Form 10-Q
period 2016-06-30
Cardtronics plc
filed 2016-07-28
CIK 1671013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-37820

Cardtronics plc

(Exact name of registrant as specified in its charter)

England and Wales	98-1304627
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3250 Briarpark Drive, Suite 400	77042
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (832) 308-4000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of Class A ordinary shares, nominal value $0.01 per share of Cardtronics plc outstanding on July 25, 2016: 45,231,925

CARDTRONICS PLC

When we refer to “us,” “we,” “our,” we are describing Cardtronics plc and/or our subsidiaries, depending on the context in which the statements are made.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,652	$26,297
Accounts and notes receivable, net of allowance for doubtful accounts of $2,589 and $2,079 as of June 30, 2016 and December 31, 2015, respectively	72,089	72,009
Inventory, net	8,372	10,675
Restricted cash	29,157	31,565
Current portion of deferred tax asset, net	—	16,300
Prepaid expenses, deferred costs, and other current assets	63,157	56,678
Total current assets	192,427	213,524
Property and equipment, net of accumulated depreciation of $386,483 and $360,722 as of June 30, 2016 and December 31, 2015, respectively	370,904	375,488
Intangible assets, net	133,170	150,780
Goodwill	540,055	548,936
Deferred tax asset, net	12,283	11,950
Prepaid expenses, deferred costs, and other noncurrent assets	18,072	19,257
Total assets	$1,266,911	$1,319,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term liabilities	$30,736	$32,732
Accounts payable	35,170	25,850
Accrued liabilities	224,731	219,058
Total current liabilities	290,637	277,640
Long-term liabilities:
Long-term debt	491,282	568,331
Asset retirement obligations	53,557	51,685
Deferred tax liability, net	4,169	21,829
Other long-term liabilities	57,018	30,657
Total liabilities	896,663	950,142

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Common stock, $0.0001 par value; 125,000,000 shares authorized; 52,529,197 and 52,129,395 shares issued as of June 30, 2016 and December 31, 2015, respectively; 45,219,175 and 44,953,620 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	5	5
Additional paid-in capital	383,488	374,564
Accumulated other comprehensive loss, net	(128,090)	(88,126)
Retained earnings	221,429	185,897
Treasury stock: 7,310,022 and 7,175,775 shares at cost as of June 30, 2016 and December 31, 2015, respectively	(106,525)	(102,566)
Total parent stockholders’ equity	370,307	369,774
Noncontrolling interests	(59)	19
Total stockholders’ equity	370,248	369,793
Total liabilities and stockholders’ equity	$1,266,911	$1,319,935

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, excluding share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
ATM operating revenues	$311,331	$285,436	$603,419	$545,459
ATM product sales and other revenues	12,630	18,310	23,789	40,188
Total revenues	323,961	303,746	627,208	585,647
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets shown separately below. See Note 1(f))	198,843	183,533	384,783	352,041
Cost of ATM product sales and other revenues	11,487	17,009	21,420	36,301
Total cost of revenues	210,330	200,542	406,203	388,342
Gross profit	113,631	103,204	221,005	197,305
Operating expenses:
Selling, general, and administrative expenses	37,912	34,190	75,311	65,070
Redomicile-related expenses	5,214	—	11,250	—
Acquisition and divestiture-related expenses	674	5,560	2,258	7,918
Depreciation and accretion expense	23,100	21,903	45,777	42,015
Amortization of intangible assets	9,691	9,495	18,954	18,992
(Gain) loss on disposal of assets	(1,326)	247	(944)	(286)
Total operating expenses	75,265	71,395	152,606	133,709
Income from operations	38,366	31,809	68,399	63,596
Other expense:
Interest expense, net	4,466	4,753	8,958	9,463
Amortization of deferred financing costs and note discount	2,982	2,817	5,764	5,596
Other expense	943	755	388	1,815
Total other expense	8,391	8,325	15,110	16,874
Income before income taxes	29,975	23,484	53,289	46,722
Income tax expense	9,861	8,744	17,816	17,208
Net income	20,114	14,740	35,473	29,514
Net loss attributable to noncontrolling interests	(34)	(257)	(59)	(716)
Net income attributable to controlling interests and available to common stockholders	$20,148	$14,997	$35,532	$30,230

Net income per common share – basic	$0.45	$0.33	$0.79	$0.67
Net income per common share – diluted	$0.44	$0.33	$0.78	$0.67

Weighted average shares outstanding – basic	45,199,450	44,807,829	45,136,553	44,737,413
Weighted average shares outstanding – diluted	45,748,570	45,319,363	45,704,474	45,280,588

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$20,114	$14,740	$35,473	$29,514
Unrealized (loss) gain on interest rate swap contracts, net of deferred income tax (benefit) expense of $(2,222) and $5,081 for the three months ended June 30, 2016 and 2015, respectively, and $(8,112) and $1,788 for the six months ended June 30, 2016 and 2015, respectively	(9,337)	7,998	(20,023)	2,844
Foreign currency translation adjustments, net of income tax (benefit) of $(1,166) and $(1,991) for the three and six months ended June 30, 2016, respectively	(14,670)	21,673	(19,941)	10,757
Other comprehensive (loss) income	(24,007)	29,671	(39,964)	13,601
Total comprehensive (loss) income	(3,893)	44,411	(4,491)	43,115
Less: comprehensive loss attributable to noncontrolling interests	(196)	(211)	(101)	(607)
Comprehensive (loss) income attributable to controlling interests	$(3,697)	$44,622	$(4,390)	$43,722

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$35,473	$29,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	64,731	61,007
Amortization of deferred financing costs and note discount	5,764	5,596
Stock-based compensation expense	9,138	9,150
Deferred income taxes	7,435	2,085
Gain on disposal of assets	(944)	(286)
Other reserves and non-cash items	(42)	2,216
Changes in assets and liabilities:
Increase in accounts and notes receivable, net	(2,215)	(3,057)
Increase in prepaid expenses, deferred costs, and other current assets	(7,716)	(7,644)
Decrease (increase) in inventory. net	2,522	(3,789)
Decrease in other assets	2,031	2,221
Increase in accounts payable	4,558	78
Increase (decrease) in accrued liabilities	11,204	(12,111)
(Decrease) increase in other liabilities	(7,352)	1,606
Net cash provided by operating activities	124,587	86,586

Cash flows from investing activities:
Additions to property and equipment	(39,571)	(56,418)
Acquisitions, net of cash acquired	(14,544)	(23,956)
Proceeds from sale of assets and businesses	9,348	7,610
Net cash used in investing activities	(44,767)	(72,764)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	134,307	180,500
Repayments of borrowings under revolving credit facility	(216,000)	(199,584)
Proceeds from exercises of stock options	145	581
Additional tax (expense) benefit related to stock-based compensation	(343)	841
Repurchase of capital stock	(3,959)	(4,027)
Net cash used in financing activities	(85,850)	(21,689)

Effect of exchange rate changes on cash	(615)	781
Net decrease in cash and cash equivalents	(6,645)	(7,086)

Cash and cash equivalents as of beginning of period	26,297	31,875
Cash and cash equivalents as of end of period	$19,652	$24,789

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,362	$9,627
Cash paid for income taxes	$8,374	$18,214

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General and Basis of Presentation

(a)  General

On July 1, 2016, the location of incorporation of the parent company of the Cardtronics group of companies was changed from Delaware to the United Kingdom (the “U.K.”), whereby Cardtronics plc, a public limited company organized under English law (“Cardtronics plc”), became the new publicly traded corporate parent of the Cardtronics group of companies following the completion of the merger between Cardtronics, Inc., a Delaware corporation (“Cardtronics Delaware”), and one of its subsidiaries (the “Merger”) pursuant to the Agreement and Plan of Merger, dated April 27, 2016, the adoption of which was approved by Cardtronics Delaware’s stockholders on June 28, 2016 (collectively, the “Redomicile Transaction”). For additional details, see (b) Company Redomicile below.

Cardtronics plc, along with its wholly and majority-owned subsidiaries (collectively, the “Company”), provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of June 30, 2016, the Company provided services to approximately 200,000 devices across its portfolio, which included approximately 178,000 devices located in all 50 states of the United States (the “U.S.”) (including the U.S. territory of Puerto Rico), approximately 16,000 devices throughout the U.K. and Ireland, approximately 1,200 devices throughout Germany and Poland, approximately 3,500 devices throughout Canada, and approximately 1,300 devices throughout Mexico. In the U.S., certain of the Company’s devices are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit-taking at ATMs using electronic imaging), and money transfers. The total count of approximately 200,000 devices also includes devices for which the Company provides processing only services and various forms of managed services solutions, which may include transaction processing, monitoring, maintenance, cash management, communications, and customer service.

Through its network, the Company provides ATM management and equipment-related services (typically under multi-year contracts) to large retail merchants of varying sizes, as well as smaller retailers and operators of facilities such as shopping malls, airports, and train stations. In doing so, the Company provides its retail partners with a compelling automated financial services solution that helps attract and retain customers, and in turn, increases the likelihood that the devices placed at their facilities will be utilized.

In addition to its retail merchant relationships, the Company also partners with leading national financial institutions to brand selected ATMs and financial services kiosks within its network, including BBVA Compass Bancshares, Inc. (“BBVA”), Citibank, N.A. (“Citibank”), Citizens Financial Group, Inc. (“Citizens”), Cullen/Frost Bankers, Inc. (“Cullen/Frost”), JPMorgan Chase & Co (“Chase”), Santander Bank, N.A. (“Santander”), TD Bank, N.A. (“TD Bank”), and PNC Bank, N.A. (“PNC Bank”) in the U.S., The Bank of Nova Scotia (“Scotiabank”) and Santander in Puerto Rico, and Scotiabank, TD Bank, and Canadian Imperial Bank of Commerce (“CIBC”) in Canada. In Mexico, the Company operates Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”) and partners with Grupo Financiero Banorte, S.A. de C.V. (“Banorte”) and Scotiabank to place their brands on the Company’s ATMs in exchange for certain services provided by them. As of June 30, 2016, approximately 22,000 of the Company’s ATMs were under contract with approximately 500 financial institutions to place their logos on the machines and to provide convenient surcharge-free access for their banking customers.

The Company owns and operates the Allpoint network (“Allpoint”), the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). Allpoint, with approximately 55,000 participating ATMs, provides surcharge-free ATM access to over 1,300 participating banks, credit unions, and prepaid card providers. For participants, Allpoint provides scale and density of free ATMs. In exchange, Allpoint earns either a fixed monthly fee per cardholder or a set fee per transaction that is paid by participants. The Allpoint network includes a majority of the Company’s ATMs in the U.S. and a portion of the Company’s ATMs in the U.K., Canada, Puerto Rico, and Mexico. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

Finally, the Company owns and operates an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to its network of ATMs and financial services kiosks as well as other ATMs under managed services arrangements. Additionally, through its acquisition of Columbus Data Services, L.L.C. (“CDS”) in 2015, the Company provides leading-edge ATM processing solutions to ATM sales and service organizations and financial institutions.

(b)  Company Redomicile

Pursuant to the Redomicile Transaction, each issued and outstanding share of Cardtronics Delaware common stock held immediately prior to the Merger was effectively converted into one Class A Ordinary Share, nominal value $0.01 per share, of Cardtronics plc (collectively, “Ordinary Shares”). Upon completion of the Redomicile Transaction, the Ordinary Shares were listed and began trading on The NASDAQ Stock Market LLC under the symbol “CATM,” the same symbol under which shares of Cardtronics Delaware common stock were formerly listed and traded. Likewise, equity plans and/or awards granted thereunder were assumed by Cardtronics plc and amended to provide that those plans and/or awards will now provide for the award and issuance of Ordinary Shares. Shares of treasury stock of Cardtronics Delaware were cancelled in the Redomicile Transaction.

The Redomicile Transaction will be accounted for as an internal reorganization of entities under common control and, therefore, Cardtronics Delaware’s assets and liabilities will be accounted for at their historical cost basis and not revalued in the transaction.

Any references to “the Company” or any similar references relating to periods before the Redomicile Transaction shall be construed as references to Cardtronics Delaware, being the previous parent company of the Cardtronics group of companies.

The Redomicile Transaction is discussed in more detail in Note 3. Stock-Based Compensation, Note 8. Long-Term Debt, Note 16. Supplemental Guarantor Financial Information, and Note 19. Subsequent Event.

(c)  Basis of Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”), although the Company believes that the disclosures are adequate to make the information not misleading. You should read this Form 10-Q along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (as amended, the “2015 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.

The financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 are unaudited. The Consolidated Balance Sheet as of December 31, 2015 was derived from the audited balance sheet filed in the 2015 Form 10-K with certain retroactive adjustments. The Company has adopted the provisions of the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) and ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). These updates require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset and clarify the treatment of debt issuance costs related to a line-of-credit arrangement. As retrospective application is required by these standards updates, December 31, 2015 has been adjusted with no material impact. In addition, the Company has adopted early ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), applying its provisions prospectively to the interim reporting periods of 2016. ASU 2015-17 eliminates the requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet and requires organizations to classify all deferred tax assets and liabilities as noncurrent.

In management’s opinion, all normal recurring adjustments necessary for a fair presentation of the Company’s interim and prior period results have been made. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company owns a majority (95.7%) interest in, and realizes a majority of the earnings and/or losses of, Cardtronics Mexico, thus this entity is reflected as a consolidated subsidiary in the accompanying consolidated financial statements, with the remaining ownership interests not held by the Company being reflected as noncontrolling interests.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and these differences could be material to the financial statements.

(d)  Restricted Cash

Restricted cash consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. The amounts include deposits held by the Company for transactions processed by its customers, as well as surcharge and interchange fees earned by the Company’s customers on transactions processed. These balances are classified as Restricted cash in the Current assets or Noncurrent assets line item on the Company’s Consolidated Balance Sheets based on when the Company expects this cash to be paid. The Company held $29.2 million and $31.6 million of Restricted cash in the Current assets line item in the accompanying Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, respectively.

(e)   Inventory

Inventory consists principally of ATMs, ATM spare parts, and ATM supplies and is stated at the lower of cost or market. Cost is determined using the average cost method. The following table is a breakdown of the Company’s primary inventory components:

	June 30, 2016	December 31, 2015
	(In thousands)
ATMs	$2,502	$2,568
ATM parts and supplies	6,802	8,400
Total	9,304	10,968
Less: Inventory reserves	(932)	(293)
Inventory, net	$8,372	$10,675

(f)  Cost of ATM Operating Revenues and Gross Profit Presentation

The Company presents Cost of ATM operating revenues and Gross profit within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization of intangible assets related to ATMs and ATM-related assets. The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$18,234	$16,214	$36,357	$31,596
Amortization of intangible assets	9,691	9,495	18,954	18,992
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues and Gross profit	$27,925	$25,709	$55,311	$50,588

(2) Acquisitions and Divestitures

On July 1, 2015, the Company completed the divestiture of its retail cash-in-transit operation in the U.K. This business was primarily engaged in the collection of cash from retail locations and was originally acquired through the Sunwin Services Group acquisition completed in November 2014. The Company recognized divestiture proceeds at their estimated fair value of approximately $39 million in 2015. Of this amount, approximately $31 million was collected during the year ended December 31, 2015, and the remainder was collected during the six months ended June 30, 2016. The net pre-tax gain recognized on this transaction in 2015 was $16.6 million. During the six months ended June 30, 2016, the Company reached resolution of certain contingent terms in the agreement and recorded an additional pre-tax gain of approximately $1.8 million.

On July 1, 2015, the Company completed the acquisition of CDS for a total purchase price of approximately $80.6 million. CDS is a leading independent transaction processor for ATM deployers and payment card issuers, providing leading-edge solutions to ATM sales and service organizations and financial institutions.

The total purchase consideration for CDS was allocated to the assets acquired and liabilities assumed, including identifiable tangible and intangible assets, based on their respective fair values estimated at the date of acquisition. The estimated fair values of the intangible assets included the acquired customer relationships valued at $16.5 million, technology valued at $7.8 million, and other intangible assets valued at $1.7 million. Intangible values were estimated utilizing primarily a discounted cash flow approach, with the assistance of an independent appraisal firm. The fair values of the tangible assets acquired included property, plant, and equipment and were valued at $4.6 million and estimated utilizing the market and cost approaches. The purchase price allocation resulted in goodwill of $52.7 million. This goodwill has been assigned to the Company’s North America reporting segment and is primarily attributable to expected synergies that will be realized by the North America segment. The Company completed the purchase accounting for CDS in January 2016 recognizing no additional adjustments to the preliminary opening balance sheet. All of the goodwill and intangible asset amounts are expected to be deductible for income tax purposes.

On April 13, 2016, the Company completed the acquisition of a 2,600 location ATM portfolio in the U.S. This acquisition was affected through multiple closings taking place primarily in April 2016. The total cash purchase price of approximately $13.8 million was paid in installments corresponding to each close. As of June 30, 2016, the Company had recognized property, plant, and equipment of $7.6 million, contract intangibles and prepaid merchant commissions of $7.9 million, and asset retirement obligations of $1.7 million. As of June 30, 2016, the accounting remains preliminary, pending completion of the related asset appraisals.

(3) Stock-Based Compensation

The Company accounts for its stock-based compensation by recognizing the grant date fair value of stock-based awards, net of estimated forfeitures, as compensation expense over the underlying requisite service periods of the related awards. The grant date fair value is based upon the Company’s stock price on the date of grant. The following table reflects the total stock-based compensation expense amounts included in the accompanying Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Cost of ATM operating revenues	$270	$204	$387	$538
Selling, general, and administrative expenses	5,700	4,745	8,751	8,612
Total stock-based compensation expense	$5,970	$4,949	$9,138	$9,150

The comparative increase in stock-based compensation expense for the three months ended June 30, 2016, was primarily attributable to the timing and amount of grants made during preceding periods and adjustments in forfeitures in the 2015 period. All grants during the periods above were made under the Second Amended and Restated 2007 Stock Incentive Plan. In conjunction with the Redomicile Transaction, on July 1, 2016, Cardtronics plc executed a deed of assumption pursuant to which Cardtronics plc adopted and assumed the Third Amended and Restated 2007 Stock Incentive Plan (as amended, the “2007 Plan”) and assumed all outstanding awards granted under the 2007 Plan (including awards granted under the 2007 Plan prior to the completion of the Redomicile Transaction) and the 2001 Stock Incentive Plan of Cardtronics Delaware, as amended.

Restricted Stock Awards. The number of the Company’s outstanding Restricted Stock Awards (“RSAs”) as of June 30, 2016, and changes during the six months ended June 30, 2016, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSAs outstanding as of January 1, 2016	47,235	$27.36
Vested	(28,985)	$26.90
RSAs outstanding as of June 30, 2016	18,250	$28.10

As of June 30, 2016, the unrecognized compensation expense associated with all outstanding RSAs was $0.3 million, which will be recognized on a straight-line basis over a remaining weighted average vesting period of approximately one year.

Restricted Stock Units. The Company grants restricted stock units (“RSUs”) under its Long-term Incentive Plan (“LTIP”), which is an annual equity award program under the 2007 Plan. The ultimate number of RSUs that are determined to be earned under the LTIP are approved by the Compensation Committee of the Company’s Board of Directors on an annual basis, based on the Company’s achievement of certain performance levels during the calendar year of its grant. The majority of these grants have both a performance-based and a service-based vesting schedule (“Performance-RSUs”), and the Company recognizes the related compensation expense based on the estimated performance levels that management believes will ultimately be met. A portion of the awards have only a service-based vesting schedule (“Time-RSUs”), for which the associated expense is recognized ratably over four years. Performance-RSUs and Time-RSUs are convertible into the Company’s common stock after the passage of the vesting periods, which are 24, 36, and 48 months from January 31 of the grant year, at the rate of 50%, 25%, and 25%, respectively. Performance-RSUs will be earned only if the Company achieves certain performance levels. Although the Performance-RSUs are not considered to be earned and outstanding until at least the minimum performance metrics are met, the Company recognizes the related compensation expense for those awards ultimately expected to vest over the requisite service period (or to an employee’s qualified retirement date, if earlier) using a graded vesting methodology. RSUs are also granted outside of LTIPs, with or without performance-based vesting requirements.

The number of the Company’s non-vested RSUs as of June 30, 2016, and changes during the six months ended June 30, 2016, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of January 1, 2016	891,439	$35.60
Granted	562,719	$37.08
Vested	(385,942)	$34.99
Forfeited	(15,061)	$36.22
Non-vested RSUs as of June 30, 2016	1,053,155	$36.61

The above table only includes earned RSUs; therefore, the Performance-RSUs granted in 2016 but not yet earned are not included. The number of Performance-RSUs granted at target in 2016, net of forfeitures, was 356,021 units with a grant date fair value of $38.03 per unit. Time-RSUs are included as granted.

As of June 30, 2016, the unrecognized compensation expense associated with earned RSUs was $18.7 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted average vesting period of approximately 2.3 years.

Options. The number of the Company’s outstanding stock options as of June 30, 2016, and changes during the six months ended June 30, 2016, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2016	77,901	$10.11
Exercised	(13,860)	$10.47
Options outstanding as of June 30, 2016	64,041	$10.04

Options vested and exercisable as of June 30, 2016	64,041	$10.04

As of June 30, 2016, the Company had no unrecognized compensation expense associated with outstanding options.

(4) Earnings per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common stockholders) when their impact on net income available to common stockholders is anti-dilutive. Potentially dilutive securities for the three and six months ended June 30, 2016 and 2015 included all outstanding stock options, RSAs, and RSUs, which were included in the calculation of diluted earnings per share for these periods, if dilutive. The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s $287.5 million of 1.00% Convertible Senior Notes due 2020 (the “Convertible Notes”) were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company’s common stock. The effect of the note hedge the Company purchased to offset the underlying conversion option embedded in the Convertible Notes was also excluded, as the effect is anti-dilutive.

Additionally, the shares of restricted stock issued by the Company under RSAs have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, restricted shares issued under RSAs are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the three and six months ended June 30, 2016 and 2015 among the Company’s outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts):

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$20,148			$14,997
Less: Undistributed earnings allocated to unvested RSAs	(10)			(23)
Net income available to common stockholders	$20,138	45,199,450	0.45	$14,974	44,807,829	$0.33

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$10			$23
Stock options added to the denominator under the treasury stock method		32,289			64,511
RSUs added to the denominator under the treasury stock method		516,831			447,023
Less: Undistributed earnings reallocated to RSAs	(10)			(23)
Net income available to common stockholders and assumed conversions	$20,138	45,748,570	0.44	$14,974	45,319,363	$0.33

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015
	Income	Weighted Average Shares Outstanding	Earnings Per Share	Income	Weighted Average Shares Outstanding	Earnings Per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$35,532			$30,230
Less: Undistributed earnings allocated to unvested RSAs	(23)			(50)
Net income available to common stockholders	$35,509	45,136,553	$0.79	$30,180	44,737,413	$0.67

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$23			$50
Stock options added to the denominator under the treasury stock method		33,073			71,750
RSUs added to the denominator under the treasury stock method		534,848			471,425
Less: Undistributed earnings reallocated to RSAs	(22)			(49)
Net income available to common stockholders and assumed conversions	$35,510	45,704,474	$0.78	$30,181	45,280,588	$0.67

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted stock issued by the Company under RSAs of 11,456 and 14,828 shares for the three and six months ended June 30, 2016, respectively, and 33,694 and 33,911 for the three and six months ended June 30, 2015, respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(5) Accumulated Other Comprehensive Loss, Net

(5) Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is displayed as a separate component of Stockholders’ equity in the accompanying Consolidated Balance Sheets. The following tables present the changes in the balances of each component of Accumulated other comprehensive loss, net for the three and six months ended June 30, 2016:

	Foreign currency translation adjustments		Unrealized (losses) gains on interest rate swap contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of April 1, 2016	$(51,157)	(1)	$(52,926)	(2)	$(104,083)
Other comprehensive loss before reclassification	(14,670)	(3)	(16,617)	(4)	(31,287)
Amounts reclassified from accumulated other comprehensive loss, net	—		7,280	(4)	7,280
Net current period other comprehensive loss	(14,670)		(9,337)		(24,007)
Total accumulated other comprehensive loss, net as of June 30, 2016	$(65,827)	(1)	$(62,263)	(2)	$(128,090)

(1)	Net of income tax (benefit) of $(3,556) and $(2,390) as of June 30, 2016 and April 1, 2016, respectively.
(2)	Net of deferred income tax (benefit) of $(11,071) and $(8,849) as of June 30, 2016 and April 1, 2016, respectively.
(3)	Net of deferred income tax (benefit) of $(1,166).
(4)

Net of deferred income tax (benefit) expense of $(3,954) and $1,732 for Other comprehensive loss before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively. See Note 11. Derivative Financial Instruments.

	Foreign currency translation adjustments		Unrealized (losses) gains on interest rate swap contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of January 1, 2016	$(45,886)	(1)	$(42,240)	(2)	$(88,126)
Other comprehensive loss before reclassification	(19,941)	(3)	(34,631)	(4)	(54,572)
Amounts reclassified from accumulated other comprehensive loss, net	—		14,608	(4)	14,608
Net current period other comprehensive loss	(19,941)		(20,023)		(39,964)
Total accumulated other comprehensive loss, net as of June 30, 2016	$(65,827)	(1)	$(62,263)	(2)	$(128,090)

(1)	Net of income tax (benefit) of $(3,556) and $(1,565) as of June 30, 2016 and January 1, 2016, respectively.
(2)	Net of deferred income tax (benefit) of $(11,071) and $(2,959) as of June 30, 2016 and January 1, 2016, respectively.
(3)	Net of deferred income tax (benefit) of $(1,991).
(4)

Net of deferred income tax (benefit) expense of $(14,030) and $5,918 for Other comprehensive loss before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively. See Note 11. Derivative Financial Instruments.

The Company records unrealized gains and losses related to its interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets since it is more likely than not that the Company will be able to realize the benefits associated with its net deferred tax asset positions in the future. The amounts reclassified from Accumulated other comprehensive loss, net are recognized in the Cost of ATM operating revenues line item on the accompanying Consolidated Statements of Operations.

The Company has elected the portfolio approach for the deferred tax asset of the unrealized gains and losses related to the interest rate swaps in the Accumulated other comprehensive loss, net line item on the accompanying Consolidated Balance Sheets. Under the portfolio approach, the disproportionate tax effect created when the valuation allowance was appropriately released as a tax benefit into continuing operations in 2010, will reverse out of the Accumulated other comprehensive loss, net line item on the accompanying Consolidated Balance Sheets and into continuing operations as a tax expense when the Company ceases to hold any interest rate swaps. As of June 30, 2016, the disproportionate tax effect is approximately $14.4 million.

The Company currently believes that the unremitted earnings of its foreign subsidiaries under its U.S. holding company will be reinvested for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in these subsidiaries or on the foreign currency translation adjustment amounts.

(6) Intangible Assets

Intangible Assets with Indefinite Lives

The following table presents the net carrying amount of the Company’s intangible assets with indefinite lives as well as the changes in the net carrying amounts for the six months ended June 30, 2016, by segment:

	Goodwill
	North America (1)	Europe (2)	Total
	(In thousands)
Balance as of January 1, 2016:
Gross balance	$452,270	$146,669	$598,939
Accumulated impairment loss	—	(50,003)	(50,003)
	$452,270	$96,666	$548,936

Foreign currency translation adjustments	99	(8,980)	(8,881)

Balance as of June 30, 2016:
Gross balance	$452,369	$137,689	$590,058
Accumulated impairment loss	—	(50,003)	(50,003)
	$452,369	$87,686	$540,055

(1)	The North America segment is comprised of the Company’s operations in the U.S., Canada, Mexico, and Puerto Rico.
(2)	The Europe segment is comprised of the Company’s operations in the U.K., Ireland, Germany, Poland, and its ATM advertising business.

	Trade Name: indefinite-lived
	North America (1)	Europe (2)	Corporate & Other (3)	Total
	(In thousands)
Balance as of January 1, 2016:	$200	$416	$1,700	$2,316
Reclassification to definite-lived trade name	—	—	(1,700)	(1,700)
Foreign currency translation adjustments	—	39	—	39
Balance as of June 30, 2016	$200	$455	$—	$655

(1)	The North America segment is comprised of the Company’s operations in the U.S., Canada, Mexico, and Puerto Rico.
(2)	The Europe segment is comprised of the Company’s operations in the U.K., Ireland, Germany, Poland, and its ATM advertising business.
(3)	The Corporate & Other segment is comprised of the Company’s transaction processing activities and the Company’s corporate general and administrative functions.

Intangible Assets with Definite Lives

The following is a summary of the Company’s intangible assets that were subject to amortization:

	June 30, 2016			December 31, 2015
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)			(In thousands)
Customer and branding contracts/relationships	$349,873	$(234,221)	$115,652	$350,211	$(219,498)	$130,713
Revolving credit facility deferred financing costs	3,071	(2,010)	1,061	2,896	(1,452)	1,444
Non-compete agreements	4,418	(4,043)	375	4,454	(3,935)	519
Technology	10,714	(4,370)	6,344	10,751	(3,750)	7,001
Trade name: definite-lived	12,411	(3,328)	9,083	11,646	(2,859)	8,787
Total	$380,487	$(247,972)	$132,515	$379,958	$(231,494)	$148,464

(7) Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Accrued merchant settlement	$63,295	$60,218
Accrued merchant fees	45,030	43,005
Accrued taxes	27,283	29,372
Accrued maintenance	10,492	8,012
Accrued compensation	10,286	15,929
Accrued cash management fees	7,704	8,825
Accrued processing costs	6,789	7,636
Accrued purchases	6,666	7,222
Accrued armored	6,335	5,922
Accrued interest	6,164	6,094
Accrued interest on interest rate swaps	2,391	2,708
Accrued telecommunications costs	2,187	1,772
Other accrued expenses	30,109	22,343
Total	$224,731	$219,058

(8) Long-Term Debt

The carrying value of the Company’s long-term debt consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Revolving credit facility, including swingline credit facility (weighted average combined interest rate of 2.0% as of June 30, 2016 and December 31, 2015)	$8,400	$90,835
5.125% Senior Notes due 2022, net of capitalized debt issuance costs (1)	247,044	246,742
1.00% Convertible Senior Notes due 2020, net of unamortized discount and capitalized debt issuance costs (1)	235,838	230,754
Total long-term debt	$491,282	$568,331

(1)	Issued by Cardtronics Delaware.

As indicated in Note 1. General and Basis of Presentation – (c) Basis of Presentation, the Company has adopted the new accounting guidance applicable to the classification of capitalized debt issuance costs and now presents these costs as a direct deduction from the carrying amount of the related debt liabilities. As a result, the 5.125% Senior Notes due 2022 (the “2022 Notes”) with a face value of $250.0 million are presented net of capitalized debt issuance costs of $3.0 million and $3.3 million as of June 30, 2016 and December 31, 2015, respectively. The Convertible Notes with a face value of $287.5 million are presented net of unamortized discount and capitalized debt issuance costs of $51.7 million and $56.7 million as of June 30, 2016 and December 31, 2015, respectively.

Revolving Credit Facility

On July 1, 2016, Cardtronics plc and certain of its subsidiaries entered into a third amendment (the “Third Amendment”) to its amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement provides for a $375.0 million revolving credit facility and includes an accordion feature that will allow the borrowers under the Credit Agreement to increase the available borrowings under the revolving credit facility to $500.0 million, subject to the approval of one or more existing lenders or one or more lenders that become party to the Credit Agreement. Under the Third Amendment, (i) Cardtronics plc and certain of its subsidiaries were added as borrowers and guarantors, (ii) Cardtronics Delaware was removed as a borrower, but remained a guarantor, (iii) the maturity date of the Credit Agreement was extended to July 1, 2021, (iv) Cardtronics Europe Limited continued as a borrower and a guarantor, and (v) the total commitment under the Credit Agreement of $375.0 million (the “Commitment”) did not change, but can now be borrowed in U.S. dollars, alternative currencies, or a combination thereof. The Third Amendment provides for sub-limits under the Commitment of $50.0 million for swingline loans and $30.0 million for letters of credit.

Borrowings (not including swingline loans and alternative currency loans) under the revolving credit facility accrue interest at the Company’s option at either the Alternate Base Rate (as defined in the Credit Agreement) or the Adjusted LIBO Rate (as defined in the Credit Agreement) plus a margin depending on the Company’s most recent Total Net Leverage Ratio (as defined in the Credit Agreement). The margin for Alternative Base Rate loans varies between 0% and 1.25% and the margin for Adjusted LIBO Rate loans varies between 1.00% and 2.25%. Swingline loans denominated in U.S. dollars bear interest at the Alternate Base Rate plus a margin as described above and swingline loans denominated in alternative currencies bear interest at the Overnight LIBO Rate (as defined in the Credit Agreement) plus the applicable margin for the Adjusted LIBO Rate. The alternative currency loans bear interest at the Adjusted LIBO Rate for the relevant currency as described above. Upon effectiveness of the Third Amendment, substantially all of the Company’s U.S. assets, including the stock of its wholly-owned U.S. subsidiaries and 66.0% of the stock of the first-tier non-U.S. subsidiaries of Cardtronics Delaware, were pledged as collateral to secure borrowings made under the revolving credit facility. Furthermore, each of the Company’s material wholly-owned U.S. subsidiaries guaranteed the full and punctual payment of the obligations under the revolving credit facility. In addition, upon effectiveness of the Third Amendment, the obligations of the CFC Borrowers (as defined in the Credit Agreement) were secured by the assets of the CFC Guarantors (as defined in the Credit Agreement), which do not guarantee the obligations of the Company’s U.S. subsidiaries. There are currently no restrictions on the ability of the Company’s subsidiaries to declare and pay dividends to the Company.

The Credit Agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to: (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, and (iv) notification of certain events. Financial covenants in the Credit Agreement require the Company to maintain: (i) as of the last day of any fiscal quarter, a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no more than 2.25 to 1.00, (ii) as of the last day of any fiscal quarter, a Total Net Leverage Ratio of no more than 4.00 to 1.00, and (iii) as of the last day of any fiscal quarter, a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.50 to 1.00. Additionally, the Company is limited on the amount of restricted payments, including dividends, which it can make pursuant to the terms of the Credit Agreement; however, the Company may generally make restricted payments so long as no event of default exists at the time of such payment and the Total Net Leverage Ratio is less than 3.00 to 1.00 at the time such restricted payment is made.

As of June 30, 2016, the Company was in compliance with all applicable covenants and ratios under the Credit Agreement.

As of June 30, 2016, the Company’s outstanding balance on the revolving credit facility was $8.4 million and the available borrowing capacity under the revolving credit facility totaled $366.6 million.

$250.0 Million 5.125% Senior Notes Due 2022

On July 28, 2014, in a private placement offering, Cardtronics Delaware issued $250.0 million in aggregate principal amount of the 2022 Notes pursuant to an indenture dated July 28, 2014 (the “Indenture”) among Cardtronics Delaware, certain subsidiary guarantors (each, a “Guarantor”), and Wells Fargo Bank, National Association, as trustee. Interest on the 2022 Notes is payable semi-annually in cash in arrears on February 1st and August 1st of each year.

On July 1, 2016, Cardtronics plc, Cardtronics Delaware, certain subsidiary guarantors, and Wells Fargo Bank, National Association, as trustee, entered into a supplemental indenture (the “Senior Notes Supplemental Indenture”) with respect to the 2022 Notes. The Senior Notes Supplemental Indenture provides for the unconditional and irrevocable guarantee by Cardtronics plc of the prompt payment, when due, of any amount owed to the holders of the 2022 Notes. Furthermore, certain additional subsidiary guarantors were also added as Guarantors to the 2022 Notes.

The 2022 Notes and Guarantees (as defined in the Indenture) rank: (i) equally in right of payment with all of Cardtronics Delaware’s and the Guarantors (including Cardtronics plc) existing and future senior indebtedness, (ii) effectively junior to secured debt to the extent of the collateral securing such debt, including debt under the Company’s revolving credit facility, and (iii) structurally junior to existing and future indebtedness of Cardtronics plc’s non-guarantor subsidiaries. The 2022 Notes and Guarantees rank senior in right of payment to any of Cardtronics Delaware’s and the Guarantors’ (including Cardtronics plc) existing and future subordinated indebtedness.

The 2022 Notes contain covenants that, among other things, limit Cardtronics plc’s ability and the ability of certain of its restricted subsidiaries (including Cardtronics Delaware) to incur or guarantee additional indebtedness, make certain investments or pay dividends or distributions on Cardtronics plc’s capital stock or repurchase capital stock or make certain other restricted payments, consolidate or merge with or into other companies, conduct asset sales, restrict dividends or other payments by restricted subsidiaries, engage in transactions with affiliates or related persons, and create liens.

Obligations under its 2022 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by Cardtronics plc and certain of its subsidiaries and certain of its future subsidiaries, with the exception of Cardtronics plc’s immaterial subsidiaries. There are no significant restrictions on the ability of Cardtronics plc to obtain funds from Cardtronics Delaware or the other Guarantors by dividend or loan. None of the Guarantors’ assets represent restricted assets pursuant to Rule 4-08(e)(3) of Regulation S-X. The 2022 Notes include registration rights, and as required under the terms of the Notes, Cardtronics Delaware completed an exchange offer for these Notes in June 2015 whereby participating holders received registered notes.

The 2022 Notes are subject to certain automatic customary releases with respect to the Guarantors (other than Cardtronics plc), including the sale, disposition, or transfer of the capital stock or substantially all of the assets of such Guarantor, designation of such Guarantor as unrestricted in accordance with the Indenture, exercise of the legal defeasance option or the covenant defeasance option, liquidation, or dissolution of such Guarantor and, in the case of a Guarantor that is not wholly-owned by Cardtronics plc, such Guarantor ceasing to guarantee other indebtedness of Cardtronics plc, Cardtronics Delaware, or another Guarantor. The Guarantors, including Cardtronics plc, may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the Indenture and certain other specified requirements under the Indenture are not satisfied.

$287.5 Million 1.00% Convertible Senior Notes Due 2020 and Related Equity Instruments

On November 19, 2013, Cardtronics Delaware issued the Convertible Notes at par value. Cardtronics Delaware received $254.2 million in net proceeds from the offering after deducting underwriting fees paid to the initial purchasers and a repurchase of 665,994 shares of its outstanding common stock concurrent with the offering. Cardtronics Delaware used a portion of the net proceeds from the offering to fund the net cost of the convertible note hedge transaction, as described below. The convertible note hedge and warrant transactions were entered into concurrent with the pricing of the Convertible Notes. Cardtronics Delaware pays interest semi-annually (payable in arrears) on June 1st and December 1st of each year. Under U.S. GAAP, certain convertible debt instruments that may be settled in cash (or other assets) upon conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company, with assistance from a valuation professional, determined that the fair value of the debt component was $215.8 million and the fair value of the embedded option was $71.7 million as of the issuance date. The Company recognizes effective interest expense on the debt component and that interest expense effectively accretes the debt component to the total principal amount due at maturity of $287.5 million. The effective rate of interest to accrete the debt balance is approximately 5.26%, which corresponded to the Company’s estimated conventional debt instrument borrowing rate at the date of issuance.

On July 1, 2016, Cardtronics plc, Cardtronics Delaware, and Wells Fargo Bank, National Association, as trustee, entered into a supplemental indenture (the “Convertible Notes Supplemental Indenture”) with respect to the Convertible Notes. The Convertible Notes Supplemental Indenture provides for the unconditional and irrevocable guarantee by Cardtronics plc of the prompt payment, when due, of any amount owed to the holders of the Convertible Notes. The Convertible Notes Supplemental Indenture also provides that, from and after the effective date of the Redomicile Transaction, the Convertible Notes will be convertible into shares of Cardtronics plc in lieu of common stock of Cardtronics Delaware.

The Convertible Notes currently have a conversion price of $52.35 per share, which equals a conversion rate of 19.1022 shares per $1,000 principal amount of Convertible Notes, for a total of approximately 5.5 million shares underlying the debt. The conversion rate, however, is subject to adjustment under certain circumstances. Conversion can occur: (i) any time on or after September 1, 2020, (ii) after March 31, 2014, during any calendar quarter that follows a calendar quarter in which the price of the shares exceeds 135% of the conversion price for at least 20 days during the 30 consecutive trading-day period ending on the last trading day of the quarter, (iii) during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price of the Convertible Notes is less than 98% of the closing price of the shares multiplied by the applicable conversion rate on each such trading day, (iv) upon specified distributions to Cardtronics plc’s shareholders upon recapitalizations, reclassifications, or changes in stock, and (v) upon a make-whole fundamental change. A fundamental change is defined as any one of the following: (i) any person or group that acquires 50.0% or more of the total voting power of all classes of common equity that is entitled to vote generally in the election of Cardtronics plc’s directors, (ii) Cardtronics plc engages in any recapitalization, reclassification, or changes of common stock as a result of which the shares would be converted into or exchanged for, stock, other securities, or other assets or property, (iii) Cardtronics plc engages in any share exchange, consolidation, or merger where the shares converted into cash, securities, or other property, (iv) the Company engages in certain sales, leases, or other transfers of all or substantially all of the consolidated assets, or (v) Cardtronics plc’s shares are not listed for trading on any U.S. national securities exchange.

Effective July 1 2016, as a result of the share exchange effecting the Redomicile Transaction, the Company’s Convertible Notes became convertible, at the option of the holders and in accordance with the terms of such notes. These notes will remain convertible until the 35th trading day immediately following the consummation of the Redomicile Transaction, or August 22, 2016. The Convertible Notes were not convertible as of June 30, 2016 and, therefore, remain classified in the Long-term debt line item on the Company’s Consolidated Balance Sheets at June 30, 2016. In future financial reporting periods, the classification of the Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

Upon conversion, holders of the Convertible Notes are entitled to receive cash, shares, or a combination of cash and shares, at the Company’s election. In the event of a change in control, as defined in the indenture under which the Convertible Notes have been issued, holders can require Cardtronics Delaware to purchase all or a portion of their Convertible Notes for 100% of the notes’ par value plus any accrued and unpaid interest.

Interest expense related to the Convertible Notes consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Cash interest per contractual coupon rate	$719	$719	$1,438	$1,438
Amortization of note discount	2,406	2,283	4,780	4,537
Amortization of deferred financing costs	154	138	304	272
Total interest expense related to Convertible Notes	$3,279	$3,140	$6,522	$6,247

The carrying value of the Convertible Notes consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Principal balance	$287,500	$287,500
Unamortized discount and capitalized debt issuance costs	(51,662)	(56,746)
Net carrying amount of Convertible Notes	$235,838	$230,754

In connection with the issuance of the Convertible Notes, Cardtronics Delaware entered into separate convertible note hedge and warrant transactions to reduce the potential dilutive impact upon the conversion of the Convertible Notes. The net effect of these transactions effectively raised the price at which dilution would occur from the $52.35 initial conversion price of the Convertible Notes to $73.29. Pursuant to the convertible note hedge, Cardtronics Delaware purchased call options granting Cardtronics Delaware the right to acquire up to approximately 5.5 million shares of its common stock with an initial strike price of $52.35. The call options automatically become exercisable upon conversion of the Convertible Notes, and will terminate on the second scheduled trading day immediately preceding December 1, 2020. Cardtronics Delaware also sold to the initial purchasers warrants to acquire up to approximately 5.5 million shares of its common stock with a strike price of $73.29. The warrants will expire incrementally on a series of expiration dates subsequent to the maturity date of the Convertible Notes through August 30, 2021. If the conversion price of the Convertible Notes remains between the strike prices of the call options and warrants, Cardtronics plc’s shareholders will not experience any dilution in connection with the conversion of the Convertible Notes; however, to the extent that the price of the shares exceeds the strike price of the warrants on any or all of the series of related expiration dates of the warrants, Cardtronics plc would be required to issue additional shares to the warrant holders. The amounts allocated to both the note hedge and warrants were recorded in Stockholders’ equity section in the accompanying Consolidated Balance Sheets.

After completion of the Redomicile Transaction, the Company commenced negotiations with the counterparties under such call options and warrants to amend certain provisions thereunder to clarify certain terms (including that shares of Cardtronics plc are now the underlying security instead of Cardtronics Delaware common stock), ensure compliance with applicable law requirements and otherwise preserve the rights and obligations of the parties. The Company expects that such amendments would be entered into as soon as reasonably practicable.

(9) Asset Retirement Obligations

Asset retirement obligations consist primarily of costs to deinstall the Company’s ATMs and restore the ATM sites to their original condition, which are estimated based on current market rates. In most cases, the Company is contractually required to perform this deinstallation and in some cases, site restoration work. For each group of similar ATM type, the

Company has recognized the estimated fair value of the asset retirement obligation as a liability on its balance sheet and capitalized that cost as part of the cost basis of the related asset. The related assets are depreciated on a straight-line basis over five years, which is the estimated average time period that an ATM is installed in a location before being deinstalled, and the related liabilities are accreted to their full value over the same period of time.

The following table presents a summary of the changes in the Company’s asset retirement obligation liability for the six months ended June 30, 2016 (in thousands):

Balance as of January 1, 2016	$54,727
Additional obligations	4,775
Accretion expense	945
Payments	(1,609)
Foreign currency translation adjustments	(2,335)
Balance as of June 30, 2016	56,503
Less: current portion	2,946
Balance as of June 30, 2016, excluding current portion	$53,557

See Note 12. Fair Value Measurements for additional disclosures on the Company’s asset retirement obligations with respect to its fair value measurements.

(10) Other Liabilities

The following is a summary of the components of the Company’s other liabilities:

	June 30, 2016	December 31, 2015
	(In thousands)
Current Portion of Other Long-Term Liabilities:
Interest rate swaps	$24,563	$23,327
Obligations associated with acquired unfavorable contracts	654	656
Deferred revenue	1,178	2,313
Asset retirement obligations	2,946	3,042
Other	1,395	3,394
Total	$30,736	$32,732

Other Long-Term Liabilities:
Interest rate swaps	$48,771	$21,872
Obligations associated with acquired unfavorable contracts	318	882
Deferred revenue	1,131	1,217
Other	6,798	6,686
Total	$57,018	$30,657

(11) Derivative Financial Instruments

Cash Flow Hedging Strategy

The Company is exposed to certain risks relating to its ongoing business operations, including interest rate risk associated with its vault cash rental obligations and, to a lesser extent, borrowings under its revolving credit facility. The Company is also exposed to foreign currency exchange rate risk with respect to its investments in its foreign subsidiaries. While the Company does not currently utilize derivative instruments to hedge its foreign currency exchange rate risk or to manage the interest rate risk associated with its borrowings, the Company does utilize interest rate swap contracts to manage the interest rate risk associated with its vault cash rental obligations in the U.S. and the U.K.

The interest rate swap contracts entered into with respect to the Company’s vault cash rental obligations serve to mitigate the Company’s exposure to interest rate risk by converting a portion of the Company’s monthly floating rate vault cash rental obligations to a fixed-rate. The Company has contracts in varying notional amounts through December 31, 2020 for the Company’s U.S. and U.K. vault cash rental obligations. By converting such amounts to a fixed rate, the impact of future interest rate changes (both favorable and unfavorable) on the Company’s monthly vault cash rental expense amounts has been reduced. The interest rate swap contracts typically involve the receipt of floating rate amounts from the Company’s counterparties that match, in all material respects, the floating rate amounts required to be paid by the Company to its vault cash providers for the portions of the Company’s outstanding vault cash obligations that have been hedged. In return, the Company typically pays the interest rate swap counterparties a fixed-rate amount per month based on the same notional amounts outstanding. At no point is there an exchange of the underlying principal or notional amounts associated with the interest rate swaps. Additionally, none of the Company’s existing interest rate swap contracts contain credit-risk-related contingent features.

For each derivative instrument that is designated and qualifies as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of the Accumulated other comprehensive loss, net line item on the accompanying Consolidated Balance Sheets and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged item affects earnings. Gains and losses on the derivative instrument representing either hedge ineffectiveness or hedge components that are excluded from the assessment of effectiveness are recognized in earnings. However, because the Company generally utilizes fixed-for-floating interest rate swaps in which the underlying pricing terms agree, in all material respects, with the pricing terms of the Company’s vault cash rental obligations, the amount of ineffectiveness associated with such interest rate swap contracts has historically been immaterial. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the Consolidated Statements of Operations during the current period.

During the three months ended March 31, 2016, the Company entered into new forward-starting interest rate swap agreements with an aggregate notional amount of £550.0 million. These swap agreements begin on January 1, 2017, with £250.0 million terminating December 31, 2019 and £300.0 million terminating December 31, 2020.

Effective June 29, 2016, one of the Company’s interest rate swap counterparties exercised its right to terminate a $200.0 million notional amount, 2.40% fixed-rate, contract that was previously designated as a cash flow hedge of the Company’s 2019 and 2020 vault cash rental payments. The designated vault cash rental payments remain probable; therefore upon termination and as of that date, the Company recognized an unrealized loss of $4.9 million in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. The Company will amortize this unrealized loss into Vault cash rental expense, a component of the Cost of ATM operating revenues line item in the accompanying Consolidated Statements of Operations, over the 2019 and 2020 periods. The terminated contract was effectively novated by the previous counterparty and the Company entered into a similar $200.0 million notional amount, 2.52% fixed-rate interest rate swap with a new counterparty, which the Company designated as a cash flow hedge of its 2019 and 2020 vault cash rental payments. The modified terms resulted in ineffectiveness of $0.4 million recognized in the Other expense line item in the accompanying Consolidated Statements of Operations.

The notional amounts, weighted average fixed rates, and terms associated with the Company’s interest rate swap contracts accounted for as cash flow hedges that are currently in place (as of the date of the issuance of these financial statements) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts	Weighted Average Fixed Rate
U.S.	U.S.	U.K.	U.K.	Term
(In millions)		(In millions)
$1,300	2.74%	£—	—%	July 1, 2016 – December 31, 2016
$1,000	2.53%	£550	0.82%	January 1, 2017 – December 31, 2017
$750	2.54%	£550	0.82%	January 1, 2018 – December 31, 2018
$600	2.45%	£300	0.86%	January 1, 2019 – December 31, 2019
$600	2.45%	£—	—%	January 1, 2020 – December 31, 2020

Accounting Policy

The Company recognizes all of its derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The accounting for changes in the fair value (i.e., gains or losses) of those derivative instruments depends on: (i) whether these instruments have been designated (and qualify) as part of a hedging relationship and (ii) the type of hedging relationship actually designated. For derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation.

The Company has designated all of its interest rate swap contracts as cash flow hedges of the Company’s forecasted vault cash rental obligations. Accordingly, changes in the fair values of the related interest rate swap contracts have been reported in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets.

The Company believes that it is more likely than not that it will be able to realize the benefits associated with its net deferred tax asset positions in the future. Therefore, the Company records the unrealized gains and losses related to its interest rate swaps net of estimated taxes in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets.

Tabular Disclosures

The following tables depict the effects of the use of the Company’s derivative contracts in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations.

Balance Sheet Data

	June 30, 2016		December 31, 2015
Liability Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$24,563	Current portion of other long-term liabilities	$23,327
Interest rate swap contracts	Other long-term liabilities	48,771	Other long-term liabilities	21,872
Total Derivatives		$73,334		$45,199

Statements of Operations Data

	Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated Other Comprehensive Loss Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2016	2015		2016	2015
	(In thousands)			(In thousands)
Interest rate swap contracts	$(16,617)	$(620)	Cost of ATM operating revenues	$(7,280)	$(8,618)

	Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments (Effective Portion)		Location of Loss Reclassed from Accumulated Other Comprehensive Loss Into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2016	2015		2016	2015
	(In thousands)			(In thousands)
Interest rate swap contracts	$(34,631)	$(14,345)	Cost of ATM operating revenues	$(14,608)	$(17,189)

The Company does not currently have any derivative instruments that have been designated as fair value or net investment hedges. The Company does not currently anticipate terminating its existing derivative instruments prior to their expiration dates. If the Company concludes that it is no longer probable that the anticipated future vault cash rental obligations that have been hedged will occur, or if changes are made to the underlying terms and conditions of the Company’s vault cash rental agreements, thus creating some amount of ineffectiveness associated with the Company’s current interest rate swap contracts, any resulting gains or losses will be recognized in the Other expense line item of the accompanying Consolidated Statements of Operations.

As of June 30, 2016, the Company expects to reclassify $24.6 million of net derivative-related losses contained within Accumulated other comprehensive loss, net line item into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

See Note 12. Fair Value Measurements for additional disclosures on the Company’s interest rate swap contracts in respect to its fair value measurements.

(12) Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2016 and December 31, 2015 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at June 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$73,334	$—	$73,334	$—

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$45,199	$—	$45,199	$—

Interest rate swaps. The fair value of the Company’s interest rate swaps liability was $73.3 million as of June 30, 2016. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. See Note 11. Derivative Financial Instruments for additional disclosures on the valuation process of this liability.

Below are descriptions of the Company’s valuation methodologies for assets and liabilities measured at fair value. The methods described below may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Cash and cash equivalents, accounts and notes receivable, net of the allowance for doubtful accounts, prepaid expenses, deferred costs, and other current assets, accounts payable, accrued liabilities, and other current liabilities. These financial instruments are not carried at fair value, but are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

Acquisition-related intangible assets. The estimated fair values of acquisition-related intangible assets are valued based on a discounted cash flows analysis using significant non-observable inputs (Level 3 inputs). Intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An assessment of non-amortized intangible assets is performed on an annual basis, or more frequently based on the occurrence of events that might indicate a potential impairment.

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates. As of June 30, 2016, the fair value of the 2022 Notes and the Convertible Notes (see Note 8. Long-Term Debt) totaled $248.4 million and $290.0 million, respectively, based on the quoted prices in markets that are not active (Level 2 input) for these notes as of that date.

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the Asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value at the time of the asset installations using Level 3 inputs, and are only reevaluated periodically based on estimated current fair value. Amounts added to the asset retirement obligation liability during the six months ended June 30, 2016 and 2015 totaled $4.8 million and $4.0 million, respectively.

(13) Commitments and Contingencies

Legal Matters

The Company is subject to various legal proceedings and claims arising in the ordinary course of its business. The Company has provided reserves where necessary for all claims and the Company’s management does not expect the outcome in any legal proceedings, individually or collectively, to have a material adverse impact on the Company’s financial condition or results of operations. Additionally, the Company currently expenses all legal costs as they are incurred.

Other Commitments

Asset Retirement Obligations. The Company’s asset retirement obligations consist primarily of deinstallation costs of the ATM and costs to restore the ATM site to its original condition. In most cases, the Company is legally required to perform this deinstallation and restoration work. The Company had $56.5 million accrued for these liabilities as of June 30, 2016. For additional information, see Note 9. Asset Retirement Obligations.

(14) Income Taxes

Income tax expense based on the Company’s income before income taxes was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands, excluding percentages)
Income tax expense	$9,861	$8,744	$17,816	$17,208
Effective tax rate	32.9%	37.2%	33.4%	36.8%

The Company’s income tax provision for the six months ended June 30, 2016 totaled $17.8 million, or 33.4%, compared to income tax expense of $17.2 million, or 36.8%, for the six months ended June 30, 2015. The decrease in the effective tax rate for the three and six months ended June 30, 2016, when compared to the same respective periods in 2015, is attributable to the change in the mix of earnings across jurisdictions.

The Company assesses deferred tax asset valuation allowances at the end of each reporting period. The determination of whether a valuation allowance for deferred tax assets is needed is subject to considerable judgment and requires an evaluation of all available positive and negative evidence. Based on the assessment at June 30, 2016, and the weight of all available evidence, the Company concluded that maintaining the deferred tax asset valuation allowance for certain entities was appropriate, as the Company currently believes that it is more likely than not that these tax assets will not be realized.

The deferred tax benefits associated with the Company’s net unrealized gains and losses on derivative instruments and foreign currency translation adjustments have been reflected within the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets.

As indicated in Note 1. General and Basis of Presentation – (c) Basis of Presentation, the Company adopted the new accounting guidance applicable to the balance sheet classification of deferred taxes, eliminating the requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.

(15) Segment Information

As of June 30, 2016, the Company’s operations consisted of its North America, Europe, and Corporate & Other segments. The Company’s ATM operations in the U.S., Canada, Mexico, and Puerto Rico are included in its North America segment. The Company’s ATM operations in the U.K., Ireland, Germany, Poland, and its ATM advertising business (i- design group plc (“i-design”)) are included in its Europe segment. The Company’s transaction processing operations, which service its North American and European operations along with external customers, and the Company’s corporate general and administrative functions comprise the Corporate & Other segment. In the first quarter of 2016, the Company reorganized and created the Corporate & Other segment to separately present transaction processing operations from its primary ATM operations and present the corporate general and administrative functions separate from the North America segment. Additionally, i-design was previously included within the North America segment and due to organizational changes, is now a part of the Europe segment. While both regional reporting segments provide similar kiosk-based and/or ATM-related services, each of the regional segments is managed separately and requires different marketing and business strategies. Similarly, the transaction processing and corporate general and administrative functions are also managed separately. Segment information presented for prior periods has been revised to reflect this change in segments.

Management uses Adjusted EBITDA and Adjusted EBITA, along with U.S. GAAP-based measures, to assess the operating results and effectiveness of its segments. Management believes Adjusted EBITDA and Adjusted EBITA are useful measures because they allow management to more effectively evaluate operating performance and compare its results of operations from period to period without regard to financing methods or capital structure. Additionally, Adjusted EBITDA and Adjusted EBITA do not reflect acquisition and divestiture-related expenses and the Company’s obligations for the payment of income taxes or capital expenditures, stock-based compensation expense, amortization expense, gains or losses on disposal of assets, interest expense, certain non-operating expenses, and certain costs not anticipated to occur in future periods (if applicable in a particular period). Additionally, Adjusted EBITDA excludes depreciation and accretion expense.

Adjusted EBITDA and Adjusted EBITA, as defined by the Company, may not be comparable to similarly-titled measures reported by other companies and is not a measure of performance calculated in accordance with U.S. GAAP. In evaluating the Company’s performance as measured by Adjusted EBITDA and Adjusted EBITA, management recognizes and considers the limitations of these measurements. Accordingly, Adjusted EBITDA and Adjusted EBITA are only two of the measurements that management utilizes. Therefore, Adjusted EBITDA and Adjusted EBITA should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, or financing activities, or other income or cash flow measures prepared in accordance with U.S. GAAP.

Below is a reconciliation of Adjusted EBITA and Adjusted EBITDA to Net income attributable to controlling interests and available to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Adjusted EBITA	$58,613	$52,301	$109,094	$99,697
Add back:
Depreciation and accretion expense (1)	23,093	21,699	45,762	41,754
Adjusted EBITDA	$81,706	$74,000	$154,856	$141,451
Less:
(Gain) loss on disposal of assets	(1,326)	247	(944)	(286)
Other expense (2)	943	755	388	1,815
Noncontrolling interests (3)	(17)	(286)	(35)	(711)
Stock-based compensation expense (4)	5,970	5,015	9,138	9,211
Acquisition and divestiture-related expenses (5)	674	5,560	2,258	7,918
Redomicile-related expenses (6)	5,214	—	11,250	—
EBITDA	$70,248	$62,709	$132,801	$123,504
Less:
Interest expense, net, including amortization of deferred financing costs and note discount	7,448	7,570	14,722	15,059
Income tax expense	9,861	8,744	17,816	17,208
Depreciation and accretion expense	23,100	21,903	45,777	42,015
Amortization of intangible assets	9,691	9,495	18,954	18,992
Net income attributable to controlling interests and available to common stockholders	$20,148	$14,997	$35,532	$30,230

(1)

Amounts exclude a portion of the expenses incurred by the Company’s Mexico subsidiary to account for the amounts allocable to the noncontrolling interest stockholders. In December 2015, the Company increased its ownership interest in its Mexico subsidiary.

(2)

Includes foreign currency translation gains/losses, other non-operating costs, and in the three and six months ended June 30, 2016, approximately $0.4 million related to the effective termination of an interest rate swap.

(3)

Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of its Mexico subsidiary. In December 2015, the Company increased its ownership interest in its Mexico subsidiary from 51.0% to 95.7%.

(4)

For the three and six months ended June 30, 2015, amounts exclude a portion of the expenses incurred by the Company’s Mexico subsidiary to account for the amounts allocable to the noncontrolling interest stockholders. The Company’s Mexico subsidiary recognized no stock-based compensation expense for the three and six months ended June 30, 2016.

(5)

Acquisition and divestiture-related expenses include costs incurred for professional and legal fees and certain transition and integration-related costs, including employee-related severance costs related to specific transactions.

(6)

For the three and six months ended June 30, 2016, the Company incurred $5.2 million and $11.3 million, respectively, in expenses associated with its redomicile of its parent company to the U.K., which was completed on July 1, 2016.

The following tables reflect certain financial information for each of the Company’s reporting segments for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016
	North America	Europe	Corporate & Other	Eliminations	Total
	(In thousands)
Revenue from external customers	$220,467	$96,784	$6,710	$—	$323,961
Intersegment revenues	—	331	5,954	(6,285)	—
Cost of revenues	145,633	61,784	9,198	(6,285)	210,330
Selling, general, and administrative expenses	15,042	8,961	13,909	—	37,912
Redomicile-related expenses	—	—	5,214	—	5,214
Acquisition and divestiture-related expenses	312	355	7	—	674
Loss (gain) on disposal of assets	412	(1,738)	—	—	(1,326)

Adjusted EBITDA	59,797	26,370	(4,476)	15	81,706

Depreciation and accretion expense	12,006	9,361	1,733	—	23,100
Adjusted EBITA	47,789	17,009	(6,209)	24	58,613

Capital expenditures (1)	$12,049	$10,749	$322	$—	$23,120

	Three Months Ended June 30, 2015
	North America	Europe	Corporate & Other	Eliminations	Total
	(In thousands)
Revenue from external customers	$204,158	$99,588	$—	$—	$303,746
Intersegment revenues	—	366	5,461	(5,827)	—
Cost of revenues	130,837	70,821	4,711	(5,827)	200,542
Selling, general, and administrative expenses	15,531	8,358	10,301	—	34,190
Acquisition and divestiture-related expenses	2,562	2,994	4	—	5,560
Loss on disposal of assets	231	16	—	—	247

Adjusted EBITDA	57,802	20,773	(4,553)	(22)	74,000

Depreciation and accretion expense	11,995	8,924	984	—	21,903
Adjusted EBITA	44,823	11,849	(4,553)	182	52,301

Capital expenditures (1)	$18,175	$6,565	$—	$—	$24,740

	Six Months Ended June 30, 2016
	North America	Europe	Corporate & Other	Eliminations	Total
	(In thousands)
Revenue from external customers	$430,559	$184,430	$12,219	$—	$627,208
Intersegment revenues	—	665	11,583	(12,248)	—
Cost of revenues	281,771	119,649	17,031	(12,248)	406,203
Selling, general, and administrative expenses	30,249	18,105	26,957	—	75,311
Redomicile-related expenses	—	12	11,238	—	11,250
Acquisition and divestiture-related expenses	857	921	480	—	2,258
Loss (gain) on disposal of assets	757	(1,701)	—	—	(944)

Adjusted EBITDA	118,550	47,346	(11,057)	17	154,856

Depreciation and accretion expense	24,002	18,457	3,318	—	45,777
Adjusted EBITA	94,546	28,889	(14,376)	35	109,094

Capital expenditures (1)	$19,510	$19,434	$627	$—	$39,571

	Six Months Ended June 30, 2015
	North America	Europe	Corporate & Other	Eliminations	Total
	(In thousands)
Revenue from external customers	$400,435	$185,212	$—	$—	$585,647
Intersegment revenues	—	708	10,262	(10,970)	—
Cost of revenues	257,413	132,850	9,049	(10,970)	388,342
Selling, general, and administrative expenses	29,385	15,876	19,809	—	65,070
Acquisition and divestiture-related expenses	3,150	4,739	29	—	7,918
Loss (gain) on disposal of assets	1,283	(1,569)	—	—	(286)

Adjusted EBITDA	113,664	37,199	(9,418)	6	141,451

Depreciation and accretion expense	23,402	16,935	1,678	—	42,015
Adjusted EBITA	88,584	20,263	(9,418)	268	99,697

Capital expenditures (1)	$31,189	$25,229	$—	$—	$56,418

(1)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and other intangible assets. Additionally, capital expenditure amounts for Mexico (included in the North America segment) are reflected gross of any noncontrolling interest amounts.

Identifiable Assets:

	June 30, 2016	December 31, 2015
	(In thousands)
North America	$848,372	$870,445
Europe	355,948	382,920
Corporate & Other	62,591	66,570
Total	$1,266,911	$1,319,935

(16) Supplemental Guarantor Financial Information

As of June 30, 2016, the 2022 Notes were fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by certain wholly-owned subsidiaries of Cardtronics Delaware. On July 1, 2016, Cardtronics plc and certain other subsidiaries of Cardtronics plc became Guarantors of the 2022 Notes pursuant to the Senior Notes Supplemental Indenture entered into in conjunction with the Redomicile Transaction.

The guarantees of the 2022 Notes by any Guarantor (other than Cardtronics plc) are subject to automatic and customary releases upon: (i) the sale or disposition of all or substantially all of the assets of the Guarantor, (ii) the disposition of sufficient capital stock of the Guarantor so that it no longer qualifies under the Indenture as a restricted subsidiary of Cardtronics plc, (iii) the designation of the Guarantor as unrestricted in accordance with the Indenture, (iv) the legal or covenant defeasance of the notes or the satisfaction and discharge of the Indenture, (v) the liquidation or dissolution of the Guarantor, or (vi) provided the Guarantor is not wholly-owned by Cardtronics plc, its ceasing to guarantee other indebtedness the Cardtronics plc, Cardtronics Delaware, or another Guarantor. A Guarantor (other than Cardtronics plc) may not sell or otherwise dispose of all or substantially all of its properties or assets to, or consolidate with or merge with or into, another company (other than Cardtronics plc, Cardtronics Delaware, or another Guarantor), unless no default under the Indenture exists and either the successor to the Guarantor assumes its guarantee of the 2022 Notes or the disposition, consolidation, or merger complies with the “Asset Sales” covenant in the Indenture. In addition, Cardtronics plc may not sell or otherwise dispose of all or substantially all of its properties or assets to, or consolidate with or merge with or into, another company (other than Cardtronics Delaware or another Guarantor), unless, among other things, no default under the Indenture exists, the successor to Cardtronics plc is a domestic entity and assumes Cardtronics plc’s guarantee of the 2022 Notes and transaction (on a pro forma basis) satisfies certain criteria related to the Fixed Charge Coverage Ratio (as defined in the Indenture).

The following information, which does not give effect to the July 1, 2016 Redomicile Transaction, sets forth the Condensed Consolidating Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, the Condensed Consolidating Balance Sheets as of June 30, 2016 and December 31, 2015, and the Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2016 and 2015 of: (i) Cardtronics Delaware, the parent company as of June 30, 2016 and issuer of the 2022 Notes (“Parent”), (ii) the Guarantors, and (ii) the Non-Guarantors:

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended June 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$222,898	$107,368	$(6,305)	$323,961
Operating costs and expenses	6,556	194,809	90,535	(6,305)	285,595
(Loss) income from operations	(6,556)	28,089	16,833	—	38,366
Interest expense, net, including amortization of deferred financing costs and note discount	6,480	430	538	—	7,448
Equity in (earnings) losses of subsidiaries	(28,214)	(10,828)	—	39,042	—
Other expense (income)	271	(965)	1,653	(16)	943
Income before income taxes	14,907	39,452	14,642	(39,026)	29,975
Income tax (benefit) expense	(5,189)	12,644	2,406	—	9,861
Net income	20,096	26,808	12,236	(39,026)	20,114
Net loss attributable to noncontrolling interests	—	—	—	(34)	(34)
Net income attributable to controlling interests and available to common stockholders	20,096	26,808	12,236	(38,992)	20,148
Other comprehensive loss attributable to controlling interests	(3,313)	(628)	(19,904)	—	(23,845)
Comprehensive income (loss) attributable to controlling interests	$16,783	$26,180	$(7,668)	$(38,992)	$(3,697)

	Three Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$198,373	$107,795	$(2,422)	$303,746
Operating costs and expenses	5,010	168,027	101,322	(2,422)	271,937
(Loss) income from operations	(5,010)	30,346	6,473	—	31,809
Interest expense, net, including amortization of deferred financing costs and note discount	5,081	1,578	911	—	7,570
Equity in (earnings) losses of subsidiaries	(21,207)	(4,026)	—	25,233	—
Other expense (income)	4,070	(798)	(2,517)	—	755
Income before income taxes	7,046	33,592	8,079	(25,233)	23,484
Income tax (benefit) expense	(7,695)	12,666	3,773	—	8,744
Net income	14,741	20,926	4,306	(25,233)	14,740
Net loss attributable to noncontrolling interests	—	—	—	(257)	(257)
Net income attributable to controlling interests and available to common stockholders	14,741	20,926	4,306	(24,976)	14,997
Other comprehensive (loss) income attributable to controlling interests	(8,856)	16,388	22,093	—	29,625
Comprehensive income attributable to controlling interests	$5,885	$37,314	$26,399	$(24,976)	$44,622

	Six Months Ended June 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$434,873	$204,636	$(12,301)	$627,208
Operating costs and expenses	14,058	378,452	178,600	(12,301)	558,809
(Loss) income from operations	(14,058)	56,421	26,036	—	68,399
Interest expense, net, including amortization of deferred financing costs and note discount	12,848	788	1,086	—	14,722
Equity in (earnings) losses of subsidiaries	(51,823)	(14,654)	—	66,477	—
Other (income) expense	(74)	(2,074)	2,552	(16)	388
Income before income taxes	24,991	72,361	22,398	(66,461)	53,289
Income tax (benefit) expense	(10,464)	24,110	4,170	—	17,816
Net income	35,455	48,251	18,228	(66,461)	35,473
Net loss attributable to noncontrolling interests	—	—	—	(59)	(59)
Net income attributable to controlling interests and available to common stockholders	35,455	48,251	18,228	(66,402)	35,532
Other comprehensive loss attributable to controlling interests	(4,600)	(9,373)	(17,391)	(8,558)	(39,922)
Comprehensive income (loss) attributable to controlling interests	$30,855	$38,878	$837	$(74,960)	$(4,390)

	Six Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$387,330	$202,582	$(4,265)	$585,647
Operating costs and expenses	9,200	326,627	190,489	(4,265)	522,051
(Loss) income from operations	(9,200)	60,703	12,093	—	63,596
Interest expense, net, including amortization of deferred financing costs and note discount	10,352	3,392	1,315	—	15,059
Equity in (earnings) losses of subsidiaries	(39,777)	(6,858)	—	46,635	—
Other expense (income)	855	(1,631)	2,590	1	1,815
Income before income taxes	19,370	65,800	8,188	(46,636)	46,722
Income tax (benefit) expense	(12,350)	27,815	1,743	—	17,208
Net income	31,720	37,985	6,445	(46,636)	29,514
Net loss attributable to noncontrolling interests	—	—	—	(716)	(716)
Net income attributable to controlling interests and available to common stockholders	31,720	37,985	6,445	(45,920)	30,230
Other comprehensive (loss) income attributable to controlling interests	(7,097)	8,459	11,256	874	13,492
Comprehensive income attributable to controlling interests	$24,623	$46,444	$17,701	$(45,046)	$43,722

Condensed Consolidating Balance Sheets

	As of June 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$876	$1,573	$17,203	$—	$19,652
Accounts and notes receivable, net	—	47,365	24,724	—	72,089
Other current assets	795	38,279	61,612	—	100,686
Total current assets	1,671	87,217	103,539	—	192,427
Property and equipment, net	—	238,106	132,798	—	370,904
Intangible assets, net	1,029	97,262	34,879	—	133,170
Goodwill	—	449,658	90,397	—	540,055
Investments in and advances to subsidiaries	645,108	157,621	—	(802,729)	—
Intercompany receivable	318,139	93,337	11,417	(422,893)	—
Deferred tax asset, net	—	1,795	10,488	—	12,283
Prepaid expenses, deferred costs, and other noncurrent assets	423	15,924	1,725	—	18,072
Total assets	$966,370	$1,140,920	$385,243	$(1,225,622)	$1,266,911
Liabilities and Stockholders' Equity
Current portion of other long-term liabilities	—	25,868	4,868	—	30,736
Accounts payable and accrued liabilities	14,550	153,894	91,457	—	259,901
Total current liabilities	14,550	179,762	96,325	—	290,637
Long-term debt	491,282	80,183	(80,183)	—	491,282
Intercompany payable	89,867	169,235	163,791	(422,893)	—
Asset retirement obligations	—	28,241	25,316	—	53,557
Deferred tax liability, net	—	2,464	1,705	—	4,169
Other long-term liabilities	423	45,991	10,604	—	57,018
Total liabilities	596,122	505,876	217,558	(422,893)	896,663
Stockholders' equity	370,248	635,044	167,685	(802,729)	370,248
Total liabilities and stockholders' equity	$966,370	$1,140,920	$385,243	$(1,225,622)	$1,266,911

	As of December 31, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$782	$6,200	$19,315	$—	$26,297
Accounts and notes receivable, net	—	41,809	30,200	—	72,009
Current portion of deferred tax asset, net	—	16,169	131	—	16,300
Other current assets	1,878	47,398	49,642	—	98,918
Total current assets	2,660	111,576	99,288	—	213,524
Property and equipment, net	—	231,970	143,912	(394)	375,488
Intangible assets, net	1,396	106,863	42,521	—	150,780
Goodwill	—	449,658	99,278	—	548,936
Investments in and advances to subsidiaries	628,651	284,153	—	(912,804)	—
Intercompany receivable	407,697	197,277	6,217	(611,191)	—
Deferred tax asset, net	—	—	11,950	—	11,950
Prepaid expenses, deferred costs, and other noncurrent assets	200	6,863	12,194	—	19,257
Total assets	$1,040,604	$1,388,360	$415,360	$(1,524,389)	$1,319,935
Liabilities and Stockholders' Equity
Current portion of other long-term liabilities	—	30,552	2,180	—	32,732
Accounts payable and accrued liabilities	12,109	198,996	33,803	—	244,908
Total current liabilities	12,109	229,548	35,983	—	277,640
Long-term debt	548,496	—	19,835	—	568,331
Intercompany payable	110,006	236,283	264,902	(611,191)	—
Asset retirement obligations	—	25,360	26,325	—	51,685
Deferred tax liability, net	—	19,884	1,945	—	21,829
Other long-term liabilities	200	28,751	1,706	—	30,657
Total liabilities	670,811	539,826	350,696	(611,191)	950,142
Stockholders' equity	369,793	848,534	64,664	(913,198)	369,793
Total liabilities and stockholders' equity	$1,040,604	$1,388,360	$415,360	$(1,524,389)	$1,319,935

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2016
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$48,940	$27,437	$48,210	$—	$124,587
Additions to property and equipment	—	(17,520)	(22,051)	—	(39,571)
Acquisitions, net of cash acquired	—	(14,544)	—	—	(14,544)
Proceeds from sale of assets and businesses	—	—	9,348	—	9,348
Net cash used in investing activities	—	(32,064)	(12,703)	—	(44,767)
Proceeds from borrowings under revolving credit facility	120,100	—	14,207	—	134,307
Repayments of borrowings under revolving credit facility	(182,700)	—	(33,300)	—	(216,000)
Proceeds from intercompany notes payable	17,911	—	—	—	17,911
Repayments of intercompany notes payable	—	—	(17,911)	—	(17,911)
Proceeds from exercises of stock options	145	—	—	—	145
Additional tax expense related to stock-based compensation	(343)	—	—	—	(343)
Repurchase of capital stock	(3,959)	—	—	—	(3,959)
Net cash used in financing activities	(48,846)	—	(37,004)	—	(85,850)
Effect of exchange rate changes on cash	—	—	(615)	—	(615)
Net increase (decrease) in cash and cash equivalents	94	(4,627)	(2,112)	—	(6,645)
Cash and cash equivalents as of beginning of period	782	6,200	19,315	—	26,297
Cash and cash equivalents as of end of period	$876	$1,573	$17,203	$—	$19,652

	Six Months Ended June 30, 2015
	Parent	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$31,923	$20,694	$33,593	$376	$86,586
Additions to property and equipment	—	(27,735)	(28,307)	(376)	(56,418)
Investment in subsidiary	(10,317)	(10,317)	—	20,634	—
Acquisitions, net of cash acquired	—	—	(23,956)	—	(23,956)
Proceeds from sale of assets and businesses	—	—	7,610	—	7,610
Net cash used in investing activities	(10,317)	(38,052)	(44,653)	20,258	(72,764)
Proceeds from borrowings under revolving credit facility	180,500	—	—	—	180,500
Repayments of borrowings under revolving credit facility	(199,500)	—	(84)	—	(199,584)
Proceeds from exercises of stock options	581	—	—	—	581
Additional tax benefit related to stock-based compensation	841	—	—	—	841
Repurchase of capital stock	(4,027)	—	—	—	(4,027)
Issuance of capital stock	—	10,317	10,317	(20,634)	—
Net cash (used in) provided by financing activities	(21,605)	10,317	10,233	(20,634)	(21,689)
Effect of exchange rate changes on cash	—	—	781	—	781
Net increase (decrease) in cash and cash equivalents	1	(7,041)	(46)	—	(7,086)
Cash and cash equivalents as of beginning of period	—	9,391	22,484	—	31,875
Cash and cash equivalents as of end of period	$1	$2,350	$22,438	$—	$24,789

(17) Concentration Risk

Significant Customers. 7-Eleven, Inc. (“7-Eleven”) in the U.S. represents the largest merchant customer in the Company’s portfolio, and comprised approximately 18% and 17.5% of the Company’s pro forma total revenues for the years ended December 31, 2015 and 2014, respectively. In July 2015, the Company received notification from 7-Eleven that they do not intend on renewing the ATM placement agreement with the Company upon expiration. The existing agreement between the Company and 7-Eleven remains in effect until mid-2017, and calls for a transition period that, at 7-Eleven’s request, could extend the Company’s contract in part for up to six months.

(18) New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU 2014-09 was later amended by ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2014-09, as amended, supersedes most industry specific guidance and intends to enhance comparability of revenue recognition practices across entities and industries by providing a principle-based, comprehensive framework for addressing revenue recognition issues. ASU 2014-09, as amended, is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the provisions of the new revenue recognition guidance described above and is assessing the impact of this guidance on the Company’s financial statements and disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 applies to inventory that is measured using either the first-in, first-out, or average cost methods and requires entities to measure their inventory at the lower of cost and net realizable value. ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual periods beginning after December 15, 2016, and interim periods therein. The Company does not expect ASU 2015-11 to have a material effect on the Company’s results of operations.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those periods using a modified retrospective approach and early adoption is permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contracts Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”), which updates ASC Topic 815, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in ASU 2016-05 clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815, does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for fiscal years beginning after December 31, 2016. The Company plans to adopt this guidance after its effective date and does not anticipate a material impact on its consolidated financial statements.

Also in March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718, Compensation-Stock Compensation. ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.

See Note 1. General and Basis of Presentation – (c) Basis of Presentation for a discussion of the ASUs adopted in the six months ended June 30, 2016.

(19) Subsequent Event

On July 1, 2016, the location of incorporation of the parent company of the Cardtronics group of the companies was changed from Delaware to the U.K., whereby Cardtronics plc became the new publicly traded corporate parent of the Cardtronics group of companies following the completion of the Merger pursuant to the Redomicile Transaction.

For further discussion see Note 1. General and Basis of Presentation,  Note 3. Stock-Based Compensation,  Note 8. Long-Term Debt, and Note 16. Supplemental Guarantor Financial Information.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “project,” “believe,” “estimate,” “expect,” “future,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that are anticipated. All comments concerning our expectations for future revenues and operating results are based on our estimates for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and present expectations or projections. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include:

•	our financial outlook and the financial outlook of the ATM industry and the continued usage of cash by consumers at rates near historical patterns;
•	our ability to respond to recent and future network and regulatory changes, including forthcoming requirements surrounding Europay, MasterCard, and Visa (“EMV”) security standards;
•	our ability to renew our existing customer relationships on comparable economic terms and add new customers;
•	our ability to pursue and successfully integrate acquisitions;
•	changes in interest rates and foreign currency rates;
•	our ability to successfully manage our existing international operations and to continue to expand internationally;
•	our ability to manage concentration risks with key customers, vendors, and service providers;
•	our ability to prevent thefts of cash;
•	our ability to manage cybersecurity risks and prevent data breaches;
•

our ability to respond to potential reductions in the amount of net interchange fees that we receive from global and regional debit networks for transactions conducted on our ATMs due to pricing changes implemented by those networks as well as changes in how issuers route their ATM transactions over those networks;

•	our ability to provide new ATM solutions to retailers and financial institutions including placing additional banks’ brands on ATMs currently deployed;
•	our ATM vault cash rental needs, including potential liquidity issues with our vault cash providers and our ability to continue to secure vault cash rental agreements in the future;
•	our ability to manage the risks associated with our third-party service providers failing to perform their contractual obligations;
•	our ability to successfully implement and evolve our corporate strategy;
•	our ability to compete successfully with new and existing competitors;
•	our ability to meet the service levels required by our service level agreements with our customers;
•	the additional risks we are exposed to in our U.K. armored transport business;
•

the impact of changes in U.S. or non-U.S. laws, including tax laws, that could reduce or eliminate the benefits expected to be achieved from our recent change of our parent company from the U.S. to the U.K.;

•

the impact of, or uncertainty related to, the U.K.’s planned exit from the European Union, including any material adverse effect on the tax, tax treaty, currency, operational, legal, and regulatory regime and macro-economic environment to which we will be subject to as a U.K. company; and

•	our ability to retain our key employees and maintain good relations with our employees.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, see: (i) Part II. Other Information, Item 1A. Risk Factors in this Form 10-Q, (ii) Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 (as amended, the “2015 Form 10‑K”), and (iii) the information set forth under Risk Factors in our Proxy Statement, dated May 19, 2016. Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics plc provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of June 30, 2016, we were the world’s largest ATM owner/operator, providing services to approximately 200,000 devices throughout the United States (the “U.S.”) (including the U.S. territory of Puerto Rico), the United Kingdom (the “U.K.”), Ireland, Germany, Poland, Canada, and Mexico. In the U.S., certain of our devices are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services including bill payments, check cashing, remote deposit capture (which is deposit-taking at ATMs using electronic imaging), and money transfers. Included in the number of devices in our network as of June 30, 2016 were approximately 121,000 ATMs to which we provided processing only services or various forms of managed services solutions. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.

We often partner with large retail merchants of varying sizes under multi-year contracts to place our ATMs and kiosks within their store locations. In doing so, we provide our retail partners with a compelling automated financial services, solution that helps attract and retain customers, and in turn, increases the likelihood that our devices will be utilized. We also own and operate electronic funds transfer (“EFT”) transaction processing platforms that provide transaction processing services to our network of ATMs and financial services kiosks, as well as to other ATMs owned and operated by third parties.

We also own and operate the Allpoint network (“Allpoint”), the largest surcharge-free ATM network within the U.S. (based on the number of participating ATMs). Allpoint, with approximately 55,000 participating ATMs, provides surcharge-free ATM access to over 1,300 participating banks, credit unions, and prepaid card providers. For participants, Allpoint provides scale and density of free ATMs. In exchange, Allpoint earns either a fixed monthly fee per cardholder or a set fee per transaction that is paid by participants. The Allpoint network includes a majority of our ATMs in the U.S. and a portion of our ATMs in the U.K., Canada, Puerto Rico, and Mexico. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

For additional discussion of our operations and the manner in which we derive revenues, refer to our 2015 Form 10-K.

Strategic Outlook

Over the past several years, we have expanded our operations both domestically and internationally through acquisitions, continued to deploy ATMs in high-traffic locations under contracts with well-known retailers, expanded our relationships with leading financial institutions through growth of the Allpoint surcharge-free ATM network and bank-branding programs, and made strategic acquisitions and investments to expand new product offerings and capabilities of our ATMs.

We have completed several acquisitions since 2011, including, but not limited to, the acquisitions of: (i) eight domestic ATM operators, expanding our fleet in both multi-unit regional retail chains and individual merchant ATM locations in the U.S., (ii) two Canadian ATM operators which allowed us to enter into and expand our international presence in Canada, (iii) Cardpoint Limited in August 2013, which further expanded our U.K. ATM operations and also allowed us to enter into the German market, and (iv) Sunwin Services Group (“Sunwin”) in November of 2014, which further expanded our cash-in-transit and maintenance servicing capabilities in the U.K. and allowed us to acquire and operate ATMs located at the Co-operative Food stores. In addition to ATM acquisitions, we have also made strategic acquisitions including: (i) LocatorSearch in August 2011, a domestic leading provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate and convenient ATM location based on the service they seek, (ii) i-design group plc in March 2013, which is a Scotland-based provider and developer of marketing and advertising software and services for ATM operators, and (iii) Columbus Data Services, L.L.C. (“CDS”) in July 2015, a leading independent transaction processor for ATM deployers and payment card issuers, providing leading-edge solutions to ATM sales and service organizations and financial institutions.

While we will continue to explore potential acquisition opportunities in the future as a way to grow our business, we also expect to continue to expand our ATM footprint organically and launch new products and services that will allow us to further leverage our existing ATM and financial services kiosk network. We see opportunities to expand our operations through the following efforts:

•	increasing the number of deployed devices with existing and new merchant relationships;
•	expanding our relationships with leading financial institutions;
•	working with financial institutions and card issuers to further leverage our extensive ATM and financial services kiosk network;
•	increasing transaction levels at our existing locations;
•	developing and providing additional services at our existing ATMs;
•	pursuing additional managed services opportunities; and
•	pursuing international growth opportunities.

For additional discussion of each of the strategic points above, see Part I. Item1. Business - Our Strategy in our 2015 Form 10-K.

Recent Events and Trends

Over the last several years, we have grown our business through a combination of organic growth and acquisitions. During the first half of 2016, total revenues, on a constant-currency basis, grew by 9.3% over the prior year, comprised of 6.8% from organic or internal growth and 2.5% growth from acquisitions (net of recently divested businesses).

Withdrawal Transaction and Revenue Trends - U.S. Many banks are reducing the number of branches they operate to reduce their operating costs, giving rise to a need for automated banking solutions, such as ATMs. Bank-branding of our ATMs and participation in our surcharge-free network allow financial institutions to rapidly increase and maintain surcharge-free ATM access for their customers at a substantially lower cost than building and maintaining their own ATM network. We believe there is an opportunity for a large non-bank ATM and financial services kiosk operator such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an outsourcing arrangement could reduce a financial institution’s operating costs while extending its customer service. Furthermore, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs and financial services kiosks. These factors have led to an increase in bank-branding, participation in surcharge-free networks, and managed services arrangements, and we believe that there will be continued growth in such arrangements.

In 2014, we received notice from one of our largest branding partners, JPMorgan Chase & Co (“Chase”), of their intention not to renew or extend a number of ATM branding contracts with us. While this action had a moderately negative impact on 2015 results, we do not believe that it will have a long-term adverse impact on our financial results or our ability to continue offering bank-branding solutions to financial institutions. We have reached agreements with several financial institutions and are in advanced discussions with multiple other financial institutions to replace the branding on a significant number of the ATMs previously branded by Chase.

Total same-store cash withdrawal transactions conducted on our U.S. ATMs, inclusive of the locations previously branded by Chase, decreased for the three and six months ended June 30, 2016 by approximately 2% compared to the same periods in the prior year. The decline was due to a number of our ATMs having the Chase brand removed during 2015 and 2016. This debranding activity caused a shift in consumer behavior at some of our ATMs, as ATMs that were previously free-to-use to Chase cardholders, now charge convenience fees to those cardholders. Chase may also charge its customers an out of network fee, making the ATM less attractive for Chase cardholders to use them. As we are able to partially offset the lost branding revenues from Chase with surcharge fees to their customers, our U.S. same-store revenues were up approximately 2% and 3% during the three and six months ended June 30, 2016, respectively.

Excluding locations that were impacted by the Chase debranding activity, the remainder of our U.S. fleet produced same-store withdrawals that were up approximately 1% and 2% for the three and six months ended June 30, 2016, respectively. Our comparable same-store revenues for our U.S. ATMs were up approximately 3% and 5% for the three and six months ended June 30, 2016, respectively, driven by new branding of certain locations, incremental Allpoint related revenues, and surcharge rate increases at certain locations. Excluding ATM locations that have been recently debranded, we expect an approximately flat withdrawal transaction growth rate on a same-store basis on our domestic ATMs in the near-term.

In July 2015, we received notification from 7-Eleven Inc. (“7-Eleven”) that they do not intend on renewing their ATM placement agreement in the U.S. with us upon expiration of the agreement in July 2017. 7-Eleven announced that it has selected a related entity of 7-Eleven’s parent company as its next ATM provider. 7-Eleven in the U.S. represents the single largest merchant customer in our portfolio, and comprised approximately 18% of our pro forma total revenue for the year ended December 31, 2015. Our existing agreement with 7-Eleven remains in effect until July 2017. At this time, we do not expect a significant change in our revenues and earnings associated with this contract through July 2017 as a result of this notification.

Withdrawal Transaction and Revenue Trends - U.K. In recent periods, we have installed more free-to-use ATMs as compared to surcharging pay-to-use ATMs in the U.K., which is our largest operation in Europe. This is due in part to adding major corporate customers who tend to operate primarily in high traffic locations where free-to-use ATMs are more prevalent. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the significantly higher volume of transactions conducted on free-to-use machines have generally translated into higher overall revenues. Our same-store withdrawal transactions have been slightly negative, approximately (-1% to -4%), in recent periods in the U.K. In the quarter ended June 30, 2016, our organic revenue growth rate in the U.K. was approximately 9% on a constant-currency basis, as we have been able to secure several ATM placement agreements with new and existing relationships and have also benefited from a higher interchange rate. Additionally, through our significant operating scale in this market, we have been able to grow our profit margins with the additional revenues from the expanded ATM estate.

Europay, MasterCard, Visa (“EMV”) Standard in the U.S. The EMV standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “chip cards.” This standard has already been adopted in the U.K., Germany, Poland, Mexico, and Canada, and our ATMs in those markets are in compliance. In the U.S., MasterCard Inc. (“MasterCard”) has announced plans for a liability shift from the issuers of these cards to the party that has not made the investment in EMV equipment (acquirer) on various dates. Under this liability shift, transactions may still occur on a non-EMV-compliant ATM, but the operator of that ATM would be liable for any fraudulent transactions. MasterCard’s liability shift on International Maestro (MasterCard) transactions occurred in April 2013, and while the majority of our U.S. ATMs are not currently EMV-compliant, to date, we have not experienced and do not expect this liability shift to have a significant impact on our business or results as International Maestro transactions currently comprise less than 1% of our U.S. transaction volume. As of the Maestro liability shift date of April 2013, we implemented additional fraud monitoring methods to minimize fraud losses. To date, we have seen minimal fraud losses from Maestro transactions in the U.S. MasterCard has also announced that liability shift for its domestic ATM transactions on EMV-issued cards will occur starting in October 2016. In February 2013, Visa Inc. (“Visa”) announced plans for a liability shift to occur in October 2017 for all transaction types on domestic or international EMV-issued cards. At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however, all of our recent ATM deployments have been with ATMs that are EMV-ready, and we plan to have upgraded a significant portion of our U.S. Company-owned fleet in advance of the October 2016 MasterCard liability shift date for domestic transactions. We are currently executing a plan whereby we are scheduled to visit the majority of our Company-owned ATMs through early 2017 to enable most of this fleet to be EMV-compliant and also enhance security and enable other features. Due to the significant operational challenges of enabling EMV and other hardware and software enhancements across the majority of our U.S. ATM fleet, which comprises many types and models of ATMs, along with potential compatibility issues with various software and processing platforms, we could experience increased downtime in our U.S. fleet over the course of the next year. As a result of this potential downtime, we could suffer lost revenues or incur penalties with certain of our contracts. We also may incur increased charges from networks associated with actual or potentially fraudulent transactions and may also incur additional administrative overhead costs to support the handling of an increased volume of disputed transactions. We also may experience a higher rate of unit count or transaction attrition for our merchant-owned ATMs and ATMs for which we process transactions, as a result of this standard, as we may elect to entirely block certain ATMs or certain transaction types for merchant-owned ATMs that are not EMV-enabled in the future. However, we are currently offering programs to make EMV upgrades attractive to merchants that own their own ATMs. At this time, we do not expect the U.S. EMV standard, being driven by MasterCard- and Visa-announced liability shifts, to have a major impact on our operating results in 2016 or 2017.

Financial Regulatory Reform in the U.K. and the European Union. In March 2013, the U.K. Treasury department issued a formal recommendation to further regulate the U.K. payments industry, including LINK, the nation’s formal ATM scheme. In October 2013, the U.K. government responded by establishing the new Payment Systems Regulator (“PSR”) to oversee any payment system operating in the U.K. and its participants. The PSR went live in April 2015 and to date there has been no significant immediate financial or operational impact.

U.K. Planned Exit from the European Union (“Brexit”). On June 23, 2016, the U.K. voted to leave the European Union. Prior to the referendum, we carefully evaluated both potential outcomes of the Brexit vote in advance of announcing our plan to redomicile to the U.K. We expect that the redomicile will better align our corporate structure with our current and future business activities, including our substantial business presence in the U.K., where approximately 60% of our global workforce is based.

New Currency Designs in the U.K. Polymer notes will be introduced by the Bank of England in June 2017, and the introduction of these new currency designs will require upgrades to software and physical device components on our ATMs in the U.K. These upgrades will require planning and execution and may result in some limited downtime for the ATMs requiring upgrades. However, at this time, we do not anticipate any material adverse financial or operatonal impact as a result of the new requirements to handle these new notes.

Capital Investments. We anticipate an elevated level of capital investment during 2016 and early 2017 to support the EMV requirements discussed above and other factors discussed in greater detail below, but we do not expect that this temporary increased level of capital investment will continue past 2016 and early 2017. We expect capital expenditures in 2016 to be similar to what we invested during 2015. The higher levels of capital spending in 2016 are being driven by the upcoming EMV requirements, coupled with many other factors including: (i) our strategic initiatives to enhance the consumer experience at our ATMs and drive transaction growth, (ii) increased demand from merchants and financial institutions for multi-function ATMs, (iii) competition for new merchant and customer contracts and a significant number of long-term renewals of existing merchant contracts, (iv) certain software and hardware enhancements required to facilitate our strategic initiatives, enhance security, and to continue running supported versions, and (v) other compliance related matters. As a result of the increased capital investments being planned, we are working to optimize our existing assets, but it is possible that as a result of this activity we could incur some asset write-offs or impairments and increased depreciation expense.

Acquisitions. On July 1, 2015, we completed the acquisition of CDS for a total purchase price of $80.6 million. CDS is a leading independent transaction processor for ATM deployers and payment card issuers, providing leading-edge solutions to ATM sales and service organizations and financial institutions.

On April 13, 2016 we completed the acquisition of a 2,600 location ATM portfolio in the U.S. whereby we acquired ATMs and operating contracts with merchants at various retail locations. This acquisition was affected through multiple closings taking place primarily in April of 2016. The total cash purchase price of approximately $13.8 million was paid in installments corresponding to each close.

Divestitures. On July 1, 2015, we completed the divestiture of our retail cash-in-transit operation in the U.K. This business was primarily engaged in the collection of cash from retail locations and was originally acquired through the Sunwin acquisition completed in November 2014. We recognized divestiture proceeds of approximately $39 million in 2015. Approximately $31 million was collected during the year ended December 31, 2015, and the remainder was collected during the six months ended June 30, 2016. The net pre-tax gain recognized on this transaction in 2015 was $16.6 million.

During the six months ended June 30, 2016, we reached resolution of certain contingent terms in the agreement and recorded an additional pre-tax gain of approximately $1.8 million.

For additional discussion related to the acquisition and divestiture discussions above, see Item 1. Financial Statements, Note 2. Acquisitions and Divestitures.

Redomicile to the U.K. On July 1, 2016, the location of incorporation of the parent company of the Cardtronics group of companies was changed from Delaware to the U.K., whereby Cardtronics plc, a public limited company organized under English law (“Cardtronics plc”), became the new publicly traded corporate parent of the Cardtronics group of companies following the completion of the merger between Cardtronics, Inc., a Delaware corporation (“Cardtronics Delaware”), and one of its subsidiaries (the “Merger”) pursuant to the Agreement and Plan of Merger, dated April 27, 2016, the adoption of which was approved by Cardtronics Delaware’s stockholders on June 28, 2016 (collectively, the “Redomicile Transaction”).

Pursuant to the Redomicile Transaction, each issued and outstanding share of Cardtronics Delaware common stock held immediately prior to the Merger was effectively converted into one Class A Ordinary Share, nominal value $0.01 per share, of Cardtronics plc (collectively, “Ordinary Shares”). Upon completion, the Ordinary Shares were listed and began trading on The NASDAQ Stock Market LLC under the symbol “CATM,” the same symbol under which shares of Cardtronics Delaware common stock were formerly listed and traded. Likewise, equity plans and/or awards granted thereunder were assumed by Cardtronics plc and amended to provide that those plans and/or awards will now provide for the award and issuance of Ordinary Shares. Shares of treasury stock of Cardtronics Delaware were cancelled in the Redomicile Transaction.

The Redomicile Transaction will be accounted for as an internal reorganization of entities under common control, and therefore, Cardtronics Delaware’s assets and liabilities will be accounted for at their historical cost basis and not revalued in the transaction.

Any references to “the Company,” “us,” or “we,” or any similar references relating to periods before the Redomicile Transaction shall be construed as references to Cardtronics Delaware, being the previous parent company of the Cardtronics group of companies.

In conjunction with the redomicile to the U.K., we expect a lower overall effective tax rate for the remaining months of 2016. However, due to a number of factors, including the effectiveness of the redomicile and related transactions in the third quarter of 2016, regulations currently proposed by the U.S. Treasury, and other factors, we anticipate some volatility in the effective tax rate between the third and fourth quarters of 2016, with the third quarter likely being significantly lower than the effective tax rate for the six months ended June 30, 2016. In the future, our mix of earnings across the jurisdictions in which we operate, changes in regulations, including regulations currently proposed by the U.S. Treasury, and other factors will impact our overall effective tax rate. At this time, we currently expect an effective tax rate of approximately 30% in 2017 and likely declining somewhat thereafter.

Factors Impacting Comparability Between Periods

•

Foreign Currency Exchange Rates. Our reported financial results are subject to fluctuations in exchange rates. We estimate that the year-over-year strengthening in the U.S. dollar relative to the currencies in the foreign markets in which we operate caused our reported revenues to be lower by approximately $13.0 million, or 2.2%, for the six months ended June 30, 2016. As the U.S. dollar has continued to generally gain strength relative to the foreign currencies where we operate our international businesses and in particular against the British pound after the vote for the U.K. to leave the European Union, we expect that the remainder of our 2016 results may also be somewhat adversely impacted.

•

Acquisitions and Divestitures. The results of operations for any acquired entities during a particular year have been included in our consolidated results for that year since the respective dates of acquisition. Similarly, the results of operations for any divested operations have been excluded from our consolidated results since the dates of divestiture. We do not believe these effects are material in the periods presented.

Results of Operations

The following table sets forth line items from our Consolidated Statements of Operations as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
ATM operating revenues	96.1%	94.0%	96.2%	93.1%
ATM product sales and other revenues	3.9	6.0	3.8	6.9
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets shown separately below) (1)	61.4	60.4	61.3	60.1
Cost of ATM product sales and other revenues	3.5	5.6	3.4	6.2
Total cost of revenues	64.9	66.0	64.8	66.3
Gross profit	35.1	34.0	35.2	33.7
Operating expenses:
Selling, general, and administrative expenses (2)	11.7	11.3	12.0	11.1
Redomicile-related expenses (3)	1.6	—	1.8	—
Acquisition and divestiture-related expenses	0.2	1.8	0.4	1.4
Depreciation and accretion expense	7.1	7.2	7.3	7.2
Amortization of intangible assets	3.0	3.1	3.0	3.2
(Gain) loss on disposal of assets	(0.4)	0.1	(0.2)	—
Total operating expenses	23.2	23.5	24.3	22.8
Income from operations	11.8	10.5	10.9	10.9
Other expense:
Interest expense, net	1.4	1.6	1.4	1.6
Amortization of deferred financing costs and note discount	0.9	0.9	0.9	1.0
Other expense	0.3	0.2	0.1	0.3
Total other expense	2.6	2.7	2.4	2.9
Income before income taxes	9.3	7.7	8.5	8.0
Income tax expense	3.0	2.9	2.8	2.9
Net income	6.2	4.9	5.7	5.0
Net loss attributable to noncontrolling interests	—	(0.1)	—	(0.1)
Net income attributable to controlling interests and available to common stockholders	6.2%	4.9%	5.7%	5.2%

(1)

Excludes effects of depreciation, accretion, and amortization of intangible assets of $27.9 million and $25.7 million for the three months ended June 30, 2016 and 2015, respectively, and $55.3 million and $50.6 million for the six months ended June 30, 2016 and 2015, respectively. See Item 1. Financial Statements, Note 1. General and Basis of Presentation – (f) Cost of ATM Operating Revenues and Gross Profit Presentation. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 8.6% and 8.5% for the three months ended June 30, 2016 and 2015, respectively, and 8.9% and 8.6% for the six months ended June 30, 2016 and 2015, respectively.

(2)

Includes stock-based compensation expense of $5.7 million and $4.7 million for the three months ended June 30, 2016 and 2015, respectively, and $8.8 million and $8.6 million for the six months ended June 30, 2016 and 2015, respectively.

(3)

For the three and six months ended June 30, 2016, we incurred $5.2 million and $11.3 million, respectively, in expenses associated with the redomicile of our parent company to the U.K., which was completed on July 1, 2016.

Key Operating Metrics

We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margin. The following table sets forth information regarding certain of these key measures for the periods indicated, including the effect of the acquisitions.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016		2015	2016		2015
Average number of transacting ATMs:
United States: Company-owned	41,450		38,383	40,413		38,214
United Kingdom and Ireland	16,063		15,117	15,936		14,394
Mexico	1,381		1,433	1,387		1,610
Canada	1,861		1,784	1,856		1,690
Germany and Poland	1,155		985	1,142		956
Subtotal	61,910		57,702	60,734		56,864
United States: Merchant-owned (1)	16,613		20,202	17,063		20,648
Average number of transacting ATMs – ATM operations	78,523		77,904	77,797		77,512

Managed Services and Processing
United States: Managed services – Turnkey	2,178		2,188	2,186		2,179
United States: Managed services – Processing Plus and Processing operations, net (2)	115,518		31,606	113,141		30,997
Canada: Managed services	1,707		987	1,611		954
Average number of transacting ATMs – Managed services and processing	119,403		34,781	116,938		34,130

Total average number of transacting ATMs	197,926		112,685	194,735		111,642

Total transactions (in thousands):
ATM operations	341,941		321,424	655,072		599,652
Managed services and processing, net (2)	176,998		35,405	347,877		68,805
Total transactions	518,939		356,829	1,002,949		668,457

Cash withdrawal transactions (in thousands):
ATM operations	216,197		197,238	408,283		366,708

Per ATM per month amounts (excludes managed services and processing):		% Change			% Change
Cash withdrawal transactions	918	8.8%	844	875	11.0%	788

ATM operating revenues	$1,250	6.2%	$1,177	$1,220	8.0%	$1,130
Cost of ATM operating revenues (3)	803	5.9%	758	784	7.3%	731
ATM operating gross profit (3) (4)	$447	6.7%	$419	$436	9.3%	$399

ATM operating gross profit margin (3) (4)	35.8%		35.6%	35.7%		35.3%

(1)	Certain ATMs previously reported in this category are now included in the United States: Managed services – Processing Plus and Processing operations, net category below.
(2)

The increase in the United States: Managed services – Processing Plus and Processing operations, net category is mostly attributable to the July 1, 2015 acquisition of CDS and the incremental number of transacting ATMs for which CDS provides processing services.

(3)	Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is presented separately in our Consolidated Statements of Operations.
(4)	Revenues and expenses relating to managed services, processing, ATM equipment sales, and other ATM-related services are not included in this calculation.

Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
North America
ATM operating revenues	$210,302	$194,593	8.1%	$410,756	$382,836	7.3%
ATM product sales and other revenues	10,165	9,565	6.3	19,803	17,599	12.5
North America total revenues	220,467	204,158	8.0	430,559	400,435	7.5
Europe
ATM operating revenues	95,713	91,209	4.9	182,298	163,331	11.6
ATM product sales and other revenues	1,402	8,745	(84.0)	2,797	22,589	(87.6)
Europe total revenues	97,115	99,954	(2.8)	185,095	185,920	(0.4)
Corporate & Other
ATM operating revenues	11,601	5,461	n/m	22,613	10,262	n/m
ATM product sales and other revenues	1,063	—	n/m	1,189	—	n/m
Corporate & Other total revenues	12,664	5,461	n/m	23,802	10,262	n/m

Eliminations	(6,285)	(5,827)	7.9	(12,248)	(10,970)	11.6

Total ATM operating revenues	311,331	285,436	9.1	603,419	545,459	10.6
Total ATM product sales and other revenues	12,630	18,310	(31.0)	23,789	40,188	(40.8)
Total revenues	$323,961	$303,746	6.7%	$627,208	$585,647	7.1%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

ATM operating revenues. ATM operating revenues generated during the three months ended June 30, 2016 increased $25.9 million, or 9.1%, from the three months ended June 30, 2015. The following table presents the detail, by segment, of the changes in the various components of ATM operating revenues:

	Three Months Ended
	June 30,
	2016	2015	Change	% Change
	(In thousands)
North America
Surcharge revenues	$98,801	$90,253	$8,548	9.5%
Interchange revenues	51,809	47,463	4,346	9.2
Bank-branding and surcharge-free network revenues	46,198	43,085	3,113	7.2
Managed services revenues	8,885	8,487	398	4.7
Other revenues	4,609	5,305	(696)	(13.1)
Total ATM operating revenues	210,302	194,593	15,709	8.1
Europe
Surcharge revenues	27,521	27,246	275	1.0
Interchange revenues	66,096	61,596	4,500	7.3
Other revenues	2,096	2,367	(271)	(11.4)
Total ATM operating revenues	95,713	91,209	4,504	4.9
Corporate & Other
Other revenues	11,601	5,461	6,140	n/m
Total ATM operating revenues	11,601	5,461	6,140	n/m
Eliminations	(6,285)	(5,827)	(458)	7.9
Total ATM operating revenues	$311,331	$285,436	$25,895	9.1%

North America. For the three months ended June 30, 2016, ATM operating revenues in our North American operations, which include our operations in the U.S., Canada, Mexico, and Puerto Rico, increased $15.7 million, or 8.1%, compared to the same period in 2015. This increase was primarily driven by the U.S. and (i) increased surcharge and interchange revenues primarily as a result of the recently completed acquisition discussed previously, (ii) slightly higher per transaction surcharge rates, and (iii) an increase in bank-branding and surcharge-free network revenues resulting from the continued growth of participating banks and other financial institutions in our bank-branding program and our Allpoint network. Our Canadian operations also contributed revenue growth, with an increase in the number of transacting ATMs and related transactions. The growth in our Canada operation was partially offset by a decline in Mexico, primarily driven by a lower ATM count.

Europe. For the three months ended June 30, 2016, ATM operating revenues in our European operations, which include our operations in the U.K., Ireland, Germany, Poland, and our ATM advertising business, increased $4.5 million, or 4.9%, compared to the same period in 2015. The ATM operating revenues for the three months ended June 30, 2016 of $95.7 million would have been higher by $5.9 million, or an additional 6.5%, absent foreign currency exchange rate movements from the prior year. The majority of the increase is attributable to organic ATM operating revenue growth, driven by an increase in the number of transacting ATMs and from recent ATM placements with new merchants. A portion of the increase is also attributable to an increase in the interchange rates. For additional information relating to our constant-currency calculations, see the Non-GAAP Financial Measures section that follows.

Corporate & Other. For the three months ended June 30, 2016, ATM operating revenues in our Corporate & Other segment, which include our transaction processing businesses and corporate functions, increased $6.1 million compared to the same period in 2015. The CDS acquisition completed during the third quarter of 2015 accounted for the majority of the increase.

ATM product sales and other revenues. For the three months ended June 30, 2016, ATM product sales and other revenues decreased $5.7 million compared to the same period in 2015. This decrease was primarily attributable to our 2015 divestiture of certain U.K. non-core operations which were acquired as part of the Sunwin acquisition in 2014. The impact of the Sunwin divestiture was partially offset by higher ATM product sales in the U.S. to merchants and distributors.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

ATM operating revenues. ATM operating revenues generated during the six months ended June 30, 2016 increased $58.0 million, or 10.6%, from the six months ended June 30, 2015. The following table presents the detail, by segment, of the changes in the various components of ATM operating revenues:

	Six Months Ended
	June 30,
	2016	2015	Change	% Change
	(In thousands)
North America
Surcharge revenues	$191,746	$177,228	$14,518	8.2%
Interchange revenues	98,513	93,306	5,207	5.6
Bank-branding and surcharge-free network revenues	93,407	84,969	8,438	9.9
Managed services revenues	17,724	16,915	809	4.8
Other revenues	9,366	10,418	(1,052)	(10.1)
Total ATM operating revenues	410,756	382,836	27,920	7.3
Europe
Surcharge revenues	51,422	50,704	718	1.4
Interchange revenues	126,422	108,411	18,011	16.6
Other revenues	4,454	4,216	238	5.6
Total ATM operating revenues	182,298	163,331	18,967	11.6
Corporate & Other
Other revenues	22,613	10,262	12,351	n/m
Total ATM operating revenues	22,613	10,262	12,351	n/m
Eliminations	(12,248)	(10,970)	(1,278)	11.6
Total ATM operating revenues	$603,419	$545,459	$57,960	10.6%

North America. For the six months ended June 30, 2016, ATM operating revenues in our North American operations increased $27.9 million, or 7.3%, compared to the same period in 2015. This increase was primarily driven by the U.S. and (i) increased surcharge and interchange revenues primarily as a result of the recently completed acquisition discussed previously, (ii) slightly higher per transaction surcharge and interchange rates, and (iii) an increase in bank-branding and surcharge-free network revenues resulting from the continued growth of participating banks and other financial institutions in our bank-branding program and our Allpoint network. Our Canadian operations also contributed revenue growth, with an increase in the number of transacting ATMs and the related transactions. The growth in our Canada operation was partially offset by a decline in Mexico, primarily driven by a lower ATM count.

Europe. For the six months ended June 30, 2016, ATM operating revenues in our European operations increased $19.0 million, or 11.6%, compared to the same period in 2015. The ATM operating revenues for the six months ended June 30, 2016 of $182.3 million would have been higher by $10.7 million, or an additional 6.6%, absent foreign currency exchange rate movements from the prior year. The majority of the increase is attributable to organic ATM operating revenue growth, driven by an increase in the number of transacting ATMs, recent ATM placements with new merchants, and a higher interchange rate. For additional information relating to our constant-currency calculations, see the Non-GAAP Financial Measures section that follows.

Corporate & Other. For the six months ended June 30, 2016, ATM operating revenues in our Corporate & Other segment increased $12.4 million compared to the same period in 2015. The CDS acquisition completed during the third quarter of 2015 accounted for the majority of the increase.

ATM product sales and other revenues. For the six months ended June 30, 2016, ATM product sales and other revenues decreased $16.4 million compared to the same period in 2015. This decrease was primarily attributable to our 2015 divestiture of certain U.K. non-core operations which were acquired as part of the Sunwin acquisition in 2014. The impact of the Sunwin divestiture was partially offset by higher ATM product sales in the U.S. to merchants and distributors.

Cost of Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Cost of ATM operating revenues (1)
North America	$135,612	$121,065	12.0%	$262,579	$240,115	9.4%
Europe	61,346	63,584	(3.5)	118,570	113,847	4.1
Corporate & Other	8,170	4,711	73.4	15,882	9,049	75.5
Eliminations	(6,285)	(5,827)	7.9	(12,248)	(10,970)	11.6
Total cost of ATM operating revenues	198,843	183,533	8.3	384,783	352,041	9.3
Cost of ATM product sales and other revenues
North America	10,021	9,772	2.5	19,192	17,298	10.9
Europe	438	7,237	(93.9)	1,079	19,003	(94.3)
Corporate & Other	1,028	—	n/m	1,149	—	n/m
Total cost of ATM product sales and other revenues	11,487	17,009	(32.5)	21,420	36,301	(41.0)
Total cost of revenues (1)	$210,330	$200,542	4.9%	$406,203	$388,342	4.6%

(1)	Exclusive of depreciation, accretion, and amortization of intangible assets.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) for the three months ended June 30, 2016 increased $15.3 million, or 8.3%, from the three months ended June 30, 2015. The following table presents the detail, by segment, of the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Three Months Ended
	June 30,
	2016	2015	Change	% Change
	(In thousands)
Cost of ATM operating revenues
North America
Merchant commissions	$69,177	$61,157	$8,020	13.1%
Vault cash rental	15,674	14,131	1,543	10.9
Other costs of cash	15,132	14,364	768	5.3
Repairs and maintenance	14,910	11,795	3,115	26.4
Communications	5,187	4,904	283	5.8
Transaction processing	5,288	4,852	436	9.0
Employee costs	4,871	4,314	557	12.9
Other expenses	5,373	5,548	(175)	(3.2)
Total cost of ATM operating revenues	135,612	121,065	14,547	12.0
Europe
Merchant commissions	25,380	26,509	(1,129)	(4.3)
Vault cash rental	2,913	3,162	(249)	(7.9)
Other costs of cash	5,499	4,282	1,217	28.4
Repairs and maintenance	4,038	5,609	(1,571)	(28.0)
Communications	2,847	2,843	4	0.1
Transaction processing	4,636	4,345	291	6.7
Employee costs	9,472	9,581	(109)	(1.1)
Other expenses	6,561	7,253	(692)	(9.5)
Total cost of ATM operating revenues	61,346	63,584	(2,238)	(3.5)
Corporate & Other
Stock-based compensation	270	204	66	32.4
Employee costs	2,596	1,438	1,158	80.5
Other expenses	5,304	3,069	2,235	72.8
Total cost of ATM operating revenues	8,170	4,711	3,459	73.4
Eliminations	(6,285)	(5,827)	(458)	7.9
Total cost of ATM operating revenues	$198,843	$183,533	$15,310	8.3%

North America. For the three months ended June 30, 2016, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $14.5 million, or 12.0%, compared to the same period in 2015. The increase was driven by the recently completed acquisition, higher merchant commissions expense, associated with recent contract renewals, and higher maintenance costs. The higher maintenance costs relate primarily to software upgrades at a number of our Company-owned locations during the second quarter of 2016.

Europe. For the three months ended June 30, 2016, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) decreased $2.2 million, or 3.5%, compared to the same period in 2015. The decrease was largely due to changes in exchange rates. We also realized cost savings through rationalization of our servicing operations, including the number of cash replenishment depots we operate to service our ATMs.

Corporate & Other. For the three months ended June 30, 2016, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) increased $3.5 million compared to the same period in

2015. Costs associated with the CDS business acquired in July 2015 accounted for the majority of the increase during the period.

Cost of ATM product sales and other revenues. For the three months ended June 30, 2016, our cost of ATM product sales and other revenues decreased $5.5 million compared to the same period in 2015. This decrease is consistent with the decrease in related revenues, as discussed above, and is primarily related to our divestiture of certain non-core operations in the U.K. in 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) for the six months ended June 30, 2016 increased $32.7 million, or 9.3%, from the six months ended June 30, 2015. The following table presents the detail, by segment, of the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Six Months Ended
	June 30,
	2016	2015	Change	% Change
	(In thousands)
Cost of ATM operating revenues
North America
Merchant commissions	$133,629	$120,092	$13,537	11.3%
Vault cash rental	29,875	28,320	1,555	5.5
Other costs of cash	30,384	28,488	1,896	6.7
Repairs and maintenance	27,905	24,396	3,509	14.4
Communications	10,406	9,621	785	8.2
Transaction processing	10,086	9,695	391	4.0
Employee costs	9,648	8,677	971	11.2
Other expenses	10,646	10,826	(180)	(1.7)
Total cost of ATM operating revenues	262,579	240,115	22,464	9.4
Europe
Merchant commissions	49,323	46,923	2,400	5.1
Vault cash rental	5,985	5,748	237	4.1
Other costs of cash	10,516	8,282	2,234	27.0
Repairs and maintenance	8,346	10,507	(2,161)	(20.6)
Communications	5,274	5,409	(135)	(2.5)
Transaction processing	8,950	8,046	904	11.2
Employee costs	19,370	16,523	2,847	17.2
Other expenses	10,806	12,409	(1,603)	(12.9)
Total cost of ATM operating revenues	118,570	113,847	4,723	4.1
Corporate & Other
Stock-based compensation	387	538	(151)	(28.1)
Employee costs	5,123	2,876	2,247	78.1
Other expenses	10,372	5,635	4,737	84.1
Total cost of ATM operating revenues	15,882	9,049	6,833	75.5
Eliminations	(12,248)	(10,970)	(1,278)	11.6
Total cost of ATM operating revenues	$384,783	$352,041	$32,742	9.3%

North America. For the six months ended June 30, 2016, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $22.5 million, or 9.4%, compared to the same period in 2015. The increase was driven by the recently completed acquisition, higher merchant commissions expense associated with recent contract renewals, and higher maintenance costs. The higher maintenance costs relate primarily to software upgrades at a number of our Company-owned locations during the second quarter of 2016.

Europe. For the six months ended June 30, 2016, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) increased $4.7 million, or 4.1%, compared to the same period in 2015. The increase was primarily driven by an increase in the number of transacting ATMs and from recent ATM placements with new merchants.

Corporate & Other. For the six months ended June 30, 2016, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) increased $6.8 million compared to the same period in 2015. Costs associated with the CDS business acquired in July 2015 accounted for the majority of the increase during the period.

Cost of ATM product sales and other revenues. For the six months ended June 30, 2016, our cost of ATM product sales and other revenues decreased $14.9 million compared to the same period in 2015. This decrease is consistent with the decrease in related revenues, as discussed above, and is primarily related to our divestiture of certain non-core operations in the U.K. in 2015.

Gross Profit Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets	36.1%	35.7%	36.2%	35.5%
Inclusive of depreciation, accretion, and amortization of intangible assets	27.2%	26.7%	27.1%	26.2%
ATM product sales and other revenues gross profit margin	9.0%	7.1%	10.0%	9.7%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets.	35.1%	34.0%	35.2%	33.7%
Inclusive of depreciation, accretion, and amortization of intangible assets	26.5%	25.5%	26.4%	25.1%

ATM operating gross profit margin. For the three and six months ended June 30, 2016, our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization of intangible assets increased by 40 and 70 basis points, respectively, compared to the same periods in 2015. These margin increases are primarily the result of our revenue growth, including growth in our bank and network branding, as well as additional scale contributing to a lower rate of growth in direct cost, particularly in Europe.

ATM product sales and other revenues gross profit margin. For the three and six months ended June 30, 2016, our gross profit margin on ATM product sales and other revenues increased by 190 and 30 basis points, respectively, compared to the same periods in 2015. These margin increases are primarily the result of changes in the mix of revenues in this category and the divestiture of certain U.K. non-core operations in 2015.

Selling, General, and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Selling, general, and administrative expenses	$32,212	$29,445	9.4%	$66,560	$56,458	17.9%
Stock-based compensation	5,700	4,745	20.1	8,751	8,612	1.6
Total selling, general, and administrative expenses	$37,912	$34,190	10.9%	$75,311	$65,070	15.7%

Percentage of total revenues:
Selling, general, and administrative expenses	9.9%	9.7%		10.6%	9.6%
Stock-based compensation	1.8%	1.6%		1.4%	1.5%
Total selling, general, and administrative expenses	11.7%	11.3%		12.0%	11.1%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. For the three and six months ended June 30, 2016, SG&A expenses, excluding stock-based compensation, increased $2.8 million, or 9.4%, and $10.1 million, or 17.9%, respectively, compared to the same periods in 2015. These increases were due to the following: (i) higher payroll-related costs compared to the same period in 2015 due to increased headcount, including employees added in conjunction with our acquisitions completed during 2015, (ii) higher legal and professional expenses mostly incurred during the three months ended March 31, 2016, in association with our business growth initiatives, and (iii) increased costs related to strengthening our information technology and product development organizations.

Stock-based compensation. For the three and six months ended June 30, 2016, stock-based compensation increased $1.0 million, or 20.1%, and $0.1 million, or 1.6%, respectively, compared to the same periods in 2015. These increases were primarily attributable to the timing and amounts of grants made during the applicable periods and adjustments for forfeitures in the first quarter 2015. For additional details on equity awards, see Item 1. Financial Statements, Note 3. Stock-Based Compensation.

Selling, General, & Administrative – Redomicile-related Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Redomicile-related expenses	$5,214	$—	n/m	$11,250	$—	n/m

Percentage of total revenues	1.6%	—%		1.8%	—%

Redomicile-related expenses. Consistent with the presentation in our Consolidated Statements of Operations, we have presented Redomicile-related expenses separately. These costs consist of professional services associated with the Redomicile Transaction described in Item 1. Financial Statements, Note 1. General and Basis of Presentation – (b) Company Redomicile. We expect to incur additional expense related to the Redomicile Transaction during the third and fourth quarters of 2016, but do not expect the amount to be significant.

Selling, General, and Administrative –  Acquisition and Divestiture-related Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Acquisition and divestiture-related expenses	$674	$5,560	(87.9)%	$2,258	$7,918	(71.5)%

Percentage of total revenues	0.2%	1.8%		0.4%	1.4%

Acquisition and divestiture-related expenses. Acquisition and divestiture-related expenses consist of the following major components: (i) legal and professional costs incurred to complete acquisitions, (ii) certain transition and integration-related costs, (iii) employee-related severance costs, and (iv) other costs.

For the three and six months ended June 30, 2016, acquisition and divestiture-related expenses decreased $4.9 million, or 87.9%, and $5.7 million, or 71.5%, respectively, compared to the same periods in 2015. These decreases were driven by the timing of the 2015 transactions, including the retail cash-in-transit divestiture and the CDS acquisition, as well as the timing of the integration, transition, and severance spending in 2015 and the first half of 2016 related to these transactions. The current year amounts primarily relate to employee severance associated with recent acquisitions.

Depreciation and Accretion Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Depreciation expense	$22,624	$21,331	6.1%	$44,832	$40,913	9.6%
Accretion expense	476	572	(16.8)	945	1,102	(14.2)
Depreciation and accretion expense	$23,100	$21,903	5.5%	$45,777	$42,015	9.0%

Percentage of total revenues:
Depreciation expense	7.0%	7.0%		7.1%	7.0%
Accretion expense	0.1%	0.2%		0.2%	0.2%
Depreciation and accretion expense	7.1%	7.2%		7.3%	7.2%

Depreciation expense. For the three and six months ended June 30, 2016, depreciation expense increased $1.3 million, or 6.1%, and $3.9 million, or 9.6%, respectively, compared to the same periods in 2015. These increases were primarily driven by increased depreciation expense associated with the deployment of new and replacement Company-owned ATMs in recent periods.

Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Amortization of intangible assets	$9,691	$9,495	2.1%	18,954	$18,992	(0.2)%

Percentage of total revenues	3.0%	3.1%		3.0%	3.2%

Amortization of intangible assets. For the three and six months ended June 30, 2016, amortization of intangible assets were consistent with the same periods in 2015.

Interest Expense, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Interest expense, net	$4,466	$4,753	(6.0)%	$8,958	$9,463	(5.3)%
Amortization of deferred financing costs and note discount	2,982	2,817	5.9	5,764	5,596	3.0
Total interest expense, net	$7,448	$7,570	(1.6)%	$14,722	$15,059	(2.2)%

Percentage of total revenues	2.3%	2.5%		2.3%	2.6%

Interest expense, net. For the three and six months ended June 30, 2016, interest expense, net, decreased $0.3 million, or 6.0%, and $0.5 million, or 5.3%, respectively, compared to the same periods in 2015. These decreases were primarily attributable to a decrease in the average outstanding balance under our revolving credit facility. For additional details, see Item 1. Financial Statements, Note 8. Long-Term Debt.

Amortization of deferred financing costs and note discount. For the three and six months ended June 30, 2016, amortization of deferred financing costs and note discount increased $0.2 million, or 5.9%, and $0.2 million, or 3.0%, respectively, compared to the same periods in 2015. These increases were primarily attributable to the long-term debt amendments as discussed in Item 1. Financial Statements, Note 8. Long-Term Debt.

Income Tax Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Income tax expense	$9,861	$8,744	12.8%	$17,816	$17,208	3.5%

Effective tax rate	32.9%	37.2%		33.4%	36.8%

Income Tax Expense. The decrease in the effective tax rate during the three and six months ended June 30, 2016 compared to the same periods in 2015 is attributable to the change in the mix of earnings across jurisdictions. See the Recent Events and Trends – Redomicile to the U.K. section above for additional information related to the expected impact as a result of our redomicile to the U.K.

Non-GAAP Financial Measures

Included below are certain non-GAAP financial measures that we use to evaluate the performance of our business. EBITDA, Adjusted EBITDA, Adjusted EBITA, Adjusted Net Income, Adjusted Net Income per diluted share, Free Cash Flow, and Revenue on a constant-currency basis are non-GAAP financial measures provided as a complement to results prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and may not be comparable to similarly-titled measures reported by other companies. We believe that the presentation of these measures and the identification of notable, non-cash, and/or certain costs not anticipated to occur in future periods (if applicable in a particular period) enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years.

Adjusted EBITDA excludes depreciation, accretion, and amortization of intangible assets as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired. Adjusted EBITDA also excludes stock-based compensation, acquisition and divestiture-related expenses, certain non-operating expenses, certain costs not anticipated to occur in future periods (if applicable in a particular period), gains or losses on disposal of assets, our obligations for the payment of income taxes, interest expense, and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Adjusted Net Income represents net income computed in accordance with U.S. GAAP, before amortization of intangible assets, gains or losses on disposal of assets, stock-based compensation expense, certain other expense amounts, acquisition and divestiture-related expenses, certain non-operating expenses, and certain costs not anticipated to occur in future periods (if applicable in the particular period). Adjusted Net Income is calculated using an estimated long-term, cross-jurisdictional effective cash tax rate of 32.0% for the three and six months ended June 30, 2016 and 2015, with certain adjustments for noncontrolling interests. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by weighted average diluted shares outstanding. Free Cash Flow is defined as cash provided by operating activities less payments for capital expenditures, including those financed through direct debt but excluding acquisitions. The Free Cash Flow measure does not take into consideration certain other non-discretionary cash requirements such as, mandatory principal payments on portions of our long-term debt. Management calculates Revenue on a constant-currency basis using the average foreign exchange rates applicable in the corresponding period of the previous year and applying these rates to foreign-denominated revenue of the current period. The difference between revenue calculated based on these foreign exchange rates and revenue calculated in accordance with U.S. GAAP is referred to as the foreign exchange impact on revenue. Management uses Revenue on a constant-currency basis to eliminate the effect foreign currency has on comparability between periods.

The non-GAAP financial measures presented herein should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, or financing activities, or other income or cash flow measures prepared in accordance with U.S. GAAP.

A reconciliation of EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income to Net Income Attributable to Controlling Interests and Available to Common Stockholders, their most comparable U.S. GAAP financial measure, a reconciliation from Revenue on a constant-currency basis to U.S. GAAP revenue, and a reconciliation of Free Cash Flow to cash provided by operating activities, the most comparable U.S. GAAP financial measure, are presented as follows:

Reconciliation of Net Income Attributable to Controlling Interests and Available to Common Stockholders to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income (in thousands, excluding share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income attributable to controlling interests and available to common stockholders	$20,148	$14,997	$35,532	$30,230
Adjustments:
Interest expense, net	4,466	4,753	8,958	9,463
Amortization of deferred financing costs and note discount	2,982	2,817	5,764	5,596
Income tax expense	9,861	8,744	17,816	17,208
Depreciation and accretion expense	23,100	21,903	45,777	42,015
Amortization of intangible assets	9,691	9,495	18,954	18,992
EBITDA	$70,248	$62,709	$132,801	$123,504

Add back:
(Gain) loss on disposal of assets	(1,326)	247	(944)	(286)
Other expense (1)	943	755	388	1,815
Noncontrolling interests (2)	(17)	(286)	(35)	(711)
Stock-based compensation expense (3)	5,970	5,015	9,138	9,211
Acquisition and divestiture-related expenses (4)	674	5,560	2,258	7,918
Redomicile-related expenses (5)	5,214	—	11,250	—
Adjusted EBITDA	$81,706	$74,000	$154,856	$141,451
Less:
Depreciation and accretion expense (6)	23,093	21,699	45,762	41,754
Adjusted EBITA	$58,613	$52,301	$109,094	$99,697
Less:
Interest expense, net (3)	4,466	4,753	8,958	9,460
Adjusted pre-tax income	54,147	47,548	100,136	90,237
Income tax expense (7)	17,327	15,216	32,043	28,876
Adjusted Net Income	$36,820	$32,332	$68,093	$61,361

Adjusted Net Income per share	$0.81	$0.72	$1.51	$1.37
Adjusted Net Income per diluted share	$0.80	$0.71	$1.49	$1.36

Weighted average shares outstanding – basic	45,199,450	44,807,829	45,136,553	44,737,413
Weighted average shares outstanding – diluted	45,748,570	45,319,363	45,704,474	45,280,588

(1)

Includes foreign currency translation gains/losses, other non-operating costs, and in the three and six months ended June 30, 2016, approximately $0.4 million related to the effective termination of an interest rate swap.

(2)

Noncontrolling interest adjustment made such that Adjusted EBITDA includes only our ownership interest in the Adjusted EBITDA of our Mexico subsidiary. In December 2015, we increased our ownership interest in our Mexico subsidiary from 51.0% to 95.7%.

(3)

For the three and six months ended June 30, 2015, amounts exclude a portion of the expenses incurred by our Mexico subsidiary to account for the amounts allocable to the noncontrolling interest stockholders. Our Mexico subsidiary recognized no stock-based compensation expense or interest expense, net in the three and six months ended June 30, 2016.

(4)

Acquisition and divestiture-related expenses include costs incurred for professional and legal fees and certain transition and integration-related costs, including employee-related severance costs related to specific transactions.

(5)

For the three and six months ended June 30, 2016, we incurred $5.2 million and $11.3 million, respectively, in expenses associated with the redomicile of our parent company to the U.K., which was completed on July 1, 2016.

(6)

Amounts exclude a portion of the expenses incurred by our Mexico subsidiary to account for the amounts allocable to the noncontrolling interest stockholders. In December 2015, we increased our ownership interest in its Mexico subsidiary.

(7)	Calculated using our estimated long-term, cross-jurisdictional effective cash tax rate of 32.0%, prior to our redomicile of our parent company to the U.K., which was completed on July 1, 2016.

Reconciliation of U.S. GAAP Revenue to Constant-Currency Revenue

Europe revenue:	Three Months Ended
	June 30,
	2016			2015	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$95,713	$5,859	$101,572	$91,209	4.9%	11.4%
ATM product sales and other revenues	1,402	92	1,494	8,745	(84.0)	(82.9)
Total revenues	$97,115	$5,951	$103,066	$99,954	(2.8)%	3.1%

	Six Months Ended
	June 30,
	2016			2015	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$182,298	$10,706	$193,004	$163,331	11.6%	18.2%
ATM product sales and other revenues	2,797	172	2,969	22,589	(87.6)	(86.9)
Total revenues	$185,095	$10,878	$195,973	$185,920	(0.4)%	5.4%

Consolidated revenue:	Three Months Ended
	June 30,
	2016			2015	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$311,331	$6,693	$318,024	$285,436	9.1%	11.4%
ATM product sales and other revenues	12,630	111	12,741	18,310	(31.0)	(30.4)
Total revenues	$323,961	$6,804	$330,765	$303,746	6.7%	8.9%

	Six Months Ended
	June 30,
	2016			2015	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$603,419	$12,773	$616,192	$545,459	10.6%	13.0%
ATM product sales and other revenues	23,789	223	24,012	40,188	(40.8)	(40.3)
Total revenues	$627,208	$12,996	$640,204	$585,647	7.1%	9.3%

Reconciliation of Free Cash Flow

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Cash provided by operating activities	$79,932	$55,714	$124,587	$86,586
Payments for capital expenditures:
Cash used in investing activities, excluding acquisitions and divestitures	(23,120)	(24,740)	(39,571)	(56,418)
Free cash flow	$56,812	$30,974	$85,016	$30,168

Liquidity and Capital Resources

Overview

As of June 30, 2016, we had $19.7 million in cash and cash equivalents and $491.3 million in outstanding long-term debt.

We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facilities, and the issuance of debt and equity securities. We have historically used a portion of our cash flows to invest in additional ATMs, either through the acquisition of ATM networks or through organically-generated growth. We have also used cash to fund increases in working capital and to pay interest and principal amounts outstanding under our borrowings. Because we collect a sizable portion of our cash from sales on a daily basis but generally pay our vendors on 30-day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess available cash flow to reduce borrowings made under our revolving credit facility and to fund capital expenditures. Accordingly, it is not uncommon for us to reflect a working capital deficit position on our Consolidated Balance Sheets.

We believe that our cash on hand and our current revolving credit facility will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months. We expect to fund our working capital needs from cash flows generated from our operations and borrowings under our revolving credit facility, to the extent needed. As we expect to continue to generate positive free cash flow during 2016, we expect to repay the amounts outstanding under our revolving credit facility absent any acquisitions. See additional discussion under Financing Facilities below.

Operating Activities

Net cash provided by operating activities totaled $124.6 million during the six months ended June 30, 2016 compared to $86.6 million during the same period in 2015. The increase in net cash provided by operating activities is primarily attributable to our profitable operations before non-cash expenses and changes in working capital.

Investing Activities

Net cash used in investing activities totaled $44.8 million during the six months ended June 30, 2016, compared to $72.8 million during the same period in 2015. The change in net cash used in investing activities is primarily related to a lower level of capital expenditures and acquisitions compared to the same period in 2015.

Anticipated Future Capital Expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchase of ATMs for existing as well as new ATM management agreements and various compliance requirements as discussed in Recent Events and Trends - Capital Investments. We expect that our capital expenditures for 2016 will total approximately $130 million to $140 million, the majority of which is expected to be utilized to support new business growth, along with technology and compliance upgrades to enhance our existing ATM equipment with additional functionalities. We expect such expenditures to be funded primarily through cash generated from our operations and should be able to fund all capital expenditures internally.

Acquisitions. We continue to evaluate acquisition opportunities that complement our existing business. We believe that expansion opportunities continue to exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, individually or in the aggregate, could be material and may be funded by additional borrowing under our revolving credit facility or other financial sources that may be available to us.

Financing Activities

Net cash used in financing activities totaled $85.9 million during the six months ended June 30, 2016 compared to $21.7 million for the same period in 2015. The cash used in financing activities during the six months ended June 30, 2016 was primarily attributable to repayments of borrowings on our revolving credit facility.

Financing Facilities

As of June 30, 2016, we had approximately $491.3 million in outstanding long-term debt, which was primarily comprised of: (i) $287.5 million of the 1.00% Convertible Senior Notes due 2020 (the “Convertible Notes”) of Cardtronics Delaware, of which $235.8 million was recorded on our Consolidated Balance Sheets, net of the unamortized discount and capitalized debt issuance costs, (ii) $250.0 million of the 5.125% Senior Notes due 2022 (the “2022 Notes”) of Cardtronics Delaware, of which $247.0 million was recorded on our Consolidated Balance Sheets, net of capitalized debt issuance costs, and (iii) $8.4 million in borrowings under our revolving credit facility.

Revolving Credit Facility. As of June 30, 2016, we had a $375.0 million revolving credit facility that was led by a syndicate of banks including JPMorgan Chase, N.A. and Bank of America, N.A. This revolving credit facility provides us with $375.0 million in available borrowings and letters of credit (subject to the covenants contained within the Credit Agreement governing the revolving credit facility) and can be increased up to $500.0 million under certain conditions and subject to additional commitments from the lender group. On July 1, 2016, we entered into a Third Amendment (the “Third Amendment”) to our amended and restated credit agreement (the “Credit Agreement”). Under the Third Amendment, (i) Cardtronics plc and certain of its subsidiaries were added as borrowers and guarantors, (ii) Cardtronics Delaware was removed as a borrower, but remained a guarantor, (iii) the maturity date of the Credit Agreement was extended to July 1, 2021, (iv) Cardtronics Europe Limited continued as a borrower and a guarantor, and (v) the total commitment under the Credit Agreement of $375.0 million (the “Commitment”) did not change, but can now be borrowed in U.S. dollars, alternative currencies, or a combination thereof. The Third Amendment provides for sub-limits under the Commitment of $50.0 million for swingline loans and $30.0 million for letters of credit.

Borrowings (not including swingline loans and alternative currency loans) under the revolving credit facility accrue interest at our option at either the Alternate Base Rate (as defined in the Credit Agreement) or the Adjusted LIBO Rate (as defined in the Credit Agreement) plus a margin depending on the our most recent Total Net Leverage Ratio (as defined in the Credit Agreement). The margin for Alternative Base Rate loans varies between 0% and 1.25% and the margin for Adjusted LIBO Rate loans varies between 1.00% and 2.25%. Swingline loans denominated in U.S. dollars bear interest at the Alternate Base Rate plus a margin as described above and swingline loans denominated in alternative currencies bear interest at the Overnight LIBO Rate (as defined in the Credit Agreement) plus the applicable margin for the Adjusted LIBO Rate. Substantially all of our U.S. assets, including the stock of our wholly-owned U.S. subsidiaries and 66.0% of the stock of the first-tier non-U.S. subsidiaries of Cardtronics Delaware, are pledged as collateral to secure borrowings made under the revolving credit facility. Furthermore, each of our material wholly-owned U.S. subsidiaries has guaranteed the full and punctual payment of the obligations under the revolving credit facility. The obligations of the CFC Borrowers (as defined in the Credit Agreement) are secured by the assets of the CFC Guarantors (as defined in the Credit Agreement), which do not guarantee the obligations of our U.S. subsidiaries. There are currently no restrictions on the ability of our subsidiaries to declare and pay dividends to us.

The Credit Agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to: (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, and (iv) notification of certain events. Financial covenants in the Credit Agreement require us to maintain: (i) as of the last day of any fiscal quarter, a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no more than 2.25 to 1.00, (ii) as of the last day of any fiscal quarter, a Total Net Leverage Ratio of no more than 4.00 to 1.00, and (iii) as of the last day of any fiscal quarter, a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.50 to 1.0. Additionally, we are limited on the amount of restricted payments, including dividends, which we can make pursuant to the terms of the Credit Agreement; however, we may generally make restricted payments so long as no event of default exists at the time of such payment and our Total Net Leverage Ratio is less than 3.0 to 1.0 at the time such restricted payment is made.

As of June 30, 2016, the weighted average interest rate on our outstanding revolving credit facility borrowings was approximately 2.0%. Additionally, as of June 30, 2016, we were in compliance with all the covenants contained within the revolving credit facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings.

As of June 30, 2016, the outstanding balance on the revolving credit facility was $8.4 million and the available borrowing capacity under the revolving credit facility totaled $366.6 million.

$250.0 Million 5.125% Senior Notes due 2022. On July 28, 2014, Cardtronics Delaware issued the 2022 Notes pursuant to an indenture dated July 28, 2014 (the “Indenture”) among Cardtronics Delaware, certain subsidiary guarantors, and Wells Fargo Bank, National Association, as trustee. Interest on the 2022 Notes is payable semi-annually in cash in arrears on February 1st and August 1st of each year.

On July 1, 2016, Cardtronics plc, Cardtronics Delaware, and Wells Fargo Bank, National Association, as trustee, entered into a supplemental indenture (the “Senior Notes Supplemental Indenture”) with respect to the 2022 Notes. The Senior Notes Supplemental Indenture provides for the unconditional and irrevocable guarantee by Cardtronics plc of the prompt payment, when due, of any amount owed to the holders of the 2022 Notes. Furthermore, certain additional subsidiary guarantors were also added as guarantors to the 2022 Notes.

As of June 30, 2016, we were in compliance with all applicable covenants required under the 2022 Notes.

$287.5 Million 1.00% Convertible Senior Notes due 2020. In November 2013, Cardtronics Delaware completed a private placement of the Convertible Notes that pay interest semi-annually at a rate of 1.00% per annum and mature on December 1, 2020. There are no restrictive covenants associated with these Convertible Notes. Cardtronics Delaware is required to pay interest semi-annually on June 1st and December 1st of each year.

On July 1, 2016, Cardtronics plc, Cardtronics Delaware and Wells Fargo Bank, National Association, as trustee, entered into a supplemental indenture (the “Convertible Notes Supplemental Indenture”) with respect to the Convertible Notes. The Convertible Notes Supplemental Indenture provides for the unconditional and irrevocable guarantee by Cardtronics plc of the prompt payment, when due, of any amount owed to the holders of the Convertible Notes. The Convertible Notes Supplemental Indenture also provides that, from and after the effective date of the Redomicile Transaction, the Convertible Notes will be convertible into shares of Cardtronics plc in lieu of common stock of Cardtronics Delaware.

Cardtronics Delaware is permitted to settle any conversion obligation under the Convertible Notes, in excess of the principal balance, in cash, shares, or a combination of cash and shares, at its election. We intend to satisfy any conversion premium by issuing shares. For additional details, see Item 1. Financial Statements, Note 8. Long-Term Debt.

New Accounting Standards

See Item 1. Financial Statements, Note 18. New Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2015 Form 10-K.

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at June 30, 2016, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

Hypothetical changes in interest rates and foreign currencies chosen for the following estimated sensitivity analysis are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations for each risk category. However, since it is not possible to accurately predict future changes in interest rates and foreign currencies, these hypothetical changes may not necessarily be an indicator of probable future fluctuations.

Interest Rate Risk

Vault cash rental expense. Because our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the respective countries in which we operate. In the U.S., the U.K., Ireland, and Germany we pay a monthly fee to our vault cash providers on the average amount of vault cash outstanding under a formula based on the respective market’s London Interbank Offered Rates. In Mexico we pay a monthly fee to our vault cash provider under a formula based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”). In Canada we pay interest to our vault cash providers based on the average amount of vault cash outstanding under a formula based on the Bank of Canada’s bankers’ acceptance rate.

As a result of the significant sensitivity surrounding our vault cash rental expense, we have entered into a number of interest rate swaps to effectively fix the rate we pay on the amounts of our current and anticipated outstanding vault cash balances. During the three months ended March 31, 2016, we entered into new forward-starting interest rate swap agreements with an aggregate notional amount of £550.0 million. These swap agreements begin on January 1, 2017, with £250.0 million terminating December 31, 2019 and £300.0 million terminating December 31, 2020.

Effective June 29, 2016, one of our interest rate swap counterparties exercised its right to terminate a $200.0 million notional amount, 2.40% fixed-rate, contract that was previously designated as a cash flow hedge of our 2019 and 2020 vault cash rental payments. The designated vault cash rental payments remain probable; therefore upon termination and as of that date, we recognized an unrealized loss of $4.9 million in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. The terminated contract was effectively novated by the previous counterparty and we entered into a similar $200.0 million notional amount, 2.52% fixed-rate interest rate swap, with a new counterparty, which we designated as a cash flow hedge of our 2019 and 2020 vault cash rental payments. The modified terms resulted in ineffectiveness of $0.4 million recognized in the Other expense line item in the accompanying Consolidated Statements of Operations.

The following swaps currently in place serve to fix the rate utilized for our vault cash rental agreements in the U.S. and the U.K. for the following notional amounts and periods:

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts	Weighted Average Fixed Rate
U.S.	U.S.	U.K.	U.K.	Term
(In millions)		(In millions)
$1,300	2.74%	£—	—%	July 1, 2016 – December 31, 2016
$1,000	2.53%	£550	0.82%	January 1, 2017 – December 31, 2017
$750	2.54%	£550	0.82%	January 1, 2018 – December 31, 2018
$600	2.45%	£300	0.86%	January 1, 2019 – December 31, 2019
$600	2.45%	£—	—%	January 1, 2020 – December 31, 2020

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in North America based on our average outstanding vault cash balances for the six months ended June 30, 2016 and assuming a 100 basis point increase in interest rates:

Summary of interest rate exposure on average vault cash outstanding in North America (in millions):

Average vault cash balance	$2,367
Interest rate swap fixed notional amount	(1,300)
Residual unhedged vault cash balance	$1,067

Additional annual interest incurred on 100 basis point increase	$10.67

We also have terms in certain of our North America contracts with merchants and financial institution partners where we can decrease fees paid to merchants or effectively increase the fees paid to us by financial institutions if vault cash rental costs increase. Such protection will serve to reduce but not eliminate the exposure calculated above. Furthermore, we have the ability in North America to partially mitigate our interest rate exposure through our operations. We believe we can reduce the average outstanding vault cash balance as interest rates rise by visiting ATMs more frequently with lower cash amounts. This ability to reduce outstanding vault cash balances is partially constrained by the incremental cost of more frequent ATM visits. Our contractual protections with merchants and financial institution partners and our ability to reduce outstanding cash balances will serve to reduce but not eliminate interest rate exposure.

Our sensitivity to changes in interest rates in Europe is partially mitigated by the interchange rate setting methodology that impacts our U.K. interchange revenue. Under this methodology, expected interest rate costs are utilized to determine the interchange rate that is set on an annual basis. As a result of this structure, should interest rates rise in the U.K., causing our operating expenses to rise, we would expect to see a rise in interchange rates (and our revenues), albeit with some time lag. As discussed above, to further mitigate our risk, we entered into new forward-starting interest rate swaps that commence on January 1, 2017. As a result, our exposure to floating interest payments in Europe has been fixed to the extent of the £550.0 million notional amount.

As of June 30, 2016, we had a total liability of $73.3 million recorded on our Consolidated Balance Sheets related to our interest rate swaps, which represented the fair value liability of the agreements, as derivative instruments are required to be carried at fair value. The fair value estimate was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP), the effective portion of the gain or loss on the derivative instrument is reported as a component of the Accumulated other comprehensive loss, net line item on the accompanying Consolidated Balance Sheets and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged item affects earnings.

Interest expense. Our interest expense is also sensitive to changes in interest rates as borrowings under our revolving credit facility accrue interest at floating rates. Based on the $8.4 million outstanding under our revolving credit facility as of June 30, 2016, an increase of 100 basis points in the underlying interest rate would have had a less than $0.1 million impact on our interest expense in the six months ended June 30, 2016. However, there is no guarantee that we will not borrow additional amounts under our revolving credit facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant. We have not entered into interest rate hedging arrangements in the past to hedge our interest rate risk for our borrowings, and have no plans to do so. Due to fluctuating balances in the amount outstanding under our revolving credit facility, we do not believe such arrangements to be cost effective.

Outlook. If we continue to experience low short-term interest rates in the countries in which we operate, it will be beneficial to the amount of interest expense we incur under our revolving credit facility and our vault cash rental expense. Although we currently hedge a substantial portion of our vault cash interest rate risk in the U.S. and future vault cash interest rate risk in the U.K., we may not be able to enter into similar arrangements for similar amounts in the future, and any significant increase in interest rates in the future could have an adverse impact on our business, financial condition, and results of operations by increasing our operating costs and expenses. However, we expect that the impact on our financial statements from a significant increase in interest rates would be partially mitigated by the interest rate swaps that we currently have in place associated with our vault cash balances in the U.S. and the U.K. and other protective measures we have put in place.

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Ireland, Germany, Poland, Mexico, and Canada, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the U.S. dollar relative to the British pound, Euro, Polish zloty, Mexican peso, and the Canadian dollar. All of our international subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing and changing tax regimes, other regulations and restrictions, and foreign exchange rate volatility. Furthermore, we are required to translate our foreign functional balance sheets and results of our international operations into U.S. dollars, with any corresponding translation gains or losses being recorded in the Accumulated other comprehensive loss, net line item in our Consolidated Balance Sheets. As of June 30, 2016, this accumulated translation loss totaled $65.8 million compared to $45.9 million as of December 31, 2015.

Our consolidated financial results were impacted by changes in foreign currency exchange rates during the three and six months ended June 30, 2016 compared to the same periods in 2015. Our total revenues during the three and six months ended June 30, 2016 would have been higher by approximately $6.8 million and $13.0 million, respectively, had the currency exchange rates from the three and six months ended June 30, 2015 remained unchanged. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10.0% against the British pound, Euro, Polish zloty, Mexican peso, or Canadian dollar the effect upon our consolidated operating income would have been approximately $1 million and $3 million, respectively, for the three and six months ended June 30, 2016.

Certain intercompany balances are designated as short-term in nature. The changes in these balances related to currency exchange rates have been recorded in our Consolidated Statements of Operations and we are exposed to foreign currency exchange risk as it relates to these intercompany balances.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see Part I. Financial Information, Item 1. Financial Statements, Note 13. Commitments and Contingencies.

Item 1A. Risk Factors

You should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 (as amended, the “2015 Form 10-K”) under Part I. Item 1A. Risk Factors, in our Proxy Statement, dated May 19, 2016 (the “Proxy Statement”), under Risk Factors, the risk factor described below and other information included and incorporated by reference in this report. The risk factors set forth in the Proxy Statement update certain of the risk factors affecting our business since those presented in our 2015 Form 10-K and provide additional risk factors related to the Redomicile Transaction. Except as noted below, there have been no material changes in our assessment of our risk factors from those set forth in our 2015 Form 10-K and the Proxy Statement. These risks could materially affect our business, financial condition, or future results.

The U.K. referendum result in favor of exit from the European Union could adversely affect us and our shareholders.

In a referendum held on June 23, 2016, British citizens approved an exit of the U.K. from the European Union. We face potential risks associated with the exit process and effects and uncertainties around its implementation. The result of the referendum is not legally binding on the U.K. Government. Nevertheless, it is expected that the U.K. Government will commence the process under the Treaty of the European Union for the U.K. to leave the European Union. The U.K. Government is expected to trigger Article 50 of the Treaty on the European Union by notifying the European Council of the U.K.’s intention to leave. This notification will begin a two-year time period for the U.K. and the remaining European Union Member States to negotiate a withdrawal agreement. There can be no certainty as to the form or timing of any withdrawal agreement. In relation to our redomicile into the U.K., the exit process from the European Union and implementation of resulting changes could materially and adversely affect the tax, tax treaty, currency, operational, legal, and regulatory regime and macro-economic environment to which we would otherwise have expected to have been subject if the U.K. were not to exit the European Union. In relation to our U.K. and other European operations and businesses, we face similar risks. The effect of any of these risks, were they to materialize, is difficult to quantify, but could materially increase our operating and compliance costs and materially affect our tax position or business, results of operations, and financial position. Further, uncertainty around the form and timing of any withdrawal agreement could lead to adverse effects on the economy of the U.K. and other parts of Europe and the rest of the world, which could have an adverse economic impact on our operations. The U.K.’s planned exit has recently impacted currency exchange rates. As a substantial portion of our business is U.K.-based and the British pound has weakened relative to the U.S. dollar, our reporting currency, we expect somewhat lower results from operations for the remainder of 2016. Should the British pound remain weak or continue to further weaken, it will adversely impact our reported results from operations.

Possible Impact of Redomicile Transaction on Convertible Note Hedge and Warrant Transactions

In connection with the issuance of the Convertible Notes, Cardtronics Delaware entered into separate convertible note hedge transactions to reduce the potential dilutive impact upon the conversion of the Convertible Notes. After completion of the Redomicile Transaction, in order to clarify certain terms (including that shares of Cardtronics plc are now the underlying security instead of Cardtronics Delaware common stock) and to otherwise preserve the rights and obligations of the parties under such call options, we are negotiating with the counterparties to amend certain provisions thereunder. We expect that such amendments would be entered into as soon as reasonably practicable and will ensure that the delivery of any Cardtronics plc shares, if applicable, would comply with any applicable law requirements. The receipt of a substantial amount of consideration under the call option could potentially result in material tax costs to Cardtronics. We are currently working to mitigate such risk prior to any call option exercise. The amount of any such potential tax costs is not determinable at this time and depends on a number of factors that relate to uncertain future events that may or may not occur. There is no assurance we will be able to address these risks in a satisfactory manner.

Additionally, after completion of the Redomicile Transaction, we commenced negotiations with the counterparties to the warrant transactions related to the Convertible Notes to clarify certain terms and make administrative documentation changes, the intention of which is to ensure clarity for each party involved as a result of the Redomicile Transaction. While we do not expect these changes to result in a material impact to the warrants, there is no assurance we will be able to completely preserve all rights and obligations unchanged from how they existed prior to the Redomicile Transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2016:

			Total Number of Shares	Approximate Dollar Value of Shares
	Total Number of	Average Price	Purchased as Part of a Publicly	that may Yet be Purchased
Period	Shares Purchased (1)	Paid Per Share (2)	Announced Plan or Program	Under the Plan or Program (3)
April 1 - April 30, 2016	3,017	$37.25	—	$—
May 1 - May 31, 2016	35,918	$38.17	—	$—
June 1 - June 30, 2016	70,332	$39.92	—	$—

(1)

Represents shares surrendered to us by participants in our Third Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”), which was amended and restated in connection with the Redomicile Transaction, to settle the participants’ personal tax liabilities that resulted from the lapsing of restrictions on shares awarded to the participants under the 2007 Plan. Prior to the amendment and restatement of the 2007 Plan on July 1, 2016, shares of common stock of Cardtronics Delaware were issued, acquired, purchased, held, made available, or used to measure benefits or calculate amounts as appropriate under 2007 Plan, rather than our Ordinary Shares. Accordingly, the purchase of equity securities described in the table above relate to transactions involving common stock of Cardtronics Delaware.

(2)	The price paid per share was based on the trading prices of Cardtronics Delaware’s common stock on the dates on which we repurchased shares from the participants under our 2007 Plan.
(3)

In connection with the lapsing of the forfeiture restrictions on restricted shares granted by us under our 2007 Plan, we permitted employees to sell a portion of their shares to us in order to satisfy their tax liabilities that arose as a consequence of the lapsing of the forfeiture restrictions. In future periods, we may not permit individuals to sell their shares to us in order to satisfy such tax liabilities. Since the number of restricted shares that will become unrestricted each year is dependent upon the continued employment of the award recipients, we cannot forecast either the total amount of such securities or the approximate dollar value of those securities that we might purchase in future years as the forfeiture restrictions on such shares lapse.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits required to be filed or furnished pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Index to Exhibits accompanying this Form 10-Q, and such Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDTRONICS PLC

July 28, 2016	/s/ Edward H. West
Edward H. West
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

July 28, 2016	/s/ E. Brad Conrad
E. Brad Conrad
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)

INDEX TO EXHIBITS

Each exhibit identified below is part of this Form 10-Q.

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated April 27, 2016, by and among Cardtronics, Inc., Cardtronics Group Limited, CATM Merger Sub LLC, and CATM Holdings LLC (incorporated herein by reference to Annex A of the Registration Statement on Form S-4 filed by Cardtronics plc on April 27, 2016, File No. 333-210955).

3.1	Articles of Association of Cardtronics plc (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Cardtronics plc on July 1, 2016, File No. 001-37820).
4.1

First Supplemental Indenture, dated as of July 1, 2016, by and among Cardtronics, Inc., Cardtronics plc and Wells Fargo Bank, National Association, as trustee, related to Cardtronics, Inc.’s 1.00% Convertible Senior Notes due 2020 (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

4.2

First Supplemental Indenture, dated as of July 1, 2016, by and among Cardtronics, Inc., Cardtronics plc, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, related to Cardtronics, Inc.’s 5.125% Senior Notes due 2022 (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

4.3

Form of Class A ordinary share certificate for Cardtronics plc (incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

10.1

Third Amendment to Amended and Restated Credit Agreement, dated July 1, 2016, by and between Cardtronics, Inc., Cardtronics plc, the other Borrowers and Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

10.2†

Deed of Assumption, dated July 1, 2016, executed by Cardtronics plc (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

10.3†

Third Amended and Restated 2007 Stock Incentive Plan (as assumed and adopted by Cardtronics plc, effective July 1, 2016) (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

10.4†

Form of Restricted Stock Unit Agreement (Time-Based) pursuant to the Third Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

10.5†

Form of Restricted Stock Unit Agreement (Performance-Based) pursuant to the Third Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

10.6†

Form of Non-Employee Director Restricted Stock Unit Agreement pursuant to the Third Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 of the Current Report on Form 8-K filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

10.7†

Form of Indemnification Agreement of Cardtronics, Inc., dated June 27, 2016, entered into by each director and each of the following officers: Steven A. Rathgaber, Edward H. West, E. Brad Conrad, Jerry Garcia and David Dove (incorporated herein by reference to Exhibit 10.7 of the Current Report on Form 8-K filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

31.1*	Certification of the Chief Executive Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics plc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*   Filed herewith.

**   Furnished herewith.

†   Management contract or compensatory plan or arrangement.