Form 10-Q
period 2016-09-30
Cardtronics plc
filed 2016-10-27
CIK 1671013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Number of Class A ordinary shares, nominal value $0.01 per share of Cardtronics plc outstanding on October 24, 2016: 45,302,025

CARDTRONICS PLC

When we refer to “us,” “we,” “our,” we are describing Cardtronics plc and/or our subsidiaries, depending on the context in which the statements are made.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,521	$26,297
Accounts and notes receivable, net of allowance for doubtful accounts of $2,497 and $2,079 as of September 30, 2016 and December 31, 2015, respectively	73,140	72,009
Inventory, net	11,151	10,675
Restricted cash	35,802	31,565
Current portion of deferred tax asset, net	—	16,300
Prepaid expenses, deferred costs, and other current assets	64,039	56,678
Total current assets	243,653	213,524
Property and equipment, net of accumulated depreciation of $398,630 and $360,722 as of September 30, 2016 and December 31, 2015, respectively	374,820	375,488
Intangible assets, net	128,743	150,780
Goodwill	537,334	548,936
Deferred tax asset, net	8,612	11,950
Prepaid expenses, deferred costs, and other noncurrent assets	19,964	19,257
Total assets	$1,313,126	$1,319,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term liabilities	$32,970	$32,732
Accounts payable	35,329	25,850
Accrued liabilities	244,560	219,058
Total current liabilities	312,859	277,640
Long-term liabilities:
Long-term debt	485,647	568,331
Asset retirement obligations	47,196	51,685
Deferred tax liability, net	13,088	21,829
Other long-term liabilities	47,708	30,657
Total liabilities	906,498	950,142

Commitments and contingencies (See Note 13)

Stockholders’ equity:
Common stock, $0.01 par value; 45,300,164 shares issued and outstanding as of September 30, 2016. Common stock, $0.0001 par value; 125,000,000 shares authorized; 52,129,395 shares issued, and 44,953,620 shares outstanding as of December 31, 2015. (See Note 5)	453	5
Additional paid-in capital (See Note 5)	304,941	374,564
Accumulated other comprehensive loss, net	(126,383)	(88,126)
Retained earnings	227,687	185,897
Treasury stock, 7,175,775 shares at cost as of December 31, 2015 (See Note 5)	—	(102,566)
Total parent stockholders’ equity	406,698	369,774
Noncontrolling interests	(70)	19
Total stockholders’ equity	406,628	369,793
Total liabilities and stockholders’ equity	$1,313,126	$1,319,935

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, excluding share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
ATM operating revenues	$314,788	$296,836	$918,207	$842,295
ATM product sales and other revenues	13,546	14,514	37,335	54,702
Total revenues	328,334	311,350	955,542	896,997
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets shown separately below. See Note 1(e))	195,737	185,142	580,520	537,183
Cost of ATM product sales and other revenues	12,453	13,892	33,873	50,193
Total cost of revenues	208,190	199,034	614,393	587,376
Gross profit	120,144	112,316	341,149	309,621
Operating expenses:
Selling, general, and administrative expenses	40,194	35,759	115,505	100,829
Redomicile-related expenses	951	—	12,201	—
Acquisition and divestiture-related expenses	2,680	13,289	4,938	21,207
Depreciation and accretion expense	23,308	22,127	69,085	64,142
Amortization of intangible assets	9,175	10,048	28,129	29,040
Loss (gain) on disposal of assets	469	(12,139)	(475)	(12,425)
Total operating expenses	76,777	69,084	229,383	202,793
Income from operations	43,367	43,232	111,766	106,828
Other expense:
Interest expense, net	4,269	5,033	13,227	14,496
Amortization of deferred financing costs and note discount	2,872	2,859	8,636	8,455
Other expense	360	1,067	748	2,882
Total other expense	7,501	8,959	22,611	25,833
Income before income taxes	35,866	34,273	89,155	80,995
Income tax expense	8,388	12,629	26,204	29,837
Net income	27,478	21,644	62,951	51,158
Net loss attributable to noncontrolling interests	(12)	(365)	(71)	(1,081)
Net income attributable to controlling interests and available to common stockholders	$27,490	$22,009	$63,022	$52,239

Net income per common share – basic	$0.61	$0.49	$1.39	$1.17
Net income per common share – diluted	$0.60	$0.48	$1.38	$1.15

Weighted average shares outstanding – basic	45,252,869	44,833,117	45,175,604	44,769,661
Weighted average shares outstanding – diluted	45,850,061	45,391,667	45,765,235	45,323,784

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$27,478	$21,644	$62,951	$51,158
Unrealized gain (loss) on interest rate swap contracts, net of deferred income tax expense (benefit) of $4,590 and $(4,460) for the three months ended September 30, 2016 and 2015, respectively, and $(3,522) and $(2,752) for the nine months ended September 30, 2016 and 2015, respectively	8,452	(7,117)	(11,571)	(4,273)
Foreign currency translation adjustments, net of deferred income tax (benefit) of $(564) and $(2,555) for the three and nine months ended September 30, 2016, respectively	(6,745)	(13,502)	(26,686)	(2,745)
Other comprehensive income (loss)	1,707	(20,619)	(38,257)	(7,018)
Total comprehensive income	29,185	1,025	24,694	44,140
Less: comprehensive income attributable to noncontrolling interests	198	1,570	97	965
Comprehensive income (loss) attributable to controlling interests	$28,987	$(545)	$24,597	$43,175

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$62,951	$51,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	97,214	93,182
Amortization of deferred financing costs and note discount	8,636	8,455
Stock-based compensation expense	15,780	14,263
Deferred income taxes	15,731	2,233
Gain on disposal of assets	(475)	(12,425)
Other reserves and non-cash items	686	2,680
Changes in assets and liabilities:
Increase in accounts and notes receivable, net	(4,122)	(1,621)
Increase in prepaid expenses, deferred costs, and other current assets	(7,142)	(4,373)
Increase in inventory, net	(360)	(4,915)
Increase in other assets	(6,585)	(6,832)
Increase (decrease) in accounts payable	5,126	(8,402)
Increase in accrued liabilities	24,151	10,832
Increase in other liabilities	2,340	2,877
Net cash provided by operating activities	213,931	147,112

Cash flows from investing activities:
Additions to property and equipment	(76,050)	(103,877)
Acquisitions, net of cash acquired	(19,701)	(103,874)
Proceeds from sale of assets and businesses	9,348	36,661
Net cash used in investing activities	(86,403)	(171,090)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	221,268	340,250
Repayments of borrowings under revolving credit facility	(311,361)	(324,216)
Proceeds from exercises of stock options	579	586
Additional tax benefit related to stock-based compensation	338	1,287
Repurchase of capital stock	(3,959)	(4,610)
Net cash (used in) provided by financing activities	(93,135)	13,297

Effect of exchange rate changes on cash	(1,169)	(2,711)
Net increase (decrease) in cash and cash equivalents	33,224	(13,392)

Cash and cash equivalents as of beginning of period	26,297	31,875
Cash and cash equivalents as of end of period	$59,521	$18,483

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,832	$17,345
Cash paid for income taxes	$9,499	$19,411

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) General and Basis of Presentation

(a) General

On July 1, 2016, the location of incorporation of the parent company of the Cardtronics group of companies was changed from Delaware to the United Kingdom (the “U.K.”), whereby Cardtronics plc, a public limited company organized under English law (“Cardtronics plc”), became the new publicly traded corporate parent of the Cardtronics group of companies following the completion of the merger between Cardtronics, Inc., a Delaware corporation (“Cardtronics Delaware”), and one of its subsidiaries (the “Merger”). The Merger was completed pursuant to the Agreement and Plan of Merger, dated April 27, 2016, the adoption of which was approved by Cardtronics Delaware’s stockholders on June 28, 2016 (collectively, the “Redomicile Transaction”).

Any references to “the Company” or any similar references relating to periods before the Redomicile Transaction shall be construed as references to Cardtronics Delaware being the previous parent company of the Cardtronics group of companies. The Redomicile Transaction has been accounted for as an internal reorganization of entities under common control and, therefore, Cardtronics Delaware’s assets and liabilities have been accounted for at their historical cost basis and not revalued in the transaction. The Redomicile Transaction is discussed in more detail in Note 3. Stock-Based Compensation, Note 5. Stockholders’ Equity, Note 8. Long-Term Debt, and Note 16. Supplemental Guarantor Financial Information.

Cardtronics plc, along with its wholly- and majority-owned subsidiaries (collectively, the “Company”), provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of September 30, 2016, the Company provided services to over 200,000 ATMs across its portfolio, which included approximately 180,000 ATMs located in all 50 states of the United States (the “U.S.”) (including the U.S. territory of Puerto Rico), approximately 17,000 ATMs throughout the U.K. and Ireland, approximately 1,300 ATMs throughout Germany, Poland, and Spain, approximately 3,700 ATMs throughout Canada, and approximately 1,300 ATMs throughout Mexico. In the U.S., certain of the Company’s ATMs are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit-taking at ATMs using electronic imaging), and money transfers. The total count of over 200,000 ATMs also includes ATMs for which the Company provides processing only services and various forms of managed services solutions, which may include transaction processing, monitoring, maintenance, cash management, communications, and customer service.

Through its network, the Company provides ATM management and equipment-related services (typically under multi-year contracts) to large retail merchants of varying sizes, as well as smaller retailers and operators of facilities such as shopping malls, airports, and train stations. In doing so, the Company provides its retail partners with a compelling automated financial services solution that helps attract and retain customers, and in turn, increases the likelihood that the ATMs placed at their facilities will be utilized.

In addition to its retail merchant relationships, the Company also partners with leading national financial institutions to brand selected ATMs and financial services kiosks within its network, including BBVA Compass Bancshares, Inc. (“BBVA”), Citibank, N.A. (“Citibank”), Citizens Financial Group, Inc. (“Citizens”), Cullen/Frost Bankers, Inc. (“Cullen/Frost”), JPMorgan Chase & Co (“Chase”), Santander Bank, N.A. (“Santander”), TD Bank, N.A. (“TD Bank”), and PNC Bank, N.A. (“PNC Bank”) in the U.S., The Bank of Nova Scotia (“Scotiabank”) and Santander in Puerto Rico, and Scotiabank, TD Bank, and Canadian Imperial Bank of Commerce (“CIBC”) in Canada. In Mexico, the Company operates Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”) and partners with Grupo Financiero Banorte, S.A. de C.V. (“Banorte”) and Scotiabank to place their brands on the Company’s ATMs in exchange for certain services provided by them. As of September 30, 2016, approximately 22,000 of the Company’s ATMs were under contract with approximately 500 financial institutions to place their logos on the machines, and to provide convenient surcharge-free access for their banking customers.

The Company owns and operates the Allpoint network (“Allpoint”), the largest surcharge-free ATM network (based on the number of participating ATMs). Allpoint, with approximately 55,000 participating ATMs, provides surcharge-free ATM access to over 1,300 participating banks, credit unions, and prepaid card providers. For participants, Allpoint provides scale and density of free ATMs. In exchange, Allpoint earns either a fixed monthly fee per cardholder or a set fee per transaction that is paid by participants. The Allpoint network includes a majority of the Company’s ATMs in the U.S. and a portion of the Company’s ATMs in the U.K., Canada, Puerto Rico, and Mexico. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

Finally, the Company owns and operates an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to its network of ATMs and financial services kiosks, as well as other ATMs under managed services arrangements. Additionally, through its acquisition of Columbus Data Services, L.L.C. (“CDS”) in 2015, the Company provides leading-edge ATM processing solutions to ATM sales and service organizations and financial institutions.

(b) Basis of Presentation

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

The financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 are unaudited. The Consolidated Balance Sheet as of December 31, 2015 was derived from the audited balance sheet filed in the 2015 Form 10-K with certain retroactive adjustments. The Company has adopted the provisions of the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) and ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). These updates require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset and clarify the treatment of debt issuance costs related to a line-of-credit arrangement. As retrospective application is required by these standards updates, the debt carrying balances as of December 31, 2015 have been adjusted with no material impact. In addition, the Company has adopted early ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), applying its provisions prospectively to the interim reporting periods of 2016. ASU 2015-17 eliminates the requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet and requires organizations to classify all deferred tax assets and liabilities as noncurrent.

In management’s opinion, all normal recurring adjustments necessary for a fair presentation of the Company’s interim and prior period results have been made. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company owns a majority (95.7%) interest in, and realizes a majority of the earnings and/or losses of, Cardtronics Mexico, thus this entity is reflected as a consolidated subsidiary in the accompanying consolidated financial statements, with the remaining ownership interests not held by the Company being reflected as noncontrolling interests.

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

(c) Restricted Cash

Restricted cash consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. The amounts include deposits held by the Company for transactions processed by its customers, as well as surcharge and interchange fees earned by the Company’s customers on transactions processed. These balances are classified as Restricted cash in the Current assets or Noncurrent assets line item on the Company’s Consolidated Balance Sheets based on when the Company expects this cash to be paid. The Company held $35.8 million and $31.6 million of Restricted cash in the Current assets line item in the accompanying Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, respectively.

(d) Inventory

Inventory consists principally of ATMs, ATM spare parts, and ATM supplies and is stated at the lower of cost or market. Cost is determined using the average cost method.

The following table is a breakdown of the Company’s primary inventory components:

	September 30, 2016	December 31, 2015
	(In thousands)
ATMs	$3,046	$2,568
ATM spare parts and supplies	9,545	8,400
Total	12,591	10,968
Less: Inventory reserves	(1,440)	(293)
Inventory, net	$11,151	$10,675

(e) Cost of ATM Operating Revenues and Gross Profit Presentation

The Company presents Cost of ATM operating revenues and Gross profit within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization of intangible assets related to ATMs and ATM-related assets.

The following table sets forth the amounts excluded from Cost of ATM operating revenues and Gross profit for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$17,933	$17,135	$54,290	$48,731
Amortization of intangible assets	9,175	10,048	28,129	29,040
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues and Gross profit	$27,108	$27,183	$82,419	$77,771

(2) Acquisitions and Divestitures

On July 1, 2015, the Company completed the divestiture of its retail cash-in-transit operation in the U.K. This business was primarily engaged in the collection of cash from retail locations and was originally acquired through the Sunwin

Services Group acquisition completed in November 2014. The Company recognized divestiture proceeds at their estimated fair value of approximately $39 million in 2015. Of this amount, approximately $31 million was collected during the year ended December 31, 2015, and the remainder was collected during the six months ended June 30, 2016. The net pre-tax gain recognized on this transaction in 2015 was $16.6 million. During the six months ended June 30, 2016, the Company reached resolution of certain contingent terms in the agreement, and recorded an additional pre-tax gain of approximately $1.8 million.

On July 1, 2015, the Company completed the acquisition of CDS for a total purchase price of approximately $80.6 million. CDS is a leading independent transaction processor for ATM deployers and payment card issuers, providing solutions to ATM sales and service organizations and financial institutions.

The total purchase consideration for CDS was allocated to the assets acquired and liabilities assumed, including identifiable tangible and intangible assets, based on their respective fair values estimated at the date of acquisition. The estimated fair values of the intangible assets included the acquired customer relationships valued at $16.5 million, technology valued at $7.8 million, and other intangible assets valued at $1.7 million. Intangible values were estimated utilizing primarily a discounted cash flow approach, with the assistance of an independent appraisal firm. The tangible assets acquired included property, plant, and equipment, and were recorded at their estimated fair value of $4.6 million, utilizing the market and cost approaches. The purchase price allocation resulted in goodwill of $52.7 million. The Company completed the purchase accounting for CDS in the first quarter of 2016, recognizing no additional adjustments to the preliminary opening balance sheet. All of the goodwill and intangible asset amounts are expected to be deductible for income tax purposes.

On April 13, 2016, the Company completed the acquisition of a 2,600 location ATM portfolio in the U.S. This acquisition was affected through multiple closings taking place primarily in April 2016. The total cash purchase price of approximately $13.8 million was paid in installments corresponding to each close. As of September 30, 2016, the Company had recognized property, plant, and equipment of $8.3 million, contract intangibles and prepaid merchant commissions of $7.1 million, and asset retirement obligations of $1.6 million. As of September 30, 2016, the accounting remains preliminary, pending finalization of the related asset appraisals.

See Note 6. Intangible Assets for a discussion of the Company’s goodwill and intangible assets.

(3) Stock-Based Compensation

The Company accounts for its stock-based compensation by recognizing the grant date fair value of stock-based awards, net of estimated forfeitures, as compensation expense over the underlying requisite service periods of the related awards. The grant date fair value is based upon the Company’s stock price on the date of grant.

The following table reflects the total stock-based compensation expense amounts included in the accompanying Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Cost of ATM operating revenues	$249	$277	$636	$775
Selling, general, and administrative expenses	6,393	4,876	15,144	13,488
Total stock-based compensation expense	$6,642	$5,153	$15,780	$14,263

The comparative increase in stock-based compensation expense for the three and nine months ended September 30, 2016, was attributable to the timing and amount of grants made during preceding periods and additional estimated expense related to performance-based awards in 2016.

In conjunction with the Redomicile Transaction, on July 1, 2016, Cardtronics plc executed a deed of assumption pursuant to which Cardtronics plc adopted and assumed the Third Amended and Restated 2007 Stock Incentive Plan (as

amended, the “2007 Plan”) and assumed all outstanding awards granted under the 2007 Plan (including awards granted under the 2007 Plan prior to the completion of the Redomicile Transaction) and the 2001 Stock Incentive Plan of Cardtronics Delaware, as amended. All grants during the periods above were made under the 2007 Plan.

Restricted Stock Awards. The number of the Company’s outstanding Restricted Stock Awards (“RSAs”) as of September 30, 2016, and changes during the nine months ended September 30, 2016, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSAs outstanding as of January 1, 2016	47,235	$27.36
Vested	(33,610)	$27.34
RSAs outstanding as of September 30, 2016	13,625	$27.41

As of September 30, 2016, the unrecognized compensation expense associated with all outstanding RSAs was $0.2 million, which will be recognized on a straight-line basis over a remaining weighted average vesting period of approximately one year.

Restricted Stock Units. The Company grants restricted stock units (“RSUs”) under its Long-term Incentive Plan (“LTIP”), which is an annual equity award program under the 2007 Plan. The ultimate number of RSUs that are determined to be earned under the LTIP are approved by the Compensation Committee of the Company’s Board of Directors on an annual basis, based on the Company’s achievement of certain performance levels during the calendar year of its grant. The majority of these grants have both a performance-based and a service-based vesting schedule (“Performance-RSUs”), and the Company recognizes the related compensation expense based on the estimated performance levels that management believes will ultimately be met. A portion of the awards have only a service-based vesting schedule (“Time-RSUs”), for which the associated expense is recognized ratably over four years. Performance-RSUs and Time-RSUs are convertible into the Company’s common stock after the passage of the vesting periods, which are generally 24, 36, and 48 months from January 31 of the grant year, at the rate of 50%, 25%, and 25%, respectively. Performance-RSUs will be earned only if the Company achieves certain performance levels. Although the Performance-RSUs are not considered to be earned and outstanding until at least the minimum performance metrics are met, the Company recognizes the related compensation expense for those awards ultimately expected to vest over the requisite service period (or to an employee’s qualified retirement date, if earlier) using a graded vesting methodology. RSUs are also granted outside of LTIPs, with or without performance-based vesting requirements.

The number of the Company’s non-vested RSUs as of September 30, 2016, and changes during the nine months ended September 30, 2016, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of January 1, 2016	891,439	$35.60
Granted	572,692	$37.13
Vested	(450,372)	$35.21
Forfeited	(27,599)	$36.42
Non-vested RSUs as of September 30, 2016	986,160	$36.65

The above table only includes earned RSUs; therefore, the Performance-RSUs granted in 2016 but not yet earned are not included. The number of Performance-RSUs granted at target in 2016, net of estimated forfeitures, was 347,416 units with a grant date fair value of $38.01 per unit. Time-RSUs are included as granted.

As of September 30, 2016, the unrecognized compensation expense associated with earned RSUs was $15.0 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted average vesting period of approximately 1.6 years.

Options. The number of the Company’s outstanding stock options as of September 30, 2016, and changes during the nine months ended September 30, 2016, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of January 1, 2016	77,901	$10.11
Exercised	(54,051)	$10.71
Options outstanding as of September 30, 2016	23,850	$8.76

Options vested and exercisable as of September 30, 2016	23,850	$8.76

As of September 30, 2016, the Company had no unrecognized compensation expense associated with outstanding options.

(4) Earnings per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common stockholders) when their impact on net income available to common stockholders is anti-dilutive. Potentially dilutive securities for the three and nine months ended September 30, 2016 and 2015 included all outstanding stock options, RSAs, and RSUs, which were included in the calculation of diluted earnings per share for these periods, if dilutive. The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s $287.5 million of 1.00% Convertible Senior Notes due 2020 (the “Convertible Notes”) were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company’s common stock. The effect of the note hedge the Company purchased to offset the underlying conversion option embedded in the Convertible Notes was also excluded, as the effect is anti-dilutive.

Additionally, the shares of restricted stock issued by the Company under RSAs have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, restricted shares issued under RSAs are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the three and nine months ended September 30, 2016 and 2015 among the Company’s outstanding shares of common stock and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts)

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015
	Income	Weighted Average Shares Outstanding	Earnings per Share	Income	Weighted Average Shares Outstanding	Earnings per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$27,490			$22,009
Less: Undistributed earnings allocated to unvested RSAs	(9)			(28)
Net income available to common stockholders	$27,481	45,252,869	$0.61	$21,981	44,833,117	$0.49

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$9			$28
Stock options added to the denominator under the treasury stock method		20,557			60,693
RSUs added to the denominator under the treasury stock method		576,635			497,857
Less: Undistributed earnings reallocated to RSAs	(9)			(27)
Net income available to common stockholders and assumed conversions	$27,481	45,850,061	$0.60	$21,982	45,391,667	$0.48

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015
	Income	Weighted Average Shares Outstanding	Earnings per Share	Income	Weighted Average Shares Outstanding	Earnings per Share
Basic:
Net income attributable to controlling interests and available to common stockholders	$63,022			$52,239
Less: Undistributed earnings allocated to unvested RSAs	(34)			(79)
Net income available to common stockholders	$62,988	45,175,604	$1.39	$52,160	44,769,661	$1.17

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$34			$79
Stock options added to the denominator under the treasury stock method		29,451			68,245
RSUs added to the denominator under the treasury stock method		560,180			485,878
Less: Undistributed earnings reallocated to RSAs	(33)			(78)
Net income available to common stockholders and assumed conversions	$62,989	45,765,235	$1.38	$52,161	45,323,784	$1.15

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted stock issued by the Company under RSAs of 7,217 and 12,920 shares for the three and nine months ended September 30, 2016, respectively, and 27,052 and 32,106 for the three and nine months ended September 30, 2015, respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(5) Accumulated Other Comprehensive Loss, Net

(5) Stockholders’ Equity

Redomicile Transaction. Pursuant to the Redomicile Transaction, completed on July 1, 2016, each issued and outstanding share of Cardtronics Delaware common stock held immediately prior to the Merger was effectively converted into one Class A Ordinary Share, nominal value $0.01 per share, of Cardtronics plc (collectively, “Ordinary Shares”). Upon completion of the Redomicile Transaction, the Ordinary Shares were listed and began trading on The NASDAQ Stock Market LLC under the symbol “CATM,” the same symbol under which shares of Cardtronics Delaware common stock were formerly listed and traded. Likewise, the equity plans and/or awards granted thereunder were assumed by Cardtronics plc and amended to provide that those plans and/or awards will now provide for the award and issuance of Ordinary Shares. Furthermore, all shares of Cardtronics Delaware treasury stock were cancelled in the Redomicile Transaction.

The changes in common stock, treasury stock, and additional paid-in capital associated with the Redomicile Transaction are presented in the table below.

The following table presents the changes in the Company’s stockholders’ equity for the nine months ended September 30, 2016:

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Treasury Stock	Noncontrolling Interests	Total
	(In thousands)
Balance as of January 1, 2016	44,954	$5	$374,564	$(88,126)	$185,897	$(102,566)	$19	$369,793
Issuance of common stock for stock-based compensation, net of forfeitures	474	—	—	—	—	—	—	—
Repurchase of capital stock	(128)	—	—	—	—	(3,959)	—	(3,959)
Stock-based compensation expense	—	—	15,780	—	—	—	—	15,780
Additional tax benefit related to stock-based compensation	—	—	338	—	—	—	—	338
Unrealized loss on interest rate swap contracts, net of deferred income tax (benefit) of $(3,522)	—	—	—	(11,571)	—	—	—	(11,571)
Net income attributable to controlling interests	—	—	—	—	63,022	—	—	63,022
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(71)	(71)
Foreign currency translation adjustments, net of deferred income tax (benefit) of $(2,555)	—	—	—	(26,686)	—	—	(18)	(26,704)
Change in common stock, treasury stock, and additional paid-in capital associated with the Redomicile Transaction	—	448	(85,741)	—	(21,232)	106,525	—	—
Balance as of September 30, 2016	45,300	$453	$304,941	$(126,383)	$227,687	$—	$(70)	$406,628

Change in common stock, treasury stock, and additional paid-in capital associated with the Redomicile Transaction. In the Redomicile Transaction, completed on July 1, 2016, each of the 52,529,197 issued and outstanding shares of Cardtronics Delaware common stock held immediately prior to the Merger were effectively converted into an equivalent number of Ordinary Shares of Cardtronics plc. Prior to the Redomicile Transaction, Cardtronics Delaware’s common stock had a $0.0001 par value per share and after the Redomicile Transaction, the Ordinary Shares in Cardtronics plc have a $0.01 par value per share. In addition, immediately prior to the Redomicile Transaction 7,310,022 shares of Cardtronics Delaware treasury stock with a cost basis of $106.5 million were cancelled with the offsetting impact recorded in the Additional paid-in capital and Retained earnings line items on the accompanying Consolidated Balance Sheets.

Accumulated other comprehensive income, net. Accumulated other comprehensive loss, net is displayed as a separate component of Stockholders’ equity in the accompanying Consolidated Balance Sheets. The following tables present the changes in the balances of each component of Accumulated other comprehensive loss, net for the three and nine months ended September 30, 2016:

	Foreign Currency Translation Adjustments		Unrealized (Losses) Gains on Interest Rate Swap Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of July 1, 2016	$(65,827)	(1)	$(62,263)	(2)	$(128,090)
Other comprehensive (loss) income before reclassification	(6,745)	(3)	1,171	(4)	(5,574)
Amounts reclassified from accumulated other comprehensive loss, net	—		7,281	(4)	7,281
Net current period other comprehensive (loss) income	(6,745)		8,452		1,707
Total accumulated other comprehensive loss, net as of September 30, 2016	$(72,572)	(1)	$(53,811)	(2)	$(126,383)

(1)	Net of deferred income tax (benefit) of $(4,120) and $(3,556) as of September 30, 2016 and July 1, 2016, respectively.
(2)	Net of deferred income tax (benefit) of $(6,481) and $(11,071) as of September 30, 2016 and July 1, 2016, respectively.
(3)	Net of deferred income tax (benefit) of $(564).
(4)

Net of deferred income tax expense of $636 and $3,954 for Other comprehensive (loss) income before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively. See  Note 11. Derivative Financial Instruments.

	Foreign Currency Translation Adjustments		Unrealized (Losses) Gains on Interest Rate Swap Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of January 1, 2016	$(45,886)	(1)	$(42,240)	(2)	$(88,126)
Other comprehensive loss before reclassification	(26,686)	(3)	(33,460)	(4)	(60,146)
Amounts reclassified from accumulated other comprehensive loss, net	—		21,889	(4)	21,889
Net current period other comprehensive loss	(26,686)		(11,571)		(38,257)
Total accumulated other comprehensive loss, net as of September 30, 2016	$(72,572)	(1)	$(53,811)	(2)	$(126,383)

(1)	Net of deferred income tax (benefit) of $(4,120) and $(1,565) as of September 30, 2016 and January 1, 2016, respectively.
(2)	Net of deferred income tax (benefit) of $(6,481) and $(2,959) as of September 30, 2016 and January 1, 2016, respectively.
(3)	Net of deferred income tax (benefit) of $(2,555).
(4)

Net of deferred income tax (benefit) expense of $(10,184) and $6,662 for Other comprehensive loss before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively. See Note 11. Derivative Financial Instruments.

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

The Company has elected the portfolio approach for the deferred tax asset of the unrealized gains and losses related to the interest rate swaps in the Accumulated other comprehensive loss, net line item on the accompanying Consolidated Balance Sheets. Under the portfolio approach, the disproportionate tax effect created when the valuation allowance was appropriately released as a tax benefit into continuing operations in 2010, will reverse out of the Accumulated other comprehensive loss, net line item on the accompanying Consolidated Balance Sheets and into continuing operations as a tax expense when the Company ceases to hold any interest rate swaps. As of September 30, 2016, the disproportionate tax effect is approximately $14.4 million.

The Company currently believes that the unremitted earnings of its foreign subsidiaries under its U.K. holding company will be reinvested for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in these subsidiaries or on the foreign currency translation adjustment amounts.

(6) Intangible Assets

Intangible Assets with Indefinite Lives

The following tables present the net carrying amounts of the Company’s intangible assets with indefinite lives as well as the changes in the net carrying amounts for the nine months ended September 30, 2016, by segment:

	Goodwill
	North America (1)	Europe (2)	Corporate & Other (3)	Total
	(In thousands)
Balance as of January 1, 2016
Gross balance	$452,270	$146,669	$—	$598,939
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$452,270	$96,666	$—	$548,936

Intersegment allocation (4)	(6,650)	—	6,650	—
Foreign currency translation adjustments	44	(11,646)	—	(11,602)

Balance as of September 30, 2016
Gross balance	$445,664	$135,023	$6,650	$587,337
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$445,664	$85,020	$6,650	$537,334

(1)	The North America segment is comprised of the Company’s operations in the U.S., Canada, Mexico, and Puerto Rico.
(2)	The Europe segment is comprised of the Company’s operations in the U.K., Ireland, Germany, Poland, Spain, and its ATM advertising business.
(3)	The Corporate & Other segment is comprised of the Company’s transaction processing activities and the Company’s corporate general and administrative functions.
(4)

In the three months ended September 30, 2016, the Company allocated $6.7 million of the goodwill stemming from the 2015 acquisition of CDS to the Corporate & Other segment in conjunction with the segment reorganization discussed in Note 15. Segment Information.

	Trade Name: Indefinite-lived
	North America (1)	Europe (2)	Corporate & Other (3)	Total
	(In thousands)
Balance as of January 1, 2016	$200	$416	$1,700	$2,316
Reclassification to definite-lived trade name	—	—	(1,700)	(1,700)
Foreign currency translation adjustments	—	24	—	24
Balance as of September 30, 2016	$200	$440	$—	$640

(1)	The North America segment is comprised of the Company’s operations in the U.S., Canada, Mexico, and Puerto Rico.
(2)	The Europe segment is comprised of the Company’s operations in the U.K., Ireland, Germany, Poland, Spain, and its ATM advertising business.
(3)	The Corporate & Other segment is comprised of the Company’s transaction processing activities and the Company’s corporate general and administrative functions.

Intangible Assets with Definite Lives

The following table presents the Company’s intangible assets that were subject to amortization:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer and bank-branding contracts/relationships	$353,509	$(241,930)	$111,579	$350,211	$(219,498)	$130,713
Revolving credit facility deferred financing costs	3,625	(2,141)	1,484	2,896	(1,452)	1,444
Non-compete agreements	4,395	(4,061)	334	4,454	(3,935)	519
Technology	10,701	(4,589)	6,112	10,751	(3,750)	7,001
Trade name: definite-lived	12,139	(3,545)	8,594	11,646	(2,859)	8,787
Total	$384,369	$(256,266)	$128,103	$379,958	$(231,494)	$148,464

(7) Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Accrued merchant settlement	$73,462	$60,218
Accrued merchant fees	49,348	43,005
Accrued taxes	31,992	29,372
Accrued compensation	14,466	15,929
Accrued maintenance	9,600	8,012
Accrued purchases	8,705	7,222
Accrued cash management fees	8,388	8,825
Accrued processing costs	7,859	7,636
Accrued armored	6,049	5,922
Accrued interest	3,701	6,094
Accrued interest on interest rate swaps	2,259	2,708
Accrued telecommunications costs	1,982	1,772
Other accrued expenses	26,749	22,343
Total	$244,560	$219,058

(8) Long-Term Debt

The carrying value of the Company’s long-term debt consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Revolving credit facility, including swingline credit facility	$—	$90,835
5.125% Senior Notes due 2022, net of capitalized debt issuance costs (1)	247,211	246,742
1.00% Convertible Senior Notes due 2020, net of unamortized discount and capitalized debt issuance costs (1)	238,436	230,754
Total long-term debt	$485,647	$568,331

(1)	Issued by Cardtronics Delaware.

As indicated in Note 1. General and Basis of Presentation - (b) Basis of Presentation, the Company has adopted the new accounting guidance applicable to the classification of capitalized debt issuance costs and now presents these costs as a direct deduction from the carrying amount of the related debt liabilities. As a result, the 5.125% Senior Notes due 2022 (the “2022 Notes”) with a face value of $250.0 million are presented net of capitalized debt issuance costs of $2.8 million and $3.3 million as of September 30, 2016 and December 31, 2015, respectively. The Convertible Notes with a face value of $287.5 million are presented net of unamortized discount and capitalized debt issuance costs of $49.1 million and $56.7 million as of September 30, 2016 and December 31, 2015, respectively.

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

Borrowings (not including swingline loans and alternative currency loans) accrue interest at the Company’s option at either the Alternate Base Rate (as defined in the Credit Agreement) or the Adjusted LIBO Rate (as defined in the Credit Agreement) plus a margin depending on the Company’s most recent Total Net Leverage Ratio (as defined in the Credit Agreement). The margin for Alternative Base Rate loans varies between 0% and 1.25% and the margin for Adjusted LIBO Rate loans varies between 1.00% and 2.25%. Swingline loans denominated in U.S. dollars bear interest at the Alternate Base Rate plus a margin as described above and swingline loans denominated in alternative currencies bear interest at the Overnight LIBO Rate (as defined in the Credit Agreement) plus the applicable margin for the Adjusted LIBO Rate. The alternative currency loans bear interest at the Adjusted LIBO Rate for the relevant currency as described above. Upon effectiveness of the Third Amendment, substantially all of the Company’s U.S. assets, including the stock of its wholly-owned U.S. subsidiaries and 66.0% of the stock of the first-tier non-U.S. subsidiaries of Cardtronics Delaware, were pledged as collateral to secure borrowings made under the revolving credit facility. Furthermore, each of the Company’s material wholly-owned U.S. subsidiaries guaranteed the full and punctual payment of the obligations under the revolving credit facility. In addition, upon effectiveness of the Third Amendment, the obligations of the CFC Borrowers (as defined in the Credit Agreement) were secured by the assets of the CFC Guarantors (as defined in the Credit Agreement), which do not guarantee the obligations of the Company’s U.S. subsidiaries. There are currently no restrictions on the ability of the Company’s subsidiaries to declare and pay dividends to the Company.

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

As of September 30, 2016, the Company had no outstanding borrowings under its $375.0 million revolving credit facility and was in compliance with all applicable covenants and ratios under the Credit Agreement. At September 30, 2016 and December 31, 2015, the Adjusted LIBO Rates applicable to the Company’s borrowings under the revolving credit facility were 2.0% and 2.2%, respectively.

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

Effective July 1, 2016, as a result of the share exchange effecting the Redomicile Transaction, the Company’s Convertible Notes became convertible, at the option of the holders and in accordance with the terms of such notes. These notes remained convertible until the 35th trading day immediately following the consummation of the Redomicile Transaction, or August 22, 2016. None of the Convertible Notes were convertible as of September 30, 2016 and, therefore, remain classified in the Long-term debt line item on the Company’s Consolidated Balance Sheets at September 30, 2016. In future financial reporting periods, the classification of the Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

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

Interest expense related to the Convertible Notes consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Cash interest per contractual coupon rate	$719	$719	$2,157	$2,156
Amortization of note discount	2,439	2,313	7,219	6,850
Amortization of debt issuance costs	159	142	463	413
Total interest expense related to Convertible Notes	$3,317	$3,174	$9,839	$9,419

The carrying value of the Convertible Notes consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Principal balance	$287,500	$287,500
Unamortized discount and capitalized debt issuance costs	(49,064)	(56,746)
Net carrying amount of Convertible Notes	$238,436	$230,754

In connection with the issuance of the Convertible Notes, Cardtronics Delaware entered into separate convertible note hedge and warrant transactions to reduce the potential dilutive impact upon the conversion of the Convertible Notes. The net effect of these transactions effectively raised the price at which dilution would occur from the $52.35 initial conversion price of the Convertible Notes to $73.29. Pursuant to the convertible note hedge, Cardtronics Delaware purchased call options granting Cardtronics Delaware the right to acquire up to approximately 5.5 million shares of its common stock with an initial strike price of $52.35. The call options automatically become exercisable upon conversion of the Convertible Notes, and will terminate on the second scheduled trading day immediately preceding December 1, 2020. Cardtronics Delaware also sold to the initial purchasers warrants to acquire up to approximately 5.5 million shares of its common stock with a strike price of $73.29. The warrants will expire incrementally on a series of expiration dates subsequent to the maturity date of the Convertible Notes through August 30, 2021. If the conversion price of the Convertible Notes remains between the strike prices of the call options and warrants, Cardtronics plc’s shareholders will not experience any dilution in connection with the conversion of the Convertible Notes; however, to the extent that the price of the shares exceeds the strike price of the warrants on any or all of the series of related expiration dates of the warrants, Cardtronics plc would be required to issue additional shares to the warrant holders. The amounts allocated to both the note hedge and warrants were recorded in the Stockholders’ equity section in the accompanying Consolidated Balance Sheets.

After completion of the Redomicile Transaction, the Company commenced discussions with the counterparties under such call options and warrants to amend certain provisions thereunder to clarify certain terms (including that shares of Cardtronics plc are now the underlying security instead of Cardtronics Delaware common stock), ensure compliance with applicable law requirements, and otherwise preserve the rights and obligations of the parties. These amendments were completed in October 2016, with no material impact to the Company’s rights and obligations.

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

The following table presents the changes in the Company’s asset retirement obligation liability for the nine months ended September 30, 2016 (in thousands):

Balance as of January 1, 2016	$54,727
Additional obligations	6,020
Accretion expense	1,359
Change in estimates	(69)
Payments	(2,771)
Foreign currency translation adjustments	(3,092)
Balance as of September 30, 2016	56,174
Less: current portion	8,978
Balance as of September 30, 2016, excluding current portion	$47,196

See Note 12. Fair Value Measurements for additional disclosures on the Company’s asset retirement obligations with respect to its fair value measurements.

(10) Other Liabilities

The Company’s other liabilities consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Current portion of other long-term liabilities
Interest rate swaps	$21,155	$23,327
Deferred revenue	1,004	2,313
Asset retirement obligations	8,978	3,698
Other	1,833	3,394
Total	$32,970	$32,732

Other long-term liabilities
Interest rate swaps	$39,494	$21,872
Deferred revenue	1,324	1,217
Other	6,890	7,568
Total	$47,708	$30,657

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

Effective June 29, 2016, one of the Company’s interest rate swap counterparties exercised its right to terminate a $200.0 million notional amount, 2.40% fixed-rate, contract that was previously designated as a cash flow hedge of the Company’s 2019 and 2020 vault cash rental payments. The designated vault cash rental payments remain probable; therefore, upon termination and as of that date, the Company recognized an unrealized loss of $4.9 million in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. The Company will amortize this unrealized loss into Vault cash rental expense, a component of the Cost of ATM operating revenues line item in the accompanying Consolidated Statements of Operations, over the 2019 and 2020 periods. The terminated contract was effectively novated by the previous counterparty and the Company entered into a similar $200.0 million notional amount, 2.52% fixed-rate interest rate swap with a new counterparty, which the Company designated as a cash flow hedge of its 2019 and 2020 vault cash rental payments. The modified terms resulted in ineffectiveness of $0.4 million recognized in the Other expense line item in the accompanying Consolidated Statements of Operations during the three months ended June 30, 2016. The ineffectiveness recognized during the three months ended September 30, 2016 was immaterial.

The notional amounts, weighted average fixed rates, and terms associated with the Company’s interest rate swap contracts accounted for as cash flow hedges that are currently in place (as of the date of the issuance of these financial statements) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts	Weighted Average Fixed Rate
U.S.	U.S.	U.K.	U.K.	Term
(In millions)		(In millions)
$1,300	2.74%	£—	—%	October 1, 2016 – December 31, 2016
$1,000	2.53%	£550	0.82%	January 1, 2017 – December 31, 2017
$750	2.54%	£550	0.82%	January 1, 2018 – December 31, 2018
$600	2.45%	£300	0.86%	January 1, 2019 – December 31, 2019
$600	2.45%	£—	—%	January 1, 2020 – December 31, 2020

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

Balance Sheet Data

	September 30, 2016		December 31, 2015
Liability Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Current portion of other long-term liabilities	$21,155	Current portion of other long-term liabilities	$23,327
Interest rate swap contracts	Other long-term liabilities	39,494	Other long-term liabilities	21,872
Total Derivatives		$60,649		$45,199

Statements of Operations Data

	Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2016	2015		2016	2015
	(In thousands)			(In thousands)
Interest rate swap contracts	$1,171	$(15,762)	Cost of ATM operating revenues	$(7,281)	$(8,645)

	Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2016	2015		2016	2015
	(In thousands)			(In thousands)
Interest rate swap contracts	$(33,460)	$(30,107)	Cost of ATM operating revenues	$(21,889)	$(25,834)

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

As of September 30, 2016, the Company expects to reclassify $21.2 million of net derivative-related losses contained within Accumulated other comprehensive loss, net line item into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

See Note 12. Fair Value Measurements for additional disclosures on the Company’s interest rate swap contracts in respect to its fair value measurements.

(12) Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2016 and December 31, 2015 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at September 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$60,649	$—	$60,649	$—

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swaps	$45,199	$—	$45,199	$—

Interest rate swaps. The fair value of the Company’s interest rate swaps liability was $60.6 million as of September 30, 2016. These financial instruments are carried at fair value, calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. See Note 11. Derivative Financial Instruments for additional disclosures on the valuation process of this liability.

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

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates. As of September 30, 2016, the fair value of the 2022 Notes and the Convertible Notes (see Note 8. Long-Term Debt) totaled $256.4 million and $304.9 million, respectively, based on the quoted prices in markets that are not active (Level 2 input) for these notes as of that date.

Additions to asset retirement obligation liability. The Company estimates the fair value of additions to its asset retirement obligation liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the Asset retirement obligations line item in the accompanying Consolidated Balance Sheets are measured at fair value at the time of the asset installations using Level 3 inputs, and are only reevaluated periodically based on estimated current fair value. Amounts added to the asset retirement obligation liability during the nine months ended September 30, 2016 and 2015 totaled $6.0 million and $5.7 million, respectively.

(13) Commitments and Contingencies

Legal Matters

The Company is subject to various legal proceedings and claims arising in the ordinary course of its business. The Company has provided reserves where necessary for all claims and the Company’s management does not expect the outcome in any legal proceedings, individually or collectively, to have a material adverse financial or operational impact on the Company. Additionally, the Company currently expenses all legal costs as they are incurred.

Other Commitments

Asset retirement obligations. The Company’s asset retirement obligations consist primarily of deinstallation costs of the Company’s ATMs and costs to restore the ATM sites to their original condition. In most cases, the Company is legally required to perform this deinstallation, and in some cases, the site restoration work. The Company had $56.2 million accrued for these liabilities as of September 30, 2016. For additional information, see Note 9. Asset Retirement Obligations.

(14) Income Taxes

Income tax expense based on the Company’s income before income taxes was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands, excluding percentages)
Income tax expense	$8,388	$12,629	$26,204	$29,837
Effective tax rate	23.4%	36.8%	29.4%	36.8%

The Company’s income tax provision for the three months ended September 30, 2016 totaled $8.4 million, or an effective tax rate of 23.4%, compared to the income tax expense of $12.6 million or an effective tax rate of 36.8%, for the three months ended September 30, 2015. The Company’s income tax provision for the nine months ended September 30, 2016 totaled $26.2 million, or 29.4%, compared to income tax expense of $29.8 million, or 36.8%, for the nine months ended September 30, 2015. The decrease in the effective tax rate for the three and nine months ended September 30, 2016, when compared to the same periods in 2015, is attributable to the Redomicile Transaction and the post-redomicile structuring, completed on July 1, 2016, and the mix of earnings across jurisdictions. See Note 1. General and Basis of Presentation - (a) General for a further discussion of the Redomicile Transaction.

The Company assesses the need for any deferred tax asset valuation allowances at the end of each reporting period. The determination of whether a valuation allowance for deferred tax assets is needed is subject to considerable judgment and requires an evaluation of all available positive and negative evidence. Based on the assessment at September 30, 2016, and the weight of all available evidence, the Company concluded that maintaining the deferred tax asset valuation allowance for certain entities was appropriate, as the Company currently believes that it is more likely than not that the related deferred tax assets will not be realized.

The deferred tax expenses and benefits associated with the Company’s net unrealized gains and losses on derivative instruments and foreign currency translation adjustments have been reflected within the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets.

As indicated in Note 1. General and Basis of Presentation - (b) Basis of Presentation, the Company adopted the new accounting guidance applicable to the balance sheet classification of deferred taxes, eliminating the requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet.

(15) Segment Information

As of September 30, 2016, the Company’s operations consisted of its North America, Europe, and Corporate & Other segments. The Company’s ATM operations in the U.S., Canada, Mexico, and Puerto Rico are included in its North America segment. The Company’s ATM operations in the U.K., Ireland, Germany, Poland, Spain, and its ATM advertising business (i- design group plc (“i-design”)) are included in its Europe segment. The Company’s transaction processing operations, which service its North American and European operations along with external customers, and the Company’s corporate general and administrative functions comprise the Corporate & Other segment. In the first quarter of 2016, the Company reorganized and created the Corporate & Other segment to separately present transaction processing operations from its primary ATM operations and present the corporate general and administrative functions separate from the North America segment. Additionally, i-design was previously included within the North America segment and due to organizational changes, is now a part of the Europe segment. While both regional reporting segments provide similar kiosk-based and/or ATM-related services, each of the regional segments is managed separately and requires different marketing and business strategies. Similarly, the transaction processing and corporate general and administrative functions are also managed separately. Segment information presented for prior periods has been revised to reflect this change in segments.

Management uses Adjusted EBITDA and Adjusted EBITA, along with U.S. GAAP measures, to manage and measure the performance of its segments. Management believes Adjusted EBITDA and Adjusted EBITA are useful measures because they allow management to more effectively evaluate the performance of the business and compare its results of operations from period to period without regard to financing methods or capital structure. Adjusted EBITDA and Adjusted EBITA excludes amortization of intangible assets, stock-based compensation expense, acquisition and divestiture-related expenses, certain non-operating expenses, certain costs not anticipated to occur in future periods (if applicable in a particular period), gains or losses on disposal of assets, the Company’s obligations for the payment of income taxes, interest expense, and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Additionally, Adjusted EBITDA excludes depreciation and accretion expense. Depreciation and accretion expense and amortization of intangible assets are excluded as these amounts can vary substantially from company to company within the Company’s industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired.

Adjusted EBITDA and Adjusted EBITA, as defined by the Company, are non-GAAP financial measures provided as a complement to results prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures reported by other companies. In evaluating the Company’s performance as measured by Adjusted EBITDA and Adjusted EBITA, management recognizes and considers the limitations of these measurements. Accordingly, Adjusted EBITDA and Adjusted EBITA are only two of the measurements that management utilizes. Therefore, Adjusted EBITDA and Adjusted EBITA should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, or financing activities, or other income or cash flow measures prepared in accordance with U.S. GAAP.

Below is a reconciliation of Net income attributable to controlling interests and available to common stockholders to EBITDA and Adjusted EBITA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Net income attributable to controlling interests and available to common stockholders	$27,490	$22,009	$63,022	$52,239
Adjustments:
Interest expense, net	4,269	5,033	13,227	14,496
Amortization of deferred financing costs and note discount	2,872	2,859	8,636	8,455
Income tax expense	8,388	12,629	26,204	29,837
Depreciation and accretion expense	23,308	22,127	69,085	64,142
Amortization of intangible assets	9,175	10,048	28,129	29,040
EBITDA	$75,502	$74,705	$208,303	$198,209
Add back:
Loss (gain) on disposal of assets	469	(12,139)	(475)	(12,425)
Other expense (1)	360	1,067	748	2,882
Noncontrolling interests (2)	(15)	(336)	(50)	(1,047)
Stock-based compensation expense (3)	6,642	5,147	15,780	14,360
Acquisition and divestiture-related expenses (4)	2,680	13,289	4,938	21,207
Redomicile-related expenses (5)	951	—	12,201	—
Adjusted EBITDA	$86,589	$81,733	$241,445	$223,186
Less:
Depreciation and accretion expense (6)	23,301	22,014	69,063	63,767
Adjusted EBITA	$63,288	$59,719	$172,382	$159,419

(1)	Includes foreign currency translation gains or losses and other non-operating costs.
(2)

Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of its Mexico subsidiary. In December 2015, the Company increased its ownership interest in its Mexico subsidiary from 51.0% to 95.7%.

(3)

For the three and nine months ended September 30, 2015, amounts exclude a portion of the expenses incurred by the Company’s Mexico subsidiary to account for the amounts allocable to the noncontrolling interest stockholders. The Company’s Mexico subsidiary recognized no stock-based compensation expense for the three and nine months ended September 30, 2016.

(4)	Acquisition and divestiture-related expenses include costs incurred for professional and legal fees and certain other transition and integration-related costs.
(5)	Expenses associated with the Company’s redomicile of its parent company to the U.K., which was completed on July 1, 2016.
(6)

Amounts exclude a portion of the expenses incurred by the Company’s Mexico subsidiary to account for the amounts allocable to the noncontrolling interest stockholders. In December 2015, the Company increased its ownership interest in its Mexico subsidiary.

The following tables reflect certain financial information for each of the Company’s reporting segments for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30, 2016
	North America	Europe	Corporate & Other	Eliminations	Total
	(In thousands)
Revenue from external customers	$226,961	$95,185	$6,188	$—	$328,334
Intersegment revenues	—	378	6,079	(6,457)	—
Cost of revenues	146,786	58,907	8,954	(6,457)	208,190
Selling, general, and administrative expenses	14,504	8,437	17,253	—	40,194
Redomicile-related expenses	—	77	874	—	951
Acquisition and divestiture-related expenses	612	378	1,690	—	2,680
Loss (gain) on disposal of assets	510	(41)	—	—	469

Adjusted EBITDA	65,661	28,219	(7,285)	(6)	86,589

Depreciation and accretion expense	12,341	9,148	1,819	—	23,308
Adjusted EBITA	53,323	19,071	(9,112)	6	63,288

Capital expenditures (1)	$17,843	$18,098	$538	$—	$36,479

	Three Months Ended September 30, 2015
	North America	Europe	Corporate & Other	Eliminations	Total
	(In thousands)
Revenue from external customers	$207,362	$98,652	$5,336	$—	$311,350
Intersegment revenues	—	361	6,059	(6,420)	—
Cost of revenues	132,310	65,309	7,835	(6,420)	199,034
Selling, general, and administrative expenses	14,979	8,050	12,730	—	35,759
Acquisition and divestiture-related expenses	732	12,073	484	—	13,289
Loss (gain) on disposal of assets	571	(12,709)	(1)	—	(12,139)

Adjusted EBITDA	60,055	25,647	(4,012)	43	81,733

Depreciation and accretion expense	11,837	8,824	1,466	—	22,127
Adjusted EBITA	48,218	16,822	(5,534)	213	59,719

Capital expenditures (1)	$37,085	$10,245	$129	$—	$47,459

	Nine Months Ended September 30, 2016
	North America	Europe	Corporate & Other	Eliminations	Total
	(In thousands)
Revenue from external customers	$657,520	$279,616	$18,406	$—	$955,542
Intersegment revenues	—	1,042	17,663	(18,705)	—
Cost of revenues	428,557	178,556	25,985	(18,705)	614,393
Selling, general, and administrative expenses	44,753	26,542	44,210	—	115,505
Redomicile-related expenses	—	89	12,112	—	12,201
Acquisition and divestiture-related expenses	1,447	1,299	2,192	—	4,938
Loss (gain) on disposal of assets	1,266	(1,741)	—	—	(475)

Adjusted EBITDA	184,214	75,565	(18,343)	9	241,445

Depreciation and accretion expense	36,343	27,605	5,137	—	69,085
Adjusted EBITA	147,870	47,960	(23,478)	30	172,382

Capital expenditures (1)	$37,353	$37,532	$1,165	$—	$76,050

	Nine Months Ended September 30, 2015
	North America	Europe	Corporate & Other	Eliminations	Total
	(In thousands)
Revenue from external customers	$607,797	$283,864	$5,336	$—	$896,997
Intersegment revenues	—	1,069	16,321	(17,390)	—
Cost of revenues	389,723	198,159	16,884	(17,390)	587,376
Selling, general, and administrative expenses	44,387	23,927	32,515	—	100,829
Acquisition and divestiture-related expenses	3,860	16,802	545	—	21,207
Loss (gain) on disposal of assets	1,854	(14,278)	(1)	—	(12,425)

Adjusted EBITDA	173,719	62,846	(13,401)	22	223,186

Depreciation and accretion expense	35,239	25,759	3,144	—	64,142
Adjusted EBITA	138,480	37,086	(16,544)	397	159,419

Capital expenditures (1)	$68,274	$35,474	$129	$—	$103,877

(1)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and other intangible assets. Additionally, capital expenditure amounts for Mexico (included in the North America segment) are reflected gross of any noncontrolling interest amounts.

Identifiable Assets

	September 30, 2016	December 31, 2015
	(In thousands)
North America	$876,272	$870,445
Europe	365,201	382,920
Corporate & Other	71,653	66,570
Total	$1,313,126	$1,319,935

(16) Supplemental Guarantor Financial Information

Prior to the Redomicile Transaction, the 2022 Notes were fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by certain wholly-owned subsidiaries of Cardtronics Delaware. On July 1, 2016, Cardtronics plc and certain of its subsidiaries became Guarantors of the 2022 Notes pursuant to the Senior Notes Supplemental Indenture entered into in conjunction with the Redomicile Transaction. As of September 30, 2016, the 2022 Notes were fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by Cardtronics plc and these subsidiaries (including the original Cardtronics Delaware subsidiary Guarantors). Cardtronics Delaware, the subsidiary issuer of the 2022 Notes is 100% owned by Cardtronics plc, the parent Guarantor.

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

The following information sets forth the Condensed Consolidating Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, the Condensed Consolidating Balance Sheets as of September 30, 2016, and the Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2016 and 2015 of: (i) Cardtronics plc, the parent Guarantor (“Parent”), as of September 30, 2016, (ii) Cardtronics Delaware (“Issuer”), (iii) the Guarantors, and (iv) the Non-Guarantors:

Condensed Consolidating Statements of Comprehensive Income

	Three Months Ended September 30, 2016
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$229,126	$105,711	$(6,503)	$328,334
Operating costs and expenses	9,085	336	193,789	88,260	(6,503)	284,967
(Loss) income from operations	(9,085)	(336)	35,337	17,451	—	43,367
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	6,306	14,818	(13,983)	—	7,141
Equity in earnings of subsidiaries	(35,950)	(18,890)	(10,549)	—	65,389	—
Other (income) expense	(4)	69	(598)	925	(32)	360
Income before income taxes	26,869	12,179	31,666	30,509	(65,357)	35,866
Income tax (benefit) expense	(609)	(6,686)	12,580	3,103	—	8,388
Net income	27,478	18,865	19,086	27,406	(65,357)	27,478
Net loss attributable to noncontrolling interests	—	—	—	—	(12)	(12)
Net income attributable to controlling interests and available to common stockholders	27,478	18,865	19,086	27,406	(65,345)	27,490
Other comprehensive income (loss) attributable to controlling interests	1,510	(16,012)	(16,690)	(27,645)	60,334	1,497
Comprehensive income (loss) attributable to controlling interests	$28,988	$2,853	$2,396	$(239)	$(5,011)	$28,987

	Three Months Ended September 30, 2015
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$205,150	$109,207	$(3,007)	$311,350
Operating costs and expenses	—	4,862	172,564	93,699	(3,007)	268,118
(Loss) income from operations	—	(4,862)	32,586	15,508	—	43,232
Interest expense, net, including amortization of deferred financing costs and note discount	—	6,042	1,470	380	—	7,892
Equity in earnings of subsidiaries	—	(31,261)	(7,264)	—	38,525	—
Other (income) expense	—	(1,235)	(963)	3,265	—	1,067
Income before income taxes	—	21,592	39,343	11,863	(38,525)	34,273
Income tax (benefit) expense	—	(52)	9,891	2,790	—	12,629
Net income	—	21,644	29,452	9,073	(38,525)	21,644
Net loss attributable to noncontrolling interests	—	—	—	—	(365)	(365)
Net income attributable to controlling interests and available to common stockholders	—	21,644	29,452	9,073	(38,160)	22,009
Other comprehensive loss attributable to controlling interests	—	(22,555)	(7,158)	(13,680)	20,839	(22,554)
Comprehensive (loss) income attributable to controlling interests	$—	$(911)	$22,294	$(4,607)	$(17,321)	$(545)

	Nine Months Ended September 30, 2016
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$663,998	$310,344	$(18,800)	$955,542
Operating costs and expenses	9,085	14,394	572,241	266,856	(18,800)	843,776
(Loss) income from operations	(9,085)	(14,394)	91,757	43,488	—	111,766
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	19,153	15,605	(12,895)	—	21,863
Equity in earnings of subsidiaries	(71,423)	(70,923)	(28,897)	—	171,243	—
Other (income) expense	(4)	(5)	(2,622)	3,426	(47)	748
Income before income taxes	62,342	37,381	107,671	52,957	(171,196)	89,155
Income tax (benefit) expense	(609)	(17,151)	36,690	7,274	—	26,204
Net income	62,951	54,532	70,981	45,683	(171,196)	62,951
Net loss attributable to noncontrolling interests	—	—	—	—	(71)	(71)
Net income attributable to controlling interests and available to common stockholders	62,951	54,532	70,981	45,683	(171,125)	63,022
Other comprehensive loss attributable to controlling interests	(38,353)	(4,744)	(9,215)	(5,834)	19,721	(38,425)
Comprehensive income attributable to controlling interests	$24,598	$49,788	$61,766	$39,849	$(151,404)	$24,597

	Nine Months Ended September 30, 2015
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$590,533	$314,777	$(8,313)	$896,997
Operating costs and expenses	—	14,062	497,229	287,191	(8,313)	790,169
(Loss) income from operations	—	(14,062)	93,304	27,586	—	106,828
Interest expense, net, including amortization of deferred financing costs and note discount	—	16,327	4,863	1,761	—	22,951
Equity in earnings of subsidiaries	—	(68,831)	(10,630)	—	79,461	—
Other (income) expense	—	(313)	(2,594)	5,789	—	2,882
Income before income taxes	—	38,755	101,665	20,036	(79,461)	80,995
Income tax (benefit) expense	—	(12,403)	37,706	4,534	—	29,837
Net income	—	51,158	63,959	15,502	(79,461)	51,158
Net loss attributable to noncontrolling interests	—	—	—	—	(1,081)	(1,081)
Net income attributable to controlling interests and available to common stockholders	—	51,158	63,959	15,502	(78,380)	52,239
Other comprehensive (loss) income attributable to controlling interests	—	(9,063)	1,300	(2,425)	1,124	(9,064)
Comprehensive income attributable to controlling interests	$—	$42,095	$65,259	$13,077	$(77,256)	$43,175

Condensed Consolidating Balance Sheets

	As of September 30, 2016
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$—	$7	$28,504	$31,010	$—	$59,521
Accounts and notes receivable, net	—	—	47,540	25,600	—	73,140
Other current assets	—	440	31,540	79,012	—	110,992
Total current assets	—	447	107,584	135,622	—	243,653
Property and equipment, net	—	—	240,834	133,986	—	374,820
Intangible assets, net	—	—	92,045	36,698	—	128,743
Goodwill	—	—	449,658	87,676	—	537,334
Investments in and advances to subsidiaries	408,993	850,682	643,441	—	(1,903,116)	—
Intercompany receivable	447	171,578	122,563	64,950	(359,538)	—
Deferred tax asset, net	610	—	347	7,655	—	8,612
Prepaid expenses, deferred costs, and other noncurrent assets	—	502	7,093	12,369	—	19,964
Total assets	$410,050	$1,023,209	$1,663,565	$478,956	$(2,262,654)	$1,313,126
Liabilities and Stockholders' Equity
Current portion of other long-term liabilities	—	—	26,144	6,826	—	32,970
Accounts payable and accrued liabilities	—	12,451	184,379	83,059	—	279,889
Total current liabilities	—	12,451	210,523	89,885	—	312,859
Long-term debt	—	485,647	—	—	—	485,647
Intercompany payable	3,422	81,210	128,267	146,639	(359,538)	—
Asset retirement obligations	—	—	22,258	24,938	—	47,196
Deferred tax liability, net	—	—	11,538	1,550	—	13,088
Other long-term liabilities	—	502	38,321	8,885	—	47,708
Total liabilities	3,422	579,810	410,907	271,897	(359,538)	906,498
Stockholders' equity	406,628	443,399	1,252,658	207,059	(1,903,116)	406,628
Total liabilities and stockholders' equity	$410,050	$1,023,209	$1,663,565	$478,956	$(2,262,654)	$1,313,126

	As of December 31, 2015
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$—	$782	$6,200	$19,315	$—	$26,297
Accounts and notes receivable, net	—	—	36,961	35,048	—	72,009
Current portion of deferred tax asset, net	—	—	16,169	131	—	16,300
Other current assets	—	1,878	47,398	49,642	—	98,918
Total current assets	—	2,660	106,728	104,136	—	213,524
Property and equipment, net	—	—	231,970	143,518	—	375,488
Intangible assets, net	—	1,396	106,863	42,521	—	150,780
Goodwill	—	—	449,658	99,278	—	548,936
Investments in and advances to subsidiaries	—	628,651	284,153	—	(912,804)	—
Intercompany receivable	—	407,697	197,277	6,217	(611,191)	—
Deferred tax asset, net	—	—	—	11,950	—	11,950
Prepaid expenses, deferred costs, and other noncurrent assets	—	200	6,611	12,446	—	19,257
Total assets	$—	$1,040,604	$1,383,260	$420,066	$(1,523,995)	$1,319,935
Liabilities and Stockholders' Equity						—
Current portion of other long-term liabilities	—	—	29,965	2,767	—	32,732
Accounts payable and accrued liabilities	—	12,109	152,012	80,787	—	244,908
Total current liabilities	—	12,109	181,977	83,554	—	277,640
Long-term debt	—	548,496	—	19,835	—	568,331
Intercompany payable	—	110,006	236,283	264,902	(611,191)	—
Asset retirement obligations	—	—	25,360	26,325	—	51,685
Deferred tax liability, net	—	—	19,884	1,945	—	21,829
Other long-term liabilities	—	200	28,751	1,706	—	30,657
Total liabilities	—	670,811	492,255	398,267	(611,191)	950,142
Stockholders' equity	—	369,793	891,005	21,799	(912,804)	369,793
Total liabilities and stockholders' equity	$—	$1,040,604	$1,383,260	$420,066	$(1,523,995)	$1,319,935

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2016
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(1,114)	$75,563	$70,451	$69,031	$—	$213,931
Additions to property and equipment	—	—	(33,603)	(42,447)	—	(76,050)
Acquisitions, net of cash acquired	—	—	(14,544)	(5,157)	—	(19,701)
Proceeds from sale of assets and businesses	—	—	—	9,348	—	9,348
Net cash used in investing activities	—	—	(48,147)	(38,256)	—	(86,403)
Proceeds from borrowings under revolving credit facility	—	221,268	—	—	—	221,268
Repayments of borrowings under revolving credit facility	—	(311,361)	—	—	—	(311,361)
Repayments of intercompany notes payable	—	17,911	—	(17,911)	—	—
Proceeds from exercises of stock options	433	146	—	—	—	579
Additional tax benefit (expense) related to stock-based compensation	681	(343)	—	—	—	338
Repurchase of capital stock	—	(3,959)	—	—	—	(3,959)
Net cash provided by (used in) financing activities	1,114	(76,338)	—	(17,911)	—	(93,135)
Effect of exchange rate changes on cash	—	—	—	(1,169)	—	(1,169)
Net (decrease) increase in cash and cash equivalents	—	(775)	22,304	11,695	—	33,224
Cash and cash equivalents as of beginning of period	—	782	6,200	19,315	—	26,297
Cash and cash equivalents as of end of period	$—	$7	$28,504	$31,010	$—	$59,521

	Nine Months Ended September 30, 2015
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$—	$(61,118)	$138,448	$69,782	$—	$147,112
Additions to property and equipment	—	—	(64,411)	(39,466)	—	(103,877)
Acquisitions, net of cash acquired	—	—	(80,504)	(23,370)	—	(103,874)
Proceeds from sale of assets and businesses	—	—	—	36,661	—	36,661
Net cash used in investing activities	—	—	(144,915)	(26,175)	—	(171,090)
Proceeds from borrowings under revolving credit facility	—	312,500	—	27,750	—	340,250
Repayments of borrowings under revolving credit facility	—	(324,186)	—	(30)	—	(324,216)
Repayments of intercompany notes payable	—	75,545	(750)	(74,795)	—	—
Proceeds from exercises of stock options	—	586	—	—	—	586
Additional tax benefit related to stock-based compensation	—	1,287	—	—	—	1,287
Repurchase of capital stock	—	(4,610)	—	—	—	(4,610)
Net cash provided by (used in) financing activities	—	61,122	(750)	(47,075)	—	13,297
Effect of exchange rate changes on cash	—	—	—	(2,711)	—	(2,711)
Net increase (decrease) in cash and cash equivalents	—	4	(7,217)	(6,179)	—	(13,392)
Cash and cash equivalents as of beginning of period	—	—	9,391	22,484	—	31,875
Cash and cash equivalents as of end of period	$—	$4	$2,174	$16,305	$—	$18,483

(17) Concentration Risk

Significant Customers. 7-Eleven, Inc. (“7-Eleven”) in the U.S. represents the largest merchant customer in the Company’s portfolio, and comprised approximately 18% and 17.5% of the Company’s pro forma total revenues for the years ended December 31, 2015 and 2014, respectively. In July 2015, the Company received notification from 7-Eleven that they do not intend on renewing the ATM placement agreement with the Company upon expiration. The existing agreement between the Company and 7-Eleven remains in effect until July 2017, and calls for a transition period that, at 7-Eleven’s request, could extend the Company’s contract in part for up to six months.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

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

Also in March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718, Compensation - Stock Compensation. ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 updates the following specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon or insignificant rate debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact the standard will have on its consolidated Statement of Cash Flows.

See Note 1. General and Basis of Presentation - (b) Basis of Presentation for a discussion of the ASUs adopted in the nine months ended September 30, 2016.

(19) Subsequent Event

On October 3, 2016, the Company announced that it had entered into a definitive agreement to acquire DirectCash Payments Inc.  (“DCPayments”) for approximately CAD$605 million (approximately $460 million), including the amounts needed to repay the estimated outstanding indebtedness of DCPayments, excluding any associated transaction-related costs. DCPayments is a leading global ATM services provider with approximately 25,000 ATMs located in Australia, Canada, the U.K., Mexico, and New Zealand. Subject to satisfaction of certain closing conditions, including the approval of the DCPayments shareholders, and court approval, as required by applicable law, the transaction is expected to close early in the first quarter of 2017. The Company is currently assessing options for financing the acquisition and has secured commitments from financial institutions in its existing revolving credit facility to provide the borrowing capacity needed to complete the acquisition.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q (this “Form 10-Q”) may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “project,” “believe,” “estimate,” “expect,” “future,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that are anticipated. All comments concerning our expectations for future revenues and operating results are based on our estimates for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and present expectations or projections. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include:

•	our financial outlook and the financial outlook of the ATM industry and the continued usage of cash by consumers at rates near historical patterns;
•	our ability to respond to recent and future network and regulatory changes, including requirements surrounding Europay, MasterCard, and Visa (“EMV”) security standards;
•	our ability to renew our existing customer relationships on comparable economic terms and add new customers;
•	our ability to pursue, complete, and successfully integrate acquisitions, including the acquisition of DirectCash Payments Inc.;
•	changes in interest rates and foreign currency rates;
•	our ability to successfully manage our existing international operations and to continue to expand internationally;
•	our ability to manage concentration risks with key customers, vendors, and service providers;
•	our ability to prevent thefts of cash;
•	our ability to manage cybersecurity risks and prevent data breaches;
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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, see: (i) Part II. Other Information, Item 1A. Risk Factors in this Form 10-Q, (ii) Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015 (as amended, the “2015 Form 10‑K”), and (iii) the information set forth under Risk Factors in our Proxy Statement, dated May 19, 2016. Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics plc provides convenient automated consumer financial services through its network of automated teller machines (“ATMs”) and multi-function financial services kiosks. As of September 30, 2016, we were the world’s largest ATM owner/operator, providing services to over 200,000 ATMs throughout the United States (the “U.S.”) (including the U.S. territory of Puerto Rico), the United Kingdom (the “U.K.”), Ireland, Germany, Poland, Spain, Canada, and Mexico. In the U.S., certain of our ATMs are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other consumer financial services including bill payments, check cashing, remote deposit capture (which is deposit-taking at ATMs using electronic imaging), and money transfers. Included in the number of ATMs in our network as of September 30, 2016 there are approximately 124,000 ATMs to which we provided processing only services or various forms of managed services solutions. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.

Through our network, we provide ATM management and equipment-related services (typically under multi-year contracts) to large retail merchants of varying sizes, as well as smaller retailers and operators of facilities such as shopping malls, airports, and train stations. In doing so, we provide our retail partners with a compelling automated financial services solution that helps attract and retain customers, and in turn, increases the likelihood that our ATMs will be utilized. We also own and operate an electronic funds transfer (“EFT”) transaction processing platform that provides transaction processing services to our network of ATMs and financial services kiosks, as well as other ATMs under managed services arrangements.

We also own and operate the Allpoint network (“Allpoint”), the largest surcharge-free ATM network (based on the number of participating ATMs). Allpoint, with approximately 55,000 participating ATMs, provides surcharge-free ATM access to over 1,300 participating banks, credit unions, and prepaid card providers. For participants, Allpoint provides scale and density of free ATMs. In exchange, Allpoint earns either a fixed monthly fee per cardholder or a set fee per transaction that is paid by participants. The Allpoint network includes a majority of our ATMs in the U.S. and a portion of our ATMs in the U.K., Canada, Puerto Rico, and Mexico. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

On July 1, 2016, the location of incorporation of the parent company of the Cardtronics group of companies was changed from Delaware to the U.K. See the Recent Events and Trends – Redomicile to the U.K section below.

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

We have completed several acquisitions in the last five years, including, but not limited to: (i) eight domestic ATM operators, expanding our fleet in both multi-unit regional retail chains and individual merchant ATM locations in the U.S., (ii) two Canadian ATM operators which allowed us to enter into and expand our international presence in Canada, (iii) Cardpoint Limited in August 2013, which further expanded our U.K. ATM operations and allowed us to enter into the German market, (iv) Sunwin Services Group (“Sunwin”) in November of 2014, which further expanded our cash-in-transit and maintenance servicing capabilities in the U.K. and allowed us to acquire and operate ATMs located at the Co-operative Food stores, and (v) other less significant ATM asset and contract acquisitions. In addition to these ATM acquisitions, we have also made strategic acquisitions including: (i) LocatorSearch in August 2011, a domestic leading provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate, and convenient ATM location based on the service they seek, (ii) i-design group plc in March 2013, a Scotland-based provider and developer of marketing and advertising software and services for ATM operators, and (iii) Columbus Data Services, L.L.C. (“CDS”) in July 2015, a leading independent transaction processor for ATM deployers and payment card issuers, providing solutions to ATM sales and service organizations and financial institutions.

While we will continue to explore potential acquisition opportunities in the future as a way to grow our business, we also expect to continue expanding our ATM footprint organically, and launch new products and services that will allow us to further leverage our existing ATM and financial services kiosk network. We see opportunities to expand our operations through the following efforts:

•	increasing the number of deployed ATMs with existing and new merchant relationships;
•	expanding our relationships with leading financial institutions;
•	working with financial institutions and card issuers to further leverage our extensive ATM and financial services kiosk network;
•	increasing transaction volume at our existing locations;
•	developing and providing additional services at our existing ATMs;
•	pursuing additional managed services opportunities; and
•	pursuing international growth opportunities.

For additional discussion of each of the strategic points above, see Part I. Item1. Business - Our Strategy in our 2015 Form 10-K.

Recent Events and Trends

Over the last several years, we have grown our business through a combination of organic growth and acquisitions. During the first nine months of 2016, total revenues, on a constant-currency basis, grew by 9.8% over the prior year, comprised of 6.5% organic or internal growth and 3.3% growth from acquisitions.

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

In 2014, we received notice from one of our largest bank-branding partners, JPMorgan Chase & Co (“Chase”), of their intention not to renew or extend a number of ATM branding contracts with us. While this action had a moderately negative impact on 2015 results, we do not believe that it will have a long-term adverse impact on our financial results or our ability to continue offering bank-branding solutions to financial institutions. We have reached agreements with several financial institutions and are in advanced discussions with multiple other financial institutions to replace the branding on a significant number of the ATMs previously branded by Chase.

Total same-store cash withdrawal transactions conducted on our U.S. ATMs, inclusive of the locations previously branded by Chase, decreased for the three months ended September 30, 2016 by approximately 1% compared to the same period in the prior year. The decline was due to a number of our ATMs having the Chase brand removed during 2015 and

2016. This debranding activity caused a shift in consumer behavior at some of our ATMs, as ATMs that were previously free-to-use to Chase cardholders, now charge convenience fees to those cardholders. Chase may also charge its customers an out of network fee, making the ATM less attractive for Chase cardholders to use them. As we are able to partially offset the lost branding revenues from Chase with surcharge fees to their customers, our U.S. same-store revenues were up approximately 2% during the three months ended September 30, 2016.

Excluding locations that were impacted by the Chase debranding activity, the remainder of our U.S. ATM fleet produced same-store withdrawals that were up approximately 1% for the three months ended September 30, 2016. Our comparable same-store revenues for our U.S. ATMs were up approximately 3% for the three months ended September 30, 2016, driven by new branding of certain locations, incremental Allpoint related revenues, and surcharge rate increases at certain locations. Excluding ATM locations that have been recently debranded, we expect an approximately flat withdrawal transaction growth rate on a same-store basis on our domestic ATMs in the near-term.

In July 2015, we received notification from 7-Eleven Inc. (“7-Eleven”) that they do not intend on renewing their ATM placement agreement in the U.S. with us upon expiration of the agreement in July 2017. 7-Eleven announced that it has selected a related entity of 7-Eleven’s parent company as its next ATM provider. 7-Eleven in the U.S. represents the single largest merchant customer in our portfolio, and comprised approximately 18% of our pro forma total revenue for the year ended December 31, 2015. Our existing agreement with 7-Eleven remains in effect until July 2017. At this time, we do not expect a significant change in our revenues and earnings associated with this contract through July 2017 as a result of this notification; however, we do expect that our revenue and earnings growth will be lower during the latter part of 2017 as we remove our ATMs from 7-Eleven stores in the U.S. We are currently in discussions with 7-Eleven to manage the transition.

Withdrawal Transaction and Revenue Trends - U.K. In recent periods, we have installed more free-to-use ATMs as compared to surcharging pay-to-use ATMs in the U.K., which is our largest operation in Europe. This is due in part to adding major corporate customers who tend to operate primarily in high traffic locations where free-to-use ATMs are more prevalent. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the significantly higher volume of transactions conducted on free-to-use machines have generally translated into higher overall revenues. Our same-store withdrawal transactions were up approximately 3% for the three months ended September 30, 2016. The most recent quarter was above our recent experience rate of flat to down 2% and was positively impacted by a higher uptime compared to the year ago period in which we were transitioning service on a large number of our ATMs. In the quarter ended September 30, 2016, our organic revenue growth rate in the U.K. was over 10% on a constant-currency basis, as we benefited from the same-store transaction growth rate and have been able to secure several ATM placement agreements with new and existing relationships. We also benefited from a higher interchange rate compared to 2015. Additionally, through our significant operating scale in this market, we have been able to grow our profit margins with the additional revenues from the expanded ATM estate.

Europay, MasterCard, Visa (“EMV”) Standard in the U.S. The EMV standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “chip cards.” MasterCard Inc. (“MasterCard”) announced plans for a liability shift from the issuers of these cards to the party that has not made the investment in EMV equipment (acquirer) on various dates. Similarly, Visa Inc.’s (“Visa”) liability shift will occur in October 2017 for all transaction types in the U.S. relative to U.S. or international EMV-issued cards. Under these liability shifts, transactions may still occur on a non-EMV-compliant ATM, but the operator of that ATM would be liable for any fraudulent transactions. MasterCard’s liability shift on International Maestro (“Maestro”) transactions occurred in April 2013, and as a result of this liability shift we have not experienced a significant financial or operational impact on our business or results. Maestro transactions currently comprise less than 1% of our U.S. transaction volume. However, as of the Maestro liability shift date of April 2013, we implemented additional fraud monitoring methods to minimize fraud losses and have seen minimal fraud losses from Maestro transactions in the U.S. MasterCard’s liability shift for U.S. ATM transactions on EMV-issued cards occurred on October 21, 2016. At this time, neither MasterCard nor Visa are requiring mandatory upgrades to ATM equipment; however, all of our recent ATM deployments have been ATMs that are EMV-ready. Presently, we are in the process of upgrading our U.S. ATM fleet to be EMV-compliant and our current plan will result in the majority of our Company-owned ATMs becoming EMV-compliant in early 2017. Due to the significant operational challenges of enabling EMV and hardware and software enhancements across our remaining non-EMV compliant U.S. ATM fleet, which comprises many types and models of ATMs, along with potential compatibility issues with various software and processing platforms, we could experience increased downtime in our U.S. ATM fleet through early 2017. As a result of this potential downtime, we could suffer lost revenues or incur penalties with certain of our contracts. Additionally, we may incur increased charges from networks associated with actual or potentially fraudulent transactions and/or incur additional administrative overhead costs to support the handling of an increased volume of disputed transactions. We may also experience a higher rate of unit count or transaction attrition for our merchant-owned ATMs and ATMs for which we process transactions, as we may elect to disable certain ATMs or certain transaction types for merchant-owned ATMs that are not EMV-enabled in the future. We are currently offering programs to make EMV upgrades attractive to merchants that own their ATMs. We continue to invest in technology and processes to prevent and detect fraudulent transactions across our network. However, no system or process can eliminate the risk of fraud and still maintain transaction volumes comparable to recent levels.

Capital Investments. We anticipate an elevated level of capital investment through early 2017 to support the EMV requirements discussed above and other factors discussed in greater detail below. The higher levels of capital spending in 2016 are being driven by the EMV requirements, coupled with other factors including: (i) our strategic initiatives to enhance the consumer experience at our ATMs and drive transaction growth, (ii) increased demand from merchants and financial institutions for multi-function ATMs, (iii) competition for new merchant and customer contracts, (iv) a significant number of long-term renewals of existing merchant contracts, (v) certain software and hardware enhancements required to facilitate our strategic initiatives, enhance security, and to continue running supported versions, and (vi) other compliance related matters. As a result of the increased capital investments being planned, we are working to optimize our existing assets, but it is possible that as a result of this activity, we could incur some asset write-offs or impairments and increased depreciation expense.

Financial Regulatory Reform in the U.K. and the European Union. In March 2013, the U.K. Treasury department issued a formal recommendation to further regulate the U.K. payments industry, including LINK, the nation’s formal ATM scheme. In October 2013, the U.K. government responded by establishing the new Payment Systems Regulator (“PSR”) to oversee payment systems operating in the U.K. and its participants. The PSR went live in April 2015, and to date, there has been no significant immediate financial or operational impact.

U.K. Planned Exit from the European Union (“Brexit”). On June 23, 2016, the U.K. voted to leave the European Union. The U.K. Government has since made public its intention to commence formal exit proceedings by triggering Article 50 of the Treaty of the European Union no later than March 21, 2017. Prior to the referendum, we considered how both potential outcomes of the Brexit vote might impact our decision to redomicile to the U.K. and determined that, regardless of the Brexit result, the decision would be in the best interests of our shareholders. One impact, however, of the Brexit vote has been a substantial devaluation of the British pound relative to the U.S. dollar. As a result, our reported financial results have been adversely impacted during the quarter ended September 30, 2016. We expect this devaluation to remain and impact us at least through to the end of 2016.

Redomicile to the U.K. On July 1, 2016, the location of incorporation of the parent company of the Cardtronics group of companies was changed from Delaware to the U.K., whereby Cardtronics plc, a public limited company organized under English law (“Cardtronics plc”), became the new publicly traded corporate parent of the Cardtronics group of companies following the completion of the merger between Cardtronics, Inc., a Delaware corporation (“Cardtronics Delaware”), and one of its subsidiaries (the “Merger”). The Merger was completed pursuant to the Agreement and Plan of Merger, dated April 27, 2016, the adoption of which was approved by Cardtronics Delaware’s stockholders on June 28, 2016 (collectively, the “Redomicile Transaction”).

Pursuant to the Redomicile Transaction, each issued and outstanding share of Cardtronics Delaware common stock held immediately prior to the Merger was effectively converted into one Class A Ordinary Share, nominal value $0.01 per share, of Cardtronics plc (collectively, “Ordinary Shares”). Upon completion, the Ordinary Shares were listed and began trading on The NASDAQ Stock Market LLC under the symbol “CATM,” the same symbol under which shares of Cardtronics Delaware common stock were formerly listed and traded. Likewise, equity plans and/or awards granted thereunder were assumed by Cardtronics plc and amended to provide that those plans and/or awards will now provide for the award and issuance of Ordinary Shares. Furthermore, all shares of Cardtronics Delaware treasury stock were cancelled in the Redomicile Transaction.

Any references to “the Company,” “us,” or “we,” or any similar references relating to periods before the Redomicile Transaction shall be construed as references to Cardtronics Delaware being the previous parent company of the Cardtronics group of companies. The Redomicile Transaction was accounted for as an internal reorganization of entities under common control, and therefore, Cardtronics Delaware’s assets and liabilities have been accounted for at their historical cost basis and not revalued in the transaction. The Redomicile Transaction is discussed in more detail in Item 1. Financial Statements, Note 3. Stock-Based Compensation, Note 5. Stockholders’ Equity, Note 8. Long-Term Debt, and Note 16. Supplemental Guarantor Financial Information.

In conjunction with the redomicile to the U.K., we realized a lower tax rate in the three months ended September 30, 2016 and expect a lower overall effective tax rate for the remaining months of 2016 compared to the prior year. Due to a number of factors including the mix of earnings across jurisdictions, post-redomicile structuring, regulations recently finalized by the U.S. Treasury, and other factors, we expect some volatility in the effective tax rate in the next few periods.

New Currency Designs in the U.K. Polymer notes were introduced by the Bank of England in 2016 and will be further circulated through 2020. The introduction of these new currency designs have required upgrades to software and physical device components on our ATMs in the U.K. Upgrades will continue into 2017 and may result in some limited downtime for the ATMs requiring upgrades. However, at this time, we have not experienced and do not anticipate any material adverse financial or operational impact as a result of the new requirements to handle these new notes.

Acquisitions. On July 1, 2015, we completed the acquisition of CDS for a total purchase price of $80.6 million. CDS is a leading independent transaction processor for ATM deployers and payment card issuers, providing solutions to ATM sales and service organizations and financial institutions.

On April 13, 2016, we completed the acquisition of a 2,600 location ATM portfolio in the U.S. whereby we acquired ATMs and operating contracts with merchants at various retail locations. This acquisition was affected through multiple closings taking place primarily in April of 2016. The total cash purchase price of approximately $13.8 million was paid in installments corresponding to each close.

On October 3, 2016, we announced that we had entered into a definitive agreement to acquire DirectCash Payments Inc. (“DCPayments”) for approximately CAD$605 million (approximately $460 million), including the amounts needed to repay the estimated outstanding indebtedness of DCPayments, excluding any associated transaction-related costs. DCPayments is a leading global ATM services provider with approximately 25,000 ATMs located in Australia, Canada, the U.K., Mexico, and New Zealand. Subject to satisfaction of certain closing conditions, including the approval of the DCPayments shareholders, and court approval, as required by applicable law, the transaction is expected to close early in the first quarter of 2017. We are currently assessing options for financing the acquisition and have secured commitments from financial institutions in our existing revolving credit facility to provide the borrowing capacity needed to complete the acquisition.

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

Factors Impacting Comparability Between Periods

•

Foreign currency exchange rates. Our reported financial results are subject to fluctuations in foreign currency exchange rates. We estimate that the year-over-year strengthening in the U.S. dollar relative to the currencies in the foreign markets in which we operate caused our reported revenues to be lower by approximately $29.1 million, or 3.3%, for the nine months ended September 30, 2016. As the U.S. dollar has continued to generally gain strength relative to the foreign currencies where we operate our international businesses, and in particular against the British pound after the vote for the U.K. to leave the European Union, we expect that the remainder of our 2016 financial results will also be adversely impacted.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
ATM operating revenues	95.9%	95.3%	96.1%	93.9%
ATM product sales and other revenues	4.1	4.7	3.9	6.1
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets shown separately below) (1)	59.6	59.5	60.8	59.9
Cost of ATM product sales and other revenues	3.8	4.5	3.5	5.6
Total cost of revenues	63.4	63.9	64.3	65.5
Gross profit	36.6	36.1	35.7	34.5
Operating expenses:
Selling, general, and administrative expenses (2)	12.2	11.5	12.1	11.2
Redomicile-related expenses (3)	0.3	—	1.3	—
Acquisition and divestiture-related expenses	0.8	4.3	0.5	2.4
Depreciation and accretion expense	7.1	7.1	7.2	7.2
Amortization of intangible assets	2.8	3.2	2.9	3.2
Loss (gain) on disposal of assets	0.1	(3.9)	—	(1.4)
Total operating expenses	23.4	22.2	24.0	22.6
Income from operations	13.2	13.9	11.7	11.9
Other expense:
Interest expense, net	1.3	1.6	1.4	1.6
Amortization of deferred financing costs and note discount	0.9	0.9	0.9	0.9
Other expense	0.1	0.3	0.1	0.3
Total other expense	2.3	2.9	2.4	2.9
Income before income taxes	10.9	11.0	9.3	9.0
Income tax expense	2.6	4.1	2.7	3.3
Net income	8.4	7.0	6.6	5.7
Net loss attributable to noncontrolling interests	—	(0.1)	—	(0.1)
Net income attributable to controlling interests and available to common stockholders	8.4%	7.1%	6.6%	5.8%

(1)

Excludes effects of depreciation, accretion, and amortization of intangible assets of $27.1 million and $27.2 million for the three months ended September 30, 2016 and 2015, respectively, and $82.4 million and $77.8 million for the nine months ended September 30, 2016 and 2015, respectively. See Item 1. Financial Statements, Note 1. General and Basis of Presentation – (e) Cost of ATM Operating Revenues and Gross Profit Presentation. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 8.3% and 8.7% for the three months ended September 30, 2016 and 2015, respectively, and 8.6% and 8.7% for the nine months ended September 30, 2016 and 2015, respectively.

(2)

Includes stock-based compensation expense of $6.4 million and $4.9 million for the three months ended September 30, 2016 and 2015, respectively, and $15.1 million and $13.5 million for the nine months ended September 30, 2016 and 2015, respectively.

(3)	For the three and nine months ended September 30, 2016, we incurred $1.0 million and $12.2 million, respectively, in expenses associated with the Redomicile Transaction.

Key Operating Metrics

We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margin. The following table sets forth information regarding certain of these key measures for the periods indicated, including the effect of the acquisitions.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016		2015	2016		2015
Average number of transacting ATMs:
United States: Company-owned	43,216		38,510	41,366		38,310
United Kingdom and Ireland	16,540		15,582	16,151		14,762
Mexico	1,329		1,432	1,366		1,558
Canada	1,825		1,915	1,846		1,757
Germany and Poland	1,242		1,048	1,177		987
Subtotal	64,152		58,487	61,906		57,374
United States: Merchant-owned (1)	14,970		19,609	16,297		20,301
Average number of transacting ATMs – ATM operations	79,122		78,096	78,203		77,675

Managed Services and Processing:
United States: Managed services – Turnkey	1,911		2,201	2,078		2,185
United States: Managed services – Processing Plus and Processing operations	118,862		107,326	115,029		61,421
Canada: Managed services	1,761		1,120	1,659		1,011
Average number of transacting ATMs – Managed services and processing	122,534		110,647	118,766		64,617

Total average number of transacting ATMs	201,656		188,743	196,969		142,292

Total transactions (in thousands):
ATM operations	359,731		327,269	1,014,803		926,921
Managed services and processing, net	179,072		170,896	526,949		239,701
Total transactions	538,803		498,165	1,541,752		1,166,622

Cash withdrawal transactions (in thousands):
ATM operations	225,178		197,365	633,461		564,072

Per ATM per month amounts (excludes managed services and processing):		% Change			% Change
Cash withdrawal transactions	949	12.7%	842	900	11.5%	807

ATM operating revenues	$1,258	4.9%	$1,199	$1,235	7.1%	$1,153
Cost of ATM operating revenues (2)	784	4.1%	753	784	6.1%	739
ATM operating gross profit (2) (3)	$474	6.3%	$446	$451	8.9%	$414

ATM operating gross profit margin (2) (3)	37.7%		37.2%	36.5%		35.9%

(1)	Certain ATMs previously reported in this category are now included in the United States: Managed services - Processing Plus and Processing operations and United States: Company-owned categories.
(2)

Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is presented separately in our Consolidated Statements of Operations. See Item 1. Financial Statements, Note 1. General and Basis of Presentation - (e) Cost of ATM Operating Revenues and Gross Profit Presentation.

(3)	Revenues and expenses relating to managed services, processing, ATM equipment sales, and other ATM-related services are not included in this calculation.

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
North America
ATM operating revenues	$214,960	$197,733	8.7%	$625,716	$580,569	7.8%
ATM product sales and other revenues	12,001	9,629	24.6	31,804	27,228	16.8
North America total revenues	226,961	207,362	9.5	657,520	607,797	8.2
Europe
ATM operating revenues	94,154	94,218	(0.1)	276,452	257,549	7.3
ATM product sales and other revenues	1,409	4,795	(70.6)	4,206	27,384	(84.6)
Europe total revenues	95,563	99,013	(3.5)	280,658	284,933	(1.5)
Corporate & Other
ATM operating revenues	12,131	11,305	7.3	34,744	21,567	61.1
ATM product sales and other revenues	136	90	51.1	1,325	90	1,372.2
Corporate & Other total revenues	12,267	11,395	7.7	36,069	21,657	66.5

Eliminations	(6,457)	(6,420)	0.6	(18,705)	(17,390)	7.6

Total ATM operating revenues	314,788	296,836	6.0	918,207	842,295	9.0
Total ATM product sales and other revenues	13,546	14,514	(6.7)	37,335	54,702	(31.7)
Total revenues	$328,334	$311,350	5.5%	$955,542	$896,997	6.5%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

ATM operating revenues. ATM operating revenues during the three months ended September 30, 2016 increased $18.0 million, or 6.0%, from the three months ended September 30, 2015. The following table details, by segment, the changes in the various components of ATM operating revenues:

	Three Months Ended
	September 30,
	2016	2015	Change	% Change
	(In thousands)
North America
Surcharge revenues	$98,737	$91,314	$7,423	8.1%
Interchange revenues	53,818	48,349	5,469	11.3
Bank-branding and surcharge-free network revenues	48,292	43,236	5,056	11.7
Managed services revenues	8,522	8,778	(256)	(2.9)
Other revenues	5,591	6,056	(465)	(7.7)
Total ATM operating revenues	214,960	197,733	17,227	8.7
Europe
Surcharge revenues	27,753	29,009	(1,256)	(4.3)
Interchange revenues	64,368	62,897	1,471	2.3
Other revenues	2,033	2,312	(279)	(12.1)
Total ATM operating revenues	94,154	94,218	(64)	(0.1)
Corporate & Other
Other revenues	12,131	11,305	826	7.3
Total ATM operating revenues	12,131	11,305	826	7.3
Eliminations	(6,457)	(6,420)	(37)	0.6
Total ATM operating revenues	$314,788	$296,836	$17,952	6.0%

North America. For the three months ended September 30, 2016, ATM operating revenues in our North American operations, which include our operations in the U.S., Canada, Mexico, and Puerto Rico, increased $17.2 million, or 8.7%, compared to the same period in 2015. This increase was primarily driven by the U.S. and (i) increased surcharge and interchange revenues primarily as a result of the recently completed acquisition, see the Recent Events and Trends - Acquisitions section above, (ii) an increase in bank-branding and surcharge-free network revenues resulting primarily from the continued growth of participating banks and other financial institutions in our Allpoint network, and (iii) slightly higher per transaction surcharge rates. Our Canada and Mexico operations did not contribute appreciably to our revenue growth in the three months ended September 30, 2016.

Europe. For the three months ended September 30, 2016, ATM operating revenues in our European operations, which include our operations in the U.K., Ireland, Germany, Poland, Spain, and our ATM advertising business, decreased $0.1 million, or 0.1%, compared to the same period in 2015. The ATM operating revenues for the three months ended September 30, 2016 of $94.2 million would have been higher by $15.6 million, or an additional 16.6%, absent foreign currency exchange rate movements from the prior year. The increase (excluding effects of foreign currency exchange rate changes) is attributable to organic ATM operating revenue growth, driven by an increase in the number of transacting ATMs related to recent ATM placement agreements with new merchants, a higher same-store transaction rate, and higher interchange rates in the U.K. For additional information relating to our constant-currency calculations, see the Non-GAAP Financial Measures section that follows.

Corporate & Other. For the three months ended September 30, 2016, ATM operating revenues in our Corporate & Other segment, which include our transaction processing businesses and corporate functions, increased 7.3%. The increase was driven by an increase in the number of ATMs for which we provide transaction processing and the resulting processing volume.

ATM product sales and other revenues. For the three months ended September 30, 2016, ATM product sales and other revenues decreased $1.0 million compared to the same period in 2015. This decrease was primarily attributable to our July 1, 2015 divestiture of the retail cash-in-transit component of the previously acquired Sunwin business in the U.K., which contributed to our 2015 results while the business was being transferred.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

ATM operating revenues. ATM operating revenues during the nine months ended September 30, 2016 increased $75.9 million, or 9.0%, from the nine months ended September 30, 2015. The following table details, by segment, the changes in the various components of ATM operating revenues:

	Nine Months Ended
	September 30,
	2016	2015	Change	% Change
	(In thousands)
North America
Surcharge revenues	$290,483	$268,542	$21,941	8.2%
Interchange revenues	152,331	141,655	10,676	7.5
Bank-branding and surcharge-free network revenues	141,699	128,205	13,494	10.5
Managed services revenues	26,246	25,693	553	2.2
Other revenues	14,957	16,474	(1,517)	(9.2)
Total ATM operating revenues	625,716	580,569	45,147	7.8
Europe
Surcharge revenues	79,175	79,713	(538)	(0.7)
Interchange revenues	190,790	171,308	19,482	11.4
Other revenues	6,487	6,528	(41)	(0.6)
Total ATM operating revenues	276,452	257,549	18,903	7.3
Corporate & Other
Other revenues	34,744	21,567	13,177	61.1
Total ATM operating revenues	34,744	21,567	13,177	61.1
Eliminations	(18,705)	(17,390)	(1,315)	7.6
Total ATM operating revenues	$918,207	$842,295	$75,912	9.0%

North America. For the nine months ended September 30, 2016, ATM operating revenues in our North American operations increased $45.1 million, or 7.8%, compared to the same period in 2015. This increase was primarily driven by the U.S. and (i) increased surcharge and interchange revenues primarily as a result of the recently completed acquisition, see the Recent Events and Trends - Acquisitions section above, (ii) an increase in bank-branding and surcharge-free network revenues resulting primarily from continued growth of participating banks and other financial institutions in our Allpoint network, and (iii) slightly higher per transaction surcharge rates. Our Canada and Mexico operations did not contribute appreciably to our revenue growth during the nine months ended September 30, 2016.

Europe. For the nine months ended September 30, 2016, ATM operating revenues in our European operations increased $18.9 million, or 7.3%, compared to the same period in 2015. The ATM operating revenues for the nine months ended September 30, 2016 of $276.5 million would have been higher by $26.2 million, or an additional 10.2%, absent foreign currency exchange rate movements from the prior year. The increase (excluding effects of foreign currency exchange rate changes) is attributable to organic ATM operating revenue growth, driven by an increase in the number of transacting ATMs related to recent ATM placement agreements with new merchants, and higher interchange rates in the U.K. For additional information relating to our constant-currency calculations, see the Non-GAAP Financial Measures section that follows.

Corporate & Other. For the nine months ended September 30, 2016, ATM operating revenues in our Corporate & Other segment increased $13.2 million compared to the same period in 2015. The CDS acquisition completed during the third quarter of 2015 accounted for the majority of the increase.

ATM product sales and other revenues. For the nine months ended September 30, 2016, ATM product sales and other revenues decreased $17.4 million compared to the same period in 2015. This decrease was primarily attributable to our 2015 divestiture of the retail cash-in-transit component of the previously acquired Sunwin business in the U.K., which was included in our 2015 results.

Cost of Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
North America
Cost of ATM operating revenues (1)	$134,596	$122,547	9.8%	$397,175	$362,662	9.5%
Cost of ATM product sales and other revenues	12,190	9,763	24.9	31,382	27,061	16.0
North America total cost of revenue (1)	146,786	132,310	10.9	428,557	389,723	10.0
Europe
Cost of ATM operating revenues (1)	58,759	61,262	(4.1)	177,329	175,109	1.3
Cost of ATM product sales and other revenues	148	4,047	(96.3)	1,227	23,050	(94.7)
Europe total cost of revenues (1)	58,907	65,309	(9.8)	178,556	198,159	(9.9)
Corporate & Other
Cost of ATM operating revenues (1)	8,839	7,753	14.0	24,721	16,802	47.1
Cost of ATM product sales and other revenues	115	82	40.2	1,264	82	1,441.5
Corporate & Other total cost of revenues (1)	8,954	7,835	14.3	25,985	16,884	53.9

Eliminations	(6,457)	(6,420)	0.6	(18,705)	(17,390)	7.6

Cost of ATM operating revenues (1)	195,737	185,142	5.7	580,520	537,183	8.1
Cost of ATM product sales and other revenues	12,453	13,892	(10.4)	33,873	50,193	(32.5)
Total cost of revenues (1)	$208,190	$199,034	4.6%	$614,393	$587,376	4.6%

(1)	Exclusive of depreciation, accretion, and amortization of intangible assets.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) for the three months ended September 30, 2016 increased $10.6 million, or 5.7%, from the three months ended September 30, 2015. The following table details, by segment, the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Three Months Ended
	September 30,
	2016	2015	Change	% Change
	(In thousands)
Cost of ATM operating revenues
North America
Merchant commissions	$68,463	$62,140	$6,323	10.2%
Vault cash rental	15,604	14,152	1,452	10.3
Other costs of cash	15,199	14,688	511	3.5
Repairs and maintenance	14,915	12,204	2,711	22.2
Communications	5,215	5,005	210	4.2
Transaction processing	5,345	4,993	352	7.0
Employee costs	4,896	4,470	426	9.5
Other expenses	4,959	4,895	64	1.3
Total cost of ATM operating revenues	134,596	122,547	12,049	9.8
Europe
Merchant commissions	25,673	27,206	(1,533)	(5.6)
Vault cash rental	2,300	3,401	(1,101)	(32.4)
Other costs of cash	3,222	2,863	359	12.5
Repairs and maintenance	4,931	5,147	(216)	(4.2)
Communications	2,512	3,058	(546)	(17.9)
Transaction processing	4,571	4,729	(158)	(3.3)
Employee costs	9,120	9,317	(197)	(2.1)
Other expenses	6,430	5,541	889	16.0
Total cost of ATM operating revenues	58,759	61,262	(2,503)	(4.1)
Corporate & Other
Stock-based compensation	249	277	(28)	(10.1)
Employee costs	2,509	2,445	64	2.6
Other expenses	6,081	5,031	1,050	20.9
Total cost of ATM operating revenues	8,839	7,753	1,086	14.0
Eliminations	(6,457)	(6,420)	(37)	0.6
Total cost of ATM operating revenues	$195,737	$185,142	$10,595	5.7%

North America. For the three months ended September 30, 2016, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $12.0 million, or 9.8%, compared to the same period in 2015.  The increase was primarily driven by revenue growth, including the recently completed acquisition and maintenance costs, which are higher primarily due to recent software upgrades at a number of our Company-owned locations.

Europe. For the three months ended September 30, 2016, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) decreased $2.5 million, or 4.1%, compared to the same period in 2015. The decrease was largely due to changes in foreign currency exchange rates. Adjusted for changes in foreign currency exchange rates, cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) were up $7.4 million, or 12.0%, which was lower than our constant-currency revenue growth rate as we also realized cost savings through rationalization of our servicing operations, including the number of cash replenishment depots we operate to service our ATMs.

Corporate & Other. For the three months ended September 30, 2016, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) increased $1.1 million compared to the same period in 2015. This increase was driven by the corresponding revenue growth.

Cost of ATM product sales and other revenues. For the three months ended September 30, 2016, our cost of ATM product sales and other revenues decreased $1.4 million compared to the same period in 2015. This decrease is consistent with the decrease in related revenues as discussed above.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) for the nine months ended September 30, 2016 increased $43.3 million, or 8.1%, from the nine months ended September 30, 2015. The following table details, by segment, the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Nine Months Ended
	September 30,
	2016	2015	Change	% Change
	(In thousands)
Cost of ATM operating revenues
North America
Merchant commissions	$202,092	$182,231	$19,861	10.9%
Vault cash rental	45,479	42,472	3,007	7.1
Other costs of cash	45,583	43,176	2,407	5.6
Repairs and maintenance	42,820	36,600	6,220	17.0
Communications	15,621	14,626	995	6.8
Transaction processing	15,431	14,689	742	5.1
Employee costs	14,545	13,146	1,399	10.6
Other expenses	15,604	15,722	(118)	(0.8)
Total cost of ATM operating revenues	397,175	362,662	34,513	9.5
Europe
Merchant commissions	74,996	74,130	866	1.2
Vault cash rental	8,285	9,150	(865)	(9.5)
Other costs of cash	13,738	11,145	2,593	23.3
Repairs and maintenance	13,277	15,653	(2,376)	(15.2)
Communications	7,786	8,468	(682)	(8.1)
Transaction processing	13,521	12,774	747	5.8
Employee costs	28,491	25,840	2,651	10.3
Other expenses	17,235	17,949	(714)	(4.0)
Total cost of ATM operating revenues	177,329	175,109	2,220	1.3
Corporate & Other
Stock-based compensation	636	775	(139)	(17.9)
Employee costs	7,630	5,322	2,308	43.4
Other expenses	16,455	10,705	5,750	53.7
Total cost of ATM operating revenues	24,721	16,802	7,919	47.1
Eliminations	(18,705)	(17,390)	(1,315)	7.6
Total cost of ATM operating revenues	$580,520	$537,183	$43,337	8.1%

North America. For the nine months ended September 30, 2016, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $34.5 million, or 9.5%, compared to the same period in 2015. The increase was driven by revenue growth, including the recently completed acquisition, higher merchant commissions expense associated with recent contract renewals, and higher maintenance costs. The higher maintenance costs related primarily to recent software upgrades at a number of our Company-owned locations.

Europe. For the nine months ended September 30, 2016, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) increased $2.2 million, or 1.3%, compared to the same period in 2015. Adjusting for changes in foreign currency exchange rates, cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) were up $19.1 million, or 10.9%. Excluding the foreign currency exchange rate movements, the increase is fairly consistent with the increase in revenues during the period. Additionally, we continued to realize operational efficiencies across our maintenance and cash replenishment functions.

Corporate & Other. For the nine months ended September 30, 2016, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) increased $7.9 million compared to the same period in 2015. This increase was driven by the CDS acquisition, which was completed on July 1, 2015.

Cost of ATM product sales and other revenues. For the nine months ended September 30, 2016, our cost of ATM product sales and other revenues decreased $16.3 million compared to the same period in 2015. This decrease is consistent with the decrease in related revenues as discussed above.

Gross Profit Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets	37.8%	37.6%	36.8%	36.2%
Inclusive of depreciation, accretion, and amortization of intangible assets	29.2%	28.5%	27.8%	27.0%
ATM product sales and other revenues gross profit margin	8.1%	4.3%	9.3%	8.2%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets.	36.6%	36.1%	35.7%	34.5%
Inclusive of depreciation, accretion, and amortization of intangible assets	28.3%	27.3%	27.1%	25.8%

ATM operating gross profit margin. For the three and nine months ended September 30, 2016, our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization of intangible assets slightly increased.

ATM product sales and other revenues gross profit margin. For the three and nine months ended September 30, 2016, our gross profit margin on ATM product sales and other revenues increased by 380 and 110 basis points, respectively, compared to the same periods in 2015. The increases are primarily the result of the mix of products and services sold compared to prior year.

Selling, General, and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Selling, general, and administrative expenses	$33,801	$30,883	9.4%	$100,361	$87,341	14.9%
Stock-based compensation	6,393	4,876	31.1	15,144	13,488	12.3
Total selling, general, and administrative expenses	$40,194	$35,759	12.4%	$115,505	$100,829	14.6%

Percentage of total revenues:
Selling, general, and administrative expenses	10.3%	9.9%		10.5%	9.7%
Stock-based compensation	1.9%	1.6%		1.6%	1.5%
Total selling, general, and administrative expenses	12.2%	11.5%		12.1%	11.2%

Selling, general, and administrative expenses (“SG&A expenses”), excluding stock-based compensation. For the three and nine months ended September 30, 2016, SG&A expenses, excluding stock-based compensation, increased $2.9 million, or 9.4%, and $13.0 million, or 14.9%, respectively, compared to the same periods in 2015. These increases were due to the following: (i) higher payroll-related costs compared to the same period in 2015 due to increased headcount, (ii) higher professional expenses mostly related to our business growth initiatives, and (iii) increased costs related to strengthening our information technology and product development organizations.

Stock-based compensation. For the three and nine months ended September 30, 2016, stock-based compensation increased $1.5 million, or 31.1%, and $1.7 million, or 12.3%, respectively, compared to the same periods in 2015. These increases were attributable to the timing and amount of grants made during the applicable periods and higher anticipated company performance relative to targets for performance-based awards in 2016. For additional details on equity awards, see Item 1. Financial Statements, Note 3. Stock-Based Compensation.

Selling, General, and Administrative - Redomicile-related Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Redomicile-related expenses	$951	$—	n/m	$12,201	$—	n/m

Percentage of total revenues	0.3%	—%		1.3%	—%

Redomicile-related expenses. These costs consist of professional services associated with the Redomicile Transaction described in Item 1. Financial Statements, Note 1. General and Basis of Presentation - (a) General.

Selling, General, and Administrative - Acquisition and Divestiture-related Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Acquisition and divestiture-related expenses	$2,680	$13,289	(79.8)%	$4,938	$21,207	(76.7)%

Percentage of total revenues	0.8%	4.3%		0.5%	2.4%

Acquisition and divestiture-related expenses. Acquisition and divestiture-related expenses consist of professional and legal costs incurred to complete acquisitions and certain other transition and integration-related costs. For the three and nine months ended September 30, 2016, acquisition and divestiture-related expenses decreased $10.6 million, or 79.8%, and $16.3 million, or 76.7%, respectively, compared to the same periods in 2015. These decreases were driven by the 2015 transactions, including the retail cash-in-transit divestiture and the CDS acquisition. Specifically, the transaction, integration, transition, and severance costs associated with these transactions occurred mostly during 2015. The current year amounts relate to professional fees associated with our recently completed and announced acquisitions and employee severance costs associated with our divestiture discussed above.

Depreciation and Accretion Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Depreciation expense	$22,894	$21,504	6.5%	$67,726	$62,417	8.5%
Accretion expense	414	623	(33.5)	1,359	1,725	(21.2)
Depreciation and accretion expense	$23,308	$22,127	5.3%	$69,085	$64,142	7.7%

Percentage of total revenues:
Depreciation expense	7.0%	6.9%		7.1%	7.0%
Accretion expense	0.1%	0.2%		0.1%	0.2%
Depreciation and accretion expense	7.1%	7.1%		7.2%	7.2%

Depreciation expense. For the three and nine months ended September 30, 2016, depreciation expense increased $1.4 million, or 6.5%, and $5.3 million, or 8.5%, respectively, compared to the same periods in 2015. These increases were primarily driven by increased depreciation expense associated with the deployment of new and replacement Company-owned ATMs and acquisitions in recent periods.

Amortization of Intangible Assets

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Amortization of intangible assets	$9,175	$10,048	(8.7)%	$28,129	$29,040	(3.1)%

Percentage of total revenues	2.8%	3.2%		2.9%	3.2%

Amortization of intangible assets. For the three and nine months ended September 30, 2016, amortization of intangible assets decreased by $0.9 million, compared to the same periods in 2015. The slight decrease is attributable to certain assets becoming fully amortized during 2015.

Interest Expense, Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Interest expense, net	$4,269	$5,033	(15.2)%	$13,227	$14,496	(8.8)%
Amortization of deferred financing costs and note discount	2,872	2,859	0.5	8,636	8,455	2.1
Total interest expense, net	$7,141	$7,892	(9.5)%	$21,863	$22,951	(4.7)%

Percentage of total revenues	2.2%	2.5%		2.3%	2.6%

Interest expense, net. For the three and nine months ended September 30, 2016, interest expense, net, decreased $0.8 million, or 15.2%, and $1.3 million, or 8.8%, respectively, compared to the same periods in 2015. These decreases were primarily attributable to a decrease in the average outstanding balance under our revolving credit facility. For additional details, see Item 1. Financial Statements, Note 8. Long-Term Debt.

Amortization of deferred financing costs and note discount. For the three and nine months ended September 30, 2016, amortization of deferred financing costs and note discount were generally consistent with the same periods in 2015.

Income Tax Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
	(In thousands)			(In thousands)
Income tax expense	$8,388	$12,629	(33.6)%	$26,204	$29,837	(12.2)%

Effective tax rate	23.4%	36.8%		29.4%	36.8%

Income tax expense. The decrease in the effective tax rate during the three and nine months ended September 30, 2016, compared to the same periods in 2015 is attributable to the Redomicile Transaction and the post-redomicile structuring, completed on July 1, 2016, and the mix of earnings across jurisdictions. See the Recent Events and Trends - Redomicile to the U.K. section above for additional details related to the expected tax impact as a result of our redomicile to the U.K.

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, Adjusted EBITA, Adjusted Net Income, Adjusted Net Income per diluted share, Free Cash Flow, and certain results prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), as well as non-GAAP measures on a constant-currency basis represent non-GAAP financial measures provided as a complement to results prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures reported by other companies. We use these non-GAAP financial measures in managing and measuring the performance of our business, including setting and measuring incentive based compensation for management. We believe that the presentation of these measures and the identification of notable, non-cash, and/or (if applicable in a particular period) certain costs not anticipated to occur in future periods enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years. Adjusted EBITDA and Adjusted EBITA excludes amortization of intangible assets, stock-based compensation expense, acquisition and divestiture-related expenses, certain non-operating expenses, certain costs not anticipated to occur in future periods (if applicable in a particular period), gains or losses on disposal of assets, our obligation for the payment of income taxes, interest expense, and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Additionally, Adjusted EBITDA excludes depreciation and accretion expense. Depreciation and accretion expense and amortization of intangible assets are excluded as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired. Adjusted Net Income represents net income computed in accordance with U.S. GAAP, before amortization of intangible assets, gains or losses on disposal of assets, stock-based compensation expense, certain other expense amounts, acquisition and divestiture-related expenses, certain non-operating expenses, and (if applicable in a particular period) certain costs not anticipated to occur in future periods (together, the “Adjustments”). Prior to June 30, 2016, Adjusted Net Income was calculated using an estimated long-term cross-jurisdictional effective cash tax rate of 32.0%. Subsequent to the redomicile of our parent company to the U.K., we have revised the process for determining our non-GAAP tax rate and now utilizes a non-GAAP tax rate derived from the U.S. GAAP tax rate adjusted for the net tax effects of the identified Adjustments, based on the nature and geography of the Adjustments. For the three month period ended September 30, 2016, the non-GAAP tax rate used to calculate Adjusted Net Income was approximately 24.2%. For the nine months ended September 30, 2016, we used 24.2% for the quarter ended September 30, 2016 and for the six months ended June 30, 2016, our previous estimated long-term cross-jurisdictional tax rate of 32.0%. For the three and nine months ended September 30, 2015, we used our previous estimated long-term cross-jurisdictional tax rate of 32.0%. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by weighted average diluted shares outstanding. Free Cash Flow is defined as cash provided by operating activities less payments for capital expenditures, including those financed through direct debt, but excluding acquisitions. The Free Cash Flow measure does not take into consideration certain other non-discretionary cash requirements such as mandatory principal payments on portions of our long-term debt. Management calculates certain U.S. GAAP as well as non-GAAP measures on a constant-currency basis using the average foreign currency exchange rates applicable in the corresponding period of the previous year and applying these rates to the measures. Management uses U.S. GAAP as well as non-GAAP measures on a constant-currency basis to assess performance and eliminate the effect foreign currency exchange rates have on comparability between periods.

The non-GAAP financial measures presented herein should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, or financing activities, or other income or cash flow measures prepared in accordance with U.S. GAAP. Reconciliations of the non-GAAP financial measures used herein to the most directly comparable U.S. GAAP financial measures are presented as follows:

Reconciliation of Net Income Attributable to Controlling Interests and Available to Common Stockholders to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income (in thousands, excluding share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income attributable to controlling interests and available to common stockholders	$27,490	$22,009	$63,022	$52,239
Adjustments:
Interest expense, net	4,269	5,033	13,227	14,496
Amortization of deferred financing costs and note discount	2,872	2,859	8,636	8,455
Income tax expense	8,388	12,629	26,204	29,837
Depreciation and accretion expense	23,308	22,127	69,085	64,142
Amortization of intangible assets	9,175	10,048	28,129	29,040
EBITDA	$75,502	$74,705	$208,303	$198,209

Add back:
Loss (gain) on disposal of assets	469	(12,139)	(475)	(12,425)
Other expense (1)	360	1,067	748	2,882
Noncontrolling interests (2)	(15)	(336)	(50)	(1,047)
Stock-based compensation expense (3)	6,642	5,147	15,780	14,360
Acquisition and divestiture-related expenses (4)	2,680	13,289	4,938	21,207
Redomicile-related expenses (5)	951	—	12,201	—
Adjusted EBITDA	$86,589	$81,733	$241,445	$223,186
Less:
Depreciation and accretion expense (6)	23,301	22,014	69,063	63,767
Adjusted EBITA	$63,288	$59,719	$172,382	$159,419
Less:
Interest expense, net (3)	4,269	5,033	13,227	14,493
Adjusted pre-tax income	59,019	54,686	159,155	144,926
Income tax expense (7)	14,271	17,500	46,314	46,376
Adjusted Net Income	$44,748	$37,186	$112,841	$98,550

Adjusted Net Income per share	$0.99	$0.83	$2.50	$2.20
Adjusted Net Income per diluted share	$0.98	$0.82	$2.47	$2.17

Weighted average shares outstanding – basic	45,252,869	44,833,117	45,175,604	44,769,661
Weighted average shares outstanding – diluted	45,850,061	45,391,667	45,765,235	45,323,784

(1)	Includes foreign currency translation gains or losses and other non-operating costs.
(2)

Noncontrolling interest adjustment made such that Adjusted EBITDA includes only our ownership interest in the Adjusted EBITDA of our Mexico subsidiary. In December 2015, we increased our ownership interest in our Mexico subsidiary from 51.0% to 95.7%.

(3)

For the three and nine months ended September 30, 2015, amounts exclude a portion of the expenses incurred by our Mexico subsidiary to account for the amounts allocable to the noncontrolling interest stockholders. Our Mexico subsidiary recognized no stock-based compensation expense or interest expense, net in the three and nine months ended September 30, 2016.

(4)	Acquisition and divestiture-related expenses include costs incurred for professional and legal fees and certain other transition and integration-related costs.
(5)	Expenses associated with the redomicile of our parent company to the U.K., which was completed on July 1, 2016.
(6)

Amounts exclude a portion of the expenses incurred by our Mexico subsidiary to account for the amounts allocable to the noncontrolling interest stockholders. In December 2015, we increased our ownership interest in our Mexico subsidiary.

(7)

Calculated using an effective tax rate of approximately 24.2% for the three months ended September 30, 2016, which represents our U.S. GAAP tax rate as adjusted for the tax effects related to the items excluded from Adjusted Net Income. For the nine months ended September 30, 2016, we used 24.2% for the quarter ended September 30, 2016 and for the six months ended June 30, 2016, our previous estimated long-term cross-jurisdictional tax rate of 32.0%. For the three and nine months ended September 30, 2015, we used our previous estimated long-term cross-jurisdictional tax rate of 32.0%. See the Non-GAAP Financial Measures section above for further discussion.

Reconciliation of U.S. GAAP Revenue to Constant-Currency Revenue

Europe revenue	Three Months Ended
	September 30,
	2016			2015	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$94,154	$15,561	$109,715	$94,218	(0.1)%	16.4%
ATM product sales and other revenues	1,409	220	1,629	4,795	(70.6)	(66.0)
Total revenues	$95,563	$15,781	$111,344	$99,013	(3.5)%	12.5%

	Nine Months Ended
	September 30,
	2016			2015	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$276,452	$26,161	$302,613	$257,549	7.3%	17.5%
ATM product sales and other revenues	4,206	393	4,599	27,384	(84.6)	(83.2)
Total revenues	$280,658	$26,554	$307,212	$284,933	(1.5)%	7.8%

Consolidated revenue	Three Months Ended
	September 30,
	2016			2015	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$314,788	$15,926	$330,714	$296,836	6.0%	11.4%
ATM product sales and other revenues	13,546	222	13,768	14,514	(6.7)	(5.1)
Total revenues	$328,334	$16,148	$344,482	$311,350	5.5%	10.6%

	Nine Months Ended
	September 30,
	2016			2015	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$918,207	$28,612	$946,819	$842,295	9.0%	12.4%
ATM product sales and other revenues	37,335	442	37,777	54,702	(31.7)	(30.9)
Total revenues	$955,542	$29,054	$984,596	$896,997	6.5%	9.8%

Reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per diluted share on a Non-GAAP basis to Constant-Currency

	Three Months Ended
	September 30,
	2016			2015	% Change
	Non-GAAP (1)	Foreign Currency Impact	Constant - Currency	Non-GAAP (1)	Non-GAAP (1)	Constant - Currency
	(In thousands)
Adjusted EBITDA	$86,589	$4,621	$91,210	$81,733	5.9%	11.6%

Adjusted Net Income	$44,748	$2,478	$47,226	$37,186	20.3%	27.0%

Adjusted Net Income per diluted share (2)	$0.98	$0.05	$1.03	$0.82	19.5%	25.6%

(1)

As reported on the Reconciliation of Net Income Attributable to Controlling Interests and Available to Common Stockholders to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income above for further discussion.

(2)

Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by the weighted average diluted shares outstanding of 45,850,061 and 45,391,667 for the three months ended September 30, 2016 and 2015, respectively.

	Nine Months Ended
	September 30,
	2016			2015	% Change
	Non-GAAP (1)	Foreign Currency Impact	Constant - Currency	Non-GAAP (1)	Non-GAAP (1)	Constant - Currency
	(In thousands)
Adjusted EBITDA	$241,445	$7,425	$248,870	$223,186	8.2%	11.5%

Adjusted Net Income	$112,841	$3,403	$116,244	$98,550	14.5%	18.0%

Adjusted Net Income per diluted share (2)	$2.47	$0.07	$2.54	$2.17	13.8%	17.1%

(1)

As reported on the Reconciliation of Net Income Attributable to Controlling Interests and Available to Common Stockholders to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income above for further discussion.

(2)

Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by the weighted average diluted shares outstanding of 45,765,235 and 45,323,784 for the nine months ended September 30, 2016 and 2015, respectively.

Reconciliation of Free Cash Flow

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Cash provided by operating activities	$89,346	$60,525	$213,931	$147,112
Payments for capital expenditures:
Cash used in investing activities, excluding acquisitions and divestitures	(36,479)	(47,459)	(76,050)	(103,877)
Free cash flow	$52,867	$13,066	$137,881	$43,235

Liquidity and Capital Resources

Overview

As of September 30, 2016, we had $59.5 million in cash and cash equivalents and $485.6 million in outstanding long-term debt.

We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facilities, and the issuance of debt and equity securities. We have historically used a portion of our cash flows to invest in additional ATMs, either through the acquisition of ATM networks or through organic growth. We have also used cash to pay interest and principal amounts outstanding under our borrowings. Because we collect a sizable portion of our cash from sales on a daily basis but generally pay our vendors on 30-day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess available cash flow to reduce borrowings made under our revolving credit facility and to fund capital expenditures. Accordingly, it is not uncommon for us to reflect a working capital deficit position on our Consolidated Balance Sheets.

We believe that our cash on hand and our revolving credit facility will be sufficient to meet our working capital requirements and contractual commitments for the next 12 months. We expect to fund our working capital needs from cash flows from our operations and borrowings under our revolving credit facility, to the extent needed. See additional discussion under the Investing Activities – Acquisitions and Financing Facilities section below.

Operating Activities

Net cash provided by operating activities totaled $213.9 million during the nine months ended September 30, 2016 compared to $147.1 million during the same period in 2015. The increase in net cash provided by operating activities is primarily attributable to our profitable operations before non-cash expenses and changes in working capital.

Investing Activities

Net cash used in investing activities totaled $86.4 million during the nine months ended September 30, 2016, compared to $171.1 million during the same period in 2015. The change in net cash used in investing activities is primarily related to a lower level of capital expenditures and acquisitions compared to the same period in 2015.

Anticipated future capital expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be driven by organic growth projects, including the purchase of ATMs for existing as well as new ATM management agreements and various compliance requirements as discussed in the Recent Events and Trends - Capital Investments section above.  We expect that our capital expenditures for 2016 will total approximately $120 million to $130 million, the majority of which is expected to be utilized to support new business growth, along with technology and compliance upgrades to enhance our existing ATM equipment with additional functionalities. We expect such expenditures to be funded primarily through cash from our operations and should be able to fund all capital expenditures internally.

Acquisitions. We continually evaluate acquisition opportunities that complement our existing business. We believe that expansion opportunities exist in all of our current markets, as well as in other international markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, individually or in the aggregate, could be material and may be funded by additional borrowing under our revolving credit facility or other financial sources that may be available to us.

As discussed in the Recent Events and Trends - Acquisitions section above, on October 3, 2016, we announced that we had entered into a definitive agreement to acquire DCPayments for approximately CAD$605 million (approximately $460 million). The acquisition is expected to close early in the first quarter of 2017. We are currently assessing options for financing the acquisition and have secured commitments from financial institutions in our existing revolving credit facility to provide the borrowing capacity needed to complete the acquisition.

Financing Activities

Net cash (used in) provided by financing activities totaled $(93.1) million during the nine months ended September 30, 2016 compared to $13.3 million for the same period in 2015. The cash used in financing activities during the nine months ended September 30, 2016 was primarily attributable to repayments of borrowings on our revolving credit facility.

Financing Facilities

As of September 30, 2016, we had $485.6 million in outstanding long-term debt, which was comprised of: (i) $287.5 million of the 1.00% Convertible Senior Notes due 2020 (the “Convertible Notes”) of Cardtronics Delaware, of which $238.4 million was recorded on our Consolidated Balance Sheets, net of the unamortized discount and capitalized debt issuance costs and (ii) $250.0 million of the 5.125% Senior Notes due 2022 (the “2022 Notes”) of Cardtronics Delaware, of which $247.2 million was recorded on our Consolidated Balance Sheets, net of capitalized debt issuance costs.

Revolving Credit Facility. As of September 30, 2016, we had a $375.0 million revolving credit facility that was led by a syndicate of banks including JPMorgan Chase, N.A. and Bank of America, N.A. This revolving credit facility provides us with $375.0 million in available borrowings and letters of credit (subject to the covenants contained within the Credit Agreement governing the revolving credit facility) and can be increased up to $500.0 million under certain conditions and subject to additional commitments from the lender group. On July 1, 2016, we entered into a Third Amendment (the “Third Amendment”) to our amended and restated credit agreement (the “Credit Agreement”). Under the Third Amendment, (i) Cardtronics plc and certain of its subsidiaries were added as borrowers and guarantors, (ii) Cardtronics Delaware was removed as a borrower, but remained a guarantor, (iii) the maturity date of the Credit Agreement was extended to July 1, 2021, (iv) Cardtronics Europe Limited continued as a borrower and a guarantor, and (v) the total commitment under the Credit Agreement of $375.0 million (the “Commitment”) did not change, but can now be borrowed in U.S. dollars, alternative currencies, or a combination thereof. The Third Amendment provides for sub-limits under the Commitment of $50.0 million for swingline loans and $30.0 million for letters of credit.

Borrowings (not including swingline loans and alternative currency loans) accrue interest at our option at either the Alternate Base Rate (as defined in the Credit Agreement) or the Adjusted LIBO Rate (as defined in the Credit Agreement) plus a margin depending on the our most recent Total Net Leverage Ratio (as defined in the Credit Agreement). The margin for Alternative Base Rate loans varies between 0% and 1.25% and the margin for Adjusted LIBO Rate loans varies between 1.00% and 2.25%. Swingline loans denominated in U.S. dollars bear interest at the Alternate Base Rate plus a margin as described above and swingline loans denominated in alternative currencies bear interest at the Overnight LIBO Rate (as defined in the Credit Agreement) plus the applicable margin for the Adjusted LIBO Rate. Substantially all of our U.S. assets, including the stock of our wholly-owned U.S. subsidiaries and 66.0% of the stock of the first-tier non-U.S. subsidiaries of Cardtronics Delaware, are pledged as collateral to secure borrowings made under the revolving credit facility. Furthermore, each of our material wholly-owned U.S. subsidiaries has guaranteed the full and punctual payment of the obligations under the revolving credit facility. The obligations of the CFC Borrowers (as defined in the Credit Agreement) are secured by the assets of the CFC Guarantors (as defined in the Credit Agreement), which do not guarantee the obligations of our U.S. subsidiaries. There are currently no restrictions on the ability of our subsidiaries to declare and pay dividends to us.

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

As of September 30, 2016, we had no outstanding borrowings under our $375.0 million revolving credit facility and were in compliance with all applicable covenants and ratios under the revolving credit facility.

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

As of September 30, 2016, we were in compliance with all applicable covenants required under the 2022 Notes.

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

We are exposed to a variety of market risks, including interest rate risk and foreign currency exchange rate risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at September 30, 2016, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Effective June 29, 2016, one of our interest rate swap counterparties exercised its right to terminate a $200.0 million notional amount, 2.40% fixed-rate, contract that was previously designated as a cash flow hedge of our 2019 and 2020 vault cash rental payments. The designated vault cash rental payments remain probable; therefore, upon termination and as of that date, we recognized an unrealized loss of $4.9 million in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. The terminated contract was effectively novated by the previous counterparty and we entered into a similar $200.0 million notional amount, 2.52% fixed-rate interest rate swap, with a new counterparty, which we designated as a cash flow hedge of our 2019 and 2020 vault cash rental payments. The modified terms resulted in ineffectiveness of $0.4 million recognized in the Other expense line item in the accompanying Consolidated Statements of Operations during the three months ended June 30, 2016. The ineffectiveness recognized during the three months ended September 30, 2016 was immaterial.

The notional amounts, weighted average fixed rates, and terms associated with our interest rate swap contracts that are currently in place (as of the date of the issuance of these financial statements) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts	Weighted Average Fixed Rate
U.S.	U.S.	U.K.	U.K.	Term
(In millions)		(In millions)
$1,300	2.74%	£—	—%	October 1, 2016 – December 31, 2016
$1,000	2.53%	£550	0.82%	January 1, 2017 – December 31, 2017
$750	2.54%	£550	0.82%	January 1, 2018 – December 31, 2018
$600	2.45%	£300	0.86%	January 1, 2019 – December 31, 2019
$600	2.45%	£—	—%	January 1, 2020 – December 31, 2020

Summary of Interest Rate Exposure on Average Vault Cash Outstanding

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in North America based on our average outstanding vault cash balances for the nine months ended September 30, 2016 and assuming a 100 basis point increase in interest rates (in millions):

Average vault cash balance	$2,290
Interest rate swap fixed notional amount	(1,300)
Residual unhedged vault cash balance	$990

Additional annual interest incurred on 100 basis point increase	$9.90

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

As of September 30, 2016, we had a total liability of $60.6 million recorded on our Consolidated Balance Sheets related to our interest rate swaps, which represented the fair value liability of the agreements, as derivative instruments are required to be carried at fair value. The fair value estimate was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These swaps are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP), the effective portion of the gain or loss on the derivative instrument is reported as a component of the Accumulated other comprehensive loss, net line item on the accompanying Consolidated Balance Sheets and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged item affects earnings.

Interest expense. Our interest expense is also sensitive to changes in interest rates as borrowings under our revolving credit facility accrue interest at floating rates. We have had relatively low amounts outstanding under our revolving credit facility in recent periods, and as a result, our recent exposure to floating interest rates has been low on our outstanding indebtedness. We may, however, borrow additional amounts under our revolving credit facility in the future, and, in the event we borrow amounts and interest rates significantly increase, the interest that we would be required to pay would be more significant. We have not entered into interest rate hedging arrangements in the past to hedge our interest rate risk for our borrowings, and have no plans to do so. Due to fluctuating balances in the amount outstanding under our revolving credit facility, we do not believe such arrangements to be cost effective.

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

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Ireland, Germany, Poland, Spain, Mexico, and Canada, we are exposed to market risk from changes in foreign currency exchange rates, specifically with respect to changes in the U.S. dollar relative to the British pound, Euro, Polish zloty, Mexican peso, and the Canadian dollar. All of our international subsidiaries are consolidated into our financial results and are subject to risks typical of international businesses including, but not limited to, differing economic conditions, changes in political climate, differing and changing tax regimes, other regulations and restrictions, and foreign currency exchange rate volatility. Furthermore, we are required to translate our foreign functional balance sheets and results of our international operations into U.S. dollars, with any corresponding translation gains or losses being recorded in the Accumulated other comprehensive loss, net line item in our Consolidated Balance Sheets. As of September 30, 2016, this accumulated translation loss totaled $72.6 million compared to $45.9 million as of December 31, 2015.

Our consolidated financial results were significantly impacted by changes in foreign currency exchange rates during the three and nine months ended September 30, 2016 compared to the same periods in 2015. Our total revenues during the three and nine months ended September 30, 2016 would have been higher by approximately $16.1 million and $29.1 million, respectively, had the foreign currency exchange rates from the three and nine months ended September 30, 2015, remained unchanged. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10.0% against the British pound, Euro, Polish zloty, Mexican peso, or Canadian dollar the effect upon our consolidated operating income would have been approximately $2 million and $4 million, respectively, for the three and nine months ended September 30, 2016.

Certain intercompany balances are designated as short-term in nature. The changes in these balances related to foreign currency exchange rates have been recorded in our Consolidated Statements of Operations and we are exposed to foreign currency exchange risk as it relates to these intercompany balances.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see Part I. Financial Information, Item 1. Financial Statements, Note 13. Commitments and Contingencies.

Item 1A. Risk Factors

You should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 (as amended, the “2015 Form 10-K”) under Part I. Item 1A. Risk Factors, in our Proxy Statement, dated May 19, 2016 (the “Proxy Statement”), under Risk Factors, in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (the “Q2 2016 Form 10-Q”) under Part II. Item 1A. Risk Factors, the risk factors described below and other information included and incorporated by reference in this report. The risk factors set forth in the Proxy Statement and the Q2 2016 Form 10-Q update certain of the risk factors affecting our business since those presented in our 2015 Form 10-K and provide additional risk factors related to the Redomicile Transaction. Except as noted below, there have been no material changes in our assessment of our risk factors from those set forth in our 2015 Form 10-K, the Proxy Statement, and the Q2 2016 Form 10-Q. These risks could materially affect our business, financial condition, or future results.

Completion of the acquisition of DirectCash Payments Inc. (“DCPayments”) is subject to a number of conditions, and if these conditions are not satisfied or waived (if permissible under applicable law), the acquisition will not be completed.

Consummation of our acquisition of DCPayments pursuant to a plan of arrangement is subject to certain closing conditions provided in the arrangement agreement, including, among others, (i) the approval and adoption of the plan of arrangement by (A) not less than 66 ⅔% of the votes cast by DCPayments’ shareholders present in person or represented by proxy at the shareholders meeting; and (B) not less than a majority of the votes cast by DCPayments’ shareholders present in person or represented by proxy at the shareholders meeting (after excluding the votes cast by persons whose votes may not be included in determining minority approval pursuant to Canadian Multilateral Instrument 61-101 – Protection of Minority Security Holders in Special Transactions); (ii) obtaining a final order from the Court of Queen’s Bench of Alberta approving the plan of arrangement; (iii) issuance of a Certificate of Arrangement by the Alberta Registrar of Corporations; and (iv) dissent rights for more than 5% of DCPayments’ issued and outstanding common shares cannot have been exercised (and not withdrawn). There can be no assurance that the conditions to the completion of the acquisition will be satisfied or waived (if permissible under applicable law) or that the acquisition will be completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

CARDTRONICS PLC

October 27, 2016	/s/ Edward H. West
Edward H. West
Chief Financial Officer and Chief Operations Officer
(Duly Authorized Officer and
Principal Financial Officer)

October 27, 2016	/s/ E. Brad Conrad
E. Brad Conrad
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)

INDEX TO EXHIBITS

Each exhibit identified below is part of this Form 10-Q.

Exhibit Number	Description

2.1

Arrangement Agreement, dated October 3, 2016, by and between Cardtronics Holdings Limited and DirectCash Payments Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Cardtronics plc on October 7, 2016, File No. 001-37820).

3.1	Articles of Association of Cardtronics plc (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K filed by Cardtronics plc on July 1, 2016, File No. 001-37820).
4.1

First Supplemental Indenture, dated as of July 1, 2016, by and among Cardtronics, Inc., Cardtronics plc, and Wells Fargo Bank, National Association, as trustee, related to Cardtronics, Inc.’s 1.00% Convertible Senior Notes due 2020 (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

4.2

First Supplemental Indenture, dated as of July 1, 2016, by and among Cardtronics, Inc., Cardtronics plc, the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee, related to Cardtronics, Inc.’s 5.125% Senior Notes due 2022 (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

4.3

Form of Class A ordinary share certificate for Cardtronics plc (incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

10.1

Third Amendment to Amended and Restated Credit Agreement, dated July 1, 2016, by and between Cardtronics, Inc., Cardtronics plc, the other Borrowers, and Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

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

10.4*†	First Amendment to Employment Agreement by and between Cardtronics USA Inc. and David Dove, dated effective as of August 22, 2016.
31.1*	Certification of the Chief Executive Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer and Chief Operations Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer and Chief Operations Officer of Cardtronics plc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.