Form 10-K
period 2016-12-31
Cardtronics plc
filed 2017-02-21
CIK 1671013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to____

Commission file number: 001-37820

Cardtronics plc

(Exact name of registrant as specified in its charter)

England and Wales	98-1304627
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3250 Briarpark Drive, Suite 400	77042
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (832) 308-4000

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, nominal value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Aggregate market value of common shares held by non-affiliates as June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported last sale price of common shares on that date: $1,826,217,227.

Number of shares outstanding as of February 16, 2017: 45,567,763 Ordinary Shares, nominal value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CARDTRONICS PLC

When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics,” we are describing Cardtronics plc and/or our subsidiaries, unless the context indicates otherwise.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “2016 Form 10-K”) contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provisions thereof. Forward-looking statements can be identified by words such as “project,” “believe,” “estimate,” “expect,” “future,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effect on the Company. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting the Company will be those that are anticipated. All comments concerning the Company’s expectations for future revenues and operating results are based on its estimates for its existing operations and do not include the potential impact of any future acquisitions. The Company’s forward-looking statements involve significant risks and uncertainties (some of which are beyond its control) and assumptions that could cause actual results to differ materially from its historical experience and present expectations or projections. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include:

•

the Company’s financial outlook and the financial outlook of the automated teller machines and multi-function financial services kiosks (collectively, “ATMs”) industry and the continued usage of cash by consumers at rates near historical patterns;

•	the Company’s ability to respond to recent and future network and regulatory changes, including requirements surrounding Europay, MasterCard, and Visa (“EMV”) security standards;
•	the Company’s ability to renew its existing customer relationships on comparable economic terms and add new customers;
•	the Company’s ability to pursue, complete, and successfully integrate acquisitions, including the integration of DirectCash Payments Inc.;
•	changes in interest rates and foreign currency rates;
•	the Company’s ability to successfully manage its existing international operations and to continue to expand internationally;
•	the Company’s ability to manage concentration risks with key customers, vendors, and service providers;
•	the Company’s ability to prevent thefts of cash;
•	the Company’s ability to manage cybersecurity risks and prevent data breaches;
•

the Company’s ability to respond to potential reductions in the amount of net interchange fees that it receives from global and regional debit networks for transactions conducted on its ATMs due to pricing changes implemented by those networks as well as changes in how issuers route their ATM transactions over those networks;

•	the Company’s ability to provide new ATM solutions to retailers and financial institutions including placing additional banks’ brands on ATMs currently deployed;
•	the Company’s ATM vault cash rental needs, including potential liquidity issues with its vault cash providers and its ability to continue to secure vault cash rental agreements in the future;
•	the Company’s ability to manage the risks associated with its third-party service providers failing to perform their contractual obligations;
•	the Company’s ability to successfully implement and evolve its corporate strategy;
•	the Company’s ability to compete successfully with new and existing competitors;
•	the Company’s ability to meet the service levels required by its service level agreements with its customers;
•	the additional risks the Company is exposed to in its United Kingdom (“U.K.”) armored transport business;
•

the impact of changes in laws, including tax laws, that could reduce or eliminate the benefits expected to be achieved from the Company’s recent change of its parent company from the United States to the U.K.;

•

the impact of, or uncertainty related to, the U.K.’s planned exit from the European Union, including any material adverse effect on the tax, tax treaty, currency, operational, legal, and regulatory regime and macro-economic environment to which it will be subject to as a U.K. company; and

•	the Company’s ability to retain its key employees and maintain good relations with its employees.

For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, see Part I. Item 1A. Risk Factors in this 2016 Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this 2016 Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Cardtronics plc provides convenient automated consumer financial services through its network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of December 31, 2016, we were the world’s largest ATM owner/operator, providing services to approximately 203,000 ATMs throughout the United States (“U.S.”) (including the U.S. territory of Puerto Rico), the United Kingdom (“U.K.”), Ireland, Germany, Poland, Spain, Canada, and Mexico. Additionally, as a result of acquisitions we completed in January 2017, we now operate in Australia, New Zealand, and South Africa and provide services to approximately 28,000 additional ATMs located in Australia, New Zealand, Canada, the U.K., South Africa, and Mexico.

During 2016, 69.1% of our revenues were derived from our operations in North America (which includes ATM operations in the U.S., Canada, and Mexico), 29.0% of our revenues were derived from our operations in Europe (which includes ATM operations in the U.K., Ireland, Germany, Poland, and Spain, and 1.9% of our revenues were derived from our Corporate & Other segment (which includes our transaction processing operations). In the U.S., certain of our ATMs are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other automated consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit-taking at ATMs using electronic imaging), and money transfers. Included in the number of ATMs in our network as of December 31, 2016 were approximately 125,000 ATMs to which we provided processing only services or various forms of managed services solutions. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.

Through our network, we provide ATM management and ATM equipment-related services (typically under multi-year contracts) to large retail merchants, smaller retailers and operators of facilities such as shopping malls, airports, and train stations. In doing so, we provide our retail partners with a compelling automated financial services solution that helps attract and retain customers, and in turn, increases the likelihood that our ATMs will be utilized. We also own and operate electronic funds transfer (“EFT”) transaction processing platforms that provide transaction processing services to our network of ATMs, as well as to other ATMs under managed services arrangements.

We generally operate ATMs under three arrangement types with our retail partners: Company-owned ATM placements, merchant-owned ATM placements, and managed services (which includes transaction processing services). Under Company-owned arrangements, we provide the physical ATM and are typically responsible for all aspects of the ATM’s operations, including transaction processing, managing cash and cash delivery, supplies, and telecommunications, as well as routine and technical maintenance. Under merchant-owned arrangements, the retail merchant or an independent distributor owns the ATM and is usually responsible for providing cash and performing simple maintenance tasks, while we provide more complex maintenance services, transaction processing, and connection to the EFT networks. We also offer various forms of managed services, depending on the needs of our customers. Each managed service arrangement is a customized ATM management solution that can include any combination of the following services: monitoring, maintenance, cash management, cash delivery, customer service, transaction processing, and other services. As of December 31, 2016, 32.4% of our ATMs operated were Company-owned and 67.6% of our ATMs were merchant-owned or operated under a managed services solution. Each of the arrangement types described above are attractive to us, and we plan to continue growing our revenues under each arrangement type.

In addition to our retail partner relationships, we also partner with leading national and regional financial institutions to brand selected ATMs within our network, including, but not limited to, BBVA Compass Bancshares, Inc. (“BBVA”), Citibank, N.A. (“Citibank”), Citizens Financial Group, Inc. (“Citizens”), Cullen/Frost Bankers, Inc. (“Cullen/Frost”), JPMorgan Chase & Co (“Chase”), Discover Bank (“Discover”), Santander Bank, N.A. (“Santander”), TD Bank, N.A. (“TD Bank”), and PNC Bank, N.A. (“PNC Bank”), in the U.S., The Bank of Nova Scotia (“Scotiabank”) and Santander in Puerto Rico, and Scotiabank, TD Bank, and Canadian Imperial Bank Commerce (“CIBC”) in Canada. In Mexico, we

operate Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”) and partner with Grupo Financiero Banorte, S.A. de C.V. (“Banorte”) and Scotiabank to place their brands on our ATMs in exchange for certain services provided by them. As of December 31, 2016, approximately 22,000 of our ATMs were under contract with approximately 500 financial institutions to place their logos on our ATMs and to provide convenient surcharge-free access for their banking customers.

We also own and operate the Allpoint network (“Allpoint”), the largest surcharge-free ATM network (based on the number of participating ATMs). Allpoint, with approximately 55,000 participating ATMs, provides surcharge-free ATM access to over 1,300 participating banks, credit unions, and stored-value debit card issuers. For participants, Allpoint provides scale, density, and convenience of surcharge-free ATMs that surpasses the largest banks in the U.S. In exchange, Allpoint earns either a fixed monthly fee per cardholder or a fixed fee per transaction that is paid by participants. The Allpoint network includes a majority of our Company-owned ATMs in the U.S. and a portion of our ATMs in the U.K., Canada, Puerto Rico, and Mexico. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

Our revenues are recurring in nature, and historically have been derived primarily from convenience transaction fees, which are paid by cardholders, and other transaction-based fees, including interchange fees, which are paid by the cardholder’s financial institution for the use of the ATMs serving their customers and the connectivity to the applicable EFT network that transmits data between the ATM and the cardholder’s financial institution. Other revenue sources include: (i) branding our ATMs with the logos of leading national and regional financial institutions, (ii) providing managed services (including transaction processing services) solutions to retailers and financial institutions, (iii) collecting fees from financial institutions that participate in our Allpoint surcharge-free network, (iv) fees earned from foreign currency exchange transactions at the ATM, known as Dynamic Currency Conversion (“DCC”), and (v) selling ATMs and ATM-related equipment and other ancillary services.

Organizational and Operational History

We were formed as a Texas corporation in 1993 and originally operated under the name of Cardpro, Inc. In June 2001, Cardtronics Group, Inc. was incorporated under the laws of the state of Delaware and became the parent company for the existing business. In January 2004, Cardtronics Group, Inc. changed its name to Cardtronics, Inc. (“Cardtronics Delaware”). In December 2007, we completed an initial public offering of 12,000,000 common shares.

On July 1, 2016, the location of incorporation of the parent company of the Cardtronics group of companies was changed from Delaware to the U.K., whereby Cardtronics plc, a public limited company organized under English law (“Cardtronics plc”), became the new publicly traded corporate parent of the Cardtronics group of companies following the completion of the merger between Cardtronics Delaware and one of its subsidiaries (the “Merger”). The Merger was completed pursuant to the Agreement and Plan of Merger, dated April 27, 2016, the adoption of which was approved by Cardtronics Delaware’s shareholders on June 28, 2016 (collectively, the “Redomicile Transaction”). Pursuant to the Redomicile Transaction, each issued and outstanding common share of Cardtronics Delaware held immediately prior to the Merger was effectively converted into one Class A Ordinary Share, nominal value $0.01 per share, of Cardtronics plc (collectively, “common shares”). Upon completion, the common shares were listed and began trading on The NASDAQ Stock Market LLC under the symbol “CATM,” the same symbol under which common shares of Cardtronics Delaware were formerly listed and traded. The Redomicile Transaction was accounted for as an internal reorganization of entities under common control, and therefore, Cardtronics Delaware’s assets and liabilities have been accounted for at their historical cost basis and not revalued in the transaction.

A large portion of our growth throughout our operating history has been driven by acquisitions as we have expanded our operations in the U.S. and into several other new geographic markets in North America and Europe. Our largest markets are currently the U.S. and the U.K., which on a combined basis, accounted for over 90% of our revenues and profits during 2016. On January 6, 2017, we completed the acquisition of DirectCash Payments Inc. (“DCPayments”), a publicly listed (Toronto Stock Exchange), leading operator of approximately 25,000 ATMs with primary operations in Canada, Australia,

New Zealand, the U.K., and Mexico. On January 31, 2017, we completed the acquisition of Spark ATM Systems (“Spark”), an independent ATM deployer in South Africa, with a growing network of approximately 2,600 ATMs.

From 2001 to 2016, the total number of annual transactions processed within our network of ATMs increased from approximately 19.9 million to approximately 2.1 billion.

Additional Company Information

General information about us can be found on our website at http://www.cardtronics.com. We file annual, quarterly, and current reports as well as other information electronically with the Securities Exchange Commission (“SEC”) under the Exchange Act. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. You may also request an electronic or paper copy of our SEC filings at no cost by writing or telephoning us at the following: Cardtronics plc, Attention: Chief Financial Officer, 3250 Briarpark Drive, Suite 400, Houston, Texas 77042; (832) 308-4000. Information on our website is not incorporated into this 2016 Form 10-K or our other securities filings.

Our Strategy

Our strategy is to leverage the expertise and scale we have built in our largest markets and to continue to expand in those markets. Additionally, we seek to grow in our other markets and expand into new international markets to enhance our position as a leading global provider of automated consumer financial services. We plan to continue partnering with leading financial institutions and retailers to expand our network of conveniently located ATMs. We also intend to expand our capabilities and service offerings to financial institutions, particularly in the U.S., the U.K., Canada, and Australia where we have established businesses and where we are seeing increasing demand from financial institutions for outsourcing of ATM-related services, including, in some cases, management of in-branch ATMs. Additional demand for our products and services in these markets is being driven by the banks reducing the number of physical branches they operate. Additionally, we seek to deploy additional products and services that will further incentivize consumers to utilize our network of ATMs. In the future, we may seek to diversify our revenues beyond services provided by our ATMs. In order to execute our strategy, we endeavor to:

Increase our number of deployed ATMs with existing and new merchant relationships. Certain of our retail customers continue to expand their number of active store locations, either through acquisitions or through new store openings, thus providing us with additional ATM deployment opportunities. Additionally, we seek opportunities to deploy ATMs with new retailers, including retailers that currently do not have ATMs, as well as those that have existing ATM programs, but that are looking for a new ATM provider. We believe our expertise, broad geographic footprint, strong record of customer service, and significant scale positions us to successfully market to and enter into long-term contracts with additional leading merchants. In addition, we believe our existing relationships with leading U.S.- and U.K.-based retailers positions us to expand into international locations where these partners have operations.

Expand our relationships with leading financial institutions. Through our merchant relationships as well as our diverse product and service offerings, we believe we can provide our existing financial institution customers with convenient solutions to fulfill their growing ATM and automated consumer financial services requirements. Further, we believe we can leverage our product offerings to attract additional financial institutions as customers. Services currently offered to financial institutions include branding our ATMs with their logos, on-screen advertising and content management, providing image remote deposit capture, providing surcharge-free access to their cardholders, and providing managed services for their ATM portfolios. Our EFT transaction processing platforms enable us to provide customized control over the content of the information appearing on the screens of our ATMs and ATMs we process for financial institutions, which increases the types of products and services we are able to offer to financial institutions. We also plan to continue growing the number of ATMs and financial institutions participating in our Allpoint network, which drives higher transaction counts and profitability on our existing ATMs and increases our value to the retailers where our ATMs are located through increased foot traffic. As discussed above, we are seeing increasing demand from financial institutions for outsourcing of ATM-related services, as recent industry trends have caused banks to want to reduce their physical footprint and transform their existing branches to focus less on human tellers and increasingly utilize automation, primarily through ATMs, for serving their customers. While outsourcing of ATM-related services for financial institutions is not a significant driver of our revenues today, we believe we currently possess the capabilities to deliver value to financial institutions and plan to focus additional resources to drive growth in this area.

Work with non-traditional financial institutions and card issuers to further leverage our extensive ATM network. We believe there are opportunities to develop or expand relationships with non-traditional financial institutions and card issuers, such as reloadable stored-value debit card issuers and alternative payment networks, which are seeking an extensive and convenient ATM network to complement their card offerings and electronic-based accounts. Additionally, we believe that many of the stored-value debit card issuers in the U.S. can benefit by providing their cardholders with access to our ATM network on a discounted or fee-free basis. For example, through our Allpoint network, we have sold access to our ATM network to issuers of stored-value debit cards to provide their cardholders with convenient, surcharge-free access to cash.

Increase transaction levels at our existing locations. We believe there are opportunities to increase the number of transactions that are occurring today at our existing ATM locations. On average, only a small fraction of the individuals that enter our retail customers’ locations utilize our ATMs. In addition to our existing initiatives that tend to drive additional transaction volumes to our ATMs, such as bank-branding and network-branding, we have developed and are continuing to develop new initiatives to drive incremental transactions to our existing ATM locations. We also operate and continue to develop programs to steer cardholders of our existing financial institution partners and members of our Allpoint network to visit our ATMs in convenient retail locations. These programs may include incentives to cardholders such as coupons and rewards that influence customers to visit our ATMs within our existing retail footprint. While we are in various stages of developing and implementing many of these programs, we believe that these programs, when properly structured, can benefit multiple constituents (i.e., retailers, financial institutions, and cardholders) in addition to driving increased transaction volumes to our ATMs.

Develop and provide additional services at our existing ATMs. Service offerings at ATMs continue to evolve. Certain ATM models are capable of, and currently provide, numerous automated consumer financial services, including bill payments, check cashing, remote deposit capture, money transfers, and stored-value debit card reload services. We believe these additional automated consumer financial services offered by our ATMs, and other machines that we or others may develop, could provide a compelling and cost-effective solution for financial institutions and stored-value debit card issuers looking to provide convenient broader financial services to their customers at well-known retail locations. We also allow advertisers to place their messages on our ATMs equipped with on-screen advertising software in the U.S., Canada, and the U.K. Offering additional services at our ATMs, such as advertising, allows us to create new revenue streams from assets that have already been deployed, in addition to providing value to our customers through beneficial offers and convenient services. We plan to develop additional products and services that can be delivered through our existing ATM network.

Pursue additional managed services opportunities. Over the last several years, we significantly expanded the number of ATMs that are operated under managed services arrangements. Under these arrangements, retailers and financial institutions generally pay us a fixed management fee per ATM and/or a fixed fee per transaction in exchange for handling some or all of the operational aspects associated with operating and maintaining their own ATMs. Surcharge and interchange fees under these arrangements are generally earned by the retailer or the financial institution rather than by us. As a result, in this arrangement type, our revenues are partially protected from fluctuations in transaction levels of these ATMs and changes in network interchange rates. We plan to continue pursuing additional managed services opportunities with leading merchants and financial institutions in the markets in which we operate.

Pursue international growth opportunities. We plan to continue to grow our business in our existing markets and also expect to expand our operations into other international markets where we believe we can leverage our operational expertise, EFT transaction processing platforms, and scale advantages. Our future international expansion, if any, will depend on a number of factors, including the estimated economic opportunity for us, the business and regulatory environment in the international market, our ability to identify suitable business partners in the market and other factors.

Pursue acquisition opportunities. We have historically produced a large part of our growth through acquisitions, and expect to continue to pursue select acquisition opportunities in the future. Over the course of our operating history, we have acquired both full business operations as well as asset acquisitions of ATMs and service contracts in several geographic locations. In January 2017, we completed the acquisition of DCPayments, our largest acquisition to date, in terms of both purchase consideration paid and its projected contribution to revenues and operating profits. During 2017 we plan to integrate this business into our existing operations and realize certain anticipated economic benefits as a result of certain expected revenue and cost synergies.

For additional information related to items that may impact our strategy, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Developing Trends in the ATM and Financial Services Industry.

Our Products and Services

Under our Company-owned arrangement type, we typically provide our merchant customers with all of the services required to operate ATMs, which include monitoring, maintenance, cash management, customer service, and transaction processing. We believe our merchant customers value our high level of service and our 24 hour per day monitoring and accessibility. In connection with the operation of our ATMs under our traditional ATM services model, we earn revenue on a per transaction basis from the surcharge fees charged to cardholders for the convenience of using our ATMs and from interchange fees charged to cardholders’ financial institutions for processing the transactions conducted on our ATMs. As further described below, we also earn revenues on these ATMs based on our relationships with certain financial institutions and our Allpoint network.

Under our merchant-owned arrangement type, we typically provide transaction processing services, certain customer support functions, and settlement services. We generally earn interchange revenue on a per transaction basis in this arrangement. In some cases, the surcharge is earned completely by the merchant, in which case our revenues are derived solely from interchange revenues. In other arrangements, we also share a portion of the surcharge revenues.

For ATMs under managed services arrangements (including transaction processing arrangements), we typically receive a fixed monthly management fee and/or fixed fee per transaction in return for providing the agreed-upon service or suite of services. We do not generally receive surcharge and interchange fees in these arrangements, but rather those amounts are earned by our customer.

We also earn revenues from other services at our ATMs, such as DCC fees, on-screen advertising, and other transaction-based fees, across our various arrangement types.

The following table summarizes the number of ATMs under our various arrangement types as of December 31, 2016:

	ATM Operations
	Company - Owned	Merchant - Owned	Subtotal	Managed Services and Processing	Total
Number of ATMs at period end	65,693	12,868	78,561	124,572	203,133
Percentage	32.4%	6.3%	38.7%	61.3%	100.0%

We have found that the primary factor affecting transaction volumes at a given ATM is its location. Therefore, our strategy in deploying ATMs, particularly those placed under Company-owned arrangements, is to identify and deploy ATMs at locations that provide high visibility and high retail transaction volume. Our experience has demonstrated that the following locations often meet these criteria: convenience stores, gas stations, grocery stores, drug stores, transportation hubs (e.g., airports and train stations), and other major regional and national retail outlets. We have entered into multi-year agreements with many well-known merchants, including Bi-Lo Holdings, LLC, CST Brands (“Corner Store”), Cumberland Farms, Inc., CVS Caremark Corporation (“CVS”), HEB Grocery Company, L.P., The Kroger Co., The Pantry,

Inc. (“Pantry”), Rite Aid Corporation, Safeway, Inc., Speedway LLC (“Speedway”), Sunoco, Inc., Target Corporation, and Walgreens Boots Alliance, Inc. (“Walgreens”) in the U.S.; Bank of Ireland Group, BP p.l.c., BT Group plc, Co-operative Food (“Co-op Food”), Martin McColl Ltd., Network Rail Infrastructure Limited, Royal Dutch Shell plc, Southern Railway Ltd., Tates Ltd., Waitrose Ltd., and Welcome Break Holdings Ltd. in the U.K.; Cadena Comercial OXXO S.A. de C.V. in Mexico; and 7-Eleven, Inc. (“7-Eleven”) as well as Suncor Energy’s retail and wholesale marketing brand (“Petro-Canada”) in Canada.

We generally operate our ATMs under multi-year contracts that provide a recurring and stable source of revenue and typically have an initial term of five to seven years. As of January 31, 2017, our contracts with our top four merchant customers, excluding 7-Eleven in the U.S. which accounts for approximately 18% of our revenues, accounted for approximately 21% of our total revenues and had a weighted average remaining life of approximately 4 years. For additional information related to the risks associated with our customer mix, see Item 1A. Risk Factors - We derive a substantial portion of our revenue from ATMs placed with a small number of merchants. The expiration, termination or renegotiation of any of these contracts with our top merchants, or if one or more of our top merchants were to cease doing business with us, or substantially reduce its dealings with us, could cause our revenues to decline significantly and our business, financial condition and results of operations could be adversely impacted.

Additionally, we enter into arrangements with financial institutions to brand selected Company-owned ATMs with their logos. These bank-branding arrangements allow a financial institution to expand its geographic presence for less than the cost of building a branch location or placing one of its own ATMs at that location and rapidly increase its number of bank-branded ATM sites and improve its competitive position. Under these arrangements, the financial institution’s customers have access to use the bank-branded ATMs without paying a surcharge fee to us. In return, we receive a fixed management fee per ATM from the financial institution, while retaining our standard fee schedule for other cardholders using the bank-branded ATMs. In addition, our bank-branded ATMs typically earn higher interchange revenue as a result of the increased usage of our ATMs by the branding financial institution’s customers and others who prefer to use a bank-branded ATM. In some instances, we have branded an ATM with more than one financial institution. We intend to continue pursuing additional bank-branding arrangements as part of our growth strategy. As of December 31, 2016, we had bank-branding on approximately 22,000 ATMs with approximately 500 financial institutions including BBVA, Citibank, Citizens, Cullen/Frost, Chase, Discover, Santander, TD Bank, and PNC Bank in the U.S., Scotiabank and Santander in Puerto Rico, and Scotiabank, TD Bank, and CIBC in Canada, In Mexico, we partner with Banorte and Scotiabank to place their brands on our ATMs in exchange for certain services provided by them.

In addition to our bank-branding arrangements, we offer financial institutions another type of surcharge-free solution to their cardholders through our Allpoint surcharge-free ATM network. Under the Allpoint network, participating financial institutions pay us either a fixed monthly fee per cardholder or a fixed fee per transaction in exchange for us providing their cardholders with surcharge-free ATM access to approximately 55,000 participating ATMs in our Allpoint network, which includes ATMs throughout the U.S., the U.K., Canada, Puerto Rico, and Mexico. We believe our Allpoint network offers an attractive alternative for financial institutions that lack their own extensive and convenient ATM network, including the issuers of stored-value debit cards.

For additional information related to the amount of revenue contributed by our various service offerings, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Components of Revenues, Costs of Revenues, and Expenses - Revenues.

Segment and Geographic Information

As of December 31, 2016, our operations consisted of our North America, Europe, and Corporate & Other segments. Our North America segment includes ATM operations in all 50 states in the U.S., Puerto Rico, Canada, and Mexico, and accounted for 69.1% of our total revenues for the year ended December 31, 2016. Our Europe segment includes our ATM operations in the U.K., Ireland, Germany, Poland, Spain, and i-design group plc (“i-design”), Europe accounted for 29.0% of our total revenues for the year ended December 31, 2016. Our Corporate & Other segment includes our transaction processing operations and our corporate general and administrative functions and accounted for 1.9% of our total revenues for the year ended December 31, 2016.

In the first quarter of 2016, we reorganized and created the Corporate & Other segment to separately present transaction processing operations from our primary ATM operations and to present our corporate general and administrative functions separately from the North America segment. Additionally, i-design was previously included within the North America segment and due to organizational changes, is now a part of the Europe segment. While both regional reporting segments provide similar kiosk-based and/or ATM-related services, each of the regional segments have been managed separately and require different marketing and business strategies. Similarly, the transaction processing operations and corporate general and administrative functions were also managed separately.

For financial information including revenues, earnings, and total assets of our reporting segments, see Part II. Item 8. Financial Statements and Supplementary Data, Note 20. Segment Information. For additional information related to the risks associated with our international operations, see Item 1A. Risk Factors - We operate in many sovereign jurisdictions across the globe and expect to continue to grow our business in new regions. Operating in different countries involves special risks and our geographic expansion may not be successful, which would result in a reduction of our gross and net profits.

Sales and Marketing

In the U.S., our sales and marketing teams are organized by customer type across retail and financial industries. We have teams focused on developing new relationships with national, regional, and local merchants as well as building and maintaining relationships with our existing merchants and ATM distributors. In addition, we have sales and marketing teams focused on developing and managing our bank-branding and Allpoint relationships with financial institutions and stored-value debit card issuers, as we look to expand the types of services that we offer to such institutions. Our sales and marketing teams also focus on identifying potential managed services opportunities with financial institutions and retailers alike. Additionally, we maintain sales teams in each of the other geographic markets in which we currently operate.

In addition to targeting new business opportunities, our sales and marketing teams support our customer retention and growth initiatives by building and maintaining relationships with our established and recently-acquired merchants. We seek to identify growth opportunities within merchant accounts by analyzing ATM cardholder patterns. We also analyze foot traffic and various demographic data to determine the best opportunities for new ATM placements, as well as the potential drivers for increasing same-store ATM transactions that will positively impact merchant store sales. Employees who focus on sales are typically compensated with a combination of incentive-based compensation and base salary.

Technology

Our technology and operations platforms consist of ATMs, central transaction processing systems, network infrastructure components (including hardware, software, and telecommunication circuits used to provide real-time ATM monitoring, software distribution, and transaction processing services), cash management and forecasting software tools, customer service, and ATM management infrastructure.

Equipment. We purchase our ATMs from global manufacturers, including, but not limited to, NCR Corporation (“NCR”), Nautilus Hyosung, Inc. (“Hyosung”), Diebold Incorporated (“Diebold”), and Triton Systems (“Triton”) and place them in our customers’ locations. The wide range of advanced technology available from these ATM manufacturers provides our customers with advanced features and reliability through sophisticated diagnostics and self-testing routines. All of the ATMs perform basic functions, such as dispensing cash and enabling bank account balance inquiries. Additionally, some of our ATMs provide enhanced financial services transactions, including bill payments, check cashing, remote deposit capture, and money transfers.

Transaction processing. We place significant emphasis on providing quality service with a high level of security and minimal interruption. We have carefully selected support vendors and systems, as well as developed internal professional staff to optimize the performance of our network. Since 2006, we have operated our own EFT transaction processing platforms, which were further expanded with our acquisition of Columbus Data Services, L.L.C. (“CDS”) in 2015. EFT transaction processing enables us to process and monitor transactions on our ATMs and to control the flow and content of information appearing on the screens of such ATMs. We have also implemented new products and services such as foreign currency exchange services, such as DCC, and have introduced targeted marketing campaigns through on-screen advertising.

Internal systems. Our internal systems, including our EFT transaction processing platforms, include multiple layers of security to help protect the systems from unauthorized access. Protection from external sources is provided by the use of hardware- and software- based security features that work to prevent and report unauthorized access attempts. We employ user authentication and security measures at multiple levels. These systems are protected by detailed security rules to only allow appropriate access to information based on the employee’s job responsibilities. Changes to systems are controlled by policies and procedures, with automatic prevention and reporting controls that are placed within our processes. Our real-time connections to the various financial institutions’ authorization systems that allow withdrawals, balance inquiries, transfers, and advanced functionality transactions are accomplished through gateway relationships or direct connections. We use commercially-available and proprietary software that monitors the performance of the ATMs in our network, including details of transactions at each ATM and expenses relating to the ATMs, further allowing us to monitor our on-line availability and financial profitability at each location. We analyze transaction volume and profitability data to determine whether to continue operating at a given site, to determine how to price various operating arrangements with merchants and bank-branding partners, and to create a profile of successful locations to assist us in deciding the best locations for additional deployments.

Product development. In recent years we have made investments to develop new technology which we anticipate will drive transaction volume at our ATMs. In March 2013, we acquired i-design, a Scotland-based company providing technology and marketing services for ATM operators to enable custom screens, graphical receipt content, and advertising and marketing data capture on the ATM. We expect to continue to grow and leverage the products and services of this business within our own network of ATMs and with select external parties. A number of products are in various stages of development, pilot, and rollout.

ATM cash management. Our ATM cash management function uses commercially-available software and proprietary analytical models to determine the necessary fill frequency and cash load amount for each ATM. We project vault cash requirements for our Company-owned and cash-serviced ATMs, taking into consideration its location, the day of the week, the timing of holidays, and other factors such as specific events occurring in the vicinity of the ATM. After receiving a cash order from us, the vault cash provider forwards the request to its vault location nearest to the applicable ATM. Personnel at the vault location then arrange for the requested amount of cash to be set aside and made available for the designated armored courier to access and subsequently transport to the ATM. Our ATM cash management department utilizes data from the vault cash providers, internally-produced data, and a proprietary methodology to confirm daily orders, audit delivery of cash to armored couriers and ATMs, monitor cash balances for cash shortages, coordinate and manage emergency cash orders, and audit costs from both armored couriers and vault cash providers.

In the U.K., we operate our own armored courier operation which we significantly expanded through the acquisition of Sunwin Services Group (“Sunwin”) in November 2014. As of December 31, 2016, this operation was servicing approximately 13,500 of our ATMs in the U.K.

Customer service. We believe one of the factors that differentiates us from our competitors is our customer service responsiveness and proactive approach to managing any downtime experienced by our ATMs. We use an advanced software and highly skilled technicians that monitor our ATMs 24 hours a day for service interruptions and notify our maintenance engineers and vendors for prompt dispatch of necessary service calls.

Finally, we use proprietary software systems to maintain a database of transactions and performance metrics for our ATMs. This data is aggregated into individual merchant and financial institution customer profiles that are accessible by our customer service representatives and managers. We believe our proprietary databases enable us to provide superior quality and reliable customer support, together with information on trends that is valuable to our retail and financial institution partners.

Primary Vendor Relationships

To maintain an efficient and flexible operating structure, we outsource certain aspects of our operations, including cash supply and cash delivery, maintenance, and certain transaction processing services. Due to the large number of ATMs we operate, we believe we have obtained favorable pricing terms from most of our major vendors. We contract for the provision of the services described below in connection with our operations.

Transaction processing. We own and operate EFT transaction processing platforms that utilize proprietary as well as commercially-available software. Historically, our processing efforts have been primarily focused on controlling the flow and content of information on the ATM screen, and we have largely relied on third-party service providers to handle our connections to the EFT networks and to perform certain funds settlement and reconciliation procedures on our behalf. The third-party transaction processors communicate with the cardholder’s financial institution through various EFT networks in order to obtain transaction authorizations and to provide us with the information we need to ensure that the related funds are properly settled. In addition, we have developed a capability to connect to major financial institutions and certain networks on a direct or virtually-direct basis, and we expanded this direct model with our CDS acquisition in 2015. As a result of our past acquisitions, a portion of our withdrawal transactions are currently processed through other third-party processors, with whom the acquired businesses had existing contractual relationships. We plan to convert transaction processing services to our internal EFT transaction processing platforms when economically advantageous to us or as these contracts expire or are terminated.

EFT network services. Our transactions are routed over various EFT networks to obtain authorization for cash disbursements and to provide account balances. EFT networks set the interchange fees that they charge to the financial institutions, as well as the amount paid to us. We attempt to maximize the utility of our ATMs to cardholders by participating in as many EFT networks as practical. Additionally, we own and operate the Allpoint network, the largest surcharge-free network in the U.S. Having this network further enhances our ATM utility by providing certain cardholders surcharge-free access to our ATMs, as well as allowing us to receive network-related economic benefits such as receiving additional transaction-based revenue and setting interchange rates on transactions over this network.

Equipment. We purchase substantially all of our ATMs from a number of global ATM manufacturers, including, but not limited to, NCR, Hyosung, Triton, and Diebold. The large quantity of ATMs that we purchase from these manufacturers enables us to receive favorable pricing and terms. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed about product updates and to receive prompt attention for any technical problems with purchased ATM equipment. The favorable pricing we receive from these manufacturers also allows us to offer certain of our customers an affordable solution to replace their ATMs to be compliant with new regulatory requirements as they arise.

Although we have historically purchased the majority of our ATMs from NCR, we regularly purchase ATMs from other suppliers. In the event of an ATM supply shortage from one supplier, we can shift purchases to another supplier.

Maintenance. We generally contract with third-party service providers for on-site maintenance services in most of our markets. In the U.K., maintenance services are mostly performed by our in-house technicians.

ATM cash management. We obtain cash to fill our Company-owned ATMs, and in some cases merchant-owned and managed services ATMs, under arrangements with various vault cash providers. We pay a monthly fee based on the average outstanding vault cash balances to our primary vault cash providers under a floating rate formula, which is generally based on various benchmark interest rates such as London Interbank Offered Rates (“LIBOR”). In virtually all cases, beneficial ownership of the cash is retained by the vault cash providers, and we have no right to the cash and no access except for the ATMs that are serviced by our wholly-owned armored courier operations in the U.K. While our U.K. armored courier operations have physical access to the cash loaded in the ATMs, beneficial ownership of that cash remains with the vault cash provider at all times. We also contract with third-parties to provide us with certain cash management services, which varies by geography, which may include reporting, armored courier coordination, cash ordering, cash insurance, reconciliation of ATM cash balances, and claims processing with armored couriers, financial institutions, and processors.

For the quarter ended December 31, 2016, we had an average outstanding vault cash balance of approximately $2.3 billion in cash in our North America ATMs under these arrangements with Bank of America, N.A. (“Bank of America”), Wells Fargo, N.A. (“Wells Fargo”), Elan Financial Services (“Elan”) (a division of U.S. Bancorp), and Capital One Financial Corp. (“Capital One”). In Europe, the average outstanding vault cash balance was approximately $1.2 billion for the quarter ended December 31, 2016, which was primarily supplied by Santander, Royal Bank of Scotland (“RBS”), HSBC Holdings plc (“HSBC”), and Barclays PLC (“Barclays”). For additional information related to our vault cash agreements and the related risks, see Item 1A. Risk Factors - We rely on third-parties to provide us with the cash we require to operate many of our ATMs. If these third-parties were unable or unwilling to provide us with the necessary cash to operate our ATMs, we would need to locate alternative sources of cash to operate our ATMs or we would not be able to operate our business.

The vault cash that we are contractually responsible for in all of the jurisdictions in which we operate is insured up to certain per location loss limits and subject to per incident and annual aggregate deductibles through a syndicate of multiple Lloyd’s of London and U.S.-based underwriters.

Cash replenishment. We contract with armored courier services to transport and transfer most of the cash to our ATMs. We use leading third-party armored couriers in all of our jurisdictions except for in the U.K., where we primarily utilize our own armored courier operations. Under these arrangements, the armored couriers pick up the cash in bulk, and using instructions received from us and our vault cash providers, prepare the cash for delivery to each ATM on the designated fill day. Following a predetermined schedule, the armored couriers visit each location on the designated fill day, load cash into each ATM, and then balance each machine and provide cash reporting to the applicable vault cash provider.

Merchant Customers

In each of our markets, we typically deploy our Company-owned ATMs under long-term contracts with major national and regional merchants, including convenience stores, gas stations, grocery stores, drug stores, and other high-traffic locations. Our merchant-owned ATMs are typically deployed under arrangements with smaller independent merchants.

The terms of our merchant contracts vary as a result of negotiations at the time of execution. In the case of Company-owned ATMs, the contract terms vary, but typically include the following:

•	a multi-year term, typically five to seven years;
•	exclusive deployment of ATMs at locations where we install an ATM;
•	the right to increase surcharge fees, with merchant consent required in some cases;
•	in the U.S., our right to terminate or remove ATMs or renegotiate the fees payable to the merchant if surcharge fees or interchange fees are reduced or eliminated as a result of regulatory action; and
•	provisions that make the merchant’s fee dependent on the number of ATM transactions.

Our contracts under merchant-owned arrangements typically include similar terms, as well as the following additional terms:

•	in the U.S., provisions prohibiting or restricting in-store check cashing by the merchant and, in the U.S. and the U.K., the operation of any other cash-back ATMs; and
•	provisions requiring the merchant to operate the ATMs at any time its stores are open for business.

Finally, our managed services contracts are tailored to the needs of the merchant and therefore vary in scope and terms. Under these types of arrangements, our customers determine the location, the surcharge fee, and the services offered while we typically receive a fixed management fee per ATM and/or a fixed fee per transaction.

During the year ended December 31, 2016, we derived approximately 39.2% of our total revenues from ATMs placed at the locations of our top five merchant customers. 7-Eleven in the U.S. is currently the largest merchant customer in our portfolio, representing approximately 18% of our total revenues for the year. The next four largest merchant customers together comprised approximately 21% of our total revenues for the year. 7-Eleven in the U.S. did not renew its ATM placement agreement with us, which expires in July 2017, but has instead entered into a new ATM placement agreement with a related entity of 7-Eleven’s parent company. After 7-Eleven, our next four largest merchant customers were Co-op Food (in the U.K.), Walgreens, CVS, and Speedway, none of which individually contributed more than 6% of our total revenues for the year. In January 2017, Walgreens extended its ATM services agreement with us. Inclusive of the Walgreens extension, the weighted average remaining life of the four largest merchant customers (excluding 7-Eleven in the U.S.) is approximately 4 years. For additional information related to the risks associated with our customer mix, see Item 1A. Risk Factors - We derive a substantial portion of our revenue from ATMs placed with a small number of merchants. The expiration, termination or renegotiation of any of these contracts with our top merchants, or if one or more of our top merchants were to cease doing business with us, or substantially reduce its dealings with us, could cause our revenues to decline significantly and our business, financial condition and results of operations could be adversely impacted.

Seasonality

Our overall business is somewhat seasonal in nature, with generally fewer transactions occurring in the first quarter of the year. Transaction volumes at our ATMs located in regions affected by strong winter weather patterns typically experience declines in volume during winter months as a result of decreases in the amount of consumer traffic through such locations. We usually see an increase in transactions in the warmer summer months, which are also aided by increased vacation and holiday travel. We expect these fluctuations in transaction volumes to continue in the future.

Competition

Historically, we have competed with financial institutions and other independent ATM deployers (commonly referred to as “IADs”) for ATM placements, new merchant accounts, bank-branding, and acquisitions. In 2015 a related entity of 7-Eleven’s parent company entered into an agreement to operate all of the ATMs at the 7-Eleven locations in the U.S. upon the expiration of our ATM placement agreement in July 2017. IADs continue to compete with us for placement rights at merchant locations. Our ATMs compete with the ATMs owned and operated by financial institutions and other IADs for underlying consumer transactions. In certain merchant location types with very high foot traffic, such as airports or major train stations, large arenas or stadiums, we often see competition from large financial institutions as they may contemplate utilizing such locations for marketing and advertising purposes, and in some cases are willing to subsidize the operations of the ATM. Recently, we have seen somewhat less competition from financial institutions seeking to place ATMs directly at merchant locations.

We have established relationships with leading national and regional financial institutions through our bank-branding program and our Allpoint network. Both of these programs can be cost-efficient alternatives to financial institutions in lieu of operating branches and owning and operating extensive ATM networks. We believe the scale of our extensive network, our EFT transaction processing services, and our focus on customer service provide us with competitive advantages for providing services to leading financial institutions.

Through our Allpoint surcharge-free network, we have significantly expanded our relationships with local, regional, and national financial institutions as well as large issuers of stored-value debit card programs. With regard to our Allpoint network, we encounter competition from other organizations’ surcharge-free networks that are seeking to sell their network to retail locations and offer surcharge-free ATM access to issuers of stored-value debit cards, as well as financial institutions that lack large ATM footprints.

We work to continually develop the types of services we provide to financial institutions and merchants, including management of their ATMs. With respect to our managed services offering, we believe we are well-positioned to offer a comprehensive ATM outsourcing solution with our breadth of services, in-house expertise, and network of existing locations that can leverage the economies of scale required to operate an ATM portfolio. There are several large financial services companies, ATM equipment manufacturers, and service providers that currently offer some of the services we provide, with whom we expect to compete directly in this area. In spite of this, we believe that we have unique advantages that will allow us to offer a compelling solution to financial institutions and retailers alike.

We regularly compete for acquisition opportunities in each of the markets in which we operate. Acquisitions have been a consistent part of our strategy and we expect to continue to seek acquisition opportunities in our existing markets and new markets. Typically, competition for acquisitions is from other IADs, financial service or payments businesses, and/or private equity sponsors of ATM portfolios.

Finally, we face indirect competition from alternative payment mechanisms, such as card-based payments or other electronic forms of payment. While we have not been able to detect material direct effects from alternative payment sources on our transaction volumes to date, cash-based payments have declined as a percentage of total payments in our primary geographic markets in recent years. Further expansion in electronic payment forms and the entry of new and less traditional competitors could reduce demand for cash at merchant locations. We expect to continue to face competition from emerging payments technology in the future. See Item 1A. Risk Factors - The proliferation of payment options other than cash, including credit cards, debit cards, stored-value debit cards, and mobile payments options could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs.

Government and Industry Regulation

Our principal business, ATM network ownership and operation, is subject to government (federal, state, or local) and industry regulations. Our failure to comply with applicable laws and regulations could result in restrictions on our ability to provide our products and services in such jurisdictions, as well as the imposition of civil fines. For additional information related to recent regulatory matters that have impacted our operations or are expected to impact us in the future, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Events and Trends.

Risk Management

We have adopted a formalized Enterprise Risk Management program that seeks to identify and manage the major risks we face. The major risks are prioritized and assigned to a member of the management team who develops mitigation plans, monitors the risk activity, and is responsible for implementation of the mitigation plan, if necessary. The risks, plans, and activities are monitored by our management team and Board of Directors on a regular basis.

Employees

As of December 31, 2016, we had 1,734 employees, 139 of which were represented by a union or covered by a collective bargaining agreement. We currently believe our relationships with employees represented by unions are good, and we have not experienced any work stoppages.

ITEM 1A. RISK FACTORS

Risks associated with our industry

The proliferation of payment options other than cash, including credit cards, debit cards, stored-value debit cards, and mobile payments options could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs.

The U.S., the U.K., and other developed markets have seen a shift in consumer payment trends since the late 1990’s, with more customers now opting for electronic forms of payment (e.g., credit cards and debit cards) for their in-store purchases over traditional paper-based forms of payment (e.g., cash and checks). Additionally, some merchants offer free cash back at the point-of-sale (“POS”) for customers that utilize debit cards for their purchases, thus providing an additional incentive for consumers to use these cards. According to the Nilson Report issued in December 2016, the percentage of cash transaction counts in the U.S. declined from approximately 33.8% of all payment transactions in 2010 to approximately 26.8% in 2015, with declines also seen in check usage as credit, debit, and stored-value debit card transactions increased. However, in terms of absolute dollar value, the volume of cash used in payment transactions remained relatively flat at $1.5 trillion from 2010 to 2015. On a same-store basis, we have seen a near flat rate of growth in the number of cash withdrawal transactions conducted on our U.S.-based ATMs and a slightly negative rate of growth in the number of cash withdrawals conducted on our U.K.-based ATMs during the last 12-24 months in recent periods. Additionally, with the January 6, 2017 completion of the acquisition of DCPayments, we now have substantial business operations in Canada and Australia. Our operations in both of these markets have experienced declining ATM transactions on a same-store basis over the last twelve months. The continued growth in electronic payment methods, such as mobile phone payments, could result in a reduced need for cash in the marketplace and ultimately, a decline in the usage of ATMs. New payment technology, such as Venmo, and virtual currencies such as Bitcoin, or other new payment method preferences by consumers could reduce the general population’s need or demand for cash and negatively impact our transaction volumes in the future. The proliferation of payment options and changes in consumer preferences and usage behavior could reduce the need for cash and have a material adverse impact on our operations and cash flows.

Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered in some cases at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues.

Interchange fees, which represented 37.3% of our total ATM operating revenues for the year ended December 31, 2016, are set by the various EFT networks and major interbank networks through which the transactions conducted on our ATMs are routed. These fees vary from one network to the next. As of December 31, 2016, approximately 4% of our total ATM operating revenues were subject to pricing changes by U.S. networks over which we currently have limited influence or where we have no ability to offset pricing changes through lower payments to merchants. During the year ended December 31, 2016, 21% of our total ATM operating revenues were derived from interchange revenues in the U.K., where the significant majority of the interchange revenues we earn are based on rates set by LINK, the major interbank network in that market, based on an annual cost-based study performed by an independent third-party organization. The remainder of reported interchange revenue reflects transaction-based revenues where we have contractually agreed to the rate with a financial institution or network. Accordingly, if some of the networks through which our ATM transactions are routed were to reduce the interchange rates paid to us or increase their transaction fees charged to us for routing transactions across their network, our future transaction revenues could decline.

In past years, certain networks have reduced the net interchange rates paid to ATM deployers for ATM transactions in the U.S. routed across their debit networks through a combination of reducing the transaction rates charged to financial institutions and higher per transaction fees charged by the networks to ATM operators. In addition to the impact of the net interchange rate decrease, we saw certain financial institutions migrate their volume away from some networks to take advantage of the lower pricing offered by other networks, resulting in lower net interchange rates per transaction to us.

Additionally, some consumer groups in the U.S. have expressed concern that consumers using an ATM may not be aware that, in addition to paying the surcharge fee that is disclosed to them at the ATM, their financial institution may also assess an additional fee with regard to that consumer’s transaction. These fees are sometimes referred to as “foreign bank fees” or “out of network fees.” While there are currently no pending legislative actions calling for limits on the amount of interchange fees that can be charged by the EFT networks to financial institutions for ATM transactions or the amount of fees that financial institutions can charge to their customers to offset their interchange expense, there can be no assurance that such legislative actions will not occur in the future. Any potential future network or legislative actions that affect the amount of interchange fees that can be assessed on a transaction may adversely affect our revenues.

Our U.K.-based revenues are also impacted by interchange rates, with the majority of our interchange revenues in that market being earned through the LINK network. LINK sets interchange rates for its participants using a cost-based methodology that incorporates ATM service costs, generally from two years back (i.e., operating costs from 2014 are considered for determining the 2016 interchange rate) and, as a result, the interchange rate can vary year-to-year based on the output of the cost-based study. We have seen the LINK interchange rate move both up and down based on the results of the cost study. While over time, we think this methodology generally enables us to recover our costs and earn a reasonable profit margin, large spikes in costs within a particular time period could adversely impact our profitability in this market as the interchange rates are currently fixed on a calendar year basis. In addition to LINK transactions, certain card issuers in the U.K. have issued cards that are not affiliated with the LINK network, and instead carry the Visa or MasterCard network brands. Transactions conducted on our ATMs from these cards, which currently represent 2% of our annual withdrawal transactions in the U.K., receive interchange fees that are set by Visa or MasterCard, respectively. The interchange rates set by Visa and MasterCard have historically been less than the rates that have been established by LINK. Accordingly, if any major financial institutions in the U.K. were to decide to leave the LINK network in favor of Visa, MasterCard, or another network, and we elected to continue to accept the transactions of their cardholders, such a move could reduce the interchange revenues that we currently receive from the related withdrawal transactions conducted on our ATMs in that market. Additionally, should LINK change its interchange-setting mechanism or should there be a significant change in the LINK scheme or its membership, our U.K. interchange revenues and profits could be adversely impacted. Currently, the LINK interchange rate-setting mechanism is under review with certain members of LINK taking positions arguing for a significantly lower interchange rate. To the extent the LINK interchange rate is lowered, financial institution participation within the network changes, or other changes occur that impact our ATM operations, our revenues and profits may be materially adversely impacted.

Future changes in interchange rates, some of which we have minimal or no control over, could have a material adverse impact on our operations and cash flows.

We operate in a changing and unpredictable regulatory environment, which may harm our business. If we are subject to new regulations or legislation regarding the operation of our ATMs, we could be required to make substantial expenditures to comply with that regulation or legislation, which may reduce our net income and our profit margins.

With its initial roots in the banking industry, the U.S. ATM industry is regulated by the rules and regulations of the federal Electronic Funds Transfer Act, which establishes the rights, liabilities, and responsibilities of participants in EFT systems. The vast majority of states have few, if any, licensing requirements. However, legislation related to the U.S. ATM industry is periodically proposed at the state and local level. In past years, certain members of the U.S. Congress called for a re-examination of fees that are charged for an ATM transaction, although no legislation was passed relative to these matters. As a part of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), the Consumer Financial Protection Bureau was created, and it is possible that this governmental agency could enact new or modify existing regulations that could have a direct or indirect impact on our business. For additional information related to this topic, see the risk factor entitled The passage of legislation banning or limiting the fees we receive for transactions conducted on our ATMs would severely impact our revenues and our operations below.

The Americans with Disabilities Act (“ADA”) requires that ATMs be accessible to and independently usable by individuals with disabilities, such as visually-impaired or wheel-chair bound persons. The U.S. Department of Justice issued accessibility regulations under the ADA that became effective in March 2012. Leading up to this deadline, we took measures to achieve compliance with the ADA for our ATMs, which required us to upgrade and replace a portion of our ATMs. It is possible that future similar regulations may require us to make more substantial expenditures and we may be forced to replace and or stop operating such ATMs until such time as compliance has been achieved.

Additionally, we have been subject to litigation in the past claiming discrimination against certain groups. For example, the National Federation of the Blind (the “NFB”) sought to require us to ensure that all of our ATMs are voice-guided. Effective May 2015, we entered into an amended and restated settlement agreement (the “New Agreement”) with the NFB and the Commonwealth of Massachusetts to resolve outstanding issues arising out of an earlier settlement agreement that pre-dated the issuance of the 2012 ADA accessibility regulations. This New Agreement provides for a process utilizing a court-appointed special master to certify compliance with accessibility features, such as voice guidance and braille stickers, as set forth in either the 2012 ADA regulations or the New Agreement. The New Agreement also calls for monitoring our compliance in the deployment and maintenance of such features on our ATMs and imposes prescribed liquidated damages if we fail to meet any specific requirement. Should we fail to meet the terms of the New Agreement, we could incur significant liquidated damages.

In the U.K., the ATM industry has historically been largely self-regulating. Most ATMs in the U.K. are part of the LINK network and must operate under the network rules set forth by LINK, which operates under the oversight of the Bank of England and its regulatory capacity. However, in March 2013, the U.K. Treasury department issued a formal recommendation to further regulate the U.K. payments industry, including LINK, the nation’s primary ATM scheme. In October 2013, the U.K. government responded by establishing the new Payment Systems Regulator (“PSR”) to oversee any payment system operating in the U.K. and its participants. The new PSR became active in 2015. The PSR commissioned a review of LINK, which has caused several outcomes, including a separation of the processing component of LINK which required us to separately enter into new agreements for certain operational services and other areas under review that could potentially impact our operations.

We are also subject to various regulations in other jurisdictions that we operate in, including Germany, Poland, Spain, Ireland, Mexico, and Canada, and more recently, with the completion of the DCPayments and Spark acquisitions in January 2017, Australia, New Zealand, and South Africa. Due to the numerous regulations in the jurisdictions in which we operate, there is substantial risk to ensuring consistent compliance with the existing regulatory requirements in those jurisdictions. To the extent we are not successful in complying with the existing regulations, it may have an impact on our ability to continue operating in such jurisdictions or adversely impact our profits. In addition, new legislation proposed in any of the jurisdictions that we operate in, or adverse changes in the laws that we are subject to, may materially affect our business through the requirement of additional expenditures to comply with that legislation or other direct or indirect impacts on our business. If regulatory legislation is passed in any of the jurisdictions in which we operate, we could be required to incur substantial expenditures or suffer adverse changes in our business which would reduce our net income.

If we fail to adapt our products and services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology are not successful, we could lose customers or have difficulty attracting new customers, which would adversely impact our revenues and our operations.

The markets for our products and services are characterized by constant technological changes, frequent introductions of new products and services and evolving industry standards. Due to a variety of factors, including but not limited to security features, compatibility between systems and software and hardware components, consumer preferences, industry standards, and other factors, we regularly update the technology components, including software, on our ATMs. These technology upgrade efforts, in some cases, may result in downtime to our ATMs, and as a result, loss of transactions and revenues. Additionally, our ability to enhance our current products and services and to develop and introduce innovative products and services that address the increasingly sophisticated needs of our customers will significantly affect our future success. Our ability to take advantage of opportunities in the market may require us to invest considerable resources adapting our organization and capabilities to support development of products and systems that can support new services or be integrated with new technologies and incur other expenses in advance of our ability to generate revenue from these products and services. These developmental efforts may divert resources from other potential investments in our businesses, management time and attention from other matters, and these efforts may not lead to the development of new products or services on a timely basis. We may not be successful in developing, marketing or selling new products and services that meet these changing demands. In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of these products and services, or our new products and services and enhancements may not adequately meet the demands of the marketplace or achieve market acceptance. If we are unsuccessful in offering products or services that gain market acceptance, it could have an adverse impact on our ability to retain existing customers or attract new ones, which could have a material adverse effect on our revenues and our operations.

Security breaches, including the occurrence of a cyber-incident or a deficiency in our cybersecurity, could harm our business by compromising merchant and cardholder information and disrupting our transaction processing services, thus damaging our relationships with our merchant customers, business partners, and generally exposing us to liability.

As part of our transaction processing services, we electronically process and transmit cardholder information. If a cyber-incident (including accidental or intentional computer or network issues (such as phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, impairment of data integrity, loss of data or other computer assets, adware, or other similar issues)) impairs or shuts down one or more of our computing systems or our IT network, we may suffer harm from our customers, our business partners, the press, and the public at large. Furthermore, companies that process and transmit cardholder information have been specifically and increasingly targeted in recent years by sophisticated criminal organizations in an effort to obtain information and utilize it for fraudulent transactions. The technical and procedural controls we and our partners use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches or other cyber incidents. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. Unauthorized access to our computer systems, or those of our third-party service providers, could result in the theft or publication of the information or the deletion or modification of sensitive records, and could cause interruptions in our operations. Any inability to prevent security breaches could damage our relationships with our merchant and financial institution customers, cause a decrease in transactions by individual cardholders, expose us to liability including claims from merchants, financial institutions, and cardholders, and subject us to network fines. Further, we could be forced to expend significant resources in response to a security breach, including repairing system damage and increasing cyber security protection costs by deploying additional personnel, each of which could divert the attention of our management and key personnel away from our business operations. These claims also could result in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices. We maintain insurance intended to cover some of these risks. However, this insurance may not be sufficient to cover all of our losses from any future breaches of our systems. As a global company, we could be impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy, and data protection across the various jurisdictions in which we operate. An actual security breach or cyber-incident could have a material adverse impact on our operations and cash flows.

Computer viruses or unauthorized software (malware) could harm our business by disrupting our transaction processing services, causing noncompliance with network rules, damaging our relationships with our merchant and financial institution customers, and damaging our reputation causing a decrease in transactions by individual cardholders.

Computer viruses or malware have rapidly spread over the Internet and could infiltrate our systems, thus disrupting our delivery of services, causing delays or loss of data or public releases of confidential data or making our applications unavailable, all of which could have a material adverse effect on our revenues and our operations and cash flows. Although we utilize several preventative and detective security controls in our network, they may be ineffective in preventing computer viruses or malware that could damage our relationships with our merchant and financial institution customers, cause a decrease in transactions by individual cardholders, cause our reputation to be damaged, require us to make significant expenditures to repair or replace equipment, or cause us to be in non-compliance with applicable network rules and regulations.

Regulatory, legislative or self-regulatory/standard developments regarding privacy and data security matters could adversely affect our ability to conduct our business.

We, along with our partners and customers in the financial services area, are subject to a number of laws and regulations. These laws, rules and regulations address a range of issues including data privacy and cyber security, and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data.

In the U.S., the rules and regulations to which we (directly or contractually through our banking partners or our marketers) may be subject include those promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, the Gramm Leach Bliley Act and state cybersecurity and breach notification laws, as well as regulator enforcement positions and expectations.

The European Union (“E.U.”) courts determined in late 2015 that the Safe Harbor mechanism which facilitated data sharing between the E.U. and the U.S. was not in fact compliant with the E.U. data protection regulations, requiring a new robust mechanism, the Privacy Shield. The E.U. authorities agreed to new General Data Protection Regulations (“GDPR”) in 2016. The GDPR provides heightened rights for individuals and increased sanctions for non-compliance with regulations. Additionally, the GDPR further introduces measures that will make data processing and sharing between our European-based businesses and our other businesses more difficult. As required by the GDPR, in 2016 we appointed a Data Protection Officer to oversee and supervise our compliance with European data protection regulations.

Such government regulation (together with applicable industry standards) may increase the costs of doing business. Federal, state, municipal and foreign governments and agencies have adopted and could in the future adopt, modify, apply or enforce laws, policies, regulations, and standards covering user privacy, data security, technologies such as cookies that are used to collect, store and/or process data, marketing online, the use of data to inform marketing, the taxation of products and services, unfair and deceptive practices, and the collection (including the collection of information), use, processing, transfer, storage and/or disclosure of data associated with unique individual internet users. New regulation or legislative actions regarding data privacy and security could have a material adverse impact on our operations and cash flows.

The ATM industry is highly competitive and such competition may increase, which may adversely affect our profit margins.

The ATM business is and can be expected to remain highly competitive. Our principal competition comes from independent ATM companies and financial institutions in all of the countries in which we operate. Our competitors could prevent us from obtaining or maintaining desirable locations for our ATMs, cause us to reduce the revenue generated by transactions at our ATMs, or cause us to pay higher merchant fees, thereby reducing our profits. In addition to our current competitors, new and less traditional competitors may enter the market or we may face additional competition associated with alternative payment mechanisms and emerging payment technologies. Increased competition could result in transaction fee reductions, reduced gross margins, and loss of market share. As a result, the failure to effectively adapt our organization, products, and services to the market could significantly reduce our offerings to gain market acceptance, could significantly reduce our revenue, increase our operating costs, or otherwise adversely impact our operations and cash flows.

The passage of legislation banning or limiting the fees we receive for transactions conducted on our ATMs would severely impact our revenues and our operations.

Despite the nationwide acceptance of surcharge fees at ATMs in the U.S. since their introduction in 1996, consumer activists have from time to time attempted to impose local bans or limits on surcharge fees. Even in the few instances where these efforts have passed the local governing body (such as with an ordinance adopted by the city of Santa Monica, California), U.S. federal courts have overturned these local laws on federal preemption grounds. Although Section 1044 of the Dodd-Frank Act contains a provision that will limit the application of federal preemption with respect to state laws that do not discriminate against national banks, federal preemption will not be affected by local municipal laws, where such proposed bans or limits often arise. Additionally, some U.S. federal officials have expressed concern in previous years that surcharge fees charged by banks and non-bank ATM operators are unfair to consumers. For example, in 2010, an amendment proposing limits on the fees that ATM operators, including financial institutions, can charge consumers was introduced in the U.S. Senate, but was not ultimately included in the final version of the Dodd-Frank Act that was signed into law. We rely on transaction-based revenues in each of our markets and any regulatory fee limits that could be imposed on our transactions may have an adverse impact on our revenues and profits. If legislation were to be enacted in the future in any of our markets, and the amount we were able to charge consumers to use our ATMs was reduced, our revenues and related profitability would be negatively impacted. Furthermore, if such limits were set at levels that are below our current or future costs to operate our ATMs, it would have a material adverse impact on our ability to continue to operate under our current business model and adversely impact our revenues and cash flows.

Potential new currency designs may require modifications to our ATMs that could impact our cash flows.

In the action styled: American Council of the Blind, et. al., v. Timothy F. Geithner, Secretary of the Treasury (Case #1:02-cv-00864) in the U.S. District Court for the District of Columbia (the “Court”) an order was entered that found that U.S. currencies (as currently designed) violated the Rehabilitation Act, a law that prohibits discrimination in government programs on the basis of disability, as the paper currencies issued by the U.S. are identical in size and color, regardless of denomination. As a consequence of this ruling, the U.S. Treasury stated in its semi-annual status report filed with the Court in September 2012, that the Bureau of Engraving and Printing (“BEP”) was making progress towards implementing the Secretary’s decision to provide meaningful access to paper currency by: “(i) adding a raised tactile feature to each Federal Reserve note that the BEP may lawfully redesign, (ii) continuing the BEP’s program of adding large high-contrast numerals and different colors to each denomination that it may lawfully redesign, and (iii) implementing a supplemental currency reader distribution program for blind and other visually impaired U.S. citizens and legal residents.” Of these three steps only the first materially affects the ATM industry. The BEP continues to research the raised tactile feature and is engaged in testing samples in conjunction with the Banknot Equipment Manufactures program; however, previous comments from the U.S. Treasury suggest that raised tactile features on currency are not expected to be in circulation prior to 2020. Until a selection is made and disclosed by the BEP, the impact, if any, this raised tactile feature on the notes will have on the ATM industry (including us), remains unknown. However, it is possible that such a change could require us to incur additional costs, which could be substantial, to modify our ATMs in order to store and dispense notes with raised tactile features.

Additionally, polymer notes were introduced by the Bank of England in 2016 and will be further circulated through 2020. The introduction of these new currency designs has required upgrades to software and physical ATM components on our ATMs in the U.K. Upgrades may result in incremental downtime and incremental capital investments for the affected ATMs. These upgrades will continue during 2017. To date, we have not experienced any material adverse financial or operational impact as a result of the new requirements to handle these new notes but we have not yet completed the upgrade of our ATMs. The Reserve Bank of Australia has also begun issuing redesigned banknotes beginning with the $5 Australian dollar banknote in September 2016, and it will continue issuing redesigned banknotes in additional denominations in subsequent years. The redesigned banknotes include a raised tactile feature to help the blind and visually impaired community distinguish between different denominations of banknotes and a top-to-bottom clear window in which the banknote is transparent. The new banknotes may require upgrades to the software and physical ATM components on our ATMs in Australia, and until all denominations of the banknotes have been released and are available for testing, we may not be able to determine the full upgrade requirements and related costs. Any required upgrades to our ATM machines could require us to incur additional cost, which could be substantial and have a material adverse impact on our operations and cash flows.

Risks associated with our business

We depend on ATM and financial services transaction fees for substantially all of our revenues, and our revenues and profits would be reduced by a decline in the usage of our ATMs or a decline in the number of ATMs that we operate, whether as a result of global economic conditions or otherwise.

Transaction fees charged to cardholders and their financial institutions for transactions processed on our ATMs and multi-function financial services kiosks, including surcharge and interchange transaction fees, have historically accounted for most of our revenues. We expect that transaction fees, including fees we receive through our bank-branding and surcharge-free network offerings, will continue to account for a substantial majority of our revenues for the foreseeable future. Consequently, our future operating results will depend on many factors, including: (i) the market acceptance of our services in our target markets, (ii) the level of transaction fees we receive, (iii) our ability to install, acquire, operate, and retain ATMs, (iv) usage of our ATMs by cardholders, and (v) our ability to continue to expand our surcharge-free and other automated consumer financial services offerings. If alternative technologies to our services are successfully developed and implemented, we may experience a decline in the usage of our ATMs. Surcharge rates, which are largely market-driven and are negotiated between us and our merchant partners, could be reduced over time. Further, growth in surcharge-free ATM networks and widespread consumer bias toward these networks could adversely affect our revenues, even though we maintain our own surcharge-free offerings. Many of our ATMs are utilized by consumers that frequent the retail establishments in which our ATMs are located, including convenience stores, gas stations, malls, grocery stores, drug stores, airports, train stations, and other large retailers. If there is a significant slowdown in consumer spending, and the number of consumers that frequent the retail establishments in which we operate our ATMs declines significantly, the number of transactions conducted on those ATMs, and the corresponding transaction fees we earn, may also decline. Additionally, should banks increase the fees they charge to their customers when using an ATM outside of their network (i.e. out of network or foreign bank fees), this would effectively make transactions at our ATM more expensive to consumers and could adversely impact our transaction volumes and revenues. A decline in usage of our ATMs by cardholders or in the levels of fees received by us in connection with this usage, or a decline in the number of ATMs that we operate, would have a negative impact on our revenues and cash flows and would limit our future growth potential. For additional information related to interchange fees, see the risk factor entitled Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered in some cases at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues above.

We derive a substantial portion of our revenue from ATMs placed with a small number of merchants. The expiration, termination or renegotiation of any of these contracts with our top merchants, or if one or more of our top merchants were to cease doing business with us, or substantially reduce its dealings with us, could cause our revenues to decline significantly and our business, financial condition and results of operations could be adversely impacted.

During the year ended December 31, 2016, we derived approximately 39.2% of our total revenues from ATMs placed at the locations of our top five merchant customers. Our top five merchant customers were 7-Eleven, Co-op Food (in the U.K.), Walgreens, CVS, and Speedway. Our ATM placement agreement with 7-Eleven in the U.S., which is currently the largest merchant customer in our portfolio, comprised approximately 18% of our total revenues for the year. The next four largest merchant customers together comprised approximately 21% of our total revenues for the year. 7-Eleven did not renew its ATM placement agreement with us, which expires in July 2017. We are currently in the process of coordinating the transition of ATM operations at 7-Eleven locations in the U.S. to the new service provider. At this time, we expect the transition to begin in July 2017 and occur over the latter part of 2017. As a result, we expect that our revenues and operating profits associated with this relationship will begin to decline during our third quarter. We expect that the loss of 7-Eleven will likely have a higher negative impact (in percentage terms) on our income from operations relative to the revenue impact, particularly as we transition to the new service provider and the infrastructure required to support the relationship adjusts during the transition period. As a result, we expect that the loss of this merchant will have a significant negative impact on our results from operations and cash flows in 2017 and 2018.

The deinstallation of the 7-Eleven ATMs in the U.S., which we expect to start in the third quarter of 2017, will have a significant impact on many elements of our business operations. In addition to the anticipated loss of revenues and profits associated with this relationship, we expect other impacts as we plan to restructure certain parts of our business to offset the loss of profits associated with this relationship. For example, we expect to eliminate certain positions, which will likely result in higher upfront costs from severance and transition. Additionally, the net book value of the U.S. 7-Eleven ATMs is approximately $19.8 million as of December 31, 2016, and while we expect to reuse the majority of the ATMs with significant carrying values, we could incur a write-off or increased depreciation expense in the future if we are unable to redeploy the ATMs. Furthermore, the timing of the deinstallation schedule is still uncertain as of the date of the filing of this 2016 Form 10-K, and a significant change in the anticipated deinstallation schedule could have a significant impact on our expected results from operations during 2017.

Because a significant percentage of our future revenues and operating income depends upon the successful continuation of our relationship with our top merchant customers the loss of any of our largest merchants, a decision by any one of them to reduce the number of our ATMs placed in their locations, or a decision to sell or close their locations could result in a decline in our revenues or otherwise adversely impact our business operations. Furthermore, if their financial conditions were to deteriorate in the future, and as a result, one or more of these merchants was required to close a significant number of their store locations, our revenues would be significantly impacted. Additionally, these merchants may elect not to renew their contracts when they expire. As of December 31, 2016, the contracts we have with our top five merchant customers, other than 7-Eleven in the U.S., had a weighted average remaining life of approximately 4 years, including the Walgreens contract extension announced in January 2017.

Even if our major contracts are extended or renewed, the renewal terms may be less favorable to us than the current contracts. If any of our largest merchants enters bankruptcy proceedings and rejects its contract with us, fails to renew its contract upon expiration, or if the renewal terms with any of them are less favorable to us than under our current contracts, it could result in a decline in our revenues and profits and have a material adverse impact on our operations and cash flows.

Deterioration in global credit markets, as well as changes in legislative and regulatory requirements, could have a negative impact on financial institutions that we conduct business with.

We have a significant number of customer and vendor relationships with financial institutions in all of our key markets, including relationships in which those financial institutions pay us for the right to place their brands on our ATMs. Additionally, we rely on a small number of financial institution partners to provide us with the cash that we maintain in our Company-owned ATMs and some of our merchant-owned ATMs. Volatility in the global credit markets, such as that experienced in 2008 to 2009, may have a negative impact on those financial institutions and our relationships with them. In particular, if the liquidity positions of the financial institutions with which we conduct business deteriorate significantly, these institutions may be unable to perform under their existing agreements with us. If these defaults were to occur, we may not be successful in our efforts to identify new bank-branding partners and vault cash providers, and the underlying economics of any new arrangements may not be consistent with our current arrangements. Furthermore, if our existing bank-branding partners or vault cash providers are acquired by other institutions with assistance from the Federal Deposit Insurance Corporation (“FDIC”), or placed into receivership by the FDIC, it is possible that our agreements may be rejected in part or in their entirety.

We rely on third-parties to provide us with the cash we require to operate many of our ATMs. If these third-parties were unable or unwilling to provide us with the necessary cash to operate our ATMs, we would need to locate alternative sources of cash to operate our ATMs or we would not be able to operate our business.

In North America, we rely primarily on Bank of America, Wells Fargo, Elan (a division of U.S. Bancorp), and Capital One to provide us with the vault cash that we use in approximately 44,000 of our ATMs where cash is not provided by the merchant. In Europe, we rely primarily on Santander, RBS, HSBC, and Barclays to provide us with the vault cash that we use in approximately 16,000 of our ATMs. For the quarter ended December 31, 2016, we had an average outstanding vault cash balance of approximately $2.3 billion held in our North America ATMs and approximately $1.2 billion in our ATMs in Europe.

Our existing vault cash rental agreements expire at various times through March 2021. However, each provider has the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events, including certain bankruptcy events of us or our subsidiaries, or a breach of the terms of our vault cash provider agreements. Other key terms of our agreements include the requirement that the vault cash providers provide written notice of their intent not to renew. Such notice provisions typically require a minimum of 180 to 360 days’ notice prior to the actual termination date. If such notice is not received, then the contracts will typically automatically renew for an additional one-year period.

If our vault cash providers were to demand return of their cash or terminate their arrangements with us and remove their cash from our ATMs, or if they fail to provide us with cash as and when we need it for our operations, our ability to operate our ATMs would be jeopardized, and we would need to locate alternative sources of vault cash or potentially suffer significant downtime of our ATMs. In the event this was to happen, the terms and conditions of the new or renewed agreements could potentially be less favorable to us, which would negatively impact our results of operations. Furthermore, restrictions on access to cash to fill our ATMs could severely restrict our ability to keep our ATMs operating, and could subject us to performance penalties under our contracts with our customers. A significant reduction in access to the necessary cash to operate our ATMs could have a material adverse impact on our operations and cash flows.

We rely on EFT network providers, transaction processors, armored courier providers, and maintenance providers to provide services to our ATMs. If some of these providers that service a significant number of our ATMs fail or otherwise cease or no longer agree to provide their services, we could suffer a temporary loss of transaction revenues, incur significant costs or suffer the permanent loss of any contract with a merchant or financial institution affected by such disruption in service.

We rely on EFT network providers and have agreements with various transaction processors, armored courier providers, and maintenance providers. These providers enable us to provide card authorization, data capture, settlement, cash management and delivery, and maintenance services to our ATMs. Typically, these agreements are for periods of two or three years each. If we are unable to secure the renewal or replacement of any expiring vendor contracts, or a key vendor fails or otherwise ceases to provide the services for which we have contracted and disruption of service to our ATMs occurs, our relationship with those merchants and financial institutions affected by the disrupted ATM service could suffer.

While we have more than one provider for each of the critical services that we rely on third-parties to perform, certain of these providers currently provide services to or for a significant number of our ATMs. Although we believe we would be able to transition these services to alternative service providers, this could be a time-consuming and costly process. In the event one of such service providers was unable to deliver services to us, we could suffer a significant disruption in our business, which could result in a material adverse impact to our financial results. Furthermore, any disruptions in service in any of our markets, whether caused by us or by third-party providers, may result in a loss of revenues under certain of our contractual arrangements that contain minimum service-level requirements and could result in a material adverse impact on our operations and cash flows.

If we, our transaction processors, our EFT networks or other service providers experience system failures, the products and services we provide could be delayed or interrupted, which would harm our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our EFT transaction processing platforms, third-party transaction processors, telecommunications network systems, and other service providers. Accordingly, any significant interruptions could severely harm our business and reputation and result in a loss of revenues and profits. Additionally, if any interruption is caused by us, especially in those situations in which we serve as the primary transaction processor, such interruption could result in the loss of the affected merchants and financial institutions, or damage our relationships with them. Our systems and operations and those of our transaction processors and our EFT network and other service providers could be exposed to damage or interruption from fire, natural disaster, unlawful acts, terrorist attacks, power loss, telecommunications failure, unauthorized entry, and computer viruses, among other things. We cannot be certain that any measures we and our service providers have taken to prevent system failures will be successful or that we will not experience service interruptions. Should a significant system failure occur, it could have a material adverse impact on our operations and cash flows.

Our armored transport business exposes us to additional risks beyond those currently experienced by us in the ownership and operation of ATMs.

Our armored courier operation in the U.K. delivers cash to and collects residual cash from our ATMs in that market. As of December 31, 2016, we were providing armored courier services to approximately 13,500 of our ATMs in that market and we currently intend to further expand that operation to service additional ATMs. The armored transport business exposes us to significant risks, including the potential for cash-in-transit losses, employee theft, as well as claims for personal injury, wrongful death, worker’s compensation, punitive damages, and general liability. While we seek to prevent the occurrence of these risks and we maintain appropriate levels of insurance to adequately protect us from these risks, there can be no assurance that we will avoid significant future claims or adverse publicity related thereto. Furthermore, there can be no assurance that our insurance coverage will be adequate to cover potential liabilities or that insurance coverage will remain available at costs that are acceptable to us. The availability of quality and reliable insurance coverage is an important factor in our ability to successfully operate this aspect of our operations. A loss claim for which insurance coverage is denied or that is in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Operational failures in our EFT transaction processing facilities could harm our business and our relationships with our merchant and financial institution customers.

An operational failure in our EFT transaction processing facilities could harm our business and damage our relationships with our merchant and financial institution customers. Damage or destruction that interrupts our transaction processing services could also cause us to incur substantial additional expense to repair or replace damaged equipment and could damage our relationship with our customers. We have installed back-up systems and procedures to prevent or react to such disruptions. However, a prolonged interruption of our services or network that extends for more than several hours (i.e., where our backup systems are not able to recover) could result in data loss or a reduction in revenues as our ATMs would be unable to process transactions. In addition, a significant interruption of service could have a negative impact on our reputation and could cause our present and potential merchant and financial institution customers to choose alternative service providers, as well as subject us to fines or penalties related to contractual service agreements and ultimately cause a material adverse impact on our operations and cash flows.

Errors or omissions in the settlement of merchant funds could damage our relationships with our merchant customers and expose us to liability.

We are responsible for maintaining accurate bank account information for certain of our merchant customers and accurate settlements of funds into these accounts based on the underlying transaction activity. This process relies on precise and authorized maintenance of electronic records. Although we have controls in place to help ensure the safety and accuracy of our records, errors or unauthorized changes to these records could result in the erroneous or fraudulent movement of funds, thus damaging our relationships with our merchant customers and exposing us to liability and potentially resulting in a material adverse impact on our operations and cash flows.

Changes in interest rates could increase our operating costs by increasing interest expense under our credit facilities and our vault cash rental costs.

Interest on amounts borrowed under our revolving credit facility is based on a floating interest rate, and our vault cash rental expense is based primarily on floating interest rates. As a result, our interest expense and cash management costs are sensitive to changes in interest rates. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various LIBOR in the U.S., the U.K., Ireland, Germany, Poland, and Spain. In Mexico, the rate is based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”), in Canada, the rate is based on the Bank of Canada’s Bankers Acceptance Rate and the Canadian prime rate, and in Australia, the formula is based on the Bank Bill Swap Rates (“BBSY”). Although we currently hedge a portion of our vault cash interest rate risk related to our operations in the U.S. through December 31, 2022 by using interest rate swap contracts, we may not be able to enter into similar arrangements for similar amounts in the future. We have also entered into interest rate swap contracts in the U.K. through December 31, 2022 to hedge a portion of our vault cash interest rate risk in that market. Any significant future increases in interest rates could have a negative impact on our earnings and cash flow by increasing our operating costs and expenses. For additional information, see Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.

We maintain a significant amount of cash within our Company-owned ATMs, which is subject to potential loss due to theft or other events, including natural disasters.

For the quarter ended December 31, 2016, our average outstanding vault cash balance was approximately $3.5 billion in our ATMs. Any loss of cash from our ATMs is generally our responsibility. We typically require that our service providers, who either transport the vault cash or otherwise have access to the ATM safe, maintain adequate insurance coverage in the event cash losses occur as a result of theft, misconduct, or negligence on the part of such providers. Cash losses at the ATM occur in a variety of ways, such as natural disaster (hurricanes, tornadoes, etc.), fires, vandalism, and physical removal of the entire ATM, defeating the interior safe or by compromising the ATM’s technology components. Because our ATMs are often installed at retail sites, they face exposure to attempts of theft and vandalism. Thefts of cash may be the result of an individual acting alone or as a part of a crime group. We have experienced theft of cash from our ATMs across the geographic regions in which we operate. During the fourth quarter of 2013, in response to increased physical ATM theft attempts and lower profitability on certain ATMs in Mexico, we removed a number of ATMs from service for a period of time to enhance some security features. While we maintain insurance policies to cover a significant portion of any losses that may occur that are not covered by the insurance policies maintained by our service providers, such insurance coverage is subject to deductibles, exclusions, and limitations that may leave us bearing some or all of those losses. Significant cash losses could result in a material adverse impact on our operations and cash flows.

Any increase in the frequency and/or amounts of theft and other losses could negatively impact our operating results by causing higher deductible payments and increased insurance premiums. Additionally, any damage sustained to our merchant customers’ store locations in connection with any ATM-related thefts, if extensive and frequent enough in nature, could negatively impact our relationships with those merchants and impair our ability to deploy additional ATMs in those existing or new locations of those merchants. Certain merchants have requested, and could request in the future, that we remove ATMs from store locations that have suffered damage as a result of ATM-related thefts, thus negatively impacting our financial results. Finally, we have in the past, and may in the future, voluntarily remove cash from certain ATMs on a temporary or permanent basis to mitigate further losses arising from theft or vandalism. Depending on the magnitude and duration of any cash removal, our revenues and profits could be materially and adversely affected.

The election of our merchant customers to not participate in our surcharge-free network offerings could impact the effectiveness of our offerings, which would negatively impact our financial results.

Financial institutions that are members of the Allpoint network pay a fee in exchange for allowing their cardholders to use selected Company-owned and/or managed ATMs on a surcharge-free basis. The success of the Allpoint network is dependent upon the participation by our merchant customers in that network. In the event a significant number of our merchants elect not to participate in that network, the benefits and effectiveness of the network would be diminished, thus potentially causing some of the participating financial institutions to not renew their agreements with us, and thereby negatively impacting our financial results.

We may be unable to effectively integrate our future acquisitions, which could increase our cost of operations, reduce our profitability, or reduce our shareholder value.

We have been an active business acquirer and expect to continue to be active in the future. The acquisition and integration of businesses involves a number of risks. The core risks are in the areas of valuation (negotiating a fair price for the business based on inherently limited due diligence) and integration (managing the complex process of integrating the acquired company’s personnel, products, processes, technology, and other assets so as to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition).

The process of integrating operations is time consuming and could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. The diversion of management’s attention from day-to-day operations, any delays or difficulties encountered in connection with acquisitions, and the integration of the companies’ operations could have an adverse effect on our business, results of operations, financial condition or prospects. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds, and combining different corporate cultures. Further, if we cannot successfully integrate an acquired company’s internal control over financial reporting, the reliability of our consolidated financial statements may be impaired and we may not be able to meet our reporting obligations under applicable law. Any such impairment or failure could cause investor confidence and, in turn, the market price of our common shares, to be materially adversely affected.

In addition, even if we are able to integrate acquired businesses successfully, we may not realize the full benefits of the cost efficiency or synergies, or other benefits that we anticipated when selecting our acquisition candidates or that these benefits will be achieved within a reasonable period of time. We may be required to invest significant capital and resources after an acquisition to maintain or grow the business that we acquire. Further, acquired businesses may not achieve anticipated revenues, earnings, or cash flows. Any shortfall in anticipated revenues, earnings, or cash flows could require us to write down the carrying value of the intangible assets associated with any acquired company, which would adversely affect our reported earnings.

Since May 2001, we have acquired numerous ATM businesses, a surcharge-free ATM network, a technology product offering that complements our surcharge-free offering, an ATM installation company in the U.K., a Scotland-based provider and developer of marketing and advertising software and services for ATM owners, a U.K.-based provider of secure cash logistics and ATM maintenance, and a transaction processor in the U.S. We have made acquisitions to obtain the assets of deployed ATM networks and the related businesses and their infrastructure, as well as for strategic reasons to enhance the capability of our ATMs and expand our service offerings. We currently anticipate that our future acquisitions, if any, will likely reflect a mix of asset acquisitions and acquisitions of businesses, with each acquisition having its own set of unique characteristics. In the future, we may acquire businesses outside of our traditional areas, which could introduce new risks and uncertainties. To the extent that we elect to acquire an existing company or the operations, technology, and the personnel of the company, we may assume some or all of the liabilities associated with the acquired company and face new and added challenges integrating such acquisition into our operations.

On January 6, 2017, we completed the acquisition of DCPayments with significant operations in Canada, Australia, New Zealand, and the U.K. Due to the size of the acquisition, which is the largest in our history, and the complexity involved to manage and integrate the business across several geographic locations, there are special risks involved with this particular acquisition. To the extent that we are unable to successfully operate or integrate this business, we could incur additional costs or suffer an impairment in the valuation of the business.

We operate in many sovereign jurisdictions across the globe and expect to continue to grow our business in new regions. Operating in different countries involves special risks and our geographic expansion may not be successful, which would result in a reduction of our gross and net profits.

Upon completion of the DCPayments acquisition on January 6, 2017 and the Spark acquisition on January 31, 2017, we have operations in the U.S., the U.K., Germany, Spain, Ireland, Poland, Mexico, Canada, Australia, New Zealand, and South Africa. We expect to continue to expand in the countries in which we currently operate, and potentially into other countries as opportunities arise. We currently report our consolidated results in U.S. dollars and under generally accepted accounting principles in the U.S. (“U.S. GAAP”) and expect to do so for the foreseeable future. Operating in various distinct jurisdictions presents a number of risks, including:

•

exposure to currency fluctuations, including the risk that our future reported operating results could be negatively impacted by unfavorable movements in the functional currencies of our international operations relative to the U.S. dollar, which represents our consolidated reporting currency. Recently our reported results have been significantly adversely impacted by a strengthening of the U.S. dollar relative to other currencies where we operate and in particular, the British pound;

•	the imposition of exchange controls, which could impair our ability to freely move cash;

•

difficulties in complying with the different laws and regulations in each country and jurisdiction in which we operate, including unique labor and reporting laws and restrictions on the collection, management, aggregation, and use of information;

•

unexpected changes in laws, regulations, and policies of foreign governments or other regulatory bodies, including changes that could potentially disallow surcharging or that could result in a reduction in the amount of interchange or other transaction-based fees that we receive;

•	unanticipated political and social instability that may be experienced;
•	rising crime rates in certain of the areas we operate in, including increased incidents of crimes on our ATMs and against store personnel where our ATMs are located;
•	difficulties in staffing and managing foreign operations, including hiring and retaining skilled workers in those countries in which we operate;
•	decreased ATM usage related to decreased travel and tourism in the markets that we operate in;
•	exposure to corruption in jurisdictions where we operate; and
•	potential adverse tax consequences, including restrictions on the repatriation of foreign earnings.

Any of these factors could have a material adverse impact on us and reduce the revenues and profitability derived from our international operations and thereby adversely impact our consolidated operations and cash flows.

The U.K. referendum result in favor of exit from the European Union could adversely affect us and our shareholders.

In a referendum held on June 23, 2016, British citizens approved an exit of the U.K. from the E.U. As a significant portion of our operations are located in the U.K. and our parent company is incorporated in the U.K., we face potential risks associated with the exit process and effects and uncertainties around its implementation. The U.K. Government is currently progressing legislation that would result in it triggering Article 50 of the Treaty on the European Union, notifying the European Council of the U.K.’s intention to leave. This notification will begin a two-year time period for the U.K. and the remaining E.U. member states to negotiate a withdrawal agreement. There can be no certainty as to the form or timing of any withdrawal agreement. In relation to our redomicile into the U.K., the exit process from the E.U. and implementation of the resulting changes could materially and adversely affect the tax, tax treaty, currency, operational, legal, and regulatory regime and macro-economic environment in which we operate. In relation to our other European operations and businesses, we face similar risks. The effect of any of these risks, were they to materialize, is difficult to quantify, but could materially increase our operating and compliance costs and materially affect our tax position or business, results of operations, and financial position. Further, uncertainty around the form and timing of any withdrawal agreement could lead to adverse effects on the economy of the U.K., other parts of Europe, and the rest of the world, which could have an adverse economic impact on our operations. The U.K.’s planned exit has recently impacted foreign currency exchange rates. As a substantial portion of our business is U.K.-based, if the British pound remains weak or further weakens, relative to the U.S. dollar, our reporting currency, it will adversely impact our reported results from operations.

We derive a significant portion of our revenues and profits from bank-branding relationships with financial institutions. A decline in these revenues as a result of changes in financial institution demand for this service may have a significant negative impact to our results.

Bank-branding drives a significant portion of our revenues, and if this product offering were to become less attractive to financial institutions whereby we lost a significant amount of existing contracts, it could have a material impact on our revenues and profits. In addition, consolidations within the banking industry may impact our bank-branding relationships as existing bank-branding customers are acquired by other financial institutions, some of which may not be existing bank-branding customers. Our bank-branding contracts could be adversely affected by such consolidations.

If we experience impairments of our goodwill or other intangible assets, we will be required to record a charge to earnings, which may be significant.

We have a large amount of goodwill and other intangible assets and are required to perform periodic assessments for any possible impairment for accounting purposes. As of December 31, 2016, we had goodwill and other intangible assets of $654.3 million, or 47.9% of our total assets. Additionally, as a result of the acquisition of DCPayments, completed on

January 6, 2017, we expect to add a substantial amount of additional goodwill and other intangible assets. We periodically evaluate the recoverability and the amortization period of our intangible assets under U.S. GAAP. Some of the factors that we consider to be important in assessing whether or not impairment exists include the performance of the related assets relative to the expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. These factors and assumptions, and any changes in them, could result in an impairment of our goodwill and other intangible assets. In the event we determine our goodwill or amortizable intangible assets are impaired, we may be required to record a significant charge to earnings in our consolidated financial statements, which would negatively impact our results of operations and that impact could be material.

We have a significant amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants, and make payments on our indebtedness.

As of December 31, 2016, our outstanding indebtedness was $502.5 million, which represents 52.4% of our total book capitalization of $959.5 million. Additionally, as a result of the acquisition of DCPayments, completed on January 6, 2017, we added a substantial amount of additional indebtedness to finance the purchase of this business. Our indebtedness could have important consequences. For example, it could:

•

make it difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the indentures governing our senior subordinated notes and the agreements governing our other indebtedness;

•

require us to dedicate a substantial portion of our cash flow in the future to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes;

•	limit our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions, and adverse changes in government regulation; and
•

limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy, research and development costs, or other purposes.

Any of these factors could materially and adversely affect our business, results of operations, and cash flows. We cannot assure shareholders that our business will generate sufficient cash flow from operations or that future borrowings, including those under our credit facilities, will be available in an amount sufficient to pay our indebtedness. If we do not have sufficient earnings or capital resources to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money, delay investment and capital expenditures, or sell equity or debt securities, none of which we can guarantee we will be able to do on commercially reasonable terms or at all.

The terms of our credit agreement and the indentures governing our senior notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Our credit agreement and the indentures governing our senior notes include a number of covenants that, among other items, restrict or limit our ability to:

•	sell or transfer property or assets;
•	pay dividends on or redeem or repurchase shares;
•	merge into or consolidate with any third-party;
•	create, incur, assume, or guarantee additional indebtedness;
•	create certain liens;
•	make investments;
•	engage in transactions with affiliates;
•	issue or sell preferred shares of restricted subsidiaries; and
•	enter into sale and leaseback transactions.

In addition, we are required by our credit agreement to adhere to certain covenants and maintain specified financial ratios. While we currently have the ability to borrow the full amount available under our credit agreement, as a result of these ratios, we may be limited in the manner in which we conduct our business in the future and may be unable to engage in favorable business activities or finance our future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business and prevent us from fulfilling our debt obligations. A failure to comply with the covenants or financial ratios could result in an event of default. In the event of a default under our credit agreement, the lenders could exercise a number of remedies, some of which could result in an event of default under the indentures governing the senior notes. An acceleration of indebtedness under our credit agreement would also likely result in an event of default under the terms of any other financing arrangement we have outstanding at the time. If any or all of our debt were to be accelerated, we cannot assure shareholders that our assets would be sufficient to repay our indebtedness in full. If we are unable to repay any amounts outstanding under our bank credit facility when due, the lenders will have the right to proceed against the collateral securing our indebtedness. Such actions could have a material adverse impact on our operations and cash flows. For additional information related to our credit agreement and indentures, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Facilities.

The fundamental change and make-whole fundamental change provisions associated with our $250.0 million of 1.00% convertible senior notes due December 2020 (“Convertible Notes”) may delay or prevent an otherwise beneficial takeover attempt of us.

The fundamental change purchase rights, which will allow holders of our Convertible Notes to require us to purchase all or a portion of their notes upon the occurrence of a fundamental change, and the provisions requiring an increase to the conversion rate for conversions in connection with certain other circumstances may delay or prevent a takeover of us or the removal of current management that might otherwise be beneficial to investors.

We may not have the ability to raise the funds necessary to pay the amount of cash due upon conversion of the Convertible Notes, if relevant, or upon the occurrence of a fundamental change as described in our convertible indentures, and our debt may contain limitations on our ability to pay cash upon conversion or required purchase of the Convertible Notes.

Upon the occurrence of a fundamental change, holders of our Convertible Notes may require us to purchase, for cash, all or a portion of their Convertible Notes at a fundamental change purchase consideration specified within the convertible note indentures. There can be no assurance that we will have sufficient financial resources, or will be able to arrange financing, to pay the fundamental change purchase consideration if holders submit their Convertible Notes for purchase by us upon the occurrence of a fundamental change or to pay the amount of cash (if any) due if holders surrender their Convertible Notes for conversion. In addition, the occurrence of a fundamental change may cause an event of default under agreements governing us or our subsidiaries’ indebtedness. Agreements governing any future debt may also restrict our ability to make any of the required cash payments even if we have sufficient funds to make them. Furthermore, our ability to purchase the Convertible Notes or to pay cash (if any) due upon the conversion of the Convertible Notes may be limited by law or regulatory authority. In addition, if we fail to purchase the Convertible Notes or to pay the amount of cash (if any) due upon conversion of the Convertible Notes, we will be in default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which in turn may result in the acceleration of other indebtedness we may then have. If the repayment of the other indebtedness were to be accelerated, we may not have sufficient funds to repay that indebtedness and to purchase the Convertible Notes or to pay the amount of cash (if any) due upon conversion.

Noncompliance with established EFT network rules and regulations could expose us to fines and penalties and could negatively impact our results of operations. Additionally, new EFT network rules and regulations could require us to expend significant amounts of capital to remain in compliance with such rules and regulations.

Our transactions are routed over various EFT networks to obtain authorization for cash disbursements and to provide account balances. These networks include Star, Pulse, NYCE, Cirrus (MasterCard), and Plus (Visa) in the U.S., and LINK in the U.K., among other networks. We utilize various other EFT networks in our other geographic locations. EFT networks set the interchange fees that they charge to the financial institutions, as well as the amounts paid to us. Additionally, EFT networks, including MasterCard and Visa, establish rules and regulations that ATM providers, including ourselves, must comply with in order for member cardholders to use those ATMs. Failure to comply with such rules and regulations could expose us to penalties and/or fines, which could negatively impact our financial results. The payment networks rules and regulations are generally subject to change and they may modify their rules and regulations from time to time. Our inability to react to changes in the rules and regulations or the interruption or application thereof, may result in the substantial disruption of our business.

In October 2016, MasterCard commenced a liability shift for U.S. ATM transactions on EMV-issued cards used at non-EMV-compliant ATMs in the U.S. We are currently in the process of upgrading our U.S. Company-owned ATMs to enable the EMV standard and also deploy additional software to enhance our ATM functionality and security. Due to the significant operational challenges of enabling EMV and other hardware and software enhancements across the majority of our U.S. ATMs, which comprises many types and models of ATMs, together with potential compatibility issues with various processing platforms, we have recently and may continue to experience increased downtime in our U.S. ATMs in 2017. As a result of this potential downtime, we could suffer lost revenues or incur penalties with certain of our contracts. We also may incur increased charges from networks associated with actual or potentially fraudulent transactions and may also incur additional administrative overhead costs to support the handling of an increased volume of disputed transactions. We also may experience a higher rate of unit count or transaction attrition for our merchant-owned ATMs and ATMs for which we process transactions, as a result of this standard, as we may elect to entirely block certain ATMs or certain transaction types for merchant-owned ATMs that are not EMV-enabled in the future. Visa has also announced plans for a liability shift to occur starting in October 2017 for all transaction types on all EMV-issued cards in the U.S. Noncompliance with the EMV standard or other network rules could have a material adverse impact on our operations and cash flows.

The majority of the electronic debit networks over which our transactions are conducted require sponsorship by a bank, and the loss of any of our sponsors and our inability to find a replacement may cause disruptions to our operations.

In each of the geographic segments in which we operate, bank sponsorship is required in order to process transactions over certain networks. In all of our markets, our ATMs are connected to financial transaction switching networks operated by organizations such as Visa and MasterCard. The rules governing these switching networks require any company sending transactions through these switches to be a bank or a technical service processor that is approved and monitored by a bank. As a result, the operation of our ATM network in all of our markets depends on our ability to secure these “sponsor” arrangements with financial institutions. In the U.S., our largest geographic segment by revenues, bank sponsorship is required on the significant majority of our transactions and we rely on our sponsor banks for access to the applicable networks. In the U.K., only international transactions require bank sponsorship. In Mexico, all ATM transactions require bank sponsorship, which is currently provided by our banking partners in the country. In Canada and Germany, bank sponsorships are also required and are obtained through our relationships with third-party processors. If our current sponsor banks decide to no longer provide this service, or are no longer financially capable of providing this service as may be determined by certain networks, it may be difficult to find an adequate replacement at a cost similar to what we incur today, or potentially, we could incur a temporary service disruption for certain transactions in the event we lose or do not retain bank sponsorship, which may negatively impact our profitability and may prevent us from doing business in that market.

If we lose key personnel or are unable to attract additional qualified personnel as we grow, our business could be adversely affected.

We are dependent upon the ability and experience of a number of key personnel who have substantial experience with our operations, the rapidly changing automated consumer financial services industry, and the geographical segments in which we operate. It is possible that the loss of the services of one or a combination of several of our senior executives would have an adverse effect on our operations, if we are not able to find suitable replacements for such persons in a timely manner. Unexpected turnover in key leadership positions within the Company may adversely impact our ability to manage the Company efficiently and effectively, could be disruptive and distracting to management and may lead to additional departures of existing personnel, any of which could adversely impact our business. Any adverse change in our reputation, whether as a result of decreases in revenue or a decline in the market price of our common shares, could affect our ability to motivate and retain our existing employees and recruit new employees. Our success also depends on our ability to continue to attract, manage, motivate and retain other qualified management, as well as technical and operational personnel as we grow. We may not be able to continue to attract and retain such personnel in the future, which could adversely impact our business.

We are subject to laws and regulations across many jurisdictions, changes to which could increase our costs and individually or in the aggregate adversely affect our business.

We conduct business in many countries. As a result, we are subject to laws and regulations which affect our operations in a number of areas. Laws and regulations affect our business in many ways including, but not limited to, areas of labor, advertising, consumer protection, real estate, billing, e-commerce, promotions, quality of services, intellectual property ownership and infringement, tax, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy requirements, anti-competition, environmental, health, and safety.

Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation could have a material adverse effect on our business, financial condition and results of operations. We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations or our policies and procedures.

We operate in several jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and other similar anti-corruption laws.

Our business operations in countries outside the U.S. are subject to anti-corruption laws and regulations, including restrictions imposed by the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption laws in other jurisdictions, such as the U.K. Bribery Act, generally prohibit companies and their intermediaries from paying or promising to pay government officials, political parties, or political party officials for the purpose of obtaining, retaining, influencing, or directing business. We operate in parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, compliance with anti-corruption laws may conflict with local customs and practices.

Our employees and agents may interact with government officials on our behalf, including interactions necessary to obtain licenses and other regulatory approvals necessary to operate our business, import or export equipment and resolve tax disputes. These interactions create a risk that actions may occur that could violate the FCPA or other similar laws.

Although we have implemented policies and procedures designed to ensure compliance with local laws and regulations as well as U.S. laws and regulations, including the FCPA, there can be no assurance that all of our employees, consultants, contractors and agents will abide by our policies. If we are found to be liable for violations of the FCPA or similar anti-corruption laws in international jurisdictions, either due to our own acts or out of inadvertence, or due to the acts or inadvertence of others, we could suffer from criminal or civil penalties which could have a material and adverse effect on our business, results of operations, financial condition, and cash flows.

If we are unable to adequately protect our intellectual property, we may lose a valuable competitive advantage or be forced to incur costly litigation to protect our rights. Additionally, if we face claims of infringement we may be forced to incur costly litigation.

Our success depends, in part, on developing and protecting our intellectual property. We rely on copyright, patent, trademark and trade secret laws to protect our intellectual property. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners and customers to establish and protect our intellectual property and similar proprietary rights. While we expect these agreements and arrangements to be honored, we cannot assure shareholders that they will be and, despite our efforts, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors. Agreements entered into for that purpose may not be enforceable or provide us with an adequate remedy. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our applications and services are made available. Any litigation relating to the defense of our intellectual property, whether successful or unsuccessful, could result in substantial costs to us and potentially cause a diversion of our resources.

In addition, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. We may expose ourselves to additional liability if we agree to indemnify our customers against third party infringement claims. If the owner of intellectual property establishes that we are, or a customer which we are obligated to indemnify is, infringing its intellectual property rights, we may be forced to change our products or services, and such changes may be expensive or impractical, or we may need to seek royalty or license agreements from the owner of such rights. In the event a claim of infringement against us is successful, we may be required to pay royalties to use technology or other intellectual property rights that we had been using, or we may be required to enter into a license agreement and pay license fees, or we may be required to stop using the technology or other intellectual property rights that we had been using. We may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable amount of time. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to us and potentially cause a diversion of our resources.

We are subject to business cycles, seasonality, and other outside factors that may negatively affect our business.

Our overall business is subject to seasonal variations. Transaction volumes at our ATMs located in regions affected by strong winter weather patterns typically experience declines in volume during those months as a result of decreases in the amount of consumer traffic through such locations. With the majority of our ATMs located in the northern hemisphere, we expect to see slightly higher transactions in the warmer summer months from May through August, which are also aided by increased vacation and holiday travel. As a result of these seasonal variations, our quarterly operating results may fluctuate and could lead to volatility in the price of our shares. In addition, a recessionary economic environment could reduce the level of transactions taking place on our networks, which could have a material adverse impact on our operations and cash flows.

U.K. regulatory approval of the DCPayments acquisition has not yet been obtained, delaying expected synergies in the U.K.; failure to obtain such approval could weaken the financial performance of the DCPayments acquisition under our ownership.

We are pursuing regulatory approval of the DCPayments acquisition with the U.K. Competition and Markets Authority (the “CMA”). Our ability to extract expected synergies from the combined U.K. business is delayed until such approval is obtained. The CMA only has oversight over the U.K. portion of the acquisition, which accounted for approximately 17% of DCPayments’ consolidated revenues during the nine months ended September 30, 2016. In order to secure approval from the CMA, we may be required to divest certain ATMs or self-impose other conditions, and any such divestment or other conditions could negatively impact the performance of the acquisition.

Cardtronics plc may be treated as a U.S. corporation for U.S. federal income tax purposes and could be liable for substantial additional U.S. federal income taxes in the event our redomicile to the U.K. is successfully challenged by the U.S. Internal Revenue Service (“IRS”).

For U.S. federal income tax purposes, a corporation is generally considered a tax resident in the jurisdiction of its incorporation or organization. Because Cardtronics plc is incorporated under English law, it should be considered a U.K., and not a U.S., tax resident under these general rules. However, Section 7874 of the Code provides that a corporation organized outside the U.S. that acquires substantially all of the assets of a corporation organized in the U.S. (including through a merger) will be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes if (i) the shareholders of the acquired U.S. corporation own at least 80% (of either the voting power or value) of the share of the acquiring foreign corporation after the acquisition and (ii) the acquiring foreign corporation’s “expanded affiliated group” does not have substantial business activities in the country in which the acquiring foreign corporation is organized relative to the expanded affiliated group’s worldwide activities (“substantial business activities” or the “SBA Test”). Pursuant to the Redomicile Transaction, Cardtronics plc indirectly acquired all of Cardtronics Delaware’s assets, and Cardtronics Delaware shareholders held 100% of the value of Cardtronics plc by virtue of their prior share ownership of Cardtronics Delaware immediately after the Redomicile Transaction. As a result, the Cardtronics plc expanded affiliated group (which includes Cardtronics Delaware and its subsidiaries) must have had substantial business activities in the U.K.

for Cardtronics plc to avoid being treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Code. In order for the Cardtronics plc expanded affiliated group to have satisfied the SBA Test, at least 25% of the employees (by headcount and compensation), assets, and gross income of such group must have been based, located, and derived, respectively, in the U.K. as of the dates and for relevant periods under the Code sections.

Cardtronics plc believes it fully satisfied the SBA Test and performed rigorous analysis to support this conclusion. However, the application of Section 7874 of the Code is not entirely clear in all situations, and while we believe the SBA Test was fully satisfied, there is no assurance that the IRS or a court will agree. Furthermore, there have been legislative proposals to expand the scope of U.S. corporate tax residence and there could be changes to the Code (including Section 7874 of the Code) or the U.S. Treasury Regulations that could result in Cardtronics plc being treated as a U.S. corporation or otherwise have adverse consequences. Such statutory or regulatory provisions could have retroactive application.

If it were determined that Cardtronics plc should be taxed as a U.S. corporation for U.S. federal income tax purposes, Cardtronics plc could be liable for substantial additional U.S. federal income taxes. Additionally, the U.K. could continue to tax Cardtronics plc as a U.K. tax resident for U.K. tax purposes, and thus Cardtronics plc and its shareholders could be subject to taxation in both the U.S. and the U.K.

Certain expected benefits of the Redomicile Transaction may not be realized.

U.S. Congress, the U.S. Treasury, and the IRS have aggressively objected to outbound redomiciliation transactions and have expressed a strong desire to prevent them with broad-based rules. Certain of these objections could limit our ability to efficiently engage in certain transactions after the Redomicile Transaction (including, potentially, entering into agreements and closing acquisitions of unrelated U.S. target companies in consideration for Ordinary Shares (as defined in Item 1. Business - Organizational and Operational History) of Cardtronics plc for at least 36 months after the Redomicile Transaction). Additionally, future changes in English law, its tax rates, its territorial taxation system, its “controlled foreign corporation” rules, its tax treaties or otherwise, and changes in the U.S. tax system (including the scope, basis, and rate of taxation), could also adversely impact the benefits that we expect to achieve from having completed the Redomicile Transaction.

The Redomicile Transaction may not allow us to effectively manage our tax risks and costs.

We cannot provide any assurances as to what our ongoing tax costs and rate will be because of, among other things, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as changes in U.S. and other tax laws. Our actual effective tax costs and rate may vary from our expectation and that variance may be material. Additionally, the tax laws of the U.K. and other jurisdictions could change in the future, and such changes could cause a material change in our tax costs and our worldwide effective tax rate.

We also could be subject to audits conducted by tax authorities, and the resolution of such audits could significantly impact our tax costs and rate in future periods, as would any reclassification or other matter (such as changes in applicable accounting rules) that increases the amounts we have provided for income taxes in our consolidated financial statements. There can be no assurance that we would be successful in attempting to mitigate the adverse impacts resulting from any changes in law, audits and other matters. Our inability to mitigate the negative consequences of any changes in the law, audits, and other matters could cause our effective tax rate to increase and our results of operations to suffer.

Risks associated with our common shares

Our operating results have fluctuated historically and could continue to fluctuate in the future, which could affect our ability to maintain our current market position or expand.

Our operating results have fluctuated in the past and may continue to fluctuate in the future as a result of a variety of factors, many of which are beyond our control, including the following:

•	changes in general economic conditions and specific market conditions in the ATM and financial services industries;

•	changes in payment trends and offerings in the markets in which we operate;
•	changes in consumers’ preferences for cash as a payment vehicle;
•	competition from other companies providing the same or similar services that we offer;
•	changes in the mix of our retail partners;
•	the timing and magnitude of operating expenses, capital expenditures, and expenses related to the expansion of sales, marketing, and operations, including as a result of acquisitions, if any;
•	the timing and magnitude of any impairment charges that may materialize over time relating to our goodwill, intangible assets, or long-lived assets;
•	changes in the general level of interest rates in the markets in which we operate;
•	changes in regulatory requirements associated with the ATM and financial services industries;
•	changes in the mix of our current services;
•	changes in the financial condition and credit risk of our customers;
•	any adverse results in litigation by us or by others against us;
•	our inability to make payments on our outstanding indebtedness as they become due;
•	our failure to successfully enter new markets or the failure of new markets to develop in the time and manner we anticipate;
•	acquisitions, strategic alliances, or joint ventures involving us or our competitors;
•	terrorist acts, theft, vandalism, fires, floods, or other natural disasters;
•	additions or departures of key personnel;
•	changes in the financial condition and operational execution of our key vendors and service providers;
•	changes in tax rates or tax policies in the jurisdictions in which we operate; and
•

exposure to currency fluctuations, including the risk that our future reported operating results could be negatively impacted by unfavorable movements in the functional currencies of our international operations relative to the U.S. dollar, which represents our consolidated reporting currency.

Any of the foregoing factors could have a material adverse effect on our business, results of operations, and financial condition. Although we have experienced revenue growth in recent years, this growth rate is not necessarily indicative of future operating results. A relatively large portion of our expenses are fixed in the short-term, particularly with respect to personnel expenses, depreciation and amortization expenses, and interest expense. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. Additionally, beginning in July 2017, the loss of our current largest customer, 7-Eleven in the U.S., will have a material adverse impact on our financial results. As such, comparisons to prior periods should not be relied upon as indications of our future performance.

We may issue additional common shares or instruments convertible into common shares, which may materially and adversely affect the market price of our common shares and the trading price of our Convertible Notes.

We may conduct future offerings of our common shares or other securities convertible into our common shares to fund acquisitions, finance operations or for general corporate purposes. In addition, we may elect to settle the conversion of our outstanding Convertible Notes in common shares, and we may also issue common shares under our equity awards programs. The market price of our common shares or the trading price of the Convertible Notes could decrease significantly if we conduct such future offerings, if any of our existing shareholders sells a substantial amount of our common shares or if the market perceives that such offerings or sales may occur. Moreover, any issuance of additional common shares will dilute the ownership interest of our existing common shareholders, and may adversely affect the ability of holders of our Convertible Notes to participate in any appreciation of our common shares.

The accounting method for convertible debt securities that may be settled in cash could have a material effect on our reported financial results.

Under U.S. GAAP, an entity must separately account for the debt component and the embedded conversion option of convertible debt instruments that may be settled entirely or partially in cash upon conversion, such as our Convertible Notes, in a manner that reflects the issuer’s economic interest cost. The effect of the accounting treatment for such instruments is that the value of such embedded conversion option is treated as an original issue discount for purposes of accounting for the debt component of the Convertible Notes, and that original issue discount is amortized into interest expense over the term of the Convertible Notes using an effective yield method. As a result, we are required to record non-cash interest expense as a result of the amortization of the effective original issue discount to the Convertible Notes’ face amount over the term of the notes. Accordingly, we report lower net income in our financial results because of the recognition of both the current period’s amortization of the debt discount and the Convertible Notes’ coupon interest.

Under certain circumstances, convertible debt instruments that may be settled entirely or partially in cash are evaluated for their impact on earnings per share utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the notes are accounted for as if the number of common shares that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be certain that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share could be adversely affected.

In addition, if the conditional conversion feature of the notes is triggered, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Our articles of association include mandatory offer provisions that may be viewed as less favorable to shareholders, including with respect to takeover matters.

Although we are not currently subject to the U.K. Takeover Code, certain provisions similar to the mandatory offer provisions and certain other aspects of the U.K. Takeover Code were specifically approved and included in our articles of association that were adopted at the special meeting of shareholders of Cardtronics Delaware held in June 2016 in connection with the Redomicile Transaction. As a result, except as permitted by our articles of association, (including acquisitions with the consent of our Board of Directors or with prior approval by the independent shareholders at a general meeting) a shareholder, together with persons acting in concert, would be at risk of certain Board of Directors sanctions if they acquired 30% or more of our issued shares without making a voluntary offer for all of the issued and outstanding shares (not already held by the acquirer) that is in cash (or accompanied by a full cash alternative) and otherwise in accordance with the provisions of the U.K. Takeover Code (as if the U.K. Takeover Code applied to us). The ability of shareholders to retain their shares upon completion of an offer for our entire issued share capital may depend on whether the Board of Directors subsequently agrees to propose a court-approved scheme of arrangement that would, if approved by our shareholders, compel minority shareholders to transfer or surrender their shares in favor of the offeror or, if the offeror acquires at least 90% of the shares. In that case, the offeror can require minority shareholders to accept the offer under the ‘squeeze-out’ provisions in our articles of association. The mandatory offer provisions in our articles of association could have the effect of discouraging the acquisition and holding of interests of 30% or more of our issued shares and encouraging those shareholders who may be acting in concert with respect to the acquisition of shares to seek to obtain the recommendation of our Board of Directors before effecting any additional purchases. In addition, these provisions may adversely affect the market price of our shares or inhibit fluctuations in the market price of our shares that could otherwise result from actual or rumored takeover attempts.

English law generally provides for increased shareholder approval requirements with respect to certain aspects of capital management.

English law provides that a board of directors may generally only allot shares with the prior authorization of shareholders and such authorization must specify the maximum nominal value of the shares that can be allotted and can be granted for a maximum period of five years, each as specified in the articles of association or the relevant shareholder resolution. English law also generally provides shareholders with preemptive rights when new shares are issued for cash. It is possible, however, for the articles of association, or shareholders in a general meeting, to exclude preemptive rights, if coupled with a general authorization to allot shares. Such an exclusion of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, or from the date of the shareholder resolution, as applicable.

English law also generally prohibits a company from repurchasing its own shares by way of “off market purchases” without the prior approval of shareholders by ordinary resolution (i.e., majority of votes cast). Such authority can be granted for a maximum period of up to five years. English law prohibits us from conducting “on market purchases” as our shares will not be traded on a recognized investment exchange in the U.K.

Prior to the Redomicile Transaction, resolutions were adopted to authorize the allotment of a certain amount of shares, exclude certain preemptive rights and permit off market purchases of up to 15% of our shares in issue immediately after the effective time of the Redomicile Transaction, but these authorizations will expire in 2021 unless renewed by our shareholders prior to the expiration date.

We cannot assure shareholders that situations will not arise where such shareholder approval requirements for any of these actions would deprive our shareholders of substantial capital management benefits.

English law requires that we meet certain additional financial requirements before we declare dividends and repurchase shares.

We do not currently have the ability to declare dividends in any material amount. Under English law, with limited exceptions, we will only be able to declare dividends or repurchase shares out of “distributable reserves” on Cardtronics plc’s stand-alone balance sheet, without regard to its consolidated financial statements. While we have no current plans for future dividend payments or share repurchases, in order to create distributable reserves we may at a future annual meeting of shareholders offer a resolution to approve a proposed reduction of capital and, upon approval, undertake a customary court-approved capital reduction procedure in the U.K. that would enable the payment of dividends or share repurchases if and when determined by our Board of Directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our North America segment includes offices throughout the U.S., Mexico, and Canada. The principal executive offices utilized by our North America and Corporate & Other segments are located at 3250 Briarpark Drive, Suite 400, Houston, Texas 77042. We lease 62,249 square feet of office space for our principal executive offices.

Specifically related to our North America segment, we lease 44,258 square feet of office and warehouse space in north Houston and other office space in Bethesda, Maryland; Whippany, New Jersey; Minnetonka, Minnesota; Rohnert Park, California; Chandler, Arizona; Peoria, Illinois; and Bloomington, Illinois for other regional offices. Our North America segment also leases office space in Mexico City, Mexico, Mississauga, Ontario, and Ottawa, Ontario. As a result of the DCPayments acquisition, completed January 6, 2017, we now lease office space in Calgary, Alberta, Montreal, Quebec, Winnipeg, Manitoba, and Vancouver, British Columbia.

We also lease 44,067 square feet in the Dallas, Texas area, where we manage our EFT transaction processing platforms in support of our Corporate & Other segment.

In Europe, we lease office spaces in and near London, U.K. for our ATM operations and various other locations throughout the U.K. to support our cash-in-transit operations and other business activities. We also have European offices in Trier, Germany, Warsaw, Poland, and Barcelona, Spain. For our i-design ATM advertising operations, we lease office space in Dundee, Scotland.

Also as a result of the DCPayments and Spark acquisitions, we lease space in Australia in Melbourne, Perth, Sydney, and Queensland and in Cape Town, South Africa.

Our facilities are leased pursuant to operating leases for various terms and we believe they are adequate for our current use. We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.

ITEM 3. LEGAL PROCEEDINGS

For additional information related to our material pending legal and regulatory proceedings and settlements, see Part II. Item 8. Financial Statements and Supplementary Data, Note 17. Commitments and Contingencies.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on The NASDAQ Global Select Market under the symbol “CATM.” As of February 16, 2017, the majority of our shareholders held their shares in “street name” by a nominee of the Depository Trust Company.

Quarterly share prices. The following table reflects the quarterly high and low sales prices of our common shares as reported on The NASDAQ Stock Market LLC:

	High	Low
2016
Fourth Quarter	$55.67	$47.35
Third Quarter	47.48	40.01
Second Quarter	41.12	35.09
First Quarter	36.19	28.52

2015
Fourth Quarter	$38.68	$32.29
Third Quarter	37.07	32.18
Second Quarter	39.87	36.29
First Quarter	39.77	33.61

Dividend information. We have historically not paid, nor do we anticipate paying, dividends with respect to our common shares. For additional information related to our restrictions on our ability to pay dividends, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Facilities and Item 8. Financial Statements and Supplementary Data, Note 10. Long-Term Debt.

Share performance graph. The following graph compares the five-year total return to holders of Cardtronics plc’s common shares, the NASDAQ Composite index (the “Index”), and a customized peer group of 17 companies that includes: (i) ACI Worldwide, Inc. (ACIW), (ii) Acxiom Corporation (ACXM), (iii) CSG Systems International, Inc. (CSGS), (iv) Earthlink Inc. (ELNK), (v) Euronet Worldwide, Inc. (EEFT), (vi) Fair Isaac Corp. (FICO), (vii) Everi Holdings Inc. (EVRI), (viii) Global Payments, Inc. (GPN), (ix) Jack Henry & Associates, Inc. (JKHY), (x) NeuStar, Inc. (NSR), (xi) SS&C Technologies Holdings, Inc. (SSNC), (xii) WEX, Inc. (WEX), (xiii) Vantiv Inc. (VNTV), (xiv) Total Systems Services, Inc. (TSS), (xv) VeriFone Systems, Inc. (PAY), (xvi) MoneyGram International, Inc. (MGI), and (xvii) Blackhawk Network Holdings, Inc. (HAWK) (collectively, the “Peer Group”). We selected the Peer Group companies because they are publicly traded companies that: (i) have the same Global Industry Classification Standard classification, (ii) earn a similar amount of revenues, (iii) have similar market values, and (iv) provide services that are similar to the services we provide.

The performance graph was prepared based on the following assumptions: (i) $100 was invested in our common shares, in our Peer Group, and the Index on December 31, 2011, (ii) investments in the Peer Group are weighted based on the returns of each individual company within the group according to their market capitalization at the beginning of the period, and (iii) dividends were reinvested on the relevant payment dates. The share price performance included in this graph is historical and not necessarily indicative of future share price performance.

The following graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

	12/11	12/12	12/13	12/14	12/15	12/16
Cardtronics plc	$100.00	$87.73	$160.57	$142.57	$124.35	$201.66
NASDAQ Composite	$100.00	$116.41	$165.47	$188.69	$200.32	$216.54
Peer Group	$100.00	$112.89	$165.48	$169.60	$208.91	$220.99

ITEM 6. SELECTED FINANCIAL DATA

The following table reflects selected financial data derived from our consolidated financial statements. As a result of acquisitions of businesses during the years presented below, our financial results are not comparable in all periods. Additionally, these selected historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, excluding share and per share information and number of ATMs)
Consolidated Statements of Operations Data:
Revenues and Income:
Total revenues	$1,265,364	$1,200,301	$1,054,821	$876,486	$780,449
Income from operations (1)	146,379	139,917	104,639	82,601	90,507
Net income (2)(3)	87,910	65,981	35,194	20,647	43,262
Net income attributable to controlling interests and available to common shareholders (2)(3)	87,991	67,080	37,140	23,816	43,591
Per Share Data:
Basic net income per common share (2)(3)	$1.95	$1.50	$0.83	$0.52	$0.97
Diluted net income per common share (2)(3)	$1.92	$1.48	$0.82	$0.52	$0.96
Basic weighted average shares outstanding	45,206,119	44,796,701	44,338,408	44,371,313	43,469,175
Diluted weighted average shares outstanding	45,821,527	45,368,687	44,867,304	44,577,635	43,875,332

Consolidated Balance Sheets Data:
Total cash and cash equivalents	$73,534	$26,297	$31,875	$86,939	$13,861
Total assets	1,364,696	1,319,935	1,247,566	1,048,711	765,852
Total long-term debt and capital lease obligations, including current portion (4)	502,539	568,331	604,473	483,022	351,779
Total shareholders’ equity	456,935	369,793	286,535	247,114	148,804

Consolidated Statements of Cash Flows Data:
Cash flows from operating activities	$270,275	$256,553	$188,553	$183,557	$136,388
Cash flows from investing activities	(139,203)	(209,562)	(336,881)	(266,740)	(113,764)
Cash flows from financing activities	(78,942)	(48,520)	99,248	154,988	(14,084)

Operating Data (Unaudited):
Total number of ATMs (at period end):
ATM operations	78,561	77,169	78,217	66,984	56,395
Managed services and processing, net (5)	124,572	112,622	31,989	13,610	6,365
Total number of ATMs (at period end)	203,133	189,791	110,206	80,594	62,760

Total transactions (excluding Managed services and processing, net)	1,358,409	1,251,626	1,040,241	860,062	704,809
Total cash withdrawal transactions (excluding Managed services and processing)	848,394	759,408	617,419	521,282	443,312

(1)

The year ended December 31, 2013 includes $8.7 million in nonrecurring property tax expense related to a change in assessment methodology in the U.K. Additionally, the years ended December 31, 2016, 2015, 2014, and 2013 include $9.5 million, $27.1 million, $18.1 million, and $15.4 million, respectively, in acquisition and divestiture-related costs.

(2)	The year ended December 31, 2013 includes $13.8 million in income tax expense related to the restructuring of our U.K. business.
(3)	The year ended December 31, 2016 includes $13.7 million of expenses associated with the redomicile of our parent company to the U.K., which was completed on July 1, 2016.
(4)

Our long-term debt as of December 31, 2016 consists of outstanding borrowings under our revolving credit facility, our 5.125% Senior Notes due 2022 (“Senior Notes”), and our Convertible Notes. The Senior Notes are reported in the accompanying Consolidated Balance Sheets at a carrying value of $247.4 million, as of December 31, 2016, which represents the principal balance of $250.0 million less the capitalized debt issuance costs of $2.6 million. The Convertible Notes are reported in the accompanying Consolidated Balance Sheets at a carrying value of $241.1 million, as of December 31, 2016, which represents the principal balance of $287.5 million less the unamortized discount and capitalized debt issuance costs of $46.4 million. We adopted the new accounting guidance applicable to the classification of capitalized debt issuance costs and now present these deferred financing costs related to our Convertible Notes and Senior Notes as a direct deduction from the carrying amount of the related debt liabilities. This reclassification has been applied retrospectively to all prior year periods presented.

(5)

The notable increase in the Managed services and processing, net ATM machine count in 2015 is primarily attributable to the July 1, 2015 acquisition of CDS and the incremental number of transacting ATMs for which CDS provides processing services.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. Known material factors that could cause actual results to differ materially from those in the forward-looking statements are those described in Part I. Item 1A. Risk Factors. Additionally, you should read the following discussion together with the consolidated financial statements and the related notes included in Item 8. Financial Statements and Supplementary Data.

Our discussion and analysis includes the following topics:

•	Strategic Outlook
•	Developing Trends in the ATM and Financial Services Industry
•	Recent Events and Trends
•	Components of Revenues, Cost of Revenues, and Expenses
•	Results of Operations
•	Non-GAAP Financial Measures
•	Liquidity and Capital Resources
•	Critical Accounting Policies and Estimates
•	New Accounting Pronouncements Issued but Not Yet Adopted
•	Commitments and Contingencies
•	Off Balance-Sheet Arrangements

Strategic Outlook

Over the past several years, we have expanded our operations through acquisitions, continued to deploy ATMs in high-traffic locations under contracts with well-known retailers, expanded our relationships with leading financial institutions through growth of the Allpoint surcharge-free ATM network and bank-branding programs, and made strategic acquisitions and investments to expand new product offerings and capabilities of our ATMs. We also intend to expand our capabilities and service offerings to financial institutions, as we are seeing increasing demand from financial institutions for outsourcing of ATM-related services due to cost efficiency advantages that we have, higher service levels that we are able to deliver, and the role that our ATMs can play in maintaining physical presence for customers due to the reduction of physical branches by financial institutions.

We have completed several acquisitions in the last five years, including, but not limited to: (i) eight U.S.-based ATM operators, expanding our ATMs in both multi-unit regional retail chains and individual merchant ATM locations in the U.S., (ii) two Canadian ATM operators which allowed us to enter into and expand our presence in Canada, (iii) Cardpoint Limited (“Cardpoint”) in August 2013, which further expanded our U.K. ATM operations and allowed us to enter into the German market, (iv) Sunwin in November 2014, which further expanded our cash-in-transit and maintenance servicing capabilities in the U.K. and allowed us to acquire and operate ATMs located at Co-op Food stores, and (v) other less significant ATM asset and contract acquisitions. In addition to these ATM acquisitions, we have also made strategic acquisitions including: (i) LocatorSearch in August 2011, a U.S. leading provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate, and convenient ATM location based on the service they seek, (ii) i-design in March 2013, a Scotland-based provider and developer of marketing and advertising software and services for ATM operators, and (iii) CDS in July 2015, a leading independent transaction processor for ATM deployers and payment card issuers, providing solutions to ATM sales and service organizations and financial institutions. In January 2017, we completed the acquisitions of DCPayments, a leading ATM operator with primary operations in Canada, Australia, New Zealand, and the U.K., and Spark, an independent ATM deployer operating in South Africa.

While we will continue to explore potential acquisition opportunities in the future as a way to grow our business, we also expect to continue expanding our ATM footprint organically, and launch new products and services that will allow us to further leverage our existing ATM network. We see opportunities to expand our operations through the following efforts:

•	increasing the number of deployed ATMs with existing and new merchant relationships;
•	expanding our relationships with leading financial institutions;
•	working with financial institutions and card issuers to further leverage our extensive ATM network;
•	increasing transaction volume at our existing locations;
•	developing and providing additional services at our existing ATMs;
•	pursuing additional managed services opportunities; and
•	pursuing international growth opportunities.

For additional information related to each of our strategic points above, see Part I. Item 1. Business - Our Strategy.

Developing Trends in the ATM and Financial Services Industry

Reduction of physical branches by financial institutions in the U.S., the U.K., and other geographies. Due primarily to the expansion of services available through digital channels, such as online and mobile, and preferences by the financial institutions customers towards these digital channels, many financial institutions have been de-emphasizing traditional physical branches. Therefore, banks have been reducing the number of physical branches they operate. However, financial institution customers still consider convenient access to ATMs to be an important criteria for maintaining an account with a particular financial institution. The closing of physical branches generally results in a removal of the ATMs that were at the closed branch locations and may create a void in physical presence for that financial institution. This creates an opportunity for us to provide the financial institution’s customers with convenient access to ATMs and to work with the financial institutions to preserve branded or unbranded physical points of presence through our ATM network.

Increase in surcharge-free offerings in the U.S. Many U.S. national and regional financial institutions aggressively compete for market share, and part of their competitive strategy is to increase their number of customer touch points, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their cardholders. While owning and operating a large ATM network would be a key strategic asset for a financial institution, we believe it would be uneconomical for all but the largest financial institutions to own and operate an extensive ATM network. Bank-branding of ATMs and participation in surcharge-free networks allow financial institutions to rapidly increase surcharge-free ATM access for their customers at a substantially lower cost than owning and operating ATM networks. These factors have led to an increase in bank-branding and participation in surcharge-free ATM networks, and we believe that there will be continued growth in such arrangements.

Managed services. While many financial institutions (and some retailers) own and operate significant networks of ATMs that serve as extensions of their branch networks and increase the level of service offered to their customers, large ATM networks are costly to own and operate and typically do not provide significant revenue for financial institutions or retailers. Owning and operating a network of ATMs is not a core competency for the majority of financial institutions or retailers; therefore, we believe there is an opportunity for a large non-bank ATM owner/operator, such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an arrangement could reduce a financial institution and retailer’s operating costs while extending their customer service. Additionally, we believe there are opportunities to provide selected ATM-related services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs.

Growth in other automated consumer financial services. The majority of all ATM transactions in the U.S. are cash withdrawals, with the remainder representing other banking functions such as balance inquiries, transfers, and deposits. We believe that there are opportunities for a large non-bank ATM owner/operator, such as ourselves, to provide additional financial services to customers, such as bill payments, check cashing, remote deposit capture, money transfers, and stored-value debit card reload services. These additional automated consumer financial services could result in additional revenue streams for us and could ultimately result in increased profitability. However, it would require additional capital expenditures on our part to offer these services more broadly than we currently do.

Increase in usage of stored-value debit cards. In the U.S., we have seen a proliferation in the issuance and acceptance of stored-value debit cards as a means for consumers to access their cash and make routine retail purchases over the past ten years. Based on published studies, the value loaded on stored-value debit cards such as open loop network-branded money and financial services cards, payroll and benefit cards, and social security cards is expected to continue to increase in the next few years.

We believe that our network of ATMs, located in well-known retail establishments throughout the U.S., provides a convenient and cost-effective way for stored-value cardholders to access their cash and potentially conduct other financial services transactions. Furthermore, through our Allpoint network, we partner with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, and we are able to provide the users of those cards convenient, surcharge-free access to their cash. We believe that the number of stored-value debit cards being issued and in circulation has increased significantly over the last several years and represents a growing portion of our total withdrawal transactions at our ATMs in the U.S.

Growth in other markets. In most regions of the world, ATMs are less common than in the U.S. and the U.K. We believe the ATM industry will grow faster in certain international markets, as the number of ATMs per capita in those markets increases and begins to approach the levels in the U.S. and the U.K. In addition, there has been a trend toward growth of non-branch ATMs in the other geographic markets in which we operate, including Germany, which we entered into during 2013 through the Cardpoint acquisition.

•

United Kingdom. The U.K. is the largest ATM market in Europe. According to LINK (which connects the ATM networks of all the U.K. ATM operators), approximately 71,000 ATMs were deployed in the U.K. as of December 2016, of which approximately 40,000 were operated by non-banks. Similar to the U.S., electronic payment alternatives have gained popularity in the U.K. in recent years. However, cash is still the primary payment method preferred by consumers, representing approximately 60% of spontaneous payments above £1.00 according to the U.K. Payments Council’s Consumer Payments 2016 publication. Due to the maturing of the ATM market, we have seen both the number of ATM deployments and withdrawals slow in recent years, and there has been a shift from fewer pay-to-use ATMs to more free-to-use ATMs. We significantly expanded in the U.K. during 2013 through the acquisition of Cardpoint, and during 2014 through the acquisition of Sunwin and a new ATM placement agreement with Co-op Food. In July 2016, we acquired approximately 300 ATMs, along with certain ATM operating agreements for service rights with various retailers where the ATMs are located. We expect to further expand our operations in this market through new locations with existing merchant customers and with new merchants with whom we may acquire relationships and other growth strategies.

•

Germany. We entered the German market in August 2013 through our acquisition of Cardpoint. The German ATM market is highly fragmented and may be under-deployed, based on its population’s high use of cash relative to other markets in which we operate, such as the U.S. and the U.K. There are approximately 59,000 ATMs in Germany that are largely deployed in bank branch locations. This fragmented and potentially under-deployed market dynamic is attractive to us, and as a result, we believe there are a number of opportunities for growth in this market.

•

Canada. We entered the Canadian market in October 2011 through a small acquisition, and further expanded our presence in the country through another small acquisition in December 2012. In January 2017, we significantly expanded our operations in Canada through our acquisition of DCPayments. We expect to continue to grow our number of ATM locations in this market. Our recent organic growth in this market has been primarily through a combination of new merchant and financial institution partners. As we continue to expand our footprint in Canada, we plan to seek additional partnerships with financial institutions to implement bank-branding and other financial services, similar to our bank-branding and surcharge-free strategy in the U.S.

•

Mexico. According to the Central Bank of Mexico, as of September 2016 there were approximately 46,000 ATMs operating throughout the country, most of which were owned by national and regional financial institutions. Due to a series of governmental and network regulations over the past few years that have been mostly detrimental to us, together with increased theft attempts on our ATMs in this market, we have slowed our expansion in this market in recent years. However, we remain poised and able to selectively pursue opportunities with retailers and financial institutions in the region, and believe there are currently opportunities to grow this business profitability. We also increased our operations in Mexico through the DCPayments acquisition in January 2017.

•

Poland. In March 2015, Poland became our third European market, following the U.K. and Germany. Our expansion into Poland was achieved through expansion with a key European merchant customer. We plan to continue to grow in this market through additional merchant relationships and financial institution partnerships.

•

Ireland and Spain. In April 2016, through close coordination with a major convenience/fuel retailer, we entered the Ireland market. In addition, we launched our business in Spain in October 2016 joining a top Spain ATM network and signing agreements to provide ATMs at multiple retail chains. We plan to continue to grow in these markets through additional merchant and financial institution relationships.

•

Australia and New Zealand. In January 2017, in connection with our acquisition of DCPayments, we obtained operations in Australia and New Zealand, and now are the largest independent ATM operator in Australia. We plan to continue to grow in this market.

•

South Africa. In January 2017, in connection with our acquisition of Spark, we obtained operations in South Africa. Spark is a leading independent ATM deployer in South Africa and we expect to expand in this market with retailers and financial institutions.

Increase in surcharge rates. As financial institutions in the U.S. increase the surcharge rates charged to non-customers for the use of their ATMs, it enables us to increase the surcharge rates charged on our ATMs in selected markets and with certain merchant customers as well. We also believe that higher surcharge rates in the market make our surcharge-free offerings more attractive to consumers and other financial institutions. In 2009 and 2010, we saw broad increases in surcharge rates in the industry. Over the last few years, we have seen a slowing of surcharge rate increases and expect to see generally modest increases in surcharge rates in the near future.

Decrease in interchange rates. The interchange rates paid to independent ATM deployers, such as ourselves, are in some cases set by the various EFT networks and major interbank networks through which the transactions conducted on our ATMs are routed. In past years, certain networks have reduced the net interchange rates paid to ATM deployers for ATM transactions in the U.S. routed across their debit networks through a combination of reducing the transaction rates charged to financial institutions and higher per transaction fees charged by the networks to ATM operators. In addition to the impact of the net interchange rate decrease, we saw certain financial institutions migrate their volume away from some networks to take advantage of the lower pricing offered by other networks, resulting in lower net interchange rates per transaction to us. If financial institutions move to take further advantage of lower interchange rates, or if networks reduce the interchange rates they currently pay to ATM deployers or increase their network fees, our future revenues and gross profits could be negatively impacted. We have taken measures to mitigate our exposure to interchange rate reductions by networks, including, but not limited to: (i) where possible, routing transactions through a preferred network such as the Allpoint network, where we have influence over the per transaction rate, (ii) negotiating directly with our financial institution partners for contractual interchange rates on transactions involving their customers, (iii) developing contractual protection from such rate changes in our agreements with merchants and financial institution partners, and (iv) negotiating pricing directly with certain networks. As of December 31, 2016, approximately 4% of our total ATM operating revenues were subject to pricing changes by U.S. networks over which we currently have limited influence or where we have no ability to offset pricing changes through lower payments to merchants.

Interchange rates in the U.K. are primarily set by LINK, the U.K.’s major interbank network. LINK sets these rates annually using a cost-based methodology that incorporates ATM service costs from two years back (i.e., operating costs from 2015 are considered for determining the 2017 interchange rate). In addition to LINK transactions, certain card issuers in the U.K. have issued cards that are not affiliated with the LINK network, and instead carry the Visa or MasterCard network brands. Transactions conducted on our ATMs from these cards, which currently represent 2% of our annual withdrawal transactions in the U.K., receive interchange fees that are set by Visa or MasterCard, respectively. The interchange rates set by Visa and MasterCard have historically been less than the rates that have been established by LINK. Recently some of the major financial institutions that participate in LINK have expressed concern about the LINK interchange rate and have commenced efforts to significantly lower the interchange rate. Accordingly, if any major financial institutions in the U.K. were to decide to leave the LINK network in favor of Visa, MasterCard, or another network, and we elected to continue to accept the transactions of their cardholders, such a move could reduce the interchange revenues that we currently receive from the related withdrawal transactions conducted on our ATMs in that market. For additional information related to the developments regarding LINK, see Part I. Item 1A. Risk Factors.

Recent Events and Trends

Withdrawal transaction and revenue trends - U.S. Many financial institutions are reducing the number of branches they own and operate to reduce their operating costs, giving rise to a need for automated banking solutions, such as ATMs. Bank-branding of our ATMs and participation in our surcharge-free network allow financial institutions to rapidly increase and maintain surcharge-free ATM access for their customers at a substantially lower cost than owning and operating an ATM network. We believe there is an opportunity for a large non-bank ATM owner/operator, such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an arrangement could reduce a financial institution’s operating costs while extending its customer service. Furthermore, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs. These factors have led to an increase in bank-branding, participation in surcharge-free networks, and managed services arrangements, and we believe that there will be continued growth in such arrangements.

In 2014, we received notice from one of our largest bank-branding partners, Chase, of their intention not to renew or extend a number of ATM bank-branding contracts with us. While this action had a moderately negative impact on 2016 and 2015 financial results, we do not believe that it will have a long-term adverse impact on our financial results or our ability to continue offering bank-branding solutions to financial institutions.

Total same-store cash withdrawal transactions conducted on our U.S. ATMs, inclusive of the locations previously branded by Chase, decreased for the year ended December 31, 2016 by approximately 2% compared to the prior year. The decline was due to a number of our ATMs having the Chase brand removed during 2016. This debranding activity caused a shift in consumer behavior at some of our ATMs, as ATMs that were previously free-to-use to Chase cardholders, now charge convenience fees to those cardholders. Chase may also charge its customers an out of network fee, making the ATM less attractive for Chase cardholders to use them. As we are able to partially offset the lost bank-branding revenues from Chase with surcharge fees to their customers, our U.S. same-store revenues were up approximately 1% for the year.

Excluding locations that were impacted by the Chase debranding activity, the remainder of our U.S. ATMs produced same-store withdrawals that were up approximately 1% for the year ended December 31, 2016. Our same-store revenues for our U.S. ATMs were up approximately 3% for the year ended December 31, 2016, attributable new branding and re-branding of certain locations, incremental Allpoint related revenues, and surcharge rate increases at certain locations. Excluding ATM locations that have been recently debranded, we expect an approximately flat withdrawal transaction growth rate on a same-store basis on our U.S. ATMs in the near-term.

7-Eleven did not renew its ATM placement agreement in the U.S. which expires in July 2017, but has instead entered into a new ATM placement agreement with a related entity of 7-Eleven’s parent company.  7-Eleven in the U.S., which is currently the largest merchant customer in our portfolio, comprised approximately 18% of our total revenues for the year ended December 31, 2016. We are currently in discussions with 7-Eleven to manage the transition and expect to commence transition to 7-Eleven’s new ATM service provider during our third quarter and complete the transition near the end of 2017. Additionally, these U.S. 7-Eleven ATMs will no longer participate in our Allpoint network or continue to carry the Citibank brand, starting during the second half of 2017. Due to the combination of many factors, including the age of the agreement (entered into in 2007) with 7-Eleven in the U.S., the transaction volumes at 7-Eleven, and our partially fixed cost structure, the 7-Eleven relationship carries a higher profit margin than our company-wide average. We estimate that the gross margin on the 7-Eleven revenues was approximately 45% in 2016. While the ATM deinstallation schedule is uncertain as of the date of the filing of this 2016 Form 10-K, we currently expect revenue to be negatively impacted in 2017 compared to 2016 by approximately $50 million to $70 million, and we currently expect the loss of revenues to negatively impact gross profit by approximately $30 million to $35 million in 2017, starting in the third quarter, compared to 2016. The anticipated negative impact to gross margin is somewhat higher relative to the anticipated impact of revenues in 2017 due to certain costs that cannot be impacted during the transition period. We are currently not planning for the retention of any of the revenues or profits associated with this relationship beyond 2017. For additional information related to 7-Eleven, see Part I. Item 1A. Risk Factors.

Withdrawal transaction and revenue trends - U.K. In recent periods, we have installed more free-to-use ATMs as compared to surcharging pay-to-use ATMs in the U.K., which is our largest operation in Europe. This is due in part to adding major corporate customers who tend to operate primarily in high traffic locations where free-to-use ATMs are more prevalent. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the significantly higher volume of transactions conducted on free-to-use ATMs have generally translated into higher overall revenues. Our same-store withdrawal transactions in the U.K. were relatively flat in 2016, which was above our previous year experience rate of slightly negative (approximately -2% to -4%). This relative increase in performance was attributable to a higher ATM availability compared to the prior year in which we were transitioning service on a large number of our ATMs. In the current year, our organic revenue growth rate in the U.K. was approximately 9% on a constant-currency basis, as we secured several ATM placement agreements with new and existing customers. We also benefited in 2016 from higher interchange rates compared to 2015. Additionally, through our significant operating scale in this market, we have been able to grow our profit margins with the additional revenues from these ATMs.

Europay, MasterCard, Visa (“EMV”) standard and software upgrades in the U.S. The EMV standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “chip cards.” In October 2016, MasterCard commenced a liability shift for U.S. ATM transactions on EMV-issued cards used at non-EMV-compliant ATMs in the U.S. We are currently in the process of upgrading our U.S. Company-owned ATMs to deploy additional software to enable additional functionality, enhance security features, and enable the EMV standard. Due to the significant operational challenges of enabling EMV and other hardware and software enhancements across the majority of our U.S. ATMs, which comprises many types and models of ATMs, together with potential compatibility issues with various processing platforms, we have recently and may continue to experience increased downtime in our U.S. ATMs in 2017. As a result of this potential downtime, we could suffer lost revenues or incur penalties with certain of our contracts. We also may incur increased charges from networks associated with actual or potentially fraudulent transactions and/or incur additional administrative overhead costs to support the handling of an increased volume of disputed transactions, as we will be liable for fraudulent transactions on the MasterCard network if our ATM was not EMV-enabled. We may also experience a higher rate of unit count or transaction attrition for our merchant-owned ATMs and ATMs for which we process transactions, as a result of this standard, as we may elect to disable certain ATMs or certain transaction types for merchant-owned ATMs that are not EMV-enabled in the future. We are currently offering programs to make EMV upgrades attractive to merchants that own their ATMs. We continue to invest in technology and processes to prevent and detect fraudulent transactions across our ATM network. However, no system or process can eliminate the risk of fraud and still maintain transaction volumes comparable to recent levels. Visa also announced plans for a liability shift to occur starting in October 2017 for all transaction types on all EMV-issued cards in the U.S.

Capital investments. We anticipate an elevated level of capital investment through early 2017 to support the EMV requirements discussed above and other factors discussed in greater detail below. The higher levels of capital spending in 2017 are attributable to the EMV requirements, coupled with other factors including: (i) our strategic initiatives to enhance the consumer experience at our ATMs and drive transaction growth, (ii) increased demand from merchants and financial institutions for multi-function ATMs, (iii) a significant number of long-term renewals of existing merchant contracts, (iv) certain software and hardware enhancements required to facilitate our strategic initiatives, enhance security, and to continue running supported versions, (v) other compliance related matters, and (vi) growth opportunities across our enterprise. As a result of the increased capital investments being planned and the deinstallation of the U.S. 7-Eleven ATMs discussed above, we are working to optimize our existing assets, but it is possible that as a result of this activity, we could incur asset write-offs or impairments and increased depreciation expense.

Financial regulatory reform in the U.K. and the European Union. In March 2013, the U.K. Treasury department issued a formal recommendation to further regulate the U.K. payments industry, including LINK, the nation’s primary ATM scheme The ultimate impact of potential changes to the LINK interchange-setting mechanism are unknown at this time, but we do not expect a material change in interchange revenues prior to the end of 2017.

U.K. planned exit from the European Union (“Brexit”). On June 23, 2016, the U.K. voted to leave the E.U. The U.K. Government has since made public its intention to commence formal exit proceedings by triggering Article 50 of the Treaty on the European Union no later than March 21, 2017. One impact of the Brexit vote has been a substantial devaluation of the British pound relative to the U.S. dollar. As a result, our reported financial results have been adversely impacted during the year ended December 31, 2016 and we expect our reported financial results to continue to be adversely impacted by the devaluation of the British pound into 2017.

Redomicile to the U.K. As discussed in Part I. Item 1. Business - Organizational and Operational History, on July 1, 2016, we completed the redomicile of our parent company to the U.K.

In conjunction with the redomicile to the U.K., we realized a lower tax rate in the six months ended December 31, 2016 compared to the prior year. Due to a number of factors, including the mix of earnings across jurisdictions, post-redomicile structuring, regulations recently finalized by the U.S. Treasury, and other factors, we expect some volatility in our effective tax rate over the next few reporting periods.

For additional information related to The Redomicile Transaction, see Item 8. Financial Statements and Supplementary Data, Note 3. Share-Based Compensation, Note 10. Long-Term Debt, Note 13. Shareholders’ Equity, and Note 21. Supplemental Guarantor Financial Information.

New currency designs in the U.K. Polymer notes were introduced by the Bank of England in 2016 and will be further circulated through 2020. The introduction of these new currency designs has required upgrades to software and physical ATM components on our ATMs in the U.K. Upgrades may result in some limited downtime for the affected ATMs. These upgrades will continue during 2017. We have not experienced and do not anticipate any material adverse financial or operational impact as a result of the new requirements to handle these new notes.

Acquisitions. On July 1, 2015, we completed the acquisition of CDS for a total purchase consideration of $80.6 million. CDS is a leading independent transaction processor for ATM deployers and payment card issuers, providing solutions to ATM sales and service organizations and financial institutions.

On April 13, 2016, we completed the acquisition of a 2,600 location ATM portfolio in the U.S. from a major financial institution whereby we acquired ATMs and operating contracts with merchants at various retail locations. This acquisition was affected through multiple closings taking place primarily in April 2016. The total purchase consideration of approximately $13.8 million was paid in installments corresponding to each close.

On January 6, 2017, we completed the acquisition of DCPayments. In connection with the closing of the acquisition, each DCPayments common share was acquired for Canadian Dollars $19.00 in cash per common share, and we also repaid the outstanding third party indebtedness of DCPayments, the combined aggregate of which represented a total transaction value of approximately $464 million, net of estimated cash acquired and excluding transaction-related costs. DCPayments has primary operations in Australia, New Zealand, Canada, the U.K., and Mexico and adds approximately 25,000 ATMs to our global ATM count.

On January 31, 2017, we completed the acquisition of Spark, an independent ATM deployer in South Africa, with a growing network of approximately 2,600 ATMs. The agreed purchase consideration included initial cash consideration, paid at closing, and potential additional contingent consideration. The additional purchase consideration is contingent upon Spark achieving certain agreed upon earnings targets in 2019 and 2020.

Divestitures. On July 1, 2015, we completed the divestiture of our retail cash-in-transit operation in the U.K. This business was primarily engaged in the collection of cash from retail locations and was originally acquired through the Sunwin acquisition completed in November 2014. We recognized divestiture proceeds at their estimated fair value of $39 million in 2015. The net pre-tax gain recognized on this transaction was $1.8 million and $16.6 million in the years ended December 31, 2016 and 2015, respectively.

For additional information related to the acquisitions and divestiture above, see Item 8. Financial Statements and Supplementary Data, Note 2. Acquisitions and Divestitures.

Factors Impacting Comparability Between Periods

•

Foreign currency exchange rates. Our reported financial results are subject to fluctuations in foreign currency exchange rates. We estimate that the year-over-year strengthening in the U.S. dollar relative to the currencies in the markets in which we operate caused our reported total revenues to be lower by approximately $47.2 million, or 3.9%, for the year ended December 31, 2016. As the U.S. dollar has continued to generally gain strength relative to the foreign currencies where we operate our international businesses, and in particular against the British pound after the vote for the U.K. to leave the E.U., we expect our 2017 financial results will also be adversely impacted.

•

Acquisitions and divestitures. The results of operations for any acquired entities during a particular year have been included in our consolidated financial statements for that year since the respective dates of acquisition. Similarly, the results of operations for any divested operations have been excluded from our consolidated financial statements since the dates of divestiture. We do not believe these effects are material in the periods presented.

Components of Revenues, Cost of Revenues, and Expenses

Revenues

We derive our revenues primarily from providing ATM and automated consumer financial services, bank-branding, surcharge-free network offerings, and sales and services of ATM equipment. We currently classify revenues into two primary categories: (i) ATM operating revenues and (ii) ATM product sales and other revenues.

ATM operating revenues. We present revenues from ATM and automated consumer financial services, bank-branding arrangements, surcharge-free network offerings, and managed services in the ATM operating revenues line item in the accompanying Consolidated Statements of Operations. These revenues include the fees we earn per transaction on our ATMs, fees we earn from bank-branding arrangements and our surcharge-free network offerings, fees we earn on managed services arrangements, and fees earned from providing certain ATM management services. Our revenues from ATM services have increased in recent years as a result of (i) the acquisitions we have completed, (ii) unit expansion with our customer base, (iii) acquisition of new merchant relationships, (iv) expansion of our bank-branding programs, (v) the growth of our Allpoint network, (vi) fee increases at certain locations, and (vii) introduction of new services, such as DCC.

ATM operating revenues primarily consist of the four following components: (i) surcharge revenue, (ii) interchange revenue, (iii) bank-branding and surcharge-free network revenue, and (iv) managed services and processing revenue.

•

Surcharge revenue. A surcharge fee represents a convenience fee paid by the cardholder for making a cash withdrawal from an ATM. Surcharge fees often vary by the arrangement type under which we place our ATMs and can vary widely based on the location of the ATM and the nature of the contracts negotiated with our merchants. Surcharge fees will also vary depending upon the competitive landscape at newly-deployed ATMs, the roll-out of additional bank-branding arrangements, and future negotiations with existing merchant partners. For the ATMs that we own or operate that participate in surcharge-free networks, we do not receive surcharge fees related to withdrawal transactions from cardholders who participant in these networks; rather we receive interchange and bank-branding or surcharge-free network revenues, which are further discussed below. For certain ATMs owned and primarily operated by the merchant, we do not receive any portion of the surcharge but rather the entire fee is earned by the merchant. In the U.K., ATM operators must either operate ATMs on a free-to-use (surcharge-free) or on a pay-to-use (surcharging) basis. On free-to-use ATMs in the U.K., we only earn interchange revenue on withdrawal and other transactions, such as balance inquiries. These are paid to us by the cardholder’s financial institution. On our pay-to-use ATMs, we only earn a surcharge fee on withdrawal transactions and no interchange is paid to us by the cardholder’s financial institution, except for non-cash withdrawal transactions, such as balance inquiries, for which interchange is paid to us by the cardholder’s financial institution. In Germany, we collect a surcharge fee on withdrawal transactions but generally do not receive interchange revenue. In Mexico, surcharge fees are generally similar to those charged in the U.S., except for ATMs that dispense U.S. dollars, where we charge an additional foreign currency exchange convenience fee. In Canada, surcharge fees are comparable to those charged in the U.S. and we also earn an interchange fee that is paid to us by the cardholder’s financial institution. As a result of our 2017 acquisitions, we now earn surcharge fees in Australia, New Zealand, and South Africa.

•

Interchange revenue. An interchange fee is a fee paid by the cardholder’s financial institution for its customer’s use of an ATM owned by another operator and for the EFT network charges to transmit data between the ATM and the cardholder’s financial institution. We typically receive a majority of the interchange fee paid by the cardholder’s financial institution, with the remaining portion being retained by the EFT network. In the U.S., interchange fees are earned not only on cash withdrawal transactions but on any ATM transaction, including balance inquiries, transfers, and surcharge-free transactions. In the U.K., interchange fees are earned on all ATM transactions other than pay-to-use cash withdrawals. LINK sets the interchange rates for most ATM transactions in the U.K. annually using a cost-based methodology that incorporates ATM service costs from two years back (i.e., operating costs from 2015 are considered for determining the 2017 interchange rate). In Germany, our primary revenue source is surcharge fees paid by ATM users. Currently, we do not receive interchange revenue from transactions in Mexico due to rules promulgated by the Central Bank of Mexico, which became effective in May 2010. In Canada, interchange fees are determined by Interac, the interbank network in Canada, and have remained at a constant rate over the past few years. We also now earn interchange revenues on certain transactions in Australia, New Zealand, and South Africa as a result of our 2017 acquisitions.

•

Bank-branding and surcharge-free network revenues. Under a bank-branding arrangement, ATMs that are owned and operated by us are branded with the logo of the branding financial institution. The financial institution’s customers have access to use those bank-branded ATMs without paying a surcharge fee, and in exchange for the value associated with displaying the brand and providing surcharge-free access to their cardholders, the financial institution typically pays us a monthly per ATM fee. Historically, this type of bank-branding arrangement has resulted in an increase in transaction levels at bank-branded ATMs, as existing customers continue to use the ATMs and cardholders of the branding financial institution are attracted by the service. Additionally, although we forego the surcharge fee on transactions by the branding financial institution’s customers, we continue to earn interchange fees on those transactions, together with the monthly bank-branding fee, and sometimes experience an increase in surcharge-bearing transactions from customers who are not cardholders of the branding financial institution but prefer to use the bank-branded ATM. In some instances, we have branded an ATM with more than one financial institution. Doing this has allowed us to serve more cardholders on a surcharge-free basis, and in doing so drive more traffic to our retail sites. Based on these factors, we believe a bank-branding arrangement can substantially increase the profitability of an ATM versus operating the same machine without a brand. Fees paid for bank-branding vary widely within our industry, as well as within our own operations, depending on the ATM location, financial institutions operating in the area, and other factors. Regardless, we typically set bank-branding fees at levels that more than offset our anticipated lost surcharge revenue.

Under the Allpoint network, financial institutions that participate in the network pay us either a fixed monthly fee per cardholder or a fixed fee per transaction in exchange for us providing their cardholders with surcharge-free ATM access to a large network of ATMs. These fees are meant to compensate us for the lack of surcharge revenues. Although we forego surcharge revenues on those transactions, we continue to earn interchange revenues at a per transaction rate that is usually set by Allpoint. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and EBT cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to the Allpoint’s participating ATM network.

•

Managed services revenue. Under a managed service arrangement, we offer ATM-related services depending on the needs of our customers, including monitoring, maintenance, cash management, cash delivery, customer service, transaction processing, and other services. Our customers, who include retailers and financial institutions, may also at times request that we own the ATMs. Under a managed services arrangement, all of the surcharge and interchange fees are earned by our customer, whereas we typically receive a fixed management fee per ATM and/or a fixed fee per transaction in return for providing agreed-upon service or suite of services. This arrangement allows our customers to have greater flexibility to control the profitability per ATM by managing the surcharge fee levels. Currently, we offer managed services in the U.S. and Canada, and plan to grow this arrangement in the future.

•

Other revenue. In addition to the above, we also earn ATM operating revenues from the provision of other financial services transactions at certain ATMs that, in addition to standard ATM services, offer bill payment, check cashing, remote deposit capture, and money transfer services.

The following table presents the components of our total ATM operating revenues:

	Year Ended
	December 31,
	2016	2015	2014
Surcharge revenue	40.1%	40.9%	45.3%
Interchange revenue	37.3	37.3	33.9
Bank-branding and surcharge-free network revenues	15.7	15.3	15.5
Other revenues, including managed services	6.9	6.5	5.3
Total ATM operating revenues	100.0%	100.0%	100.0%

ATM product sales and other revenues. We present revenues from the sale of ATMs and ATM-related equipment and other non-transaction-based revenues in the ATM product sales and other revenues line item in the accompanying Consolidated Statements of Operations. These revenues consist primarily of sales of ATMs and ATM-related equipment to merchants operating under merchant-owned arrangements, as well as sales under our value-added reseller (“VAR”) program with NCR. Under our VAR program, we primarily sell ATMs to associate VARs who in turn resell the ATMs to various financial institutions throughout the U.S. in territories authorized by the equipment manufacturer. We expect to continue to derive a portion of our revenues from sales of ATMs and ATM-related equipment in the future. Additionally, effective with the Sunwin acquisition in November 2014, and subsequent divestiture in July 2015, revenues earned from this business related to cash pick-up and delivery and ATM maintenance services are reported within this revenue category.

Cost of Revenues

Our cost of revenues primarily consist of the costs directly associated with the transactions completed on our network of ATMs. These costs include merchant commissions, vault cash rental expense, other cost of cash, repairs and maintenance expense, communications expense, transaction processing fees, and direct operations expense. To a lesser extent, cost of revenues also includes those costs associated with the sales of ATMs and ATM-related equipment and providing certain services to third parties. The following is a description of our primary cost of revenues categories:

•

Merchant commissions. We pay our merchants a fee for allowing us an exclusive right to place our ATM at their location. That fee amount depends on a variety of factors, including the type of arrangement under which the ATM is placed, the type of location, and the number of transactions on that ATM. For the year ended December 31, 2016, merchant commissions represented 30.0% of our ATM operating revenues.

•

Vault cash rental expense. We pay monthly fees to our vault cash providers for renting the vault cash that is maintained in our ATMs. The fees we pay under our arrangements with our vault cash providers are based on market rates of interest; therefore, changes in the general level of interest rates affect our cost of cash. In order to limit our exposure to increases in interest rates, we have entered into a number of interest rate swap contracts of varying notional amounts through 2022 for our U.S. and U.K. current and anticipated outstanding vault cash rental obligations. For the year ended December 31, 2016, vault cash rental expense, inclusive of our interest rate swap contract expense, represented 5.9% of our ATM operating revenues.

•

Other costs of cash. Other costs of cash includes all costs associated with the provision of cash for our ATMs except for vault cash rental expense, including third-party armored courier services, cash insurance, reconciliation of ATM cash balances, associated wire fees, and other costs. This category excludes the cost of our wholly-owned armored courier operation in the U.K., as those costs are reported in the Other expenses line item described below. For the year ended December 31, 2016, other costs of cash represented 6.5% of our ATM operating revenues.

•

Repairs and maintenance. Depending on the type of arrangement with the merchant, we may be responsible for first and/or second line maintenance for the ATM. In most of our markets, we generally use third-parties with national operations to provide these services. In the U.K. we maintain in-house technicians to service our ATMs, those costs are reported in the Other expenses line item described below. For the year ended December 31, 2016, repairs and maintenance expense represented 6.1% of our ATM operating revenues.

•

Communications. Under our Company-owned arrangements, we are usually responsible for the expenses associated with providing telecommunications capabilities to the ATMs, allowing them to connect with the applicable EFT networks.

•

Transaction processing. We own and operate EFT transaction processing platforms, through which the majority of our ATMs are driven and monitored. We also utilize third-party processors to gateway certain transactions to the EFT networks for authorization by the cardholders’ financial institutions and to settle transactions. As a result of our past acquisitions, we have inherited transaction processing contracts with certain third-party providers that have varying lengths of remaining contractual terms. Over the next couple of years, we plan to convert the majority of our ATMs currently operating under these contracts to our own EFT transaction processing platforms.

•

Other expenses. Other expenses primarily consist of direct operations expenses, which are costs associated with managing our ATM network, including expenses for monitoring the ATMs, program managers, technicians, cash ordering and forecasting personnel, cash-in-transit and maintenance engineers (in the U.K. only), and customer service representatives.

•

Cost of ATM product sales. In connection with the sale of ATM and ATM-related equipment to merchants and distributors, we incur costs associated with purchasing the ATM equipment from manufacturers, as well as delivery and installation expenses. Additionally, this category includes costs related to providing maintenance services to third-party customers in the U.K.

We define variable costs as those that vary based on transaction levels. The majority of Merchant commissions, Vault cash rental expense, and Other costs of cash fall under this category. The other categories of Cost of ATM operating revenues are mostly fixed in nature, meaning that any significant decrease in transaction volumes would lead to a decrease in the profitability of our operations, unless there was an offsetting increase in per transaction revenues or decrease in our fixed costs. Although the majority of our operating costs are variable in nature, an increase in transaction volumes may lead to an increase in the profitability of our operations due to the economies of scale obtained through increased leveraging of our fixed costs and incremental preferential pricing obtained from our vendors. We exclude depreciation, accretion, and amortization of intangible assets related to ATMs and ATM-related assets from our Cost of ATM operating revenues line item in the accompanying Consolidated Statements of Operations.

The profitability of any particular location, and of our entire ATM operation, is attributable a combination of surcharge, interchange, bank-branding and surcharge-free network revenues, and managed services revenues, as well as the level of our related costs. Accordingly, material changes in our surcharge or interchange revenues may be offset and in some cases more than offset by bank-branding revenues, surcharge-free network fees, managed services revenues or other ancillary revenues, or by changes in our cost structure.

Other operating expenses

Our Other operating expenses include selling, general, and administrative expenses related to salaries, benefits, advertising and marketing, professional services, and overhead. Acquisition and divestiture-related expenses, redomicile-related expenses, depreciation and accretion of the ATMs, ATM-related assets, and other assets that we own, amortization of our acquired merchant and bank-branding contracts/relationships, and other amortizable intangible assets are also components of our Other operating expenses. We depreciate our ATMs and ATM-related equipment on a straight-line basis over the estimated life of such equipment and amortize the value of acquired intangible assets over the estimated lives of such assets.

Results of Operations

The following table reflects line items from the accompanying Consolidated Statements of Operations as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Year Ended
	December 31,
	2016	2015	2014
Revenues:
ATM operating revenues	95.9%	94.5%	95.5%
ATM product sales and other revenues	4.1	5.5	4.5
Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below) (1)	60.7	60.1	62.5
Cost of ATM product sales and other revenues	3.6	5.2	4.2
Total cost of revenues	64.3	65.2	66.7
Gross profit	35.7	34.8	33.3
Operating expenses:
Selling, general, and administrative expenses (2)	12.2	11.7	10.8
Redomicile-related expenses (3)	1.1	—	—
Acquisition and divestiture-related expenses	0.8	2.3	1.7
Depreciation and accretion expense	7.2	7.1	7.2
Amortization of intangible assets	2.9	3.2	3.4
Loss (gain) on disposal of assets	—	(1.2)	0.3
Total operating expenses	24.1	23.1	23.3
Income from operations	11.6	11.7	9.9
Other expense:
Interest expense, net	1.4	1.6	2.0
Amortization of deferred financing costs and note discount	0.9	0.9	1.2
Redemption costs for early extinguishment of debt	—	—	0.9
Other expense (income)	0.2	0.3	(0.2)
Total other expense	2.5	2.9	3.9
Income before income taxes	9.1	8.8	6.0
Income tax expense	2.1	3.3	2.7
Net income	6.9	5.5	3.3
Net loss attributable to noncontrolling interests	—	(0.1)	(0.2)
Net income attributable to controlling interests and available to common shareholders	7.0%	5.6%	3.5%

(1)

Excludes effects of depreciation, accretion, and amortization of intangible assets of $107.5 million, $103.5 million, and $99.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. See Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting Policies - (d) Cost of ATM Operating Revenues and Gross Profit Presentation. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 8.5%, 8.6%, and 9.4% for the years ended December 31, 2016, 2015, and 2014, respectively.

(2)	Includes share-based compensation expense of $20.6 million, $18.2 million, and $15.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.
(3)	For the year ended December 31, 2016, we incurred $13.7 million in expenses associated with the Redomicile Transaction.

Key Operating Metrics

We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margin. The following table reflects certain of these key measures for the periods indicated, including the effect of the acquisitions:

	Year Ended
	December 31,
	2016		2015
Average number of transacting ATMs:
United States: Company-owned	42,195		38,440
United Kingdom and Ireland	16,230		14,991
Mexico	1,281		1,524
Canada	1,835		1,781
Germany and Poland	1,215		1,012
Total Company-owned	62,756		57,748
United States: Merchant-owned (1)	15,575		19,905
Average number of transacting ATMs – ATM operations	78,331		77,653

Managed Services and Processing:
United States: Managed services – Turnkey	1,834		2,189
United States: Managed services – Processing Plus and Processing operations	116,573		69,583
Canada: Managed services	1,712		1,089
Average number of transacting ATMs – Managed services and processing	120,119		72,861

Total average number of transacting ATMs	198,450		150,514

Total transactions (in thousands):
ATM operations	1,358,409		1,251,626
Managed services and processing, net	699,681		404,268
Total transactions	2,058,090		1,655,894

Cash withdrawal transactions (in thousands):
ATM operations	848,394		759,408

Per ATM per month amounts (excludes managed services and processing):		% Change
Cash withdrawal transactions	903	10.8%	815

ATM operating revenues	$1,221	5.2%	$1,161
Cost of ATM operating revenues (2)	777	4.7%	742
ATM operating gross profit (2) (3)	$444	6.0%	$419

ATM operating gross profit margin (2) (3)	36.4%		36.1%

(1)	Certain ATMs previously reported in this category are now included in the United States: Managed services - Processing Plus and Processing operations or United States: Company-owned categories.
(2)

Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is presented separately in the accompanying Consolidated Statements of Operations. See Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting Policies - (d) Cost of ATM Operating Revenues and Gross Profit Presentation.

(3)	Revenues and expenses relating to managed services, processing, ATM equipment sales, and other ATM-related services are not included in this calculation.

Revenues

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(In thousands, excluding percentages)
North America
ATM operating revenues	$828,982	6.8%	$776,191	6.2%	$730,573
ATM product sales and other revenues	45,309	22.6	36,955	15.2	32,091
North America total revenues	874,291	7.5	813,146	6.6	762,664
Europe
ATM operating revenues	361,967	3.8	348,674	25.1	278,701
ATM product sales and other revenues	5,443	(81.1)	28,739	92.0	14,965
Europe total revenues	367,410	(2.7)	377,413	28.5	293,666
Corporate & Other
ATM operating revenues	46,871	43.8	32,584	79.0	18,207
ATM product sales and other revenues	1,749	198.5	586	n/m	—
Corporate & Other total revenues	48,620	46.6	33,170	82.2	18,207

Eliminations	(24,957)	6.5	(23,428)	18.8	(19,716)

Total ATM operating revenues	1,212,863	7.0	1,134,021	12.5	1,007,765
Total ATM product sales and other revenues	52,501	(20.8)	66,280	40.9	47,056
Total revenues	$1,265,364	5.4%	$1,200,301	13.8%	$1,054,821

ATM operating revenues. ATM operating revenues during the years ended December 31, 2016 and 2015 increased $78.8 million and $126.3 million, respectively, compared to the prior years. The following tables detail, by segment, the changes in the various components of ATM operating revenues for the periods indicated:

	Year Ended
	December 31,
	2016	2015	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$383,610	$357,549	$26,061	7.3%
Interchange revenues	202,462	189,742	12,720	6.7
Bank-branding and surcharge-free network revenues	190,206	172,965	17,241	10.0
Managed services revenues	33,491	34,432	(941)	(2.7)
Other revenues	19,213	21,503	(2,290)	(10.6)
Total ATM operating revenues	828,982	776,191	52,791	6.8
Europe
Surcharge revenues	102,619	106,769	(4,150)	(3.9)
Interchange revenues	250,274	233,103	17,171	7.4
Other revenues	9,074	8,802	272	3.1
Total ATM operating revenues	361,967	348,674	13,293	3.8
Corporate & Other
Other revenues	46,871	32,584	14,287	43.8
Total ATM operating revenues	46,871	32,584	14,287	43.8
Eliminations	(24,957)	(23,428)	(1,529)	6.5
Total ATM operating revenues	$1,212,863	$1,134,021	$78,842	7.0%

	Year Ended
	December 31,
	2015	2014	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$357,549	$340,833	$16,716	4.9%
Interchange revenues	189,742	187,618	2,124	1.1
Bank-branding and surcharge-free network revenues	172,965	156,674	16,291	10.4
Managed services revenues	34,432	24,357	10,075	41.4
Other revenues	21,503	21,091	412	2.0
Total ATM operating revenues	776,191	730,573	45,618	6.2
Europe
Surcharge revenues	106,769	115,313	(8,544)	(7.4)
Interchange revenues	233,103	154,151	78,952	51.2
Other revenues	8,802	9,237	(435)	(4.7)
Total ATM operating revenues	348,674	278,701	69,973	25.1
Corporate & Other
Other revenues	32,584	18,207	14,377	79.0
Total ATM operating revenues	32,584	18,207	14,377	79.0
Eliminations	(23,428)	(19,716)	(3,712)	18.8
Total ATM operating revenues	$1,134,021	$1,007,765	$126,256	12.5%

North America. During the year ended December 31, 2016, our ATM operating revenues in our North America operations, which includes our operations in the U.S., Canada, Mexico, and Puerto Rico, increased $52.8 million compared to the prior year. This increase was primarily attributable to a combination of recent acquisitions and organic growth in the U.S. The increases were driven by (i) surcharge and interchange revenues primarily as a result of the recently completed acquisition, see Recent Events and Trends - Acquisitions above, (ii) an increase in bank-branding and surcharge-free network revenues resulting primarily from the continued growth of participating financial institutions and participation in our Allpoint network, and (iii) slightly higher per transaction surcharge rates. Our Canada and Mexico operations did not contribute appreciably to our revenue growth during the period.

During the year ended December 31, 2015, our ATM operating revenues in our North America operations increased $45.6 million compared to the prior year. The Welch acquisition completed during the fourth quarter of 2014 accounted for the majority of the increase during the period. The remaining increase is primarily attributable by:  (i) an increase in bank-branding and surcharge-free network revenues that resulted from the continued growth of participating banks and other financial institutions in our bank-branding program and our Allpoint network and (ii) an increase in managed services revenue as a result of increasing the number of customers operating under this arrangement type. Our Canadian operations also contributed revenue growth, with an increase in the number of transacting ATMs. The growth in our Canada operation was primarily offset by a decline in Mexico, primarily attributable to a lower ATM count.

For additional information related to recent trends that have impacted, and may continue to impact, the revenues from our North America operations, see Recent Events and Trends - Withdrawal transaction and revenue trends - U.S. above.

Europe. During the year ended December 31, 2016, our ATM operating revenues in our European operations, which includes our operations in the U.K., Ireland, Germany, Poland, Spain, and i-design, increased by $13.3 million compared to the prior year. The ATM operating revenues in our European operations in 2016 would have been higher by approximately $43.6 million, or an additional 12.5%, absent adverse foreign currency exchange rate movements. The increase (excluding effects of foreign currency exchange rate changes) is attributable to strong organic ATM operating revenue growth, driven by an increase in the number of transacting ATMs related to recent ATM placement agreements with new merchants, higher interchange rates in the U.K., and to a lesser extent, acquisition related growth. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

During the year ended December 31, 2015, our ATM operating revenues in our European operations increased by $70.0 million compared to the prior year. The ATM operating revenues in 2015 would have been higher by approximately

$29.5 million, or an additional 8.5%, absent adverse foreign currency exchange rate movements. The $8.5 million decrease in surcharge revenues is primarily attributable to adverse changes in foreign currency rates. The acquisition of a new ATM placement agreement with Co-op Food that commenced in November 2014 accounted for approximately $65 million of the increase during the period. The remaining increase is attributable to organic ATM operating revenue growth primarily attributable to an increase in the number of transacting ATMs as a result of new ATM placement agreements with new merchants. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

For additional information related to recent trends that have impacted, and may continue to impact, the revenues from our European operations, see Recent Events and Trends - Withdrawal transaction and revenue trends - U.K. above.

Corporate & Other. During the year ended December 31, 2016, our ATM operating revenues in our Corporate & Other segment, which includes our transaction processing businesses and corporate functions, increased by $14.3 million compared to the prior year. The CDS acquisition completed during the third quarter of 2015 accounted for the majority of the increase.

During the year ended December 31, 2015, our ATM operating revenues in our Corporate & Other segment increased by $14.4 million compared to the prior year. The CDS acquisition completed during the third quarter of 2015 accounted for the majority of the increase.

ATM product sales and other revenues. During the year ended December 31, 2016, our ATM product sales and other revenues decreased $13.8 million compared to the prior year. This decrease was primarily attributable to our 2015 divestiture of the retail cash-in-transit component of the previously acquired Sunwin business in the U.K., which was included in our 2015 financial results.

During the year ended December 31, 2015, our ATM product sales and other revenues increased $19.2 million compared to the prior year. This increase was primarily attributable to our acquisition of the Sunwin business in the U.K. during the fourth quarter of 2014, which contributed $23.1 million of the increase. The impact of Sunwin was partially offset by lower ATM product sales to merchants and distributors in the U.S. For additional information, see Recent Events and Trends - Acquisitions above.

Cost of Revenues

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(In thousands, excluding percentages)
North America
Cost of ATM operating revenues (1)	$528,869	9.1%	$484,869	3.3%	$469,298
Cost of ATM product sales and other revenues	43,973	19.0	36,949	15.2	32,079
North America total cost of revenue (1)	572,842	9.8	521,818	4.1	501,377
Europe
Cost of ATM operating revenues (1)	231,223	(1.8)	235,467	21.0	194,594
Cost of ATM product sales and other revenues	241	(99.0)	24,422	93.5	12,619
Europe total cost of revenues (1)	231,464	(10.9)	259,889	25.4	207,213
Corporate & Other
Cost of ATM operating revenues (1)	33,065	37.7	24,017	58.3	15,174
Cost of ATM product sales and other revenues	1,673	161.0	641	n/m	—
Corporate & Other total cost of revenues (1)	34,738	40.9	24,658	62.5	15,174

Eliminations	(24,957)	6.5	(23,428)	18.8	(19,716)

Cost of ATM operating revenues (1)	768,200	6.6	720,925	9.3	659,350
Cost of ATM product sales and other revenues	45,887	(26.0)	62,012	38.7	44,698
Total cost of revenues (1)	$814,087	4.0%	$782,937	11.2%	$704,048

(1)	Exclusive of depreciation, accretion, and amortization of intangible assets.

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) for the years ended December 31, 2016 and 2015, respectively, increased $47.3 million and $61.6 million, compared to the prior years. The following tables detail, by segment, changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) for the periods indicated:

	Year Ended
	December 31,
	2016	2015	Change	% Change
	(In thousands, excluding percentages)
Cost of ATM operating revenues
North America
Merchant commissions	$266,050	$243,909	$22,141	9.1%
Vault cash rental	60,724	56,717	4,007	7.1
Other costs of cash	63,217	57,613	5,604	9.7
Repairs and maintenance	56,988	48,819	8,169	16.7
Communications	21,274	19,932	1,342	6.7
Transaction processing	20,930	19,486	1,444	7.4
Employee costs	19,374	17,814	1,560	8.8
Other expenses	20,312	20,579	(267)	(1.3)
Total cost of ATM operating revenues	528,869	484,869	44,000	9.1
Europe
Merchant commissions	97,611	99,630	(2,019)	(2.0)
Vault cash rental	10,349	12,347	(1,998)	(16.2)
Other costs of cash	15,640	14,074	1,566	11.1
Repairs and maintenance	17,315	20,084	(2,769)	(13.8)
Communications	10,236	11,212	(976)	(8.7)
Transaction processing	17,810	17,450	360	2.1
Employee costs	37,755	35,606	2,149	6.0
Other expenses	24,507	25,064	(557)	(2.2)
Total cost of ATM operating revenues	231,223	235,467	(4,244)	(1.8)
Corporate & Other
Share-based compensation	875	1,218	(343)	(28.2)
Employee costs	9,935	7,616	2,319	30.4
Other expenses	22,255	15,183	7,072	46.6
Total cost of ATM operating revenues	33,065	24,017	9,048	37.7
Eliminations	(24,957)	(23,428)	(1,529)	6.5
Total cost of ATM operating revenues	$768,200	$720,925	$47,275	6.6%

	Year Ended
	December 31,
	2015	2014	Change	% Change
	(In thousands, excluding percentages)
Cost of ATM operating revenues
North America
Merchant commissions	$243,909	$238,659	$5,250	2.2%
Vault cash rental	56,717	54,423	2,294	4.2
Other costs of cash	57,613	54,422	3,191	5.9
Repairs and maintenance	48,819	48,945	(126)	(0.3)
Communications	19,932	17,599	2,333	13.3
Transaction processing	19,486	18,097	1,389	7.7
Employee costs	17,814	16,423	1,391	8.5
Other expenses	20,579	20,730	(151)	(0.7)
Total cost of ATM operating revenues	484,869	469,298	15,571	3.3
Europe
Merchant commissions	99,630	77,884	21,746	27.9
Vault cash rental	12,347	8,382	3,965	47.3
Other costs of cash	14,074	29,016	(14,942)	(51.5)
Repairs and maintenance	20,084	14,308	5,776	40.4
Communications	11,212	8,594	2,618	30.5
Transaction processing	17,450	13,907	3,543	25.5
Employee costs	35,606	22,674	12,932	57.0
Other expenses	25,064	19,829	5,235	26.4
Total cost of ATM operating revenues	235,467	194,594	40,873	21.0
Corporate & Other
Share-based compensation	1,218	1,273	(55)	(4.3)
Employee costs	7,616	5,734	1,882	32.8
Other expenses	15,183	8,167	7,016	85.9
Total cost of ATM operating revenues	24,017	15,174	8,843	58.3
Eliminations	(23,428)	(19,716)	(3,712)	18.8
Total cost of ATM operating revenues	$720,925	$659,350	$61,575	9.3%

North America. During the year ended December 31, 2016, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $44.0 million compared to the prior year. The increase was driven by revenue growth, including the recently completed acquisition, higher merchant commissions expense associated with recent contract renewals, and higher maintenance costs. The higher maintenance costs related primarily to recent software upgrades at a number of our Company-owned locations.

During the year ended December 31, 2015, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $15.6 million compared to the prior year. The increase in cost of ATM operating revenues is consistent with the increase in ATM operating revenues and was primarily attributable by the Welch acquisition completed in November 2014.

Europe. During the year ended December 31, 2016, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) decreased $4.2 million compared to the prior year. Adjusting for changes in foreign currency exchange rates, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) were up $23.7 million, or 10.1%. Excluding the foreign currency exchange rate movements, the increase is fairly consistent with the increase in revenues (also on a constant-currency basis) during the period. Additionally, we continued to realize operational efficiencies across our maintenance and cash replenishment functions.

During the year ended December 31, 2015, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $40.9 million compared to the prior year. The acquisition of a new ATM placement agreement with Co-op Food completed in November 2014 drove the majority of the increase, which was partially offset by lower operating costs from continued realization of cost improvements and changes in foreign currency exchange rates. Additionally, through the Sunwin acquisition completed in November 2014, we were able to service a higher percentage of our ATMs in the U.K. with internal resources for cash delivery services, which drove a reduction in the Other costs of cash line item. This cost decrease is partially offset by an increase in the Other expenses line item, as the former Sunwin employee costs and related facility and operating costs are now included in the Employee costs and Other expenses line items.

Corporate & Other. During the year ended December 31, 2016, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $9.0 million compared to the prior year. This increase was attributable to the CDS acquisition, which was completed on July 1, 2015.

During the year ended December 31, 2015, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $8.8 million compared to the prior year. The increase in cost of ATM operating revenues is consistent with the increase in ATM operating revenues and was primarily attributable to the CDS acquisition completed in July 2015. The majority of the increase relates to personnel costs associated with supporting the CDS processing operations.

Cost of ATM product sales and other revenues. During the year ended December 31, 2016, our cost of ATM product sales and other revenues decreased $16.1 million compared to the prior year. This decrease is consistent with the decrease in related revenues as discussed above.

During the year ended December 31, 2015, our cost of ATM product sales and other revenues increased $17.3 million compared to the prior year. This increase is consistent with the increase in related revenues, as discussed above, and is primarily related to our acquisition of Sunwin in the U.K. in November 2014.

Gross Profit Margin

	Year Ended
	December 31,
	2016	2015	2014
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets	36.7%	36.4%	34.6%
Inclusive of depreciation, accretion, and amortization of intangible assets	27.8%	27.3%	24.7%
ATM product sales and other revenues gross profit margin	12.6%	6.4%	5.0%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets.	35.7%	34.8%	33.3%
Inclusive of depreciation, accretion, and amortization of intangible assets	27.2%	26.1%	23.8%

ATM operating gross profit margin. During the year ended December 31, 2016, our ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization of intangible assets) and ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization of intangible assets) slightly increased due to growth in ATM operating revenue and net cost efficiencies in our Cost of ATM operating revenue described above.

During the year ended December 31, 2015, our ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization of intangible assets) increased by 180 basis points compared to the prior year. Our ATM operating gross profit margin (inclusive of depreciation, accretion, and amortization of intangible assets) increased by 260 basis points compared to prior year. The margin increase in 2015 is primarily a result of our revenue growth and continuation of cost improvements in our U.S. and U.K. operations.

ATM product sales and other revenues gross profit margin. During the year ended December 31, 2016, our gross profit margin on ATM product sales and other revenues increased by 620 basis points compared to the prior year. The increase is primarily the result of the mix of products and services sold compared to the prior year.

During the year ended December 31, 2015, our gross profit margin on ATM product sales and other revenues increased by 140 basis points compared to the prior year and is primarily a result of the Sunwin acquisition in November 2014.

Selling, General, and Administrative Expenses

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(In thousands, excluding percentages)
Selling, general, and administrative expenses	$133,227	9.0%	$122,265	24.5%	$98,241
Share-based compensation	20,555	12.7	18,236	19.7	15,229
Total selling, general, and administrative expenses	$153,782	9.5%	$140,501	23.8%	$113,470

Percentage of total revenues:
Selling, general, and administrative expenses	10.5%		10.2%		9.3%
Share-based compensation	1.6%		1.5%		1.4%
Total selling, general, and administrative expenses	12.2%		11.7%		10.8%

Selling, general, and administrative expenses (“SG&A expenses”), excluding share-based compensation. SG&A expenses, excluding share-based compensation, increased $11.0 million during the year ended December 31, 2016 compared to the prior year. This increase was attributable to the following: (i) higher payroll-related costs compared to the same period in 2015 due to increased headcount, (ii) higher professional expenses primarily related to our business growth initiatives, and (iii) increased costs related to strengthening our information technology and product development organizations.

SG&A expenses, excluding share-based compensation, increased $24.0 million during the year ended December 31, 2015 compared to the prior year, primarily attributable to higher payroll-related costs due to increased headcount, including employees added from the acquisitions completed during 2014 and 2015, and increased costs related to strengthening our information technology and product development organizations.

Share-based compensation. Share-based compensation increased $2.3 million during the year ended December 31, 2016 compared to the prior year, primarily attributable to the timing and amount of grants made during the applicable periods and higher than anticipated company performance relative to targets for performance-based awards in 2016. For additional information related to equity awards, see Item 8. Financial Statements and Supplementary Data, Note 3. Share-Based Compensation.

Share-based compensation increased $3.0 million during the year ended December 31, 2015 compared to the prior year, primarily attributable to an increase in employee headcount, attributable acquisitions, and overall growth in the business.

Redomicile-related Expenses

Redomicile-related expenses. As a result of the Redomicile Transaction, we incurred $13.7 million of professional services. For additional information, see Recent Events and Trends - Redomicile to the U.K. above.

Acquisition and Divestiture-Related Expenses

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(In thousands, excluding percentages)
Acquisition and divestiture-related expenses	$9,513	(64.9)%	$27,127	50.3%	$18,050

Percentage of total revenues	0.8%		2.3%		1.7%

Acquisition and divestiture-related expenses. Acquisition and divestiture-related expenses decreased $17.6 million during the year ended December 31, 2016 compared to the prior year. This decrease was driven by the 2015 transactions, including the retail cash-in-transit divestiture and the CDS acquisition. Specifically, the transaction, integration, transition, and severance costs associated with these transactions occurred mostly during 2015. The 2016 amounts relate to professional fees associated with the acquisitions completed in early 2017 and employee severance costs associated with the Sunwin divestiture.

During 2015, we completed the acquisition of CDS and the divestiture of Sunwin in the U.K., both of which drove a significant amount of acquisition and divestiture-related expenses in that year, together with some integration-related costs associated with our 2014 acquisition of Sunwin.

For additional information, see Recent Events and Trends - Acquisitions and Recent Events and Trends - Divestitures above.

Depreciation and Accretion Expense

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(In thousands, excluding percentages)
Depreciation expense	$89,150	7.6%	$82,820	13.4%	$73,063
Accretion expense	1,803	(18.4)	2,210	(13.6)	2,559
Depreciation and accretion expense	$90,953	7.0%	$85,030	12.4%	$75,622

Percentage of total revenues:
Depreciation expense	7.0%		6.9%		6.9%
Accretion expense	0.1%		0.2%		0.2%
Depreciation and accretion expense	7.2%		7.1%		7.2%

Depreciation expense. Depreciation expense increased $6.3 million during the year ended December 31, 2016 compared to the prior year, attributable to increased deployment of new and replacement Company-owned ATMs and acquisitions in recent periods.

Depreciation expense increased $9.8 million during the year ended December 31, 2015 compared to the prior year, primarily attributable to increased assets obtained as a result of the various acquisitions during 2014 and 2015 and the deployment of new and replacement Company-owned ATMs in recent years.

Accretion expense. Accretion expense decreased $0.4 million and $0.3 million during the years ended December 31, 2016 and 2015, respectively, compared to the prior years. The decreases were primarily attributable to a change in accounting estimate regarding future estimated costs associated with asset retirement obligations (“ARO”). For additional information related to ARO, see Item 8. Financial Statements and Supplementary Data, Note 11. Asset Retirement Obligations.

Amortization of Intangible Assets

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(In thousands, excluding percentages)
Amortization of intangible assets	$36,822	(5.1)%	$38,799	8.5%	$35,768

Percentage of total revenues	2.9%		3.2%		3.4%

Amortization of intangible assets. The slight decrease in amortization of intangible assets of $2.0 million for the year ended December 31, 2016 compared to the prior year, is primarily attributable to certain assets becoming fully amortized during 2015.

The increase in amortization of intangible assets of $3.0 million for the year ended December 31, 2015 compared to the prior year, is primarily attributable to the addition of intangible assets from recently completed acquisitions.

Loss (Gain) on Disposal of Assets

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(In thousands, excluding percentages)
Loss (gain) on disposal of assets	$81	n/m	$(14,010)	(534.6)%	$3,224

Percentage of total revenues	—%		(1.2)%		0.3%

Loss (gain) on disposal of assets. The net gain on disposal of assets for the year ended December 31, 2015 is primarily related to a net pre-tax gain of $16.6 million recognized on the divestiture of our non-core business components in the U.K. completed in the year ended December 31, 2015. See Recent Events and Trends - Divestitures above.

Redemption Costs for Early Extinguishment of Debt

In connection with the early extinguishment of the 2014 mid-year retirement of our 8.25% senior subordinated notes due 2018 (the “2018 Notes”), we recorded a $9.1 million pre-tax charge related to the premium paid for the redemption, which is included in the Redemption costs for early extinguishment of debt line item in the accompanying Consolidated Statements of Operations in the year ended December 31, 2014.

Interest Expense, net

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(In thousands, excluding percentages)
Interest expense, net	$17,360	(10.8)%	$19,451	(6.4)%	$20,776
Amortization of deferred financing costs and note discount	11,529	1.5	11,363	(12.8)	13,036
Total interest expense, net	$28,889	(6.2)%	$30,814	(8.9)%	$33,812

Percentage of total revenues	2.3%		2.5%		3.2%

Interest expense, net.  Interest expense, net, decreased $2.1 million and $1.3 million during the years ended December 31, 2016 and 2015, respectively, compared to the prior years. The decreases in both 2016 and 2015 are primarily attributable to the lower outstanding balances under our revolving credit facility.

Amortization of deferred financing costs and note discount. Amortization of deferred financing costs and note discount during the year ended December 31, 2016, were generally consistent with the same period in 2015.

Amortization of deferred financing costs and note discount decreased $1.7 million during the year ended December 31, 2015 compared to the prior year, primarily as a result of the issuance of our Senior Notes in July 2014. The amortization expense associated with the deferred financing costs related to the Senior Notes was lower than the deferred financing costs related to the 2018 Notes retired in 2014.

For additional information, see Item 8. Financial Statements and Supplementary Data, Note 10. Long-Term Debt.

Income Tax Expense

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(In thousands, excluding percentages)
Income tax expense	$26,622	(32.3)%	$39,342	39.6%	$28,174

Effective tax rate	23.2%		37.4%		44.5%

Income tax expense. The decrease in the effective tax rate during the year ended December 31, 2016 compared to the prior year is attributable to the release of a valuation allowance on deferred tax assets in the U.K. of $8.2 million, certain benefits achieved from the Redomicile Transaction and the post-redomicile structuring, completed on July 1, 2016, and the mix of earnings across jurisdictions. For additional information related to the tax impact as a result of the redomicile to the U.K., see Recent Events and Trends - Redomicile to the U.K. above.

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, Adjusted EBITA, Adjusted Net Income, Adjusted Net Income per diluted share, Free Cash Flow, and certain financial results prepared in accordance with U.S. GAAP, as well as non-GAAP measures on a constant-currency basis represent non-GAAP financial measures provided as a complement to financial results prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures reported by other companies. We use these non-GAAP financial measures in managing and measuring the performance of our business, including setting and measuring incentive based compensation for management. We believe that the presentation of these measures and the identification of notable, non-cash, and/or (if applicable in a particular period) certain costs not anticipated to occur in future periods enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years. Adjusted EBITDA and Adjusted EBITA excludes amortization of intangible assets, share-based compensation expense, acquisition and divestiture-related expenses, certain non-operating expenses, certain costs not anticipated to occur in future periods (if applicable in a particular period), gains or losses on disposal of assets, our obligation for the payment of income taxes, interest expense, and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Additionally, Adjusted EBITDA excludes depreciation and accretion expense. Depreciation and accretion expense and amortization of intangible assets are excluded as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired. Adjusted Net Income represents net income computed in accordance with U.S. GAAP, before amortization of intangible assets, gains or losses on disposal of assets, share-based compensation expense, certain other expense amounts, acquisition and divestiture-related expenses, certain non-operating expenses, and (if applicable in a particular period) certain costs not anticipated to occur in future periods (together, the “Adjustments”). Prior to June 30, 2016, Adjusted Net Income was calculated using an estimated long-term cross-jurisdictional effective cash tax rate of 32.0%. Subsequent to the redomicile of our parent company to the U.K., we have revised the process for determining our non-GAAP tax rate and now utilizes a non-GAAP tax rate derived from the U.S. GAAP tax rate adjusted for the net tax effects of the identified Adjustments, based on the nature and geography of the Adjustments. For the year ended December 31, 2016, the non-GAAP tax rate of 29.1% is a result of 29.2% for the quarter ended December 31, 2016, which excludes a non-recurring benefit of $8.2 million related to the release of a valuation allowance on deferred tax assets in the U.K., which is included in the U.S. GAAP tax rate, 24.2% for the quarter ended September 30, 2016, and for the six months ended June 30, 2016, our previous estimated long-term cross-jurisdictional tax rate of 32.0%. For the year ended December 31, 2015 and 2014, we used our previous estimated long-term cross-jurisdictional tax rate of 32.0%. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by weighted average diluted shares outstanding. Free Cash Flow is defined as cash provided by operating activities less payments for capital expenditures, including those financed through direct debt, but excluding acquisitions. The Free Cash Flow measure does not take into consideration certain other non-discretionary cash requirements such as mandatory principal payments on portions of our long-term debt. Management calculates certain U.S. GAAP as well as non-GAAP measures on a constant-currency basis using the average foreign currency exchange rates applicable in the corresponding period of the previous year and applying these rates to the measures in the current reporting period. Management uses U.S. GAAP as well as non-GAAP measures on a constant-currency basis to assess performance and eliminate the effect foreign currency exchange rates have on comparability between periods.

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

Reconciliation of Net Income Attributable to Controlling Interests and Available to Common Shareholders’ to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income (in thousands, excluding share and per share amounts)

	Year Ended
	December 31,
	2016	2015	2014
Net income attributable to controlling interests and available to common shareholders	$87,991	$67,080	$37,140
Adjustments:
Interest expense, net	17,360	19,451	20,776
Amortization of deferred financing costs and note discount	11,529	11,363	13,036
Redemption costs for early extinguishment of debt	—	—	9,075
Income tax expense	26,622	39,342	28,174
Depreciation and accretion expense	90,953	85,030	75,622
Amortization of intangible assets	36,822	38,799	35,768
EBITDA	$271,277	$261,065	$219,591

Add back:
Loss (gain) on disposal of assets	81	(14,010)	3,224
Other expense (income) (1)	2,958	3,780	(1,616)
Noncontrolling interests (2)	(67)	(996)	(1,745)
Share-based compensation expense (3)	21,430	19,421	16,432
Acquisition and divestiture-related expenses (4)	9,513	27,127	18,050
Redomicile-related expenses (5)	13,747	—	—
Adjusted EBITDA	$318,939	$296,387	$253,936
Less:
Depreciation and accretion expense (6)	90,927	84,608	74,314
Adjusted EBITA	$228,012	$211,779	$179,622
Less:
Interest expense, net (3)	17,360	19,447	20,745
Adjusted pre-tax income	210,652	192,332	158,877
Income tax expense (7)	61,342	61,546	50,840
Adjusted Net Income	$149,310	$130,786	$108,037

Adjusted Net Income per share	$3.30	$2.92	$2.44
Adjusted Net Income per diluted share	$3.26	$2.88	$2.41

Weighted average shares outstanding – basic	45,206,119	44,796,701	44,338,408
Weighted average shares outstanding – diluted	45,821,527	45,368,687	44,867,304

(1)	Includes foreign currency translation gains or losses and other non-operating costs.
(2)

Noncontrolling interest adjustment made such that Adjusted EBITDA includes only our ownership interest in the Adjusted EBITDA of our Mexico subsidiary. In December 2015, we increased our ownership interest in our Mexico subsidiary.

(3)

For the year ended December 31, 2015 and 2014, amounts exclude a portion of the expenses incurred by our Mexico subsidiary to account for the amounts allocable to the noncontrolling interest shareholders. Our Mexico subsidiary recognized no share-based compensation expense or interest expense, net in the year ended December 31, 2016.

(4)	Acquisition and divestiture-related expenses include costs incurred for professional and legal fees and certain other transition and integration-related costs.
(5)	Expenses associated with the redomicile of our parent company to the U.K., which was completed on July 1, 2016.
(6)	Amounts exclude a portion of the expenses incurred by our Mexico subsidiary to account for the amounts allocable to the noncontrolling interest shareholders.
(7)

Calculated using an effective tax rate of 29.1% for the year ended December 31, 2016, which is a result of 29.2% for the quarter ended December 31, 2016, which excludes a non-recurring tax benefit of $8.2 million from the adjusted tax rate in the quarter and year ended December 31, 2016, 24.2% for the quarter ended September 30, 2016, and for the six months ended June 30, 2016, our previous estimated long-term cross-jurisdictional tax rate of 32.0%. For the years ended December 31, 2015 and 2014, we used our previous estimated long-term cross-jurisdictional tax rate of 32.0%. See Non-GAAP Financial Measures above.

Reconciliation of U.S. GAAP Revenue to Constant-Currency Revenue

Europe revenue

	Year Ended
	December 31,
	2016			2015	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$361,967	$43,579	$405,546	$348,674	3.8%	16.3%
ATM product sales and other revenues	5,443	657	6,100	28,739	(81.1)	(78.8)
Total revenues	$367,410	$44,236	$411,646	$377,413	(2.7)%	9.1%

Consolidated revenue

	Year Ended
	December 31,
	2016			2015	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$1,212,863	$46,439	$1,259,302	$1,134,021	7.0%	11.0%
ATM product sales and other revenues	52,501	717	53,218	66,280	(20.8)	(19.7)
Total revenues	$1,265,364	$47,156	$1,312,520	$1,200,301	5.4%	9.3%

Reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per diluted share on a Non-GAAP basis to Constant-Currency

	Year Ended
	December 31,
	2016			2015	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency
	(In thousands)
Adjusted EBITDA	$318,939	$12,854	$331,793	$296,387	7.6%	11.9%

Adjusted Net Income	$149,310	$5,794	$155,104	$130,786	14.2%	18.6%

Adjusted Net Income per diluted share (2)	$3.26	$0.12	$3.38	$2.88	13.2%	17.4%

(1)	As reported on the Reconciliation of Net Income Attributable to Controlling Interests and Available to Common Shareholders’ to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income above.
(2)

Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by the weighted average diluted shares outstanding of 45,821,527 and 45,368,687 for the years ended December 31, 2016 and 2015, respectively.

Calculation of Free Cash Flow

	Year Ended
	December 31,
	2016	2015	2014
	(In thousands)
Cash provided by operating activities	$270,275	$256,553	$188,553
Payments for capital expenditures (1):
Cash used in investing activities, excluding acquisitions and divestitures	(125,882)	(142,349)	(109,909)
Free cash flow	$144,393	$114,204	$78,644

(1)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and other intangible assets. Additionally, capital expenditure amounts for Mexico (included in the North America segment) are reflected gross of any noncontrolling interest amounts.

Liquidity and Capital Resources

Overview

As of December 31, 2016, we had $73.5 million in cash and cash equivalents on hand and $502.5 million in outstanding long-term debt.

We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facility, and the issuance of debt and equity securities. We have historically used a portion of our cash flows to invest in additional ATMs, either through the acquisition of ATM networks or through organic growth. We have also used cash to pay interest and principal amounts outstanding under our borrowings. Because we collect a sizable portion of our cash from sales on a daily basis but generally pay our vendors on 30 day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess available cash flow to reduce borrowings made under our revolving credit facility and to fund capital expenditures. Accordingly, it is not uncommon for us to reflect a working capital deficit position in the accompanying Consolidated Balance Sheets.

We believe that our cash on hand and our current revolving credit facility will be sufficient to meet our working capital requirements and contractual commitments for the next twelve months. We expect to fund our working capital needs from cash flows from our operations and borrowings under our revolving credit facility, to the extent needed. See Financing Facilities below.

Operating Activities

Net cash provided by operating activities totaled $270.3 million, $256.6 million, and $188.6 million during the years ended December 31, 2016, 2015, and 2014, respectively. These increases are primarily attributable to our profitable operations before non-cash expenses and changes in working capital.

Investing Activities

Net cash (used in) investing activities totaled $(139.2) million, $(209.6) million, and $(336.9) million for the years ended December 31, 2016, 2015, and 2014, respectively. These amounts vary by year, depending on acquisition and divestiture activities in a particular year. In each of the years 2014, 2015, and 2016, we have completed acquisitions and divestitures of varying sizes. We have also increased capital expenditures recently, primarily as a result of overall business growth. In 2015 and 2016, we incurred a significant amount of capital expenditures associated with compliance with the EMV standard in the U.S. and certain merchant contract renewals.

Anticipated future capital expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be attributable to organic growth projects, including the purchase of ATMs for both new and existing ATM management agreements and various compliance requirements as discussed in Recent Events and Trends - Capital investments above. We expect that our capital expenditures for 2017 will total approximately $140 million to

$150 million, the majority of which is expected to be utilized to support new business growth, together with technology and compliance upgrades to enhance our existing ATM equipment with additional functionalities. We expect such capital expenditures to be funded primarily through cash from our operations and we should be able to fund all capital expenditures internally.

Acquisitions. We continually evaluate acquisition opportunities that complement our existing business. We believe that expansion opportunities exist in all of our current markets, as well as in other geographic markets, and we will continue to pursue those opportunities as they arise. Such acquisition opportunities, individually or in the aggregate, could be material and may be funded by additional borrowings under our revolving credit facility or other financial sources that may be available to us.

On January 6, 2017, we completed the acquisition of DCPayments, for a total transaction value of approximately $464 million, net of estimated cash acquired and excluding transaction-related costs. On January 31, 2017, we completed the acquisition of Spark with initial cash consideration, paid at closing, and potential additional contingent consideration of up to approximately 805 million South African Rand (approximately $56 million) subject to certain performance conditions being met in future periods. Both of these transactions were financed with cash on hand and borrowings under our revolving credit facility. For additional information, see Recent Events and Trends - Acquisitions above.

Financing Activities

Net cash (used in) provided by financing activities totaled $(78.9) million, $(48.5) million, and $99.2 million for the years ended December 31, 2016, 2015, and 2014, respectively. The cash used in financing activities during the years ended December 31, 2016 and 2015 was primarily attributable to repayments of borrowings under our revolving credit facility. The cash provided by financing activities during the year ended December 31, 2014 was primarily related to the net cash proceeds received from our 2022 Notes and additional borrowings under our revolving credit facility, partially offset by the retirement of our 2018 Notes.

Financing Facilities

As of December 31, 2016, we had $502.5 million in outstanding long-term debt, which was primarily comprised of: (i) $287.5 million of the Convertible Notes of which $241.1 million was recorded in the accompanying Consolidated Balance Sheets, net of the unamortized discount and capitalized debt issuance costs, (ii) $250.0 million of the 2022 Notes of which $247.4 million was recorded in the accompanying Consolidated Balance Sheets, net of capitalized debt issuance costs, and (iii) $14.1 million in borrowings under our revolving credit facility.

Revolving Credit Facility. As of December 31, 2016, we had a $375.0 million revolving credit facility that was led by a syndicate of banks including JPMorgan Chase, N.A. and Bank of America, N.A. The revolving credit facility provided us with $375.0 million in available borrowings and letters of credit (subject to the covenants contained within our amended and restated credit agreement (the “Credit Agreement”) governing the revolving credit facility) and could be increased up to $500.0 million under certain conditions and subject to additional commitments from the lender group.

On January 3, 2017, we entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. Pursuant to the Fourth Amendment, the total commitments of the lenders under the revolving credit facility were increased from $375.0 million to $600.0 million (the “Commitment”). Following the increase in the amount of the total commitments, as described above, the accordion provision under the Credit Agreement to increase the lenders’ commitments was removed. The borrowers, lenders, and guarantors under the newly amended Credit Agreement did not change. Similarly, the representations, warranties and covenants, and the interest rates applicable to the borrowings did not change. The increase in available credit was used to enable additional borrowings under the Credit Agreement, which were used to fund the majority of the purchase consideration for the DCPayments acquisition. For additional information, see Recent Events and Trends - Acquisitions above.

The maturity date of the Credit Agreement is July 1, 2021. The Commitment can be borrowed in U.S. dollars, alternative currencies, or a combination thereof. The Credit Agreement provides for sub-limits under the Commitment of $50.0 million for swingline loans and $30.0 million for letters of credit. Borrowings (not including swingline loans and alternative currency loans) accrue interest at our option at either the Alternate Base Rate (as defined in the Credit Agreement) or the Adjusted LIBO Rate (as defined in the Credit Agreement) plus a margin depending on the our most recent Total Net Leverage Ratio (as defined in the Credit Agreement). The margin for Alternative Base Rate loans varies between 0% and 1.25% and the margin for Adjusted LIBO Rate loans varies between 1.00% and 2.25%. Swingline loans denominated in U.S. dollars bear interest at the Alternate Base Rate plus a margin as described above and swingline loans denominated in alternative currencies bear interest at the Overnight LIBO Rate (as defined in the Credit Agreement) plus the applicable margin for the Adjusted LIBO Rate. Substantially all of our U.S. assets, including the stock of our wholly-owned U.S. subsidiaries and 66.0% of the stock of the first-tier non-U.S. subsidiaries of Cardtronics Delaware, are pledged as collateral to secure borrowings made under the revolving credit facility. Furthermore, each of our material wholly-owned U.S. subsidiaries has guaranteed the full and punctual payment of the obligations under the revolving credit facility. The obligations of the CFC Borrowers (as defined in the Credit Agreement) are secured by the assets of the CFC Guarantors (as defined in the Credit Agreement), which do not guarantee the obligations of our U.S. subsidiaries. There are currently no restrictions on the ability of our subsidiaries to declare and pay dividends to us.

The Credit Agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to: (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, and (iv) notification of certain events. Financial covenants in the Credit Agreement require us to maintain: (i) as of the last day of any fiscal quarter, a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no more than 2.25 to 1.00, (ii) as of the last day of any fiscal quarter, a Total Net Leverage Ratio of no more than 4.00 to 1.00, and (iii) as of the last day of any fiscal quarter, a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.50 to 1.0. Additionally, we are limited on the amount of restricted payments, including dividends, which we can make pursuant to the terms of the Credit Agreement; however, we may generally make restricted payments so long as no event of default exists at the time of such payment and our pro forma Total Net Leverage Ratio is less than 3.0 to 1.0 at the time such restricted payment is made.

As of December 31, 2016, the weighted average interest rate on our borrowings under our revolving credit facility was approximately 4.0%. Additionally, as of December 31, 2016, we were in compliance with all applicable covenants and ratios under our revolving credit facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings.

As of December 31, 2016, the outstanding balance under our revolving credit facility was $14.1 million and the available borrowing capacity under our revolving credit facility totaled $360.9 million.

$250.0 Million 5.125% Senior Notes due 2022. On July 28, 2014, Cardtronics Delaware issued the 2022 Notes pursuant to an indenture dated July 28, 2014 among Cardtronics Delaware, certain subsidiary guarantors, and Wells Fargo Bank, National Association, as trustee. Interest on the 2022 Notes is payable semi-annually in cash in arrears on February 1st and August 1st of each year.

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

As of December 31, 2016, we were in compliance with all applicable covenants required under the 2022 Notes.

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

On July 1, 2016, Cardtronics plc, Cardtronics Delaware, and Wells Fargo Bank, National Association, as trustee, entered into a supplemental indenture (the “Convertible Notes Supplemental Indenture”) with respect to the Convertible Notes. The Convertible Notes Supplemental Indenture provides for the unconditional and irrevocable guarantee by

Cardtronics plc of the prompt payment, when due, of any amount owed to the holders of the Convertible Notes. The Convertible Notes Supplemental Indenture also provides that, from and after the effective date of the Redomicile Transaction, the Convertible Notes will be convertible into shares of Cardtronics plc in lieu of common shares of Cardtronics Delaware.

Cardtronics Delaware is permitted to settle any conversion obligation under the Convertible Notes, in excess of the principal balance, in cash, shares, or a combination of cash and shares, at its election. We intend to satisfy any conversion premium by issuing shares. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 10. Long-Term Debt.

Effects of Inflation

Our monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation. Our non-monetary assets, consisting primarily of tangible and intangible assets, are not affected by inflation. We believe that replacement costs of ATM and ATM-related equipment, furniture, and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and telecommunications, which may not be readily recoverable in the price of services offered by us.

Contractual Obligations

The following table reflects our significant contractual obligations and other commercial commitments as of December 31, 2016:

	Payments Due by Period
	2017	2018	2019	2020	2021	Thereafter	Total
	(In thousands)
Long-term debt obligations:
Principal (1)	$—	$—	$—	$287,500	$14,100	$250,000	$551,600
Interest (2)	16,252	16,252	16,252	16,012	13,095	7,474	85,337
Operating leases	6,247	5,429	3,607	2,587	2,180	4,696	24,746
Merchant space leases	4,800	3,556	3,062	2,065	816	1,217	15,516
Minimum service contracts	1,680	1,680	963	—	—	—	4,323
Other (3)	16,792	—	—	—	—	—	16,792
Total contractual obligations	$45,771	$26,917	$23,884	$308,164	$30,191	$263,387	$698,314

(1)	Represents the $250.0 million face value of our Senior Notes, $287.5 million face value of our Convertible Notes, and $14.1 million outstanding under our revolving credit facility.
(2)

Represents the estimated interest payments associated with our long-term debt outstanding as of December 31, 2016, assuming current interest rates and consistent amount of debt outstanding over the periods indicated in the table above.

(3)

During the normal course of business, we issue purchase orders to various vendors for products. As of December 31, 2016, we had open purchase commitments of $16.8 million for products to be delivered in 2017.

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this 2016 Form 10-K have been prepared in accordance with U.S. GAAP, which require that management make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, thus impacting our results of operations and financial position. The critical accounting policies and estimates described in this section are those that are most important to the depiction of our financial condition and results of operations and the application of which requires management’s most subjective judgments in making estimates about the effect of matters that are inherently uncertain. For additional information related to our significant accounting policies, see Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting Policies.

Goodwill and intangible assets. We have accounted for our acquisitions as business combinations in accordance with U.S. GAAP. Accordingly, the purchase consideration for any acquisitions have been allocated to the assets acquired and liabilities assumed based on their respective fair values as of each acquisition date. Intangible assets that met the criteria established by U.S. GAAP for recognition apart from goodwill include acquired merchant and bank-branding contract/relationships, trade names, technology, and the non-compete agreements entered into in connection with certain acquisitions. The excess of the purchase consideration of the acquisitions over the fair values of the identified assets acquired and liabilities assumed is recognized as goodwill in our consolidated financial statements.

Goodwill and other intangible assets that have indefinite useful lives are not amortized, but instead are tested at least annually for impairment, and intangible assets that have finite useful lives are amortized over their estimated useful lives. We follow the specific guidance provided in U.S. GAAP for testing goodwill and other non-amortized intangible assets for impairment. In 2016, we elected to perform the optional qualitative assessment allowed under U.S. GAAP to determine if it was necessary to perform a quantitative assessment. The qualitative assessment considers whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event that the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the quantitative assessment prescribed by the guidance where the carrying amount of the net assets associated with each applicable reporting unit is compared to the estimated fair value of such reporting unit as of the date of the test or the annual testing date, December 31, 2016. For the year ended December 31, 2016, we performed our annual goodwill impairment test for six separate reporting units: (i) our U.S. reporting segment, (ii) the ATM operations in the U.K., (iii) the Mexico operations, (iv) the Canadian operations, (v) the German operations, and (vi) the Corporate & Other segment.

We evaluate the recoverability of our goodwill and non-amortized intangible assets by estimating the future discounted cash flows of the reporting units to which the goodwill and non-amortized intangible assets relate. We use discount rates corresponding to our cost of capital, risk-adjusted as appropriate, to determine the discounted cash flows, and consider current and anticipated business trends, prospects, and other market and economic conditions when performing our evaluations. These evaluations are performed on an annual basis at a minimum, or more frequently based on the occurrence of events that might indicate a potential impairment. Examples of events that might indicate impairment include, but are not limited to, the loss of a significant contract, a material change in the terms or conditions of a significant contract, or significant decreases in revenues associated with a contract or business.

Valuation of long-lived assets. We place significant value on the installed ATMs that we own and manage in merchant locations and the related acquired merchant and bank-branding contracts/relationships. Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We test our acquired merchant and bank-branding contract/relationship intangible assets for impairment quarterly, along with the related ATMs, on an individual merchant and bank-branding contract/relationship basis for our significant acquired contracts/relationships, and on a pooled or portfolio basis (by acquisition) for all other acquired contracts/relationships.

In determining whether a particular merchant and bank-branding contract/relationship is significant enough to warrant a separate identifiable intangible asset, we analyze a number of relevant factors, including: (i) estimates of the historical cash flows from such contract/relationship prior to its acquisition, (ii) estimates regarding our ability to increase the contract/relationship’s cash flows subsequent to the acquisition through a combination of lower operating costs, the deployment of additional ATMs, and the generation of incremental revenues from increased surcharges and/or new merchant or bank-branding contracts/relationships, and (iii) estimates regarding our ability to renew such contract/relationship beyond their originally scheduled termination date. An individual merchant and bank-branding contract/relationship, and the related ATMs, could be impaired if the contract/relationship is terminated sooner than originally anticipated, or if there is a decline in the number of transactions related to such contract/relationship without a corresponding increase in the amount of revenue collected per transaction. A portfolio of purchased contract/relationship intangibles, including the related ATMs, could be impaired if the contract/relationship attrition rate is materially more than the rate used to estimate the portfolio’s initial value, or if there is a decline in the number of transactions associated with such portfolio without a corresponding increase in the revenue collected per transaction. Whenever events or changes in circumstances indicate that a merchant or bank-branding contract/relationship intangible asset may be impaired, we evaluate the recoverability of the intangible asset, and the related ATMs, by measuring the related carrying amounts against the estimated undiscounted future cash flows associated with the related contract/relationship or portfolio of contracts/relationships. Should the sum of the expected future net cash flows be less than the carrying values of the tangible and intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the ATMs and intangible assets exceeded the calculated fair value.

Income taxes. Income tax provisions are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and income before provision of income taxes and between the tax basis of assets and liabilities and their reported amounts in our consolidated financial statements. We include deferred tax assets and liabilities in our consolidated financial statements at currently enacted income tax rates. As changes in tax laws or rates are enacted, we adjust our deferred tax assets and liabilities through the income tax provision.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event we do not believe we will be able to utilize the related tax benefits associated with deferred tax assets, we record valuation allowances to reserve for the assets.

Asset retirement obligations (“ARO”). We estimate the fair value of future ARO costs associated with our cost to deinstall ATMs and, in some cases, restoring the ATM sites to their original conditions. ARO estimates are based on a number of assumptions, including: (i) the types of ATMs that are installed, (ii) the relative mix where the ATMs are installed (i.e., whether such ATMs are located in single-merchant locations or in locations associated with large, geographically-dispersed retail chains), and (iii) whether we will ultimately be required to refurbish the merchant store locations upon the removal of the related ATMs. Additionally, we are required to make estimates regarding the timing of when AROs will be incurred. We utilize a pooled approach in calculating and managing our AROs, as opposed to a specific machine-by-machine approach, by pooling the ARO of assets based on the estimated deinstallation dates. We periodically review the reasonableness of the ARO balance by obtaining the current machine count and updated cost estimates to deinstall ATMs.

The fair value of a liability for an ARO is recognized in the period in which it is incurred and can be reasonably estimated. ARO costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life. Fair value estimates of liabilities for AROs generally involve discounted future cash flows. Periodic accretion of such liabilities due to the passage of time is recorded as an operating expense in the consolidated financial statements. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded.

Share-based compensation. We calculate the fair value of share-based instruments awarded to our Board of Directors and employees on the date of grant and recognize the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards. In determining the fair value of our share-based awards, we are required to make certain assumptions and estimates, including: (i) the number of awards that may ultimately be granted to and forfeited by the recipients, (ii) the expected term of the underlying awards, and (iii) the future volatility associated with the price of our common shares. For additional information related to such estimates, and the basis for our conclusions regarding such estimates for the year ended December 31, 2016, see Item 8. Financial Statements and Supplementary Data, Note 3. Share-Based Compensation.

Derivative financial instruments. We recognize all of our derivative instruments as assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The accounting for changes in the fair value (e.g., gains or losses) of the derivative instruments depends on: (i) whether such instruments have been designated and qualify as part of a hedging relationship and (ii) the type of hedging relationship designated. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. As of December 31, 2016, all of our derivative instruments were designated and qualify as cash flow hedges, and, accordingly, changes in the fair values of such derivatives have been reflected in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. For additional information related to our derivative financial instrument transactions, see Item 8. Financial Statements and Supplementary Data, Note 15. Derivative Financial Instruments.

Convertible Notes. We are party to various derivative instruments related to the issuance of our Convertible Notes. As of December 31, 2016, all of our derivative instruments related to the Convertible Notes qualified for classification in the Shareholders’ equity line item in the accompanying Consolidated Balance Sheets. We are required, however, for the remaining term of the Convertible Notes, to assess whether we continue to meet the shareholders’ equity classification requirements and if in any future period we fail to satisfy those requirements we would need to reclassify these instruments out of Shareholders’ equity and record them as a derivative asset or liability, at which point we would be required to record any changes in fair value through earnings. For additional information related to our Convertible Notes, see Item 8. Financial Statements and Supplementary Data, Note 10. Long-Term Debt.

New Accounting Pronouncements Issued but Not Yet Adopted

For recent accounting pronouncements not yet adopted during 2016, see Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting Policies - (v) Recent Accounting Pronouncements Not Yet Adopted.

Commitments and Contingencies

We are subject to various legal proceedings and claims arising in the ordinary course of our business. We do not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse financial or operational impact on us. For additional information related to our commitments and contingencies, see Item 8. Financial Statements and Supplementary Data, Note 17. Commitments and Contingencies.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to certain risks related to our ongoing business operations, including interest rate risk associated with our vault cash rental obligations and, to a lesser extent, borrowings under our revolving credit facility. The following quantitative and qualitative information is provided about financial instruments to which we were a party at December 31, 2016, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.

Hypothetical changes in interest rates and foreign currency exchange rates chosen for the following estimated sensitivity analysis are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations for each risk category. However, since it is not possible to accurately predict future changes in interest rates and foreign currency exchange rates, these hypothetical changes may not necessarily be an indicator of probable future fluctuations.

Interest Rate Risk

Vault cash rental expense. Because our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various LIBOR in the U.S., the U.K., Ireland, Germany, Poland, and Spain. In Mexico, the rate is based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”), in Canada, the rate is based on the Bank of Canada’s Bankers Acceptance Rate and the Canadian prime rate, and in Australia, the formula is based on the Bank Bill Swap Rates (“BBSY”).

As a result of the significant sensitivity surrounding our vault cash rental expense, we have entered into a number of interest rate swap contracts to effectively fix the rate we pay on the amounts of our current and anticipated outstanding vault cash balances. During the year ended December 31, 2016, we entered into the following new forward-starting interest rate swap contracts to hedge our exposure to floating interest rates on our vault cash outstanding balances in future periods: (i) £550.0 million aggregate notional amount interest rate swap contracts that begin January 1, 2017, with £250.0 million terminating December 31, 2018 and £300.0 million terminating December 31, 2019, (ii) £250.0 million initial notional amount interest rate swap contract, that begins January 1, 2019 and increases to £500.0 million January 1, 2020, terminating December 31, 2022, and (iii) $400.0 million aggregate notional amount interest rate swap contracts that begin January 1, 2018 and terminate December 31, 2022.

As a result of the DCPayments acquisition, completed January 6, 2017, we became party to a $50.0 million Australian dollar notional amount, 2.75% fixed rate interest rate swap contract, which terminates on February 27, 2018.

Effective June 29, 2016, one of our interest rate swap contract counterparties exercised its right to terminate a $200.0 million notional amount, 2.40% fixed rate, interest rate swap contract that was previously designated as a cash flow hedge of our 2019 and 2020 vault cash rental payments. The designated vault cash rental payments remain probable; therefore, upon termination and as of that date, we recognized an unrealized loss of $4.9 million in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. The terminated interest rate swap contract was effectively novated by the previous counterparty, and we entered into a similar $200.0 million notional amount, 2.52% fixed rate interest rate swap contract, with a new counterparty, which we designated as a cash flow hedge of our 2019 and 2020 vault cash rental payments. The modified terms resulted in ineffectiveness of $0.4 million recognized in the Other expense (income) line item in the accompanying Consolidated Statements of Operations during the year ended December 31, 2016.

The notional amounts, weighted average fixed rates, and terms associated with our interest rate swap contracts that are currently in place (as of the date of the issuance of this 2016 Form 10-K) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts	Weighted Average Fixed Rate
U.S.	U.S.	U.K.	U.K.	Term
(In millions)		(In millions)
$1,000	2.53%	£550	0.82%	January 1, 2017 – December 31, 2017
$1,150	2.17%	£550	0.82%	January 1, 2018 – December 31, 2018
$1,000	2.06%	£550	0.90%	January 1, 2019 – December 31, 2019
$1,000	2.06%	£500	0.94%	January 1, 2020 – December 31, 2020
$400	1.46%	£500	0.94%	January 1, 2021 – December 31, 2021
$400	1.46%	£500	0.94%	January 1, 2022 – December 31, 2022

Summary of Interest Rate Exposure on Average Outstanding Vault Cash

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in North America based on our average outstanding vault cash balance for the quarter ended December 31, 2016 and assuming a 100 basis point increase in interest rates (in millions):

Average outstanding vault cash balance	$2,321
Interest rate swap contracts fixed notional amount	(1,000)
Residual unhedged outstanding vault cash balance	$1,321

Additional annual interest incurred on 100 basis point increase	$13.21

We also have terms in certain of our North America contracts with merchants and financial institution partners where we can decrease fees paid to merchants or effectively increase the fees paid to us by financial institutions if vault cash rental costs increase. Such protection will serve to reduce but not eliminate the exposure calculated above. Furthermore, we have the ability in North America to partially mitigate our interest rate exposure through our operations. We believe we can reduce the average outstanding vault cash balances as interest rates rise by visiting ATMs more frequently with lower cash amounts. This ability to reduce the average outstanding vault cash balances is partially constrained by the incremental cost of more frequent ATM visits. Our contractual protections with merchants and financial institution partners and our ability to reduce the average outstanding vault cash balances will serve to reduce but not eliminate interest rate exposure.

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Europe based on our average outstanding vault cash balance for the quarter ended December 31, 2016 and assuming a 100 basis point increase in interest rates (in millions):

Average outstanding vault cash balance	$1,195
Interest rate swap contracts fixed notional amount	(678)
Residual unhedged outstanding vault cash balance	$517

Additional annual interest incurred on 100 basis point increase	$5.17

Our sensitivity to changes in interest rates in Europe is partially mitigated by the interchange rate setting methodology that impacts our U.K. interchange revenue. Under this methodology, expected interest rate costs are utilized to determine the interchange rate that is set on an annual basis. As a result of this structure, should interest rates rise in the U.K., causing our operating expenses to rise, we would expect to see a rise in interchange rates (and our revenues), albeit with some time lag. As discussed above, to further mitigate our risk, we entered into new forward-starting interest rate swap contracts that commence on January 1, 2017. As a result, our exposure to floating interest payments in Europe has been fixed to the extent of the £550.0 million notional amount.

As of December 31, 2016, we had an asset of $14.1 million and a liability of $31.0 million recorded in the accompanying Consolidated Balance Sheets related to our interest rate swap contracts, which represented the fair value asset or liability of the interest rate swap contracts, as derivative instruments are required to be carried at fair value. The fair value estimate was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These interest rate swap contracts are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP), the effective portion of the gain or loss on the derivative instrument is reported as a component of the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets and reclassified into earnings in the Vault cash rental expense line item in the accompanying Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings and has been forecasted into earnings.

Interest expense. Our interest expense is also sensitive to changes in interest rates as borrowings under our revolving credit facility accrue interest at floating rates. We have had relatively low amounts outstanding under our revolving credit facility in recent periods, and as a result, our recent exposure to floating interest rates has been low on our outstanding indebtedness. However, in early January 2017, as discussed in Recent Events and Trends - Acquisitions above, in connection with the acquisition of DCPayments, we significantly increased our borrowings under our revolving credit facility. In addition to other financing options that may be available to us, we may consider derivative instruments to effectively fix the interest rate on a portion of the borrowings outstanding under our revolving credit facility.

Outlook. If we continue to experience low short-term interest rates in the countries in which we operate, it will be beneficial to the amount of interest expense we incur under our revolving credit facility and our vault cash rental expense. Although we currently hedge a substantial portion of our vault cash interest rate risk in the U.S. and future vault cash interest rate risk in the U.K., we may not be able to enter into similar arrangements for similar amounts in the future, and any significant increase in interest rates in the future could have an adverse impact on our business, financial condition, and results of operations by increasing our operating costs and expenses. However, we expect that the impact on our consolidated financial statements from a significant increase in interest rates would be partially mitigated by the interest rate swap contracts that we currently have in place associated with our vault cash balances in the U.S. and the U.K. and other protective measures we have put in place.

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Ireland, Germany, Poland, Spain, Mexico, Canada, and beginning in January 2017 with the DCPayments and Spark acquisitions, Australia, New Zealand, and South Africa, we are exposed to market risk from changes in foreign currency exchange rates, particularly with respect to changes in the U.S. dollar relative to the British pound. The functional currencies of our international subsidiaries are their respective local currencies. The results of operations of our international subsidiaries are translated into U.S. dollars using average foreign currency exchange rates in effect during the periods in which those results are recorded and the assets and liabilities are translated using the foreign currency exchange rate in effect as of each balance sheet reporting date. These resulting translation adjustments have been reported in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. As of December 31, 2016, this accumulated translation loss totaled $80.9 million compared to $45.9 million as of December 31, 2015.

Our financial results were significantly impacted by changes in foreign currency exchange rates during the year ended December 31, 2016 compared to the prior year. Our total revenues during the year ended December 31, 2016 would have been higher by approximately $47.2 million had the foreign currency exchange rates from the year ended December 31, 2015 remained unchanged. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10.0% against the British pound, Euro, Polish zloty, Mexican peso, or Canadian dollar, the effect upon our operating income would have been approximately $6 million for the year ended December 31, 2016.

Certain intercompany balances are designated as short-term in nature. The changes in these balances related to foreign currency exchange rates have been recorded in the accompanying Consolidated Statements of Operations and we are exposed to foreign currency exchange rate risk as it relates to these intercompany balances.

We do not hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cardtronics plc:

We have audited Cardtronics plc’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cardtronics plc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cardtronics plc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cardtronics plc and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 21, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas

February 21, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cardtronics plc:

We have audited the accompanying consolidated balance sheets of Cardtronics plc and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardtronics plc and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cardtronics plc’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas

February 21, 2017

CARDTRONICS PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, excluding share and per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$73,534	$26,297
Accounts and notes receivable, net of allowance for doubtful accounts of $1,931 and $2,079 as of December 31, 2016 and December 31, 2015, respectively	84,156	72,009
Inventory, net	12,527	10,675
Restricted cash	32,213	31,565
Current portion of deferred tax asset, net	—	16,300
Prepaid expenses, deferred costs, and other current assets	67,107	56,678
Total current assets	269,537	213,524
Property and equipment, net of accumulated depreciation of $397,972 and $360,722 as of December 31, 2016 and December 31, 2015, respectively	392,735	375,488
Intangible assets, net	121,230	150,780
Goodwill	533,075	548,936
Deferred tax asset, net	13,004	11,950
Prepaid expenses, deferred costs, and other noncurrent assets	35,115	19,257
Total assets	$1,364,696	$1,319,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term liabilities	$28,237	$32,732
Accounts payable	44,965	25,850
Accrued liabilities	240,618	219,058
Total current liabilities	313,820	277,640
Long-term liabilities:
Long-term debt	502,539	568,331
Asset retirement obligations	45,086	51,685
Deferred tax liability, net	27,625	21,829
Other long-term liabilities	18,691	30,657
Total liabilities	907,761	950,142

Commitments and contingencies (See Note 17)

Shareholders’ equity:
Ordinary shares, $0.01 nominal value; 45,326,430 issued and outstanding as of December 31, 2016. Common shares, $0.0001 par value; 125,000,000 authorized; 52,129,395 issued, and 44,953,620 outstanding as of December 31, 2015. (See Note 13)	453	5
Additional paid-in capital (See Note 13)	311,041	374,564
Accumulated other comprehensive loss, net	(107,135)	(88,126)
Retained earnings	252,656	185,897
Treasury shares, 7,175,775 at cost as of December 31, 2015 (See Note 13)	—	(102,566)
Total parent shareholders’ equity	457,015	369,774
Noncontrolling interests	(80)	19
Total shareholders’ equity	456,935	369,793
Total liabilities and shareholders’ equity	$1,364,696	$1,319,935

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, excluding share and per share amounts)

	Year Ended
	December 31,
	2016	2015	2014
Revenues:
ATM operating revenues	$1,212,863	$1,134,021	$1,007,765
ATM product sales and other revenues	52,501	66,280	47,056
Total revenues	1,265,364	1,200,301	1,054,821
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below. See Note 1(d))	768,200	720,925	659,350
Cost of ATM product sales and other revenues	45,887	62,012	44,698
Total cost of revenues	814,087	782,937	704,048
Gross profit	451,277	417,364	350,773
Operating expenses:
Selling, general, and administrative expenses	153,782	140,501	113,470
Redomicile-related expenses	13,747	—	—
Acquisition and divestiture-related expenses	9,513	27,127	18,050
Depreciation and accretion expense	90,953	85,030	75,622
Amortization of intangible assets	36,822	38,799	35,768
Loss (gain) on disposal of assets	81	(14,010)	3,224
Total operating expenses	304,898	277,447	246,134
Income from operations	146,379	139,917	104,639
Other expense:
Interest expense, net	17,360	19,451	20,776
Amortization of deferred financing costs and note discount	11,529	11,363	13,036
Redemption cost for early extinguishment of debt	—	—	9,075
Other expense (income)	2,958	3,780	(1,616)
Total other expense	31,847	34,594	41,271
Income before income taxes	114,532	105,323	63,368
Income tax expense	26,622	39,342	28,174
Net income	87,910	65,981	35,194
Net loss attributable to noncontrolling interests	(81)	(1,099)	(1,946)
Net income attributable to controlling interests and available to common shareholders	$87,991	$67,080	$37,140

Net income per common share – basic	$1.95	$1.50	$0.83
Net income per common share – diluted	$1.92	$1.48	$0.82

Weighted average shares outstanding – basic	45,206,119	44,796,701	44,338,408
Weighted average shares outstanding – diluted	45,821,527	45,368,687	44,867,304

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended
	December 31,
	2016	2015	2014
Net income	$87,910	$65,981	$35,194
Unrealized gain on interest rate swap contracts, net of deferred income tax expense of $12,228, $3,742, and $4,128 for the years ended December 31, 2016, 2015, and 2014, respectively.	15,990	6,058	6,220
Foreign currency translation adjustments, net of deferred income tax (benefit) of $(2,548) and $(1,565) for the years ended December 31, 2016 and 2015, respectively	(34,999)	(11,177)	(16,273)
Other comprehensive loss	(19,009)	(5,119)	(10,053)
Total comprehensive income	68,901	60,862	25,141
Less: comprehensive loss attributable to noncontrolling interests	(99)	(438)	(1,987)
Comprehensive income attributable to controlling interests	$69,000	$61,300	$27,128

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

	Common Shares
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Treasury Shares	Noncontrolling Interests	Total
Balance as of January 1, 2014	44,376	$5	$330,862	$(72,954)	$81,677	$(90,679)	$(1,797)	$247,114
Issuance of common shares for share-based compensation, net of forfeitures	370	—	810	—	—	—	—	810
Repurchase of common shares	(184)	—	—	—	—	(7,156)	—	(7,156)
Share-based compensation expense	—	—	16,245	—	—	—	—	16,245
Additional tax benefit related to share-based compensation	—	—	4,739	—	—	—	—	4,739
Financing costs related to equity portion of convertible senior notes, note hedges, and warrants	—	—	(490)	—	—	—	—	(490)
Unrealized gain on interest rate swap contracts, net of deferred income tax expense of $4,128	—	—	—	6,220	—	—	—	6,220
Net income attributable to controlling interests	—	—	—	—	37,140	—	—	37,140
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(1,946)	(1,946)
Foreign currency translation adjustments	—	—	—	(16,273)	—	—	132	(16,141)
Balance as of December 31, 2014	44,562	$5	$352,166	$(83,007)	$118,817	$(97,835)	$(3,611)	$286,535
Issuance of common shares for share-based compensation, net of forfeitures	530	—	1,107	—	—	—	—	1,107
Repurchase of common shares	(138)	—	—	—	—	(4,731)	—	(4,731)
Share-based compensation expense	—	—	19,306	—	—	—	—	19,306
Additional tax benefit related to share-based compensation	—	—	1,985	—	—	—	—	1,985
Unrealized gain on interest rate swap contracts, net of deferred income tax expense of $3,742	—	—	—	6,058	—	—	—	6,058
Net income attributable to controlling interests	—	—	—	—	67,080	—	—	67,080
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(1,099)	(1,099)
Foreign currency translation adjustments, net of deferred income tax (benefit) of $(1,565)	—	—	—	(11,177)	—	—	661	(10,516)
Additional investment in Cardtronics Mexico joint venture	—	—	—	—	—	—	4,068	4,068
Balance as of December 31, 2015	44,954	$5	$374,564	$(88,126)	$185,897	$(102,566)	$19	$369,793
Issuance of common shares for share-based compensation, net of forfeitures	500	—	450	—	—	—	—	450
Repurchase of common shares	(128)	—	—	—	—	(3,959)	—	(3,959)
Share-based compensation expense	—	—	21,430	—	—	—	—	21,430
Additional tax benefit related to share-based compensation	—	—	338	—	—	—	—	338
Unrealized gain on interest rate swap contracts, net of deferred income tax expense of $12,228	—	—	—	15,990	—	—	—	15,990
Net income attributable to controlling interests	—	—	—	—	87,991	—	—	87,991
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(81)	(81)
Foreign currency translation adjustments, net of deferred income tax (benefit) of $(2,548)	—	—	—	(34,999)	—	—	(18)	(35,017)
Change in common shares, treasury shares, and additional paid-in capital associated with the Redomicile Transaction	—	448	(85,741)	—	(21,232)	106,525	—	—
Balance as of December 31, 2016	45,326	$453	$311,041	$(107,135)	$252,656	$—	$(80)	$456,935

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$87,910	$65,981	$35,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	127,775	123,829	111,390
Amortization of deferred financing costs and note discount	11,529	11,363	13,036
Share-based compensation expense	21,430	19,454	16,502
Deferred income taxes	9,886	10,993	3,038
Loss (gain) on disposal of assets	81	(14,010)	3,224
Other reserves and non-cash items	1,901	3,145	5,188
Redemption costs for early extinguishment of debt	—	—	9,075
Changes in assets and liabilities:
(Increase) decrease in accounts and notes receivable, net	(16,284)	17,384	(12,224)
Increase in prepaid expenses, deferred costs, and other current assets	(12,491)	(19,588)	(7,578)
Increase in inventory, net	(1,191)	(4,668)	(2,399)
(Increase) decrease in other assets	(21,955)	8,415	(4,175)
Increase (decrease) in accounts payable	15,468	(8,016)	(4,940)
Increase in accrued liabilities	46,508	31,889	20,100
(Decrease) increase in other liabilities	(292)	10,382	3,122
Net cash provided by operating activities	270,275	256,553	188,553

Cash flows from investing activities:
Additions to property and equipment	(125,882)	(142,349)	(109,909)
Acquisitions, net of cash acquired	(22,669)	(103,874)	(226,972)
Proceeds from sale of assets and businesses	9,348	36,661	—
Net cash used in investing activities	(139,203)	(209,562)	(336,881)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	235,368	452,670	127,657
Repayments of borrowings under revolving credit facility	(311,362)	(499,551)	(61,539)
Proceeds from borrowings of long-term debt	—	—	250,000
Repayments of long-term debt	—	—	(200,000)
Debt issuance, modification, and redemption costs	—	—	(14,746)
Payment of contingent consideration	—	—	(517)
Proceeds from exercises of stock options	673	1,107	810
Additional tax benefit related to share-based compensation	338	1,985	4,739
Repurchase of common shares	(3,959)	(4,731)	(7,156)
Net cash (used in) provided by financing activities	(78,942)	(48,520)	99,248

Effect of exchange rate changes on cash	(4,893)	(4,049)	(5,984)
Net increase (decrease) in cash and cash equivalents	47,237	(5,578)	(55,064)

Cash and cash equivalents as of beginning of period	26,297	31,875	86,939
Cash and cash equivalents as of end of period	$73,534	$26,297	$31,875

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,718	$19,494	$21,094
Cash paid for income taxes	$17,886	$28,292	$26,014

The accompanying notes are an integral part of these consolidated financial statements

CARDTRONICS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Summary of Significant Accounting Policies

(a) Description of Business

On July 1, 2016, the location of incorporation of the parent company of the Cardtronics group of companies was changed from Delaware to the United Kingdom (the “U.K.”), whereby Cardtronics plc, a public limited company organized under English law (“Cardtronics plc”), became the new publicly traded corporate parent of the Cardtronics group of companies following the completion of the merger between Cardtronics, Inc., a Delaware corporation (“Cardtronics Delaware”), and one of its subsidiaries (the “Merger”). The Merger was completed pursuant to the Agreement and Plan of Merger, dated April 27, 2016, the adoption of which was approved by Cardtronics Delaware’s shareholders on June 28, 2016 (collectively, the “Redomicile Transaction”). Pursuant to the Redomicile Transaction, each issued and outstanding Ordinary Share (collectively “common shares”) of Cardtronics Delaware held immediately prior to the Merger was effectively converted into one common share of Cardtronics plc. For additional information related to the common shares of Cardtronics plc, see Note 13. Shareholders’ Equity.

Any references to “the Company” (as defined below) or any similar references relating to periods before the Redomicile Transaction shall be construed as references to Cardtronics Delaware being the previous parent company of the Cardtronics group of companies. The Redomicile Transaction has been accounted for as an internal reorganization of entities under common control and, therefore, Cardtronics Delaware’s assets and liabilities have been accounted for at their historical cost basis and not revalued in the transaction. For additional information related to the Redomicile Transaction, see Note 3. Share-Based Compensation, Note 10. Long-Term Debt, and Note 21. Supplemental Guarantor Financial Information.

Cardtronics plc, together with its wholly and majority-owned subsidiaries (collectively, the “Company”), provides convenient automated consumer financial services through its network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of December 31, 2016, the Company provided services to approximately 203,000 ATMs across its portfolio, which included approximately 181,000 ATMs located in all 50 states of the United States (“U.S.”) (including the U.S. territory of Puerto Rico), approximately 16,000 ATMs throughout the U.K. and Ireland, approximately 1,400 ATMs throughout Germany, Poland, and Spain, approximately 3,700 ATMs throughout Canada, and approximately 1,000 ATMs throughout Mexico. In the U.S., in addition to providing traditional ATM functions such as cash dispensing and bank account balance inquiries, certain of the Company’s ATMs perform other automated consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit-taking at ATMs using electronic imaging), and money transfers. The total count of approximately 203,000 ATMs also includes ATMs for which the Company provides processing only services and various forms of managed services solutions, which may include transaction processing, monitoring, maintenance, cash management, communications, and customer service.

Through its network, the Company provides ATM management and ATM equipment-related services (typically under multi-year contracts) to large retail merchants of varying sizes, as well as smaller retailers and operators of facilities such as shopping malls, airports, and train stations. In doing so, the Company provides its retail partners with a compelling automated financial services solution that helps attract and retain customers, and in turn, increases the likelihood that the ATMs placed at their facilities will be utilized.

In addition to its retail merchant relationships, the Company also partners with leading national financial institutions to brand selected ATMs within its network, including BBVA Compass Bancshares, Inc. (“BBVA”), Citibank, N.A. (“Citibank”), Citizens Financial Group, Inc. (“Citizens”), Cullen/Frost Bankers, Inc. (“Cullen/Frost”), JPMorgan Chase & Co (“Chase”), Discover Bank (“Discover”), Santander Bank, N.A. (“Santander”), TD Bank, N.A. (“TD Bank”), and PNC Bank, N.A. (“PNC Bank”), in the U.S., The Bank of Nova Scotia (“Scotiabank”) and Santander in Puerto Rico, and Scotiabank, TD Bank, and Canadian Imperial Bank Commerce (“CIBC”) in Canada. In Mexico, the Company operates Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”) and partners with Grupo Financiero Banorte, S.A. de C.V. (“Banorte”) and Scotiabank to place their brands on its ATMs in exchange for certain services provided by them. As of

December 31, 2016, approximately 22,000 of the Company’s ATMs were under contract with approximately 500 financial institutions to place their logos on the ATMs and to provide convenient surcharge-free access for their banking customers.

The Company owns and operates the Allpoint network (“Allpoint”), the largest surcharge-free ATM network (based on the number of participating ATMs). Allpoint, which has approximately 55,000 participating ATMs, provides surcharge-free ATM access to over 1,300 participating banks, credit unions, and stored-value debit card issuers. For participants, Allpoint provides scale, density, and convenience of surcharge-free ATMs that surpasses the largest banks in the U.S. In exchange, Allpoint earns either a fixed monthly fee per cardholder or a fixed fee per transaction that is paid by the participants. The Allpoint network includes a majority of the Company-owned ATMs in the U.S. and a portion of the Company’s ATMs in the U.K., Canada, Puerto Rico, and Mexico. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

Finally, the Company owns and operates electronic funds transfer (“EFT”) transaction processing platforms that provide transaction processing services to its network of ATMs, as well as other ATMs under managed services arrangements. Additionally, through the acquisition of Columbus Data Services, L.L.C. (“CDS”) in 2015, the Company provides leading-edge ATM processing solutions to ATM sales and service organizations and financial institutions.

(b) Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company. All material intercompany accounts and transactions have been eliminated in consolidation. The Company owns a majority (95.7%) interest in, and realizes a majority of the earnings and/or losses of, Cardtronics Mexico, thus this entity is reflected as a consolidated subsidiary in the consolidated financial statements, with the remaining ownership interests not held by the Company being reflected as noncontrolling interests.

In management’s opinion, all normal and recurring adjustments necessary for a fair presentation of the Company’s current and prior period financial results have been made. During the year ended December 31, 2016, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) and ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (“ASU 2015-15”). These updates require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset and clarify the treatment of debt issuance costs related to a line-of-credit arrangement. As retrospective application is required by these standards updates, the debt carrying balances as of December 31, 2015 have been adjusted with no material impact. In addition, the Company has adopted early ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), applying its provisions prospectively to the interim reporting periods of 2016. ASU 2015-17 eliminates the requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet and requires organizations to classify all deferred tax assets and liabilities as noncurrent.

(c) Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of this Annual Report on Form 10-K (this “2016 Form 10-K”) and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include the carrying amount of intangibles, goodwill, asset retirement obligations (“ARO”), contingencies, and valuation allowances for receivables, inventories, and deferred income tax assets. Additionally, the Company is required to make estimates and assumptions related to the valuation of its derivative instruments and share-based compensation. Actual results could differ from those estimates, and these differences could be material to the consolidated financial statements.

(d) Cost of ATM Operating Revenues and Gross Profit Presentation

The Company presents the Cost of ATM operating revenues and Gross profit line items within its Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization of intangible assets related to ATMs and ATM-related assets.

The following table reflects the amounts excluded from the Cost of ATM operating revenues and Gross profit line items for the periods presented:

	Year Ended
	December 31,
	2016	2015	2014
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$70,702	$64,695	$63,711
Amortization of intangible assets	36,822	38,799	35,768
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues and Gross profit	$107,524	$103,494	$99,479

(e) Cash and Cash Equivalents

For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash in bank and short-term deposit sweep accounts. Additionally, the Company maintains cash on deposit with banks that is pledged for a particular use or restricted to support a potential liability. These balances are classified as Restricted cash in the Current assets or Noncurrent assets line items in the accompanying Consolidated Balance Sheets based on when the Company expects this cash to be paid. Current restricted cash consisted of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. The Company held $32.2 million and $31.6 million of Restricted cash in the Current assets line item in the accompanying Consolidated Balance Sheets as of December 31, 2016 and 2015, respectively. These assets are offset by accrued liability balances in the Current liability line item in the accompanying Consolidated Balance Sheets.

(f) ATM Cash Management Program

The Company relies on arrangements with various banks to provide the cash that it uses to fill its Company-owned, and in some cases merchant-owned and managed services ATMs. The Company pays a monthly fee based on the average outstanding vault cash balance, as well as fees related to the bundling and preparation of such cash prior to it being loaded in the ATMs. At all times, beneficial ownership of the cash is retained by the vault cash providers, and the Company has no right to the cash and no access to the cash except for the ATMs that are serviced by the Company’s wholly-owned armored courier operations in the U.K. While the U.K. armored courier operations have physical access to the cash loaded in the ATMs, beneficial ownership of that cash remains with the vault cash provider at all times. The Company’s vault cash arrangements expire at various times through March 2021. (For additional information related to the concentration risk associated with the Company’s vault cash arrangements, see Note 19. Concentration Risk.) Based on the foregoing, the ATM vault cash, and the related obligations, are not reflected in the consolidated financial statements. The average outstanding vault cash balance in the Company’s ATMs for the quarters ended December 31, 2016 and 2015 was approximately $3.5 billion and approximately $3.7 billion, respectively.

(g) Accounts Receivable, net of Allowance for Doubtful Accounts

Accounts receivable are comprised of amounts due from the Company’s clearing and settlement banks for transaction revenues earned on transactions processed during the month ending on the balance sheet date, as well as receivables from bank-branding and network-branding customers, and for ATMs and ATM-related equipment sales and service. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses on the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly and determines the allowance based on an analysis of its past due accounts. All balances over 90 days past due are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

(h) Inventory

Inventory consists principally of used ATMs, ATM spare parts, and ATM supplies and is stated at the lower of cost or market. Cost is determined using the average cost method.

The following table reflects the Company’s primary inventory components:

	December 31, 2016	December 31, 2015
	(In thousands)
ATMs	$1,915	$2,568
ATM spare parts and supplies	12,556	8,400
Total	14,471	10,968
Less: Inventory reserves	(1,944)	(293)
Inventory, net	$12,527	$10,675

(i) Property and Equipment, net

Property and equipment are stated at cost, and depreciation is calculated using the straight-line method over estimated useful lives ranging from three to ten years. Most new ATMs are depreciated over eight years and most refurbished ATMs and installation-related costs are depreciated over five years, all on a straight-line basis. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Also reported in property and equipment are new ATMs and the associated equipment the Company has acquired for future installation. These ATMs are held as deployments in process and are not depreciated until actually installed. Significant refurbishment costs that extend the useful life of an asset, or enhance its functionality are capitalized and depreciated over the estimated remaining life of the improved asset. Property and equipment are reviewed for impairment at least annually and additionally whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

In most of the Company’s markets, maintenance services on ATMs are generally performed by third-party service providers and are generally incurred as a fixed fee per month per ATM. In the U.K. maintenance services are mostly performed by in-house technicians. In both cases, maintenance costs are expensed as incurred.

Also reported within property and equipment are costs associated with internally-developed products. The Company capitalizes certain internal costs associated with developing new or enhanced products and technology that are expected to benefit multiple future periods through enhanced revenues and/or cost savings and efficiencies. Internally developed projects are placed into service and depreciation is commenced once the products are completed and become operational. These projects generally are depreciated over estimated useful lives of three to five years on a straight-line basis. During the years ended December, 31, 2016 and 2015, the Company capitalized internal development costs of approximately $5 million each year.

Depreciation expense for property and equipment for the years ended December 31, 2016, 2015, and 2014 was $89.1 million, $82.8 million, and $73.1 million, respectively. As of December 31, 2016, the Company did not have any material capital leases outstanding. For additional information related to the Company’s ARO, see Note 1. Basis of Presentation and Summary of Significant Accounting Policies - (m). Asset Retirement Obligations (“ARO”).

(j) Intangible Assets Other Than Goodwill

The Company’s intangible assets include merchant and bank-branding contracts/relationships acquired in connection with acquisitions of ATM and ATM-related assets (i.e., the right to receive future cash flows related to transactions occurring at these ATM locations), exclusive license agreements and site acquisition costs (i.e., the right to be the exclusive ATM provider, at specific ATM locations, for the time period under contract with a merchant customer), trade names, technology, non-compete agreements, and deferred financing costs relating to the Company’s revolving credit facility (see Note 10. Long-Term Debt).

The estimated fair value of the merchant and bank-branding contracts/relationships within each acquired portfolio is determined based on the estimated net cash flows and useful lives of the underlying merchant or bank-branding contracts/relationships, including expected renewals. The contracts/relationships comprising each acquired portfolio are typically fairly similar in nature with respect to the underlying contractual terms and conditions. Accordingly, the Company generally pools such acquired contracts/relationships into a single intangible asset, by acquired portfolio, for purposes of computing the related amortization expense. The Company amortizes such intangible assets on a straight-line basis over the estimated useful lives of the portfolios to which the assets relate. Because the net cash flows associated with the Company’s acquired merchant and bank-branding contracts/relationships have historically increased subsequent to the acquisition date, the use of a straight-line method of amortization effectively results in an accelerated amortization schedule. The estimated useful life of each portfolio is determined based on the weighted average lives of the expected cash flows associated with the underlying contracts/relationships comprising the portfolio, and takes into consideration expected renewal rates and the terms and significance of the underlying contracts/relationships themselves. Costs incurred by the Company to renew or extend the term of an existing contract/relationship are expensed as incurred, except for any direct payments made to the merchants, which are set up as new intangible assets (exclusive license agreements). Certain acquired merchant and bank-branding contracts/relationships may have unique attributes, such as significant contractual terms or value, and in such cases, the Company will separately account for these contracts/relationships in order to better assess the value and estimated useful lives of the underlying contracts/relationships.

The Company tests its acquired merchant and bank-branding contract/relationship intangible assets for impairment, together with the related ATMs, on an individual merchant and bank-branding contract/relationship basis for the Company’s significant acquired contracts/relationships, and on a pooled or portfolio basis (by acquisition) for all other acquired contracts/relationships. If, subsequent to the acquisition date, circumstances indicate that a shorter estimated useful life is warranted for an acquired portfolio or an individual contract/relationship as a result of changes in the expected future cash flows associated with the individual merchant and bank-branding contracts/relationships comprising that portfolio or individual contract/relationship, then that individual contract/relationship or portfolio’s remaining estimated useful life and related amortization expense are adjusted accordingly on a prospective basis.

Whenever events or changes in circumstances indicate that a merchant or bank-branding contract/relationship intangible asset may be impaired, the Company evaluates the recoverability of the intangible asset, and the related ATMs, by measuring the related carrying amounts against the estimated undiscounted future cash flows associated with the related contract/relationship or portfolio of contracts/relationships. Should the sum of the expected future net cash flows be less than the carrying values of the tangible and intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the ATMs and intangible assets exceeded the calculated fair value.

No impairment of indefinite-lived intangible assets was identified during the years ended December 31, 2016 and 2015. For additional information related to the Company’s intangible assets, see Note 7. Intangible Assets.

(k) Goodwill

Goodwill resulting from a business combination is not amortized but is tested for impairment at least annually and more frequently if conditions warrant. Under U.S. GAAP, goodwill should be tested for impairment at the reporting unit level, which in the Company’s case involves six separate reporting units: (i) the Company’s U.S. reporting unit, (ii) the ATM operations in the U.K, (iii) the Mexico operations, (iv) the Canadian operations, (v) the German operations, and (vi) the Corporate & Other segment. In 2016, the Company elected to perform the optional qualitative assessment allowed under U.S. GAAP to determine if it was necessary to perform a quantitative assessment. The qualitative assessment considers whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event that the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the quantitative assessment prescribed by the guidance where the carrying amount of the net assets associated with each applicable reporting unit is compared to the estimated fair value of such reporting unit as of the date of the test or the annual testing date, December 31, 2016.

Based on the results of the qualitative assessment performed at December 31, 2016, the Company determined that it was not more likely than not that the carrying value of any reporting unit exceeded its fair value. As such, the Company determined that a quantitative assessment was not necessary. All of the assumptions utilized in performing a qualitative and quantitative assessments of reporting unit fair value are inherently uncertain and require significant judgment on the part of management.

When estimating fair values of a reporting unit in a quantitative goodwill impairment test, the Company uses a combination of the income approach and market approach, which incorporates both management’s views and those of the market. The income approach provides an estimated fair value based on each reporting unit’s future cash flows, which have been discounted using a weighted average cost of capital for each reporting unit. The market approach provides an estimated fair value based on the Company’s market capitalization that is computed using the market price of its common shares and the number of shares outstanding as of the impairment test date. The sum of the estimated fair values for each reporting unit, as computed using the income approach, is then compared to the fair value of the Company as a whole, as determined based on the market approach. If such amounts are consistent, the estimated fair values for each reporting unit, as derived from the income approach, are utilized.

(l) Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes, which are based on temporary differences between the amount of taxable income and income before provision for income taxes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are reported in the consolidated financial statements at current income tax rates. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As the ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event the Company does not believe it is more likely than not that it will be able to utilize the related tax benefits associated with deferred tax assets, valuation allowances will be recorded to reserve for the assets.

(m) Asset Retirement Obligations (“ARO”)

The Company estimates the fair value of future ARO costs associated with the costs to deinstall its ATMs, and in some cases, restore the ATM sites to their original condition, and recognizes this amount as a liability on a pooled basis based on the estimated deinstallation dates in the period in which it is incurred and can be reasonably estimated. The Company’s estimates of fair value involve discounted future cash flows. The Company capitalizes the initial estimated fair value amount of the ARO asset and depreciates the ARO over the asset’s estimated useful life. Subsequent to recognizing the initial liability, the Company recognizes an ongoing expense for changes in such liabilities due to the passage of time (i.e., accretion expense), which is recorded in the Depreciation and accretion expense line item in the accompanying Consolidated Statements of Operations. As the liability is not revalued on a recurring basis, it is periodically reevaluated based on current machine count and cost estimates. Upon settlement of the liability, the Company recognizes a gain or loss for any difference between the settlement amount and the liability recorded. For additional information related to the Company’s AROs, see Note 11. Asset Retirement Obligations.

(n) Revenue Recognition

ATM operating revenues. Substantially all of the Company’s revenues are from ATM operating and transaction-based fees, which are reflected in the ATM operating revenues line item in the accompanying Consolidated Statements of Operations. ATM operating revenues primarily include the following:

•	Surcharge, interchange, and Dynamic Currency Conversion (“DCC”) revenues, which are recognized daily as the underlying transactions are processed.

•

Bank-branding revenues, which are provided by the Company’s bank-branding arrangements, under which financial institutions generally pay a monthly per ATM fee to the Company to place their brand logo on selected ATMs within the Company’s portfolio. In return, the branding financial institution’s cardholders have access to use those bank-branded ATMs without paying a surcharge fee. The monthly per ATM fees are recognized as revenues on a monthly basis as earned. In addition to the monthly per ATM fees, the Company may also receive a one-time set-up fee per ATM. This set-up fee is separate from the recurring, monthly per ATM fees and is meant to compensate the Company for the burden incurred related to the initial set-up of a bank-branded ATM versus the on-going monthly services provided for the actual bank-branding. The Company has deferred these set-up fees (as well as the corresponding costs associated with the initial set-up) and is recognizing such amounts as revenue (and expense) over the terms of the underlying bank-branding agreements on a straight-line basis.

•

Surcharge-free network revenues, which are produced by the operations of the Company’s Allpoint business. The Company allows cardholders of financial institutions that participate in Allpoint to use the Company’s network of ATMs on a surcharge-free basis. In return, the participating financial institutions pay a fixed monthly fee per cardholder or a fixed fee per transaction to the Company. These surcharge-free network fees are recognized as revenues on a monthly basis as earned.

•

Managed services revenues, which the Company typically receives a fixed management fee per ATM and/or fixed fee per transaction. While the fixed management fee per ATM and any transaction-based fees are recognized as revenue as earned (generally monthly), the surcharge and interchange fees from the ATMs under the managed services arrangement are earned by the Company’s customer, and therefore, are not recorded as revenue of the Company.

•

Other revenues, which includes maintenance fees, fees from other financial services transaction offerings such as bill payments, check cashing, remote deposit capture, and money transfers. The Company typically recognizes these revenues as the services are provided and the revenues earned.

ATM product sales. The Company also earns revenues from the sale of ATMs and ATM-related equipment and other non-transaction-based revenues. Such amounts are reflected in the ATM product sales and other revenues line item in the accompanying Consolidated Statements of Operations. These revenues consist primarily of sales of ATMs and ATM-related equipment to merchants operating under merchant-owned arrangements, as well as sales under the Company’s value-added reseller (“VAR”) program with a third party. Revenues related to the sale of ATMs and ATM-related equipment to merchants are recognized when the equipment is delivered to the customer and the Company has completed all required installation and set-up procedures. With respect to the sale of ATMs to associate VARs, the Company recognizes and invoices revenues related to such sales when the equipment is shipped from the manufacturer to the associate VAR. The Company typically extends 30 day terms and receives payment directly from the associate VAR irrespective of the ultimate sale to a third-party.

ATM services. The Company also receives revenues from the sale of services to retailers, including the provision of cash delivery and maintenance services. Revenues from this business activity have been reported within the ATM product sales and other revenues line item in the accompanying Consolidated Statements of Operations. The Company recognizes and invoices revenues related to these services when the service has been performed.

Merchant-owned arrangements. In connection with the Company’s merchant-owned ATM arrangements, the Company typically pays all or a sizable portion of the transaction fees that it collects to the merchant as payment for providing, placing, and maintaining the ATM. Pursuant to the guidance in the FASB ASC 605-45-45, Revenue Recognition - Principal Agent Considerations - Other Presentation Matters, the Company has assessed whether to record such payments as a reduction of associated ATM transaction revenues or a cost of revenues. Specifically, if the Company acts as the principal and is the primary obligor in the ATM transactions, provides the processing for the ATM transactions, has significant influence over pricing, and has the risks and rewards of ownership, including a variable earnings component and the risk of loss for collection, the Company recognizes the surcharge and interchange fees on a gross basis and does not reduce its reported revenues for payments made to the various merchants who are also involved in the business activity. As a result, for agreements under which the Company acts as the principal, the Company records the total amounts earned from the underlying ATM transactions as ATM operating revenues and records the related merchant commissions as a cost of ATM operating revenues. However, for those agreements in which the Company does not meet the criteria to qualify as the principal agent in the transaction, the Company does not record the related surcharge and interchange revenue as the rights associated with this revenue stream inure to the benefit of the merchant.

(o) Share-Based Compensation

The Company calculates the fair value of share-based instruments awarded to Company’s Board of Directors (the “Board”) and its employees on the date of grant and recognizes the calculated fair value, net of estimated forfeitures, as compensation expense over the underlying requisite service periods of the related awards. For additional information related to the Company’s share-based compensation, see Note 3. Share-Based Compensation.

(p) Derivative Financial Instruments

The Company utilizes derivative financial instruments to hedge its exposure to changing interest rates related to the Company’s ATM cash management activities. The Company does not enter into derivative transactions for speculative or trading purposes, although circumstances may subsequently change the designation of its derivatives to economic hedges.

The Company records derivative instruments at fair value in the accompanying Consolidated Balance Sheets. These derivatives, which consist of interest rate swap contracts, are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP), while taking into account the credit worthiness of the party that is in the liability position with respect to each trade. The majority of the Company’s derivative transactions have been accounted for as cash flow hedges and, accordingly, changes in the fair values of such derivatives have been reported in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. For additional information related to the Company’s derivative financial instruments, see Note 15. Derivative Financial Instruments.

In connection with the issuance of the $287.5 million of 1.00% convertible senior notes due December 2020 (“Convertible Notes”), the Company entered into separate convertible note hedge and warrant transactions with certain of the initial purchasers to reduce the potential dilutive impact upon the conversion of the Convertible Notes. For additional information related to the Company’s convertible note hedges and warrant transactions, see Note 10. Long-Term Debt.

(q) Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. U.S. GAAP does not require the disclosure of the fair value of lease financing arrangements and non-financial instruments, including intangible assets such as goodwill and the Company’s merchant and bank-branding contracts/relationships. For additional information related to the Company’s fair value evaluation of its financial instruments, see Note 16. Fair Value Measurements.

(r) Foreign Currency Exchange Rate Translation

The Company is exposed to foreign currency exchange rate risk with respect to its international operations. The functional currencies of these international subsidiaries are their respective local currencies. The results of operations of the Company’s international subsidiaries are translated into U.S. dollars using average foreign currency exchange rates in effect during the periods in which those results are recorded and the assets and liabilities are translated using the foreign currency exchange rate in effect as of each balance sheet reporting date. These resulting translation adjustments have been recorded in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets.

The Company currently believes that the unremitted earnings of all of its international subsidiaries will be reinvested in the corresponding country of origin for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts.

(s) Treasury Shares

Immediately prior to the Redomicile Transaction 7,310,022 treasury shares of Cardtronics Delaware with a cost basis of $106.5 million were cancelled with the offsetting impact recorded in the Additional paid-in capital and Retained earnings line items in the accompanying Consolidated Balance Sheets. As a result, the Company does not currently hold any treasury shares. Prior to the Redomicile Transaction, treasury shares were recorded at cost and carried as a reduction to Shareholders’ equity.

(t) Advertising Costs

Advertising costs are expensed as incurred and totaled $5.0 million, $5.4 million, and $5.4 million during the years ended December 31, 2016, 2015, and 2014, respectively, and are reported in the Selling, general, and administrative expenses line item in the accompanying Consolidated Statements of Operations.

(u) Working Capital Deficit

The Company’s surcharge and interchange revenues are typically collected in cash on a daily basis or within a short period of time subsequent to the end of each month. However, the Company typically pays its vendors on 30 day terms and is not required to pay certain of its merchants until 20 days after the end of each calendar month. As a result, the Company will typically utilize the excess available cash flow to reduce borrowings made under the Company’s revolving credit facility. Accordingly, the Company’s balance sheet will often reflect a working capital deficit position. The Company considers such a presentation to be a normal part of its ongoing operations.

(v) Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 was later amended by ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). ASU 2014-09, as amended, supersedes most industry specific guidance and intends to enhance comparability of revenue recognition practices across entities and industries by providing a principle-based, comprehensive framework for addressing revenue recognition issues. ASU 2014-09, as amended, is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the provisions of the new revenue recognition guidance described above and is assessing the impact of this guidance in the consolidated financial statements and disclosures. The Company anticipates that the adoption of the new revenue recognition standards will result in relatively minor impacts to its consolidated financial statements but may result in (i) the deferral of certain contract acquisition costs, primarily consisting of sales commissions and (ii) limited changes to its revenue recognition practices pertaining to the sale of equipment in conjunction with other services.

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

Also in March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Stock-Based Payment Accounting (“ASU 2016-09”), which amends ASC Topic 718, Compensation - Stock Compensation. ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.

In August and November 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) and ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-15 and ASU 2016-18 update the following specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon or insignificant rate debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; separately identifiable cash flows and application of the predominance principle, and classification of restricted cash. ASU 2016-15 and ASU 2016-018 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact these standards will have on its Consolidated Statements of Cash Flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory (“ASU 2016-15”). ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for fiscal years beginning after

December 15, 2018, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.

In 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business when determining an acquisition, divestiture, disposal, goodwill, or consolidation. Additionally, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 from the goodwill impairment test and the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company is currently evaluating the impact these standards will have on its consolidated financial statements.

For additional information related to the ASUs adopted in the year ended December 31, 2016, see Note 1. Basis of Presentation and Summary of Significant Accounting Policies - (b) Basis of Presentation and Consolidation.

(2) Acquisitions and Divestitures

On February 6, 2014, the Company acquired the majority of the assets of Automated Financial, LLC (“Automated Financial”), an Arizona-based provider of ATM services to 2,100 ATMs consisting primarily of merchant-owned ATMs. The Company completed its purchase accounting for Automated Financial in February 2015.

On October 6, 2014, the Company completed the acquisition of Welch ATM (“Welch”), an Illinois-based provider of ATM services to approximately 26,000 ATMs. The total purchase consideration was $159.4 million, which included cash of $154.0 million and deferred purchase consideration of $5.4 million. The Welch purchase consideration was allocated to the assets acquired and liabilities assumed, including identifiable tangible and intangible assets, based on their respective fair values at the date of acquisition. The fair values of the intangible assets acquired included customer relationships valued at $52.5 million, estimated utilizing a discounted cash flow approach, with the assistance of an independent appraisal firm. The fair values of the tangible assets acquired included property and equipment valued at $11.3 million, estimated utilizing the market and cost approaches. The purchase consideration allocation resulted in goodwill of $103.7 million, all of which has been assigned to the Company’s North America reporting segment. The recognized goodwill is primarily attributable to expected synergies. All of the goodwill and intangible asset amounts are expected to be deductible for income tax purposes. The Company completed the purchase accounting for Welch in September 2015.

On November 3, 2014, the Company completed the acquisition of Sunwin in the U.K., a subsidiary of the Co-operative Group, for aggregate cash consideration of £41.5 million, or $66.4 million. Sunwin’s primary business is providing secure cash logistics and ATM maintenance services to ATMs and other services to retail locations. The Company also acquired approximately 2,000 ATMs from Co-op Bank and secured an exclusive ATM placement agreement to operate ATMs at Co-operative Food locations. The Company has accounted for these transactions as if they were all related due to the timing of the transactions being completed and the dependency of the transactions on each other. The Company completed the purchase accounting for Sunwin in June 2015. On July 1, 2015, the Company completed the divestiture of its retail cash-in-transit operation in the U.K. This business was primarily engaged in the collection of cash from retail locations and was originally acquired through the Sunwin acquisition completed in November 2014. The Company recognized divestiture proceeds at their estimated fair value of $39 million in 2015. The net pre-tax gain recognized on this transaction was $1.8 million and $16.6 million in the years ended December 31, 2016 and 2015, respectively.

On July 1, 2015, the Company completed the acquisition of CDS for total purchase consideration of $80.6 million. CDS is a leading independent transaction processor for ATM deployers and payment card issuers, providing leading-edge solutions to ATM sales and service organizations and financial institutions. CDS operates as a separate division of the Company. The total purchase consideration for CDS was allocated to the assets acquired and liabilities assumed, including identifiable tangible and intangible assets, based on their respective fair values estimated at the date of acquisition. The estimated fair values of the intangible assets included the acquired customer relationships’ valued at $16.5 million, technology valued at $7.8 million, and other intangible assets valued at $1.7 million. Intangible values were estimated utilizing primarily a discounted cash flow approach, with the assistance of an independent appraisal firm. The tangible assets acquired included property and equipment, and were recorded at their estimated fair value of $4.6 million, utilizing the market and cost approaches. The purchase consideration allocation resulted in goodwill of $52.7 million. The Company completed the purchase accounting for CDS in the first quarter of 2016, recognizing no additional adjustments to the preliminary opening balance sheet. All of the goodwill and intangible asset amounts are expected to be deductible for income tax purposes.

On April 13, 2016, the Company completed the acquisition of a 2,600 location ATM portfolio in the U.S. from a major financial institution. This acquisition was affected through multiple closings taking place primarily in April 2016. The total purchase consideration of approximately $13.8 million was paid in installments corresponding to each close. In conjunction with this transaction, the Company recognized property and equipment of $8.3 million, contract intangibles and prepaid merchant commissions of $7.1 million, and AROs of $1.6 million. The Company completed the purchase accounting in the fourth quarter of 2016, recognizing no additional adjustments to the preliminary opening balance sheet.

For additional information related to the Company’s goodwill and intangible assets, see Note 7. Intangible Assets and Note 23. Subsequent Events for additional information related to the acquisitions completed after December 31, 2016.

(3) Share-Based Compensation

As discussed in Note 1. Basis of Presentation and Summary of Significant Accounting Policies - (o) Share-Based Compensation, the Company accounts for its share-based compensation by recognizing the grant date fair value of share-based awards, net of estimated forfeitures, as compensation expense over the underlying requisite service periods of the related awards. The grant date fair value is based upon the Company’s share price on the date of grant.

The following table reflects the total share-based compensation expense amounts reported in the accompanying Consolidated Statements of Operations:

	Year Ended
	December 31,
	2016	2015	2014
	(In thousands)
Cost of ATM operating revenues	$875	$1,218	$1,273
Selling, general, and administrative expenses	20,555	18,236	15,229
Total share-based compensation expense	$21,430	$19,454	$16,502

The increase in total share-based compensation expense each year was attributable to the timing and amount of grants made during preceding periods and additional estimated expense related to performance-based awards in 2016.

Share-based compensation plans. The Company currently has two long-term incentive plans - the Third Amended and Restated 2007 Stock Incentive Plan (as amended, the “2007 Plan”) and the 2001 Stock Incentive Plan (“2001 Plan”). The purpose of each of these plans is to provide members of the Board and employees of the Company additional incentive and reward opportunities designed to enhance the profitable growth of the Company. Equity grants awarded under these plans generally vest in various increments over four years based on continued employment. The Company handles stock option exercises and other share grants through the issuance of new common shares.

In conjunction with the Redomicile Transaction, on July 1, 2016, Cardtronics plc executed a deed of assumption pursuant to which Cardtronics plc adopted the 2007 Plan and assumed all outstanding awards granted under the 2007 Plan (including awards granted under the 2007 Plan prior to the completion of the Redomicile Transaction) and the 2001 Stock Incentive Plan of Cardtronics Delaware, as amended. All grants during the periods above were made under the 2007 Plan.

2007 Plan. The 2007 Plan provides for the granting of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, options that do not constitute incentive stock options, Restricted Stock Awards (“RSAs”), phantom share awards, Restricted Stock Units (“RSUs”), bonus share awards, performance awards, and annual incentive awards. The number of common shares that may be issued under the 2007 Plan may not exceed 9,679,393 shares. The shares issued under the 2007 Plan are subject to further adjustment to reflect share dividends, share splits, recapitalizations, and similar changes in the Company’s capital structure. As of December 31, 2016, 416,500 options and 5,682,343 shares of RSAs and RSUs, net of cancellations, had been granted under the 2007 Plan, and options to purchase 288,425 common shares have been exercised.

2001 Plan. No awards were granted in 2016, 2015, and 2014 under the Company’s 2001 Plan. As of December 31, 2016, options to purchase an aggregate of 6,438,172 common shares (net of options cancelled) had been granted pursuant to the 2001 Plan, all of which the Company considered as non-qualified stock options, and 6,306,821 of these options had been exercised.

Restricted Stock Awards. The number of the Company’s outstanding RSAs as of December 31, 2016, and changes during the year ended December 31, 2016, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
RSAs outstanding as of January 1, 2016	47,235	$27.36
Vested	(33,610)	$27.34
RSAs outstanding as of December 31, 2016	13,625	$27.41

The majority of RSAs granted vest ratably over a four-year service period. No RSAs were granted in 2016, 2015, and 2014. The total fair value of RSAs that vested during the years ended December 31, 2016, 2015, and 2014 was $1.1 million, $1.2 million, and $10.8 million, respectively. Compensation expense associated with RSAs totaled $0.4 million, $0.9 million, and $1.9 million during the years ended December 31, 2016, 2015, and 2014, respectively, and there was no unrecognized compensation expense associated with all outstanding RSAs as of December 31, 2016.

Restricted Stock Units. The Company grants RSUs under its Long-term Incentive Plan (“LTIP”), which is an annual equity award program under the 2007 Plan. The ultimate number of RSUs that are determined to be earned under the LTIP are approved by the Compensation Committee of the Company’s Board of Directors on an annual basis, based on the Company’s achievement of certain performance levels during the calendar year of its grant. The majority of these grants have both a performance-based and a service-based vesting schedule (“Performance-RSUs”), and the Company recognizes the related compensation expense based on the estimated performance levels that management believes will ultimately be met. A portion of the awards have only a service-based vesting schedule (“Time-RSUs”), for which the associated expense is recognized ratably over four years. Performance-RSUs and Time-RSUs are convertible into the Company’s common shares after the passage of the vesting periods, which are 24, 36, and 48 months from January 31 of the grant year, at the rate of 50%, 25%, and 25%, respectively. Performance-RSUs will be earned only if the Company achieves certain performance levels. Although the Performance-RSUs are not considered to be earned and outstanding until at least the minimum performance metrics are met, the Company recognizes the related compensation expense over the requisite service period (or to an employee’s qualified retirement date, if earlier) using a graded vesting methodology. RSUs are also granted outside of LTIPs, with or without performance-based vesting requirements.

The number of the Company’s non-vested RSUs as of December 31, 2016, and changes during the year ended December 31, 2016, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of January 1, 2016	891,439	$35.60
Granted	593,207	$37.63
Vested	(475,507)	$35.03
Forfeited	(37,388)	$36.49
Non-vested RSUs as of December 31, 2016	971,751	$37.08

The above table only includes earned RSUs; therefore, the Performance-RSUs granted in 2016 but not yet earned are not included. The number of Performance-RSUs granted at target in 2016, net of estimated forfeitures, was 345,397 units with a grant date fair value of $38.18 per unit. Time-RSUs are included as granted. The weighted average grant date fair value of the RSUs granted was $37.63, $38.35, and $31.87 for the years ended December 31, 2016, 2015, and 2014 respectively. The total fair value of RSUs that vested during the years ended December 31, 2016, 2015, and 2014 was $16.1 million, $9.7 million, and $6.9 million, respectively. Compensation expense associated with RSUs totaled $21.0 million, $18.6 million, and $14.6 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, the unrecognized compensation expense associated with earned RSUs was $12.4 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted average vesting period of approximately 2.2 years.

Options. The number of the Company’s outstanding stock options as of December 31, 2016, and changes during the year ended December 31, 2016, are presented below:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
			(In thousands)
Options outstanding as of January 1, 2016	77,901	$10.11
Exercised	(64,451)	$10.42
Options outstanding as of December 31, 2016	13,450	$8.67	$617	1.78	years

Options vested and exercisable as of December 31, 2016	13,450	$8.67	$617	1.78	years

Options exercised during the years ended December 31, 2016, 2015, and 2014 had a total intrinsic value of $2.1 million, $2.7 million, and $2.8 million, respectively, which resulted in estimated tax benefits to the Company of $0.7 million, $0.9 million, and $0.9 million, respectively. The cash received by the Company as a result of option exercises was $0.7 million, $1.1 million, and $0.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, the Company had no unrecognized compensation expense associated with outstanding options as all remaining outstanding options became fully vested during 2015.  Compensation expense recognized related to stock options totaled $0.01 million for the year ended December 31, 2014. There was no compensation expense recognized in 2016 and 2015 related to stock options.

Fair value assumptions. The Company utilizes the Black-Scholes option-pricing model to value options, which requires the input of certain subjective assumptions, including the expected life of the options, a risk-free interest rate, a dividend rate, an estimated forfeiture rate, and the future volatility of the Company’s common equity. These assumptions are based on management’s best estimate at the time of grant. There have been no options granted since 2010.

(4) Earnings per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common shareholders) when their impact on net income available to common shareholders is anti-dilutive. Potentially dilutive securities for the years ended December 31, 2016, 2015, and 2014 included all outstanding stock options, RSAs, and RSUs, which were included in the calculation of diluted earnings per share for these periods. The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s Convertible Notes were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company’s common shares in the periods presented. The effect of the note hedge the Company purchased to offset the underlying conversion option embedded in its Convertible Notes was also excluded, as the effect is anti-dilutive.

Additionally, the restricted shares issued by the Company under RSAs have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, restricted shares issued under RSAs are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the years ended December 31, 2016, 2015, and 2014 among the Company’s outstanding common shares and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts)

	2016
	Income	Weighted Average Shares Outstanding	Earnings per Share
Basic:
Net income attributable to controlling interests and available to common shareholders	$87,991
Less: Undistributed earnings allocated to unvested RSAs	(42)
Net income available to common shareholders	$87,949	45,206,119	$1.95

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$42
Stock options added to the denominator under the treasury stock method		24,509
RSUs added to the denominator under the treasury stock method		590,899
Less: Undistributed earnings reallocated to RSAs	(41)
Net income available to common shareholders and assumed conversions	$87,950	45,821,527	$1.92

	2015			2014
	Income	Weighted Average Shares Outstanding	Earnings per Share	Income	Weighted Average Shares Outstanding	Earnings per Share
Basic:
Net income attributable to controlling interests and available to common shareholders	$67,080			$37,140
Less: Undistributed earnings allocated to unvested RSAs	(94)			(126)
Net income available to common shareholders	$66,986	44,796,701	$1.50	$37,014	44,338,408	$0.83

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$94			$126
Stock options added to the denominator under the treasury stock method		63,657			117,777
RSUs added to the denominator under the treasury stock method		508,329			411,119
Less: Undistributed earnings reallocated to RSAs	(93)			(125)
Net income available to common shareholders and assumed conversions	$66,987	45,368,687	$1.48	$37,015	44,867,304	$0.82

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted shares issued by the Company under RSAs of 12,316, 31,005, and 59,301 shares for the years ended December 31, 2016, 2015, and 2014, respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(5) Related Party Transactions

Board members. Dennis Lynch, a member of the Board, is a member of the Board of Directors for Fiserv, Inc. (“Fiserv”). Additionally, Jorge Diaz, also a member of the Board, is the Division President and Chief Executive Officer of Fiserv Output Solutions, a division of Fiserv. During the years ended December 31, 2016, 2015, and 2014, Fiserv provided the Company with third-party services during the normal course of business, including transaction processing, network hosting, network sponsorship, and cash management. The amounts paid to Fiserv in each of these years is immaterial to the Company’s financial statements.

G. Patrick Philips, a member of the Board, is a member of the Board of Directors for USAA Federal Savings Bank (“USAA FSB”). During the years ended December 31, 2016, 2015 and 2014, the Company received bank-branding revenue from USAA. The revenue received from USAA for each of these years for this bank-branding arrangement is immaterial to the Company’s financial statements.

BANSI, S.A. Institución de Banca Multiple (“Bansi”). Bansi, an entity that owns a noncontrolling interest in the Company’s subsidiary, Cardtronics Mexico, provides various ATM management services to Cardtronics Mexico in the normal course of business, including serving as one of the vault cash providers and bank sponsors, as well as providing other miscellaneous services. The amounts paid to Bansi for each of the years ended December 31, 2016, 2015, and 2014 were immaterial to the Company’s financial statements.

(6) Property and Equipment, net

The Company’s property and equipment consisted of the following:

	December 31, 2016	December 31, 2015
	(In thousands)
ATM equipment and related costs	$633,905	$588,488
Technology assets	97,152	83,716
Facilities, equipment, and other	59,650	64,006
Total property and equipment	790,707	736,210
Less: Accumulated depreciation	(397,972)	(360,722)
Property and equipment, net	$392,735	$375,488

As discussed in Note 1. Basis of Presentation and Summary of Significant Accounting Policies - (i) Property and Equipment, net, the property and equipment balances include deployments in process of $66.1 million and $43.6 million as of December 31, 2016 and 2015, respectively.

(7) Intangible Assets

Intangible Assets with Indefinite Lives

The following tables present the net carrying amount of the Company’s intangible assets with indefinite lives as of December 31, 2016 and 2015, as well as the changes in the net carrying amounts for the years ended December 31, 2016 and 2015 by segment:

	Goodwill
	North America (1)	Europe (2)	Corporate & Other (3)	Total
	(In thousands)
Balance as of January 1, 2015
Gross balance	$398,977	$162,989	$—	$561,966
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$398,977	$112,986	$—	$511,963

Acquisitions	52,719	—	—	52,719
Divestitures	—	(13,995)	—	(13,995)
Purchase price adjustments	1,051	1,204	—	2,255
Foreign currency translation adjustments	(477)	(3,529)	—	(4,006)

Balance as of December 31, 2015
Gross balance	$452,270	$146,669	$—	$598,939
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$452,270	$96,666	$—	$548,936

Intersegment allocation (4)	(6,650)	—	6,650	—
Foreign currency translation adjustments	(38)	(15,823)	—	(15,861)

Balance as of December 31, 2016
Gross balance	$445,582	$130,846	$6,650	$583,078
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$445,582	$80,843	$6,650	$533,075

(1)	The North America segment is comprised of the Company’s operations in the U.S., Canada, Mexico, and Puerto Rico.
(2)	The Europe segment is comprised of the Company’s operations in the U.K., Ireland, Germany, Poland, Spain, and its ATM advertising business, i-design group plc (“i-design”).
(3)	The Corporate & Other segment is comprised of the Company’s transaction processing activities and the Company’s corporate general and administrative functions.
(4)

In the year ended December 31, 2016, the Company allocated $6.7 million of the goodwill stemming from the 2015 acquisition of CDS to the Corporate & Other segment in conjunction with the segment reorganization as discussed in Note 20. Segment Information.

	Trade Name: Indefinite-lived
	North America (1)	Europe (2)	Corporate & Other (3)	Total
	(In thousands)
Balance as of January 1, 2015	$200	$528	$—	$728
Acquisitions	—	—	1,700	1,700
Foreign currency translation adjustments	—	(112)	—	(112)
Balance as of December 31, 2015	$200	$416	$1,700	$2,316
Reclassification to definite-lived trade name	—	—	(1,700)	(1,700)
Foreign currency translation adjustments	—	3	—	3
Balance as of December 31, 2016	$200	$419	$—	$619

(1)	The North America segment is comprised of the Company’s operations in the U.S., Canada, Mexico, and Puerto Rico.
(2)	The Europe segment is comprised of the Company’s operations in the U.K., Ireland, Germany, Poland, Spain, and i-design business.
(3)	The Corporate & Other segment is comprised of the Company’s transaction processing activities and the Company’s corporate general and administrative functions.

Intangible Assets with Definite Lives

The following table presents the Company’s intangible assets that were subject to amortization:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Merchant and bank-branding contracts/relationships	$353,334	$(248,428)	$104,906	$350,211	$(219,498)	$130,713
Trade names: definite-lived	11,618	(3,674)	7,944	11,646	(2,859)	8,787
Technology	10,718	(4,781)	5,937	10,751	(3,750)	7,001
Non-compete agreements	4,351	(4,057)	294	4,454	(3,935)	519
Revolving credit facility deferred financing costs	3,770	(2,240)	1,530	2,896	(1,452)	1,444
Total	$383,791	$(263,180)	$120,611	$379,958	$(231,494)	$148,464

The majority of the Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives utilizing the straight-line method. Estimated useful lives range from four to ten years for merchant and bank-branding contracts/relationships, two to ten years for exclusive license agreements, one to fifteen years for finite-lived trade names, three years for acquired technology, and one to five years for non-compete agreements. Deferred financing costs relating to the Company’s revolving credit facility are amortized through interest expense over the contractual term of the revolving credit facility utilizing the effective interest method. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a reduction in fair value or a revision of those estimated useful lives.

Amortization of definite-lived intangible assets is recorded in the Amortization of intangible assets line item in the accompanying Consolidated Statements of Operations, including any impairment charges, except for deferred financing costs related to the revolving credit facility and certain exclusive license agreements. Amortization of the revolving credit facility deferred financing costs is combined with the amortization of note discount related to other debt instruments and is recorded in the Amortization of deferred financing costs and note discount line item in the accompanying Consolidated Statements of Operations. Certain exclusive license agreements that were effectively prepayments of merchant fees were amortized through the cost of ATM operating revenues line item in the accompanying Consolidated Statements of Operations during the years ended December 31, 2016, 2015, and 2014 and totaled $8.9 million, $5.9 million, and $3.9 million, respectively.

The Company’s intangible assets acquired during the year ended December 31, 2016 consisted of the following:

	Amount Acquired in 2016	Weighted Average Amortization Period
	(In thousands)
Merchant and bank-branding contracts/relationships	$12,551	5.6	years
Total	$12,551

Estimated amortization for the Company’s intangible assets with definite lives as of December 31, 2016, for each of the next five years, and thereafter is as follows (in thousands):

2017	$33,004
2018	27,698
2019	23,748
2020	16,651
2021	8,962
Thereafter	10,548
Total	$120,611

(8) Prepaid Expenses, Deferred Costs, and Other Assets

The Company’s prepaid expenses, deferred costs, and other assets consisted of the following:

	December 31, 2016	December 31, 2015
	(In thousands)
Prepaid expenses, deferred costs, and other current assets
Prepaid expenses	$29,380	$25,999
Deferred costs and other current assets	37,727	30,679
Total	$67,107	$56,678

Prepaid expenses, deferred costs, and other noncurrent assets
Prepaid expenses	$17,049	$17,567
Interest rate swap contracts	14,137	—
Deferred costs and other noncurrent assets	3,929	1,690
Total	$35,115	$19,257

As of December 31, 2016, the Company’s Prepaid expenses, deferred costs, and other assets largely consisted of merchant prepayments and prepaid taxes, interest rate swap contracts, amounts recoverable from the Company’s merchant customers, settlement receivables, and other items.

(9) Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	December 31, 2016	December 31, 2015
	(In thousands)
Accrued merchant settlement	$77,142	$60,218
Accrued merchant fees	40,369	43,005
Accrued taxes	32,982	29,372
Accrued compensation	19,150	15,929
Accrued cash management fees	9,894	8,825
Accrued maintenance	8,473	8,012
Accrued armored	6,354	5,922
Accrued purchases	6,249	7,222
Accrued interest	6,174	6,094
Accrued processing costs	5,918	7,636
Accrued interest on interest rate swap contracts	2,152	2,708
Accrued telecommunications costs	1,841	1,772
Other accrued expenses	23,920	22,343
Total accrued liabilities	$240,618	$219,058

As of December 31, 2016, the Other accrued expenses line item primarily consisted of costs associated with the acquisitions completed in January 2017 and the Redomicile Transaction.

(10) Long-Term Debt

The Company’s carrying value of long-term debt consisted of the following:

	December 31, 2016	December 31, 2015
	(In thousands)
Revolving credit facility, including swingline credit facility (weighted average combined interest rate of 4.0% and 2.0% as of December 31, 2016 and 2015, respectively)	$14,100	$90,835
5.125% Senior Notes due 2022, net of capitalized debt issuance costs (1)	247,371	246,742
1.00% Convertible Senior Notes due 2020, net of unamortized discount and capitalized debt issuance costs (1)	241,068	230,754
Total long-term debt	$502,539	$568,331

(1)	Issued by Cardtronics Delaware.

As discussed in Note 1. Basis of Presentation and Summary of Significant Accounting Policies - (b) Basis of Presentation and Consolidation, the Company has adopted the new accounting guidance applicable to the classification of capitalized debt issuance costs and now presents these costs as a direct deduction from the carrying amount of the related debt liabilities. As a result, the 5.125% Senior Notes due 2022 (the “2022 Notes”) with a face value of $250.0 million are presented net of capitalized debt issuance costs of $2.6 million and $3.3 million as of December 31, 2016 and December 31, 2015, respectively. The Convertible Notes with a face value of $287.5 million are presented net of unamortized discount and capitalized debt issuance costs of $46.4 million and $56.7 million as of December 31, 2016 and December 31, 2015, respectively.

Revolving Credit Facility

As of December 31, 2016, the Company had a $375.0 million revolving credit facility that was led by a syndicate of banks including JPMorgan Chase, N.A. and Bank of America, N.A. The revolving credit facility provided the Company with $375.0 million in available borrowings and letters of credit (subject to the covenants contained within the amended and restated credit agreement (the “Credit Agreement”) governing the revolving credit facility) and could be increased up to $500.0 million under certain conditions and subject to additional commitments from the lender group.

On January 3, 2017, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. Pursuant to the Fourth Amendment, the total commitments of the lenders under the revolving credit facility were increased from $375.0 million to $600.0 million (the “Commitment”). Following the increase in the amount of the total commitments, as described above, the accordion provision under the Credit Agreement to increase the lenders’ commitments was removed. The borrowers, lenders, and guarantors under the newly amended Credit Agreement did not change. Similarly, the representations, warranties and covenants, and the interest rates applicable to the borrowings did not change. The increase in available credit was used to enable additional borrowings under the Credit Agreement, which were used to fund the majority of the purchase consideration for the DCPayments acquisition. For additional information, see Note 23. Subsequent Events below.

The maturity date of the Credit Agreement is July 1, 2021. The Commitment can be borrowed in U.S. dollars, alternative currencies, or a combination thereof. The Credit Agreement provides for sub-limits under the Commitment of $50.0 million for swingline loans and $30.0 million for letters of credit. Borrowings (not including swingline loans and alternative currency loans) accrue interest at the Company’s option at either the Alternate Base Rate (as defined in the Credit Agreement) or the Adjusted LIBO Rate (as defined in the Credit Agreement) plus a margin depending on the Company’s most recent Total Net Leverage Ratio (as defined in the Credit Agreement). The margin for Alternative Base Rate loans varies between 0% and 1.25% and the margin for Adjusted LIBO Rate loans varies between 1.00% and 2.25%. Swingline loans denominated in U.S. dollars bear interest at the Alternate Base Rate plus a margin as described above and swingline loans denominated in alternative currencies bear interest at the Overnight LIBO Rate (as defined in the Credit Agreement) plus the applicable margin for the Adjusted LIBO Rate. Substantially all of the Company’s U.S. assets, including the stock of its wholly-owned U.S. subsidiaries and 66.0% of the stock of the first-tier non-U.S. subsidiaries of Cardtronics Delaware, are pledged as collateral to secure borrowings made under the revolving credit facility. Furthermore, each of the Company’s material wholly-owned U.S. subsidiaries has guaranteed the full and punctual payment of the obligations under the revolving credit facility. The obligations of the CFC Borrowers (as defined in the Credit Agreement) are secured by the assets of the CFC Guarantors (as defined in the Credit Agreement), which do not guarantee the obligations of the Company’s U.S. subsidiaries. There are currently no restrictions on the ability of the Company’s subsidiaries to declare and pay dividends to it.

The Credit Agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to: (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, and (iv) notification of certain events. Financial covenants in the Credit Agreement require the Company to maintain: (i) as of the last day of any fiscal quarter, a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no more than 2.25 to 1.00, (ii) as of the last day of any fiscal quarter, a Total Net Leverage Ratio of no more than 4.00 to 1.00, and (iii) as of the last day of any fiscal quarter, a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.50 to 1.00. Additionally, the Company is limited on the amount of restricted payments, including dividends, which it can make pursuant to the terms of the Credit Agreement; however, the Company may generally make restricted payments so long as no event of default exists at the time of such payment and the pro forma Total Net Leverage Ratio is less than 3.00 to 1.00 at the time such restricted payment is made.

As of December 31, 2016, the Company had $14.1 million outstanding borrowings under its $375.0 million revolving credit facility and was in compliance with all applicable covenants and ratios under the Credit Agreement. As of the years ended December 31, 2016 and 2015, the weighted average interest rates on the Company’s borrowings under the revolving credit facility were 4.0% and 2.0%, respectively.

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

The 2022 Notes contain covenants that, among other things, limit Cardtronics plc’s ability and the ability of certain of its restricted subsidiaries (including Cardtronics Delaware) to incur or guarantee additional indebtedness, make certain investments or pay dividends or distributions on Cardtronics plc’s common shares or repurchase common shares or make certain other restricted payments, consolidate or merge with or into other companies, conduct asset sales, restrict dividends or other payments by restricted subsidiaries, engage in transactions with affiliates or related persons, and create liens.

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

The 2022 Notes are subject to certain automatic customary releases with respect to the Guarantors (other than Cardtronics plc), including the sale, disposition, or transfer of the common shares or substantially all of the assets of such Guarantor, designation of such Guarantor as unrestricted in accordance with the Indenture, exercise of the legal defeasance option or the covenant defeasance option, liquidation, or dissolution of such Guarantor and, in the case of a Guarantor that is not wholly-owned by Cardtronics plc, such Guarantor ceasing to guarantee other indebtedness of Cardtronics plc, Cardtronics Delaware, or another Guarantor. The Guarantors, including Cardtronics plc, may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the Indenture and certain other specified requirements under the Indenture are not satisfied.

$287.5 Million 1.00% Convertible Senior Notes Due 2020 and Related Equity Instruments

On November 19, 2013, Cardtronics Delaware issued the Convertible Notes at par value. Cardtronics Delaware received $254.2 million in net proceeds from the offering after deducting underwriting fees paid to the initial purchasers and a repurchase of 665,994 outstanding common shares concurrent with the offering. Cardtronics Delaware used a portion of the net proceeds from the offering to fund the net cost of the convertible note hedge transaction, as described below. The convertible note hedge and warrant transactions were entered into concurrent with the pricing of the Convertible Notes to effectively raise the conversion price of the Convertible Notes. Cardtronics Delaware pays interest semi-annually (payable in arrears) on June 1st and December 1st of each year. Under U.S. GAAP, certain convertible debt instruments that may be settled in cash (or other assets) upon conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company, with assistance from a valuation professional, determined that the fair value of the debt component was $215.8 million and the fair value of the embedded option was $71.7 million as of the issuance date. The Company recognizes effective interest expense on the debt component and that interest expense effectively accretes the debt component to the total principal amount due at maturity of $287.5 million. The effective rate of interest to accrete the debt balance is approximately 5.26%, which corresponded to the Company’s estimated conventional debt instrument borrowing rate at the date of issuance.

On July 1, 2016, Cardtronics plc, Cardtronics Delaware, and Wells Fargo Bank, National Association, as trustee, entered into a supplemental indenture (the “Convertible Notes Supplemental Indenture”) with respect to the Convertible Notes. The Convertible Notes Supplemental Indenture provides for the unconditional and irrevocable guarantee by Cardtronics plc of the prompt payment, when due, of any amount owed to the holders of the Convertible Notes. The Convertible Notes Supplemental Indenture also provides that, from and after the effective date of the Redomicile Transaction, the Convertible Notes will be convertible into shares of Cardtronics plc in lieu of common shares of Cardtronics Delaware.

The Convertible Notes currently have a conversion price of $52.35 per share, which equals a conversion rate of 19.1022 shares per $1,000 principal amount of Convertible Notes, for a total of approximately 5.5 million shares underlying the debt. The conversion rate, however, is subject to adjustment under certain circumstances. Conversion can occur: (i) any time on or after September 1, 2020, (ii) after March 31, 2014, during any calendar quarter that follows a calendar quarter in which the price of the shares exceeds 135% of the conversion price for at least 20 days during the 30 consecutive trading-day period ending on the last trading day of the quarter, (iii) during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price of the Convertible Notes is less than 98% of the closing price of the shares multiplied by the applicable conversion rate on each such trading day, (iv) upon specified distributions to Cardtronics plc’s shareholders upon recapitalizations, reclassifications, or changes in shares, and (v) upon a make-whole fundamental change. A fundamental change is defined as any one of the following: (i) any person or group that acquires 50.0% or more of the total voting power of all classes of common equity that is entitled to vote generally in the election of Cardtronics plc’s directors, (ii) Cardtronics plc engages in any recapitalization, reclassification, or changes of common shares as a result of which the shares would be converted into or exchanged for, shares, other securities, or other assets or property, (iii) Cardtronics plc engages in any share exchange, consolidation, or merger where the shares converted into cash, securities, or other property, (iv) the Company engages in certain sales, leases, or other transfers of all or substantially all of the consolidated assets, or (v) Cardtronics plc’s shares are not listed for trading on any U.S. national securities exchange.

Effective July 1, 2016, as a result of the share exchange effecting the Redomicile Transaction, the Company’s Convertible Notes became convertible, at the option of the holders and in accordance with the terms of such notes. These notes remained convertible until the 35th trading day immediately following the consummation of the Redomicile Transaction, or August 22, 2016. None of the Convertible Notes were convertible as of December 31, 2016 and, therefore, remain classified in the Long-term debt line item in the accompanying Consolidated Balance Sheets at December 31, 2016. In future financial reporting periods, the classification of the Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

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

The Company’s interest expense related to the Convertible Notes consisted of the following:

	Year Ended
	December 31,
	2016	2015	2014
	(In thousands)
Cash interest per contractual coupon rate	$2,875	$2,875	$2,875
Amortization of note discount	9,690	9,194	8,724
Amortization of debt issuance costs	624	559	518
Total interest expense related to Convertible Notes	$13,189	$12,628	$12,117

The Company’s carrying value of the Convertible Notes consisted of the following:

	December 31, 2016	December 31, 2015
	(In thousands)
Principal balance	$287,500	$287,500
Unamortized discount and capitalized debt issuance costs	(46,432)	(56,746)
Net carrying amount of Convertible Notes	$241,068	$230,754

In connection with the issuance of the Convertible Notes, Cardtronics Delaware entered into separate convertible note hedge and warrant transactions to reduce the potential dilutive impact upon the conversion of the Convertible Notes. The net effect of these transactions effectively raised the price at which dilution would occur from the $52.35 initial conversion price of the Convertible Notes to $73.29. Pursuant to the convertible note hedge, Cardtronics Delaware purchased call options granting Cardtronics Delaware the right to acquire up to approximately 5.5 million common shares with an initial strike price of $52.35. The call options automatically become exercisable upon conversion of the Convertible Notes, and will terminate on the second scheduled trading day immediately preceding December 1, 2020. Cardtronics Delaware also sold to the initial purchasers warrants to acquire up to approximately 5.5 million common shares with a strike price of $73.29. The warrants will expire incrementally on a series of expiration dates subsequent to the maturity date of the Convertible Notes through August 30, 2021. If the conversion price of the Convertible Notes remains between the strike prices of the call options and warrants, Cardtronics plc’s shareholders will not experience any dilution in connection with the conversion of the Convertible Notes; however, to the extent that the price of the shares exceeds the strike price of the warrants on any or all of the series of related expiration dates of the warrants, Cardtronics plc would be required to issue additional shares to the warrant holders. The amounts allocated to both the note hedge and warrants were recorded in the Shareholders’ equity section in the accompanying Consolidated Balance Sheets.

Debt Maturities

Aggregate maturities of the principal amounts of the Company’s long-term debt as of December 31, 2016, for each of the next five years, and thereafter is as follows (in thousands):

2017	$—
2018	—
2019	—
2020	287,500
2021	14,100
Thereafter	250,000
Total	$551,600

(11) Asset Retirement Obligations

AROs consist primarily of costs to deinstall the Company’s ATMs and restore the ATM sites to their original condition, which are estimated based on current market rates. In most cases, the Company is contractually required to perform this deinstallation and in some cases, site restoration work. For each group of similar ATM type, the Company has recognized the estimated fair value of the ARO as a liability in the accompanying Consolidated Balance Sheets and capitalized that cost as part of the cost basis of the related asset. The related assets are depreciated on a straight-line basis over five years, which is the estimated average time period that an ATM is installed in a location before being deinstalled, and the related liabilities are accreted to their full value over the same period of time. During the years ended December 31, 2016 and 2015, the Company revised certain estimated future liabilities to account for certain cost estimate changes, minor changes in practices for administering deinstall costs, and actual experience. The changes in estimated future costs were recorded as a reduction in the carrying amount of the remaining unamortized asset and will primarily reduce the Company’s depreciation and accretion expense amounts prospectively. Where there was no net book value of related assets remaining, the Company reduced its depreciation and accretion expense.

The changes in the Company’s ARO liability consisted of the following:

	December 31, 2016	December 31, 2015
	(In thousands)
Asset retirement obligation as of the beginning of the period	$54,727	$55,136
Additional obligations	8,720	7,660
Accretion expense	1,803	2,210
Change in estimates	(1,638)	(4,878)
Payments	(4,351)	(3,499)
Foreign currency translation adjustments	(4,354)	(1,902)
Total asset retirement obligation at the end of the period	54,907	54,727
Less: current portion of asset retirement obligation	9,821	3,042
Asset retirement obligation, excluding current portion	$45,086	$51,685

For additional information related to the Company’s AROs with respect to its fair value measurements, see Note 16. Fair Value Measurements.

(12) Other Liabilities

The Company’s other liabilities consisted of the following:

	December 31, 2016	December 31, 2015
	(In thousands)
Current portion of other long-term liabilities
Interest rate swap contracts	$16,533	$23,327
Deferred revenue	249	2,313
Asset retirement obligations	9,821	3,042
Other	1,634	4,050
Total	$28,237	$32,732

Other long-term liabilities
Interest rate swap contracts	$14,456	$21,872
Deferred revenue	1,698	1,217
Other	2,537	7,568
Total	$18,691	$30,657

During the year ended December 31, 2016, the fair value of two interest rate swap contracts were reclassified from the Other long-term liabilities line item into the Prepaid expenses, deferred costs, and other noncurrent assets as the fair values of those interest rate swap contracts were now favorable and represent assets to the Company. For additional information related to the Company’s interest rate swap contracts, see Note 15. Derivative Financial Instruments.

(13) Shareholders’ Equity

Redomicile Transaction. Pursuant to the Redomicile Transaction, each issued and outstanding common share of Cardtronics Delaware held immediately prior to the Merger was effectively converted into one Class A Ordinary Share, nominal value $0.01 per share, of Cardtronics plc (collectively, “common shares”). Upon completion of the Redomicile Transaction, the common shares were listed and began trading on The NASDAQ Stock Market LLC under the symbol “CATM,” the same symbol under which common shares of Cardtronics Delaware were formerly listed and traded. Likewise, the equity plans and/or awards granted thereunder were assumed by Cardtronics plc and amended to provide that those plans and/or awards will now provide for the award and issuance of Ordinary Shares. Furthermore, all treasury shares of Cardtronics Delaware were cancelled in the Redomicile Transaction.

Change in common shares, treasury shares, and additional paid-in capital associated with the Redomicile Transaction. In the Redomicile Transaction, completed on July 1, 2016, each of the 52,529,197, $0.0001 par value per share, issued and outstanding common shares of Cardtronics Delaware held immediately prior to the Merger were effectively converted into an equivalent number of $0.01 nominal value per share common shares of Cardtronics plc. In addition, immediately prior to the Redomicile Transaction, 7,310,022 treasury shares of Cardtronics Delaware with a cost basis of $106.5 million were cancelled with the offsetting impact recorded in the Additional paid-in capital and Retained earnings line items in the accompanying Consolidated Balance Sheets.

Common shares. The Company has 45,326,430 and 44,953,620 shares outstanding as of December 31, 2016 and 2015, respectively.

Additional paid-in capital. Included in the balance of Additional paid-in capital are amounts related to the Convertible Notes issued in November 2013 and the related equity instruments. These amounts include: (i) the fair value of the embedded option of the Convertible Notes for $71.7 million, (ii) the amount paid to purchase the associated convertible note hedges for $72.6 million, (iii) the amount received for selling associated warrants for $40.5 million, and (iv) $1.6 million in debt issuance costs allocated to the equity component of the convertible note. For additional information related to the Convertible Notes and the related equity instruments, see Note 10. Long-Term Debt.

Accumulated other comprehensive loss, net. Accumulated other comprehensive loss, net, is a separate component of Shareholders’ equity in the accompanying Consolidated Balance Sheets. The following table presents the changes in the balances of each component of Accumulated other comprehensive loss, net for the years ended December 31, 2016, 2015, and 2014:

	Foreign Currency Translation Adjustments		Unrealized (Losses) Gains on Interest Rate Swap Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of January 1, 2014	$(18,436)		$(54,518)	(1)	$(72,954)
Other comprehensive loss before reclassification	(16,273)		(29,239)	(2)	(45,512)
Amounts reclassified from accumulated other comprehensive loss, net	—		35,459	(2)	35,459
Net current period other comprehensive (loss) income	(16,273)		6,220		(10,053)
Total accumulated other comprehensive loss, net as of December 31, 2014	$(34,709)		$(48,298)	(1)	$(83,007)

Other comprehensive loss before reclassification	(11,177)		(28,173)	(3)	(39,350)
Amounts reclassified from accumulated other comprehensive loss, net	—		34,231	(3)	34,231
Net current period other comprehensive (loss) income	(11,177)		6,058		(5,119)
Total accumulated other comprehensive loss, net as of December 31, 2015	$(45,886)	(5)	$(42,240)	(1)	$(88,126)

Other comprehensive loss before reclassification	(34,999)	(6)	(12,580)	(4)	(47,579)
Amounts reclassified from accumulated other comprehensive loss, net	—		28,570	(4)	28,570
Net current period other comprehensive (loss) income	(34,999)		15,990		(19,009)
Total accumulated other comprehensive loss, net as of December 31, 2016	$(80,885)	(5)	$(26,250)	(1)	$(107,135)

(1)	Net of deferred income tax (benefit) expense of $(10,829) as of January 1, 2014, and $(6,701), $(2,959), and $9,269 as of December 31, 2014, 2015, and 2016, respectively.
(2)

Net of deferred income tax (benefit) expense of $(19,405) and $23,533 for Other comprehensive loss before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, for the year ended December 31, 2014. See Note 15. Derivative Financial Instruments.

(3)

Net of deferred income tax (benefit) expense of $(17,402) and $21,143 for Other comprehensive loss before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, for the year ended December 31, 2015. See Note 15. Derivative Financial Instruments.

(4)

Net of deferred income tax (benefit) expense of $(9,619) and $21,847 for Other comprehensive loss before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, for the year ended December 31, 2016. See Note 15. Derivative Financial Instruments.

(5)	Net of deferred income tax (benefit) of $(4,113) and $(1,565) as of December 31, 2016 and 2015, respectively.
(6)	Net of deferred income tax (benefit) of $(2,548) for the year ended December 31, 2016.

The Company records unrealized gains and losses related to its interest rate swap contracts net of estimated taxes in the Accumulated other comprehensive loss, net, line item in the accompanying Consolidated Balance Sheets since it is more likely than not that the Company will be able to realize the benefits associated with its net deferred tax asset positions in the future. The amounts reclassified from Accumulated other comprehensive loss, net, are recognized in the Cost of ATM operating revenues line item in the accompanying Consolidated Statements of Operations.

The Company has elected the portfolio approach for the deferred tax asset of the unrealized gains and losses related to the interest rate swap contracts in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. Under the portfolio approach, the disproportionate tax effect created when the valuation allowance was appropriately released as a tax benefit into continuing operations in 2010, will reverse out of the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets and into continuing operations as a tax expense when the Company ceases to hold any interest rate swap contracts. As of December 31, 2016, the disproportionate tax effect is approximately $14.7 million.

The Company currently believes that the unremitted earnings of its foreign subsidiaries under its former U.S. parent company will be reinvested for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in these subsidiaries or on the foreign currency translation adjustment amounts.

(14) Employee Benefits

The Company sponsors defined contribution retirement plans for its employees, the principal plan being the 401(k) plan which is offered to its employees in the U.S. During 2016, the Company matched 100% of employee contributions up to 4.0% of the employee’s eligible compensation. Employees immediately vest in their contributions while the Company’s matching contributions vest at a rate of 20.0% per year. The Company also sponsors a similar retirement plan for its employees in the U.K. and Canada. The Company contributed $2.9 million, $2.4 million, and $1.3 million to the defined contribution benefit plans for the years ended December 31, 2016, 2015, and 2014, respectively.

(15) Derivative Financial Instruments

Risk Management Objectives of Using Derivatives

The Company is exposed to certain risks related to its ongoing business operations, including interest rate risk associated with its vault cash rental obligations and, to a lesser extent, borrowings under its revolving credit facility. The Company is also exposed to foreign currency exchange rate risk with respect to its operations outside the U.S. The Company does not currently utilize derivative instruments to hedge its foreign currency exchange rate risk or to manage the interest rate risk associated with its borrowings. However, the Company utilizes varying notional amount interest rate swap contracts to manage the interest rate risk associated with its vault cash rental obligations in the U.S. and the U.K.

These interest rate swap contracts serve to mitigate interest rate risk exposure by converting a portion of the Company’s monthly floating-rate vault cash rental payments to monthly fixed-rate vault cash rental payments. Typically, the Company receives monthly floating-rate payments from its interest rate swap contract counterparties that correspond to, in all material respects, the monthly floating-rate payments required by the Company to its vault cash rental providers for the portion of the average outstanding vault cash balances that have been hedged. In return, the Company pays its counterparties a monthly fixed-rate amount based on the same notional amounts outstanding. By converting the vault cash rental obligation interest rate from a floating-rate to a fixed-rate, the impact of favorable and unfavorable changes in future interest rates on the monthly vault cash rental payments, and therefore, the Vault cash rental expense line item in the accompanying Consolidated Statement of Operations, has been reduced.

There is never an exchange of the underlying principal or notional amounts associated with the interest rate swap contracts described above. Additionally, none of the Company’s existing interest rate swap contracts contain credit-risk-related contingent features.

Accounting Policy

The interest rate swap contracts discussed above are derivative instruments used by the Company to hedge exposure to variability in expected future cash flows attributable to a particular risk; therefore, they are designated and qualify as cash flow hedging instruments. The Company does not currently hold any derivative instruments not designated as hedging instruments, fair value hedges, or hedges of a net investment in a foreign operation.

The Company reports the effective portion of a gain or loss related to the cash flow hedging instrument as a component of the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets and reclassifies the gain or loss into earnings in the Vault cash rental expense line item in the accompanying Consolidated Statement of Operations in the same period or periods during which the hedged transaction affects and has been forecasted in earnings.

Gains and losses related to the cash flow hedging instrument that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the Other expense (income) line item in the accompanying Consolidated Statement of Operations. As discussed above, the Company generally utilizes fixed-for-floating interest rate swap contracts in which the underlying pricing terms of the cash flow hedging instrument agree, in all material respects, with the pricing terms of the vault cash rental obligations to the Company’s vault cash providers. Therefore, the amount of ineffectiveness associated with the interest rate swap contracts has historically been immaterial. If the Company concludes that it is no longer probable the expected vault cash obligations that have been hedged will occur, or if changes are made to the underlying contract terms of the vault cash rental agreements, the interest rate swap contract would be deemed ineffective. The Company does not currently anticipate terminating or modifying terms of its existing derivative instruments prior to their expiration dates.

Accordingly, the Company recognizes all of its interest rate swap contracts derivative instruments as assets or liabilities in the accompanying Consolidated Balance Sheets at fair value and any changes in the fair values of the related interest rate swap contracts have been reported in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. The Company believes that it is more likely than not that it will be able to realize the benefits associated with its net deferred tax asset positions in the future, therefore, the unrealized gains and losses to the fair value related to the interest rate swap contracts have been reported net of estimated taxes in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. For additional information related to the Company’s interest rate swap contracts with respect to its fair value measurements, see Note 16. Fair Value Measurements.

Cash Flow Hedges of Interest Rate Risk

During the year ended December 31, 2016, the Company entered into the following new forward-starting interest rate swap contracts to hedge its exposure to floating interest rates on its vault cash outstanding balances in future periods: (i) £550.0 million aggregate notional amount interest rate swap contracts that begin January 1, 2017, with £250.0 million terminating December 31, 2018 and £300.0 million terminating December 31, 2019, (ii) £250.0 million initial notional amount interest rate swap contract, that begins January 1, 2019 and increases to £500.0 million January 1, 2020, terminating December 31, 2022, and (iii) $400.0 million aggregate notional amount interest rate swap contracts that begin January 1, 2018 and terminate December 31, 2022.

Effective June 29, 2016, one of the Company’s interest rate swap contract counterparties exercised its right to terminate a $200.0 million notional amount, 2.40% fixed rate, interest rate swap contract that was previously designated as a cash flow hedge of the Company’s 2019 and 2020 vault cash rental payments. The designated vault cash rental payments remain probable; therefore, upon termination and as of that date, the Company recognized an unrealized loss of $4.9 million in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. The Company will amortize this unrealized loss into Vault cash rental expense, a component of the Cost of ATM operating revenues line item in the accompanying Consolidated Statements of Operations, over the 2019 and 2020 periods. The terminated interest rate swap contract was effectively novated by the previous counterparty, and the Company entered into a similar $200.0 million notional amount, 2.52% fixed rate, interest rate swap contract with a new counterparty, which the Company designated as a cash flow hedge of its 2019 and 2020 vault cash rental payments. The modified terms resulted in ineffectiveness of $0.4 million recognized in the Other expense (income) line item in the accompanying Consolidated Statements of Operations during the year ended December 31, 2016.

The notional amounts, weighted average fixed rates, and terms associated with the Company’s interest rate swap contracts accounted for as cash flow hedges that are currently in place (as of the date of the issuance of this 2016 Form 10-K) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts	Weighted Average Fixed Rate
U.S.	U.S.	U.K.	U.K.	Term
(In millions)		(In millions)
$1,000	2.53%	£550	0.82%	January 1, 2017 – December 31, 2017
$1,150	2.17%	£550	0.82%	January 1, 2018 – December 31, 2018
$1,000	2.06%	£550	0.90%	January 1, 2019 – December 31, 2019
$1,000	2.06%	£500	0.94%	January 1, 2020 – December 31, 2020
$400	1.46%	£500	0.94%	January 1, 2021 – December 31, 2021
$400	1.46%	£500	0.94%	January 1, 2022 – December 31, 2022

The following tables depict the effects of the use of the Company’s derivative interest rate swap contracts in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations.

Balance Sheet Data

	December 31, 2016		December 31, 2015
Asset (Liability) Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives Designated as Hedging Instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other noncurrent assets	$14,137	Prepaid expenses, deferred costs, and other noncurrent assets	$—
Interest rate swap contracts	Current portion of other long-term liabilities	(16,533)	Current portion of other long-term liabilities	(23,327)
Interest rate swap contracts	Other long-term liabilities	(14,456)	Other long-term liabilities	(21,872)
Total Derivatives		$(16,852)		$(45,199)

Statements of Operations Data

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2016	2015		2016	2015
	(In thousands)			(In thousands)
Interest rate swap contracts	$(12,580)	$(28,173)	Cost of ATM operating revenues	$(28,570)	$(34,231)

As of December 31, 2016, the Company expects to reclassify $16.5 million of net derivative-related losses contained within the Accumulated comprehensive loss, net line item in its accompanying Consolidated Balance Sheets into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

(16) Fair Value Measurements

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016 and 2015 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap contracts	$14,137	$—	$14,137	$—
Liabilities
Liabilities associated with interest rate swap contracts	$(30,989)	$—	$(30,989)	$—

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swap contracts	$(45,199)	$—	$(45,199)	$—

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

Acquisition and divestiture-related contingent consideration. Liabilities from acquisition and divestiture-related contingent consideration are estimated by the Company using a discounted cash flow model. Acquisition and divestiture-related contingent consideration liabilities are classified as Level 3 liabilities, because the Company uses unobservable inputs to value them, based on its best estimate of operational results upon which the payment of these obligations are contingent.

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility approximates fair value due to the fact that any borrowings are subject to short-term floating interest rates. As of December 31, 2016, the fair value of the 2022 Notes and 2020 Convertible Notes (see Note 10. Long-Term Debt) totaled $253.9 million and $338.2 million, respectively, based on the quoted prices in markets that are not active (Level 2 input) for these notes as of that date.

Additions to asset retirement obligations liability. The Company estimates the fair value of additions to its ARO liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to ARO are measured at fair value at the time of the asset installations using Level 3 inputs. These liabilities and are only reevaluated periodically based on estimated current fair value. Amounts added to the ARO liability during the years ended December 31, 2016 and 2015 totaled $8.7 million and $7.7 million, respectively.

Interest rate swap contracts. The fair value of the Company’s interest rate swap contracts was an asset of $14.1 million and a liability of $31.0 million of December 31, 2016. These financial instruments are carried at fair value and calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. For additional information related to the valuation process of this asset or liability, see Note 15. Derivative Financial Instruments.

(17) Commitments and Contingencies

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

Operating Lease Obligations

The Company was a party to several operating leases as of December 31, 2016, primarily for office space and the rental of space at certain merchant locations.

Future minimum lease payments under the Company’s operating and merchant space leases (with initial lease terms in excess of one year) as of December 31, 2016, for each of the next five years and thereafter are as following (in thousands):

2017	$11,047
2018	8,985
2019	6,669
2020	4,652
2021	2,996
Thereafter	5,913
Total	$40,262

Total rental expense under the Company’s operating leases, net of sublease income, was $15.1 million, $14.1 million, and $9.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Other Commitments

Asset retirement obligations. The Company’s AROs consist primarily of deinstallation costs of the Company’s ATMs and costs to restore the ATM sites to their original condition. In most cases, the Company is legally required to perform this deinstallation, and in some cases, the site restoration work. The Company had $54.9 million accrued for these liabilities as of December 31, 2016. For additional information, see Note 11. Asset Retirement Obligations.

Purchase commitments. During the normal course of business, the Company issues purchase orders for various products. As of December 31, 2016, the Company had open purchase commitments of $16.8 million for products to be delivered in 2017. Other material purchase commitments as of December 31, 2016 included $4.3 million in minimum service requirements for certain gateway and processing fees over the next three years.

(18) Income Taxes

As a result of the Redomicile Transaction, completed on July 1, 2016, the location of incorporation of the parent company of the Cardtronics group was changed from Delaware to the U.K. As a Delaware company, the statutory tax rate was 35.0%, and after the redomicile to the U.K., the Cardtronics parent company statutory tax rate is now 20.0%. For additional information related to the Redomicile Transaction, see Note 1. Basis of Presentation and Summary of Significant Accounting Policies - (a) Description of Business.

The Company’s income before income taxes consisted of the following:

	Year Ended
	December 31,
	2016	2015	2014
	(In thousands)
U.S.	$39,347	$80,318	$64,047
Non-U.S.	75,185	25,005	(679)
Total pre-tax book income	$114,532	$105,323	$63,368

The Company’s income tax expense based on income before income taxes consisted of the following:

	Year Ended
	December 31,
	2016	2015	2014
	(In thousands)
Current
U.S. federal	$8,005	$19,590	$19,033
U.S. state and local	4,386	4,495	3,554
Non-U.S.	4,345	4,264	2,549
Total current	$16,736	$28,349	$25,136

Deferred
U.S. federal	$9,857	$6,890	$1,639
U.S. state and local	1,966	1,226	795
Non-U.S.	(1,937)	2,877	604
Total deferred	$9,886	$10,993	$3,038
Total income tax expense	$26,622	$39,342	$28,174

Income tax expense differs from amounts computed by applying the statutory tax rate to income before income taxes as follows:

	Year Ended
	December 31,
	2016	2015	2014
	(In thousands)
Income tax expense, at the statutory tax rate of 20.0% for the year ended December 31, 2016, and 35.0% for the years ended December 31, 2015 and 2014	$22,906	$36,863	$22,179
Provision to return and deferred tax adjustments	1,858	145	1,705
State tax, net of federal benefit	3,584	3,504	2,717
Permanent adjustments	1,514	1,810	173
Tax rates in excess of/(less than) statutory tax rates	8,161	(5,035)	(985)
Impact of Finance Structure	(8,165)	—	—
Gain on divestiture	—	3,465	—
Nondeductible transaction costs	3,844	—	—
Other	316	(773)	338
Subtotal	34,018	39,979	26,127
Change in valuation allowance	(7,396)	(637)	2,047
Total income tax expense	$26,622	$39,342	$28,174

Income tax expense for the year ended December 31, 2016 relates primarily to income from the Company’s U.S. and U.K. operations where the significant majority of earnings were generated. The decrease in income tax expense, compared to the prior year, is attributable to the release of a $8.2 million valuation allowance on a deferred tax asset in the U.K., certain benefits achieved from the Redomicile Transaction and the post-redomicile structuring, and the mix of earnings across jurisdictions.

As discussed in Note 1. Basis of Presentation and Summary of Significant Accounting Policies - (b) Basis of Presentation and Consolidation, the Company adopted the new accounting guidance applicable to the classification of deferred taxes to the interim periods of 2016, eliminating the requirement for organizations to present deferred tax assets and liabilities current and noncurrent in a classified balance sheet and requires organizations to classify all deferred tax assets and liabilities as noncurrent. The prospective adoption of this standard resulted in a decrease of $16.3 million in the Current deferred tax assets line item in the accompanying Consolidated Balance Sheets, an increase of $1.4 million in the Noncurrent deferred tax assets line item in the accompanying Consolidated Balance Sheets, and a decrease of $14.9 million in the Noncurrent deferred tax liabilities line item in the accompanying Consolidated Balance Sheets.

The Company’s net current and noncurrent deferred tax assets and liabilities (by segment) consisted of the following:

	North America		Europe		Corporate & Other
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015	2016	2015
	(In thousands)
Current deferred tax asset	$—	$16,048	$—	$228	$—	$168
Valuation allowance	—	(91)	—	(9)	—	—
Net current deferred tax asset	—	15,957	—	219	—	168
Noncurrent deferred tax asset	33,684	33,457	18,644	29,382	2,357	—
Valuation allowance	(2,243)	(2,820)	(850)	(9,401)	—	—
Noncurrent deferred tax liability	(55,384)	(47,879)	(7,019)	(10,565)	(3,810)	(2,097)
Net noncurrent deferred tax (liability) asset	(23,943)	(17,242)	10,775	9,416	(1,453)	(2,097)
Net deferred tax (liability) asset	$(23,943)	$(1,285)	$10,775	$9,635	$(1,453)	$(1,929)

The Company’s tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following:

	December 31, 2016	December 31, 2015
	(In thousands)
Current deferred tax assets
Reserve for receivables	$—	$411
Accrued liabilities and inventory reserves	—	6,019
Unrealized losses on interest rate swap contracts	—	8,971
Other	—	1,043
Subtotal	—	16,444
Valuation allowance	—	(100)
Current deferred tax assets	$—	$16,344

Noncurrent deferred tax assets
Reserve for receivables	$667	$—
Accrued liabilities and inventory reserves	7,472	—
Net operating loss carryforward	8,779	17,282
Unrealized losses on interest rate swap contracts	5,452	8,411
Share-based compensation expense	11,455	10,755
Asset retirement obligations	3,300	3,042
Tangible and intangible assets	13,343	17,322
Deferred revenue	878	434
Other	3,340	5,593
Subtotal	54,686	62,839
Valuation allowance	(3,094)	(12,221)
Noncurrent deferred tax assets	$51,592	$50,618

Noncurrent deferred tax liabilities
Tangible and intangible assets	$(66,116)	$(60,418)
Asset retirement obligations	(97)	(123)
Noncurrent deferred tax liabilities	$(66,213)	$(60,541)

Net deferred tax (liability) asset	$(14,621)	$6,421

The Company assesses the need for any deferred tax asset valuation allowances at the end of each reporting period. The determination of whether a valuation allowance for deferred tax assets is needed is subject to considerable judgment and requires an evaluation of all available positive and negative evidence. Based on the assessment at December 31, 2016, and the weight of all evidence, the Company concluded to release $8.2 million of the deferred tax asset valuation allowance related to its U.K. fixed assets. Over the past few years, the Company’s U.K. business has experienced significant growth and profitability through organic revenue growth and acquisitions in 2013, 2014, and the recently completed DCPayments acquisition (in early 2017). This growth has increased taxable income in the U.K., and therefore, the Company concluded that it is more likely than not that the U.K. deferred tax assets will be realized in the future. The Company also concluded that maintaining the valuation allowance on deferred tax assets in Mexico and other new markets is appropriate, as the Company currently believes that it is more likely than not that the related deferred tax assets will not be realized.

The deferred tax expenses and benefits associated with the Company’s net unrealized gains and losses on derivative instruments and foreign currency translation adjustments have been reflected within the Accumulated other comprehensive loss, net balance in the accompanying Consolidated Balance Sheets.

As of December 31, 2016, the Company had approximately $7.2 million in U.S. federal net operating loss carryforwards that will begin expiring in 2021, approximately $14.7 million in net operating loss carryforwards in the U.K. that are not subject to expiration, and approximately $9.3 million in net operating loss carryforwards in Mexico that will begin expiring in 2017 based on a 10 year loss carryforward limitation. The deferred tax benefits associated with such carryforwards in Mexico, to the extent they are not offset by deferred tax liabilities, have been fully reserved for through a valuation allowance.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, the Company is not subject to income tax examination by tax authorities for years before 2012.

The Company currently believes that the unremitted earnings of its foreign subsidiaries of approximately $47.6 million will be indefinitely reinvested in the corresponding country of origin, and therefore, has not recognized deferred tax liabilities of $8.4 million as of December 31, 2016.

(19) Concentration Risk

Significant supplier. For the years ended December 31, 2016 and 2015, the Company purchased ATM and ATM-related equipment from one supplier that accounted for 60% and 45%, respectively, of the Company’s total ATM purchases for those years.

Significant vendors. The Company obtains the cash to fill a substantial portion of its Company-owned ATMs, and, in some cases, merchant-owned and managed services ATMs, from Bank of America, N.A. (“Bank of America”), Elan Financial Services (“Elan”) (a division of U.S. Bancorp), and Wells Fargo, N.A. (“Wells Fargo”). For the quarter ended December 31, 2016, the Company had an average outstanding vault cash balance of $3.5 billion, of which 26.1% was provided by Elan, 18.1% was provided by Wells Fargo, and 12.5% was provided by Bank of America. The Company’s existing vault cash rental agreements expire at various times through March 2021. However, each provider has the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events beyond the Company’s control, including certain bankruptcy events of the Company or its subsidiaries, or a breach of the terms of the Company’s vault cash provider agreements. Other key terms of the agreements include the requirement that the vault cash providers provide written notice of their intent not to renew. Such notice provisions typically require a minimum of 180 to 360 days’ notice prior to the actual termination date. If such notice is not received, then the contracts will typically automatically renew for an additional one-year period. Additionally, the Company’s contract with one of its vault cash providers contains a provision that allows the provider to modify the pricing terms contained within the agreement at any time with 60 days prior written notice. However, in the event both parties do not agree to the pricing modifications, then either party may provide 180 days prior written notice of its intent to terminate.

In addition to the above, the Company had concentration risks in significant vendors for the provision of on-site maintenance services and armored courier services in the U.S. for the years ended December 31, 2016 and 2015.

Significant customers. For the years ended December 31, 2016 and 2015, the Company derived approximately 39.2% and 37%, respectively, of its total revenues from ATMs placed at the locations of its top five merchant customers. The Company’s top five merchant customers for the years ended December 31, 2016 and 2015 were 7-Eleven, Inc. (“7-Eleven”), CVS Caremark Corporation (“CVS”), Co-op Food (in the U.K.), Walgreens Boots Alliance, Inc. (“Walgreens”), and Speedway LLC (“Speedway”). 7-Eleven in the U.S. is currently the largest merchant customer in the Company’s portfolio, representing approximately 18% of the Company’s total revenues for the years ended December 31, 2016 and 2015. The next four largest merchant customers together comprised approximately 21% and 19% of the Company’s total revenues for the years ended December 31, 2016 and 2015, respectively.

Accordingly, a significant percentage of the Company’s future revenues and operating income will be dependent upon the successful continuation of its relationship with these merchants. 7-Eleven did not renew its ATM placement agreement with the Company, which expires in July 2017, but has instead entered into a new ATM placement agreement with a related entity of 7-Eleven’s parent company. The Company is currently in the process of coordinating the transition of ATM operations at 7-Eleven locations to the new service provider. At this time, the Company expects the transition to begin in July 2017 and occur over the latter part of 2017. As a result, revenues and operating profits associated with this relationship will begin to decline beginning in July 2017.

(20) Segment Information

As of December 31, 2016, the Company’s operations consisted of its North America, Europe, and Corporate & Other segments. The Company’s ATM operations in the U.S., Canada, Mexico, and Puerto Rico are included in its North America segment. The Company’s ATM operations in the U.K., Ireland, Germany, Poland, Spain, and i-design are included in its Europe segment. The Company’s transaction processing operations, which service its North American and European operations, along with external customers, and the Company’s corporate general and administrative functions comprise the Corporate & Other segment. In the first quarter of 2016, the Company reorganized and created the Corporate & Other segment to separately present transaction processing operations from its primary ATM operations and to present the corporate general and administrative functions separately from the North America segment. Additionally, i-design was previously included within the North America segment and due to organizational changes, is now a part of the Europe segment. While both regional reporting segments provide similar kiosk-based and/or ATM-related services, each of the regional segments have been managed separately and require different marketing and business strategies. Similarly, the transaction processing and corporate general and administrative functions were also managed separately. Segment information presented for prior periods has been revised to reflect this change in segments.

Management uses Adjusted EBITDA and Adjusted EBITA, together with U.S. GAAP measures, to manage and measure the performance of its segments. Management believes Adjusted EBITDA and Adjusted EBITA are useful measures because they allow management to more effectively evaluate the performance of the business and compare its results of operations from period to period without regard to financing methods or capital structure. Adjusted EBITDA and Adjusted EBITA excludes amortization of intangible assets, share-based compensation expense, acquisition and divestiture-related expenses, certain non-operating expenses, certain costs not anticipated to occur in future periods (if applicable in a particular period), gains or losses on disposal of assets, the Company’s obligations for the payment of income taxes, interest expense, and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Additionally, Adjusted EBITDA excludes depreciation and accretion expense. Depreciation and accretion expense and amortization of intangible assets are excluded as these amounts can vary substantially from company to company within the Company’s industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired.

Adjusted EBITDA and Adjusted EBITA, as defined by the Company, are non-GAAP financial measures provided as a complement to financial results prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures reported by other companies. In evaluating the Company’s performance as measured by Adjusted EBITDA and Adjusted EBITA, management recognizes and considers the limitations of these measurements. Accordingly, Adjusted EBITDA and Adjusted EBITA are only two of the measurements that management utilizes. Therefore, Adjusted EBITDA and Adjusted EBITA should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, or financing activities, or other income or cash flow measures prepared in accordance with U.S. GAAP.

Below is a reconciliation of Net income attributable to controlling interests and available to common shareholders to EBITDA and Adjusted EBITA:

	Year Ended
	December 31,
	2016	2015	2014
	(In thousands)
Net income attributable to controlling interests and available to common shareholders	$87,991	$67,080	$37,140
Adjustments:
Interest expense, net	17,360	19,451	20,776
Amortization of deferred financing costs and note discount	11,529	11,363	13,036
Redemption cost for early extinguishment of debt	—	—	9,075
Income tax expense	26,622	39,342	28,174
Depreciation and accretion expense	90,953	85,030	75,622
Amortization of intangible assets	36,822	38,799	35,768
EBITDA	$271,277	$261,065	$219,591
Add back:
Loss (gain) on disposal of assets	81	(14,010)	3,224
Other expense (income) (1)	2,958	3,780	(1,616)
Noncontrolling interests (2)	(67)	(996)	(1,745)
Share-based compensation expense (3)	21,430	19,421	16,432
Acquisition and divestiture-related expenses (4)	9,513	27,127	18,050
Redomicile-related expenses (5)	13,747	—	—
Adjusted EBITDA	$318,939	$296,387	$253,936
Less:
Depreciation and accretion expense (6)	90,927	84,608	74,314
Adjusted EBITA	$228,012	$211,779	$179,622

(1)	Includes foreign currency translation gains or losses and other non-operating costs.
(2)

Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of its Mexico subsidiary. In December 2015, the Company increased its ownership interest in its Mexico subsidiary.

(3)

For the years ended December 31, 2015 and 2014, amounts exclude a portion of the expenses incurred by the Company’s Mexico subsidiary to account for the amounts allocable to the noncontrolling interest shareholders. The Company’s Mexico subsidiary recognized no share-based compensation expense for the year ended December 31, 2016.

(4)	Acquisition and divestiture-related expenses include costs incurred for professional and legal fees and certain other transition and integration-related costs.
(5)	Expenses associated with the Company’s redomicile of its parent company to the U.K., which was completed on July 1, 2016.
(6)

Amounts exclude a portion of the expenses incurred by the Company’s Mexico subsidiary to account for the amounts allocable to the noncontrolling interest shareholders. In December 2015, the Company increased its ownership interest in its Mexico subsidiary.

The following tables reflect certain financial information for each of the Company’s reporting segments for the periods indicated:

	Year Ended December 31, 2016
	North America	Europe	Corporate & Other	Eliminations	Total
	(In thousands)
Revenue from external customers	$874,291	$365,973	$25,100	$—	$1,265,364
Intersegment revenues	—	1,437	23,520	(24,957)	—
Cost of revenues	572,842	231,464	34,738	(24,957)	814,087
Selling, general, and administrative expenses	59,222	34,139	60,421	—	153,782
Redomicile-related expenses	—	166	13,581	—	13,747
Acquisition and divestiture-related expenses	2,585	1,470	5,458	—	9,513
Loss (gain) on disposal of assets	1,975	(1,894)	—	—	81

Adjusted EBITDA	242,233	101,806	(25,105)	5	318,939

Depreciation and accretion expense	47,667	36,356	6,930	—	90,953
Adjusted EBITA	194,566	65,450	(32,035)	31	228,012

Capital expenditures (1)	$73,491	$51,294	$1,097	$—	$125,882

	Year Ended December 31, 2015
	North America	Europe	Corporate & Other	Eliminations	Total
	(In thousands)
Revenue from external customers	$813,146	$376,226	$10,929	$—	$1,200,301
Intersegment revenues	—	1,187	22,241	(23,428)	—
Cost of revenues	521,818	259,889	24,658	(23,428)	782,937
Selling, general, and administrative expenses	59,697	32,410	48,394	—	140,501
Acquisition and divestiture-related expenses	4,213	22,259	655	—	27,127
Loss (gain) on disposal of assets	2,089	(16,099)	—	—	(14,010)

Adjusted EBITDA	225,989	85,126	(14,795)	67	296,387

Depreciation and accretion expense	46,386	34,134	4,510	—	85,030
Adjusted EBITA	179,603	50,992	(19,306)	490	211,779

Capital expenditures (1)	$83,369	$51,857	$7,123	$—	$142,349

	Year Ended December 31, 2014
	North America	Europe	Corporate & Other	Eliminations	Total
	(In thousands)
Revenue from external customers	$762,664	$292,157	$—	$—	$1,054,821
Intersegment revenues	—	1,509	18,207	(19,716)	—
Cost of revenues	501,377	207,213	15,174	(19,716)	704,048
Selling, general, and administrative expenses	51,594	21,795	40,081	—	113,470
Acquisition and divestiture-related expenses	2,623	14,714	713	—	18,050
Loss on disposal of assets	2,138	1,086	—	—	3,224

Adjusted EBITDA	209,743	64,618	(20,603)	178	253,936

Depreciation and accretion expense	45,956	27,546	2,175	(55)	75,622
Adjusted EBITA	163,788	37,072	(22,778)	1,540	179,622

Capital expenditures (1)	$56,999	$46,252	$6,678	$(20)	$109,909

(1)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and other intangible assets. Additionally, capital expenditure amounts for Mexico (included in the North America segment) are reflected gross of any noncontrolling interest amounts.

Identifiable Assets

	December 31, 2016	December 31, 2015
	(In thousands)
North America	$914,124	$870,445
Europe	355,058	382,920
Corporate & Other	95,514	66,570
Total	$1,364,696	$1,319,935

(21) Supplemental Guarantor Financial Information

Prior to the Redomicile Transaction, the 2022 Notes were fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by certain wholly-owned subsidiaries of Cardtronics Delaware. On July 1, 2016, Cardtronics plc and certain of its subsidiaries became Guarantors of the 2022 Notes pursuant to the Senior Notes Supplemental Indenture entered into in conjunction with the Redomicile Transaction. As of December 31, 2016, the 2022 Notes were fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by Cardtronics plc and these subsidiaries (including the original Cardtronics Delaware subsidiary Guarantors). Cardtronics Delaware, the subsidiary issuer of the 2022 Notes, is 100% owned by Cardtronics plc, the parent Guarantor.

The guarantees of the 2022 Notes by any Guarantor (other than Cardtronics plc) are subject to automatic and customary releases upon: (i) the sale or disposition of all or substantially all of the assets of the Guarantor, (ii) the disposition of sufficient common shares of the Guarantor so that it no longer qualifies under the Indenture as a restricted subsidiary of Cardtronics plc, (iii) the designation of the Guarantor as unrestricted in accordance with the Indenture, (iv) the legal or covenant defeasance of the notes or the satisfaction and discharge of the Indenture, (v) the liquidation or dissolution of the Guarantor, or (vi) provided the Guarantor is not wholly-owned by Cardtronics plc, its ceasing to guarantee other indebtedness the Cardtronics plc, Cardtronics Delaware, or another Guarantor. A Guarantor (other than Cardtronics plc) may not sell or otherwise dispose of all or substantially all of its properties or assets to, or consolidate with or merge with or into, another company (other than Cardtronics plc, Cardtronics Delaware, or another Guarantor), unless no default under the Indenture exists and either the successor to the Guarantor assumes its guarantee of the 2022 Notes or the disposition, consolidation, or merger complies with the Asset Sales covenant in the Indenture. In addition, Cardtronics plc may not sell or otherwise dispose of all or substantially all of its properties or assets to, or consolidate with or merge with or into, another company (other than Cardtronics Delaware or another Guarantor), unless, among other things, no default under the Indenture exists, the successor to Cardtronics plc is a domestic entity and assumes Cardtronics plc’s guarantee of the 2022 Notes and transaction (on a pro forma basis) satisfies certain criteria related to the Fixed Charge Coverage Ratio (as defined in the Indenture).

The following information reflects the Condensed Consolidating Statements of Comprehensive Income and Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014 and the Condensed Consolidating Balance Sheets as of December 31, 2016 and 2015 for: (i) Cardtronics plc, the parent Guarantor (“Parent”), as of December 31, 2016, (ii) Cardtronics Delaware (“Issuer”), (iii) the Guarantors, and (iv) the Non-Guarantors. The statements for the 2014 and 2015 periods have been revised to present the financial results of these entities in a manner that is consistent with the Company’s organizational structure as of December 31, 2016.

Condensed Consolidating Statements of Comprehensive Income

	Year Ended December 31, 2016
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$869,992	$406,345	$(10,973)	$1,265,364
Operating costs and expenses	18,166	22,565	742,690	346,537	(10,973)	1,118,985
(Loss) income from operations	(18,166)	(22,565)	127,302	59,808	—	146,379
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	25,188	30,804	(27,103)	—	28,889
Equity in earnings of subsidiaries	(105,806)	(102,835)	(61,271)	—	269,912	—
Other expense (income)	263	(19,838)	(11,271)	4,475	29,329	2,958
Income before income taxes	87,377	74,920	169,040	82,436	(299,241)	114,532
Income tax (benefit) expense	(533)	(10,889)	33,904	4,140	—	26,622
Net income	87,910	85,809	135,136	78,296	(299,241)	87,910
Net loss attributable to noncontrolling interests	—	—	—	—	(81)	(81)
Net income attributable to controlling interests and available to common shareholders	87,910	85,809	135,136	78,296	(299,160)	87,991
Other comprehensive (loss) income attributable to controlling interests	(18,991)	(8,793)	(12,163)	633	20,323	(18,991)
Comprehensive income attributable to controlling interests	$68,919	$77,016	$122,973	$78,929	$(278,837)	$69,000

	Year Ended December 31, 2015
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$794,145	$417,181	$(11,025)	$1,200,301
Operating costs and expenses	—	4,945	684,846	381,606	(11,013)	1,060,384
(Loss) income from operations	—	(4,945)	109,299	35,575	(12)	139,917
Interest expense, net, including amortization of deferred financing costs and note discount	—	22,633	5,650	2,531	—	30,814
Equity in earnings of subsidiaries	(65,981)	964	(1,171)	—	66,188	—
Other (income) expense	—	(177)	(4,073)	8,017	13	3,780
Income (loss) before income taxes	65,981	(28,365)	108,893	25,027	(66,213)	105,323
Income tax (benefit) expense	—	(12,044)	44,246	7,140	—	39,342
Net income (loss)	65,981	(16,321)	64,647	17,887	(66,213)	65,981
Net loss attributable to noncontrolling interests	—	—	—	—	(1,099)	(1,099)
Net income (loss) attributable to controlling interests and available to common shareholders	65,981	(16,321)	64,647	17,887	(65,114)	67,080
Other comprehensive (loss) income attributable to controlling interests	(5,780)	(10,404)	14,632	(9,347)	5,119	(5,780)
Comprehensive income (loss) attributable to controlling interests	$60,201	$(26,725)	$79,279	$8,540	$(59,995)	$61,300

	Year Ended December 31, 2014
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$731,618	$334,358	$(11,155)	$1,054,821
Operating costs and expenses	—	4,656	631,595	325,159	(11,228)	950,182
(Loss) income from operations	—	(4,656)	100,023	9,199	73	104,639
Interest expense, net, including amortization of deferred financing costs and note discount	—	21,749	10,352	1,711	—	33,812
Redemption cost for early extinguishment of debt	—	9,075	—	—	—	9,075
Equity in earnings of subsidiaries	(35,194)	(83,903)	59,493	—	59,604	—
Other (income) expense	—	(3,807)	(6,060)	8,638	(387)	(1,616)
Income (loss) before income tax	35,194	52,230	36,238	(1,150)	(59,144)	63,368
Income tax (benefit) expense	—	(12,162)	37,182	3,154	—	28,174
Net income (loss)	35,194	64,392	(944)	(4,304)	(59,144)	35,194
Net loss attributable to noncontrolling interests	—	—	—	—	(1,946)	(1,946)
Net income (loss) attributable to controlling interests and available to common shareholders	35,194	64,392	(944)	(4,304)	(57,198)	37,140
Other comprehensive (loss) income attributable to controlling interests	(10,012)	(4,582)	9,688	(15,158)	10,052	(10,012)
Comprehensive income (loss) attributable to controlling interests	$25,182	$59,810	$8,744	$(19,462)	$(47,146)	$27,128

Condensed Consolidating Balance Sheets

	As of December 31, 2016
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$101	$7	$1,823	$71,603	$—	$73,534
Accounts and notes receivable, net	—	—	57,201	26,955	—	84,156
Other current assets	—	1,468	50,438	59,941	—	111,847
Total current assets	101	1,475	109,462	158,499	—	269,537
Property and equipment, net	—	—	257,133	135,602	—	392,735
Intangible assets, net	—	—	88,141	33,089	—	121,230
Goodwill	—	—	449,658	83,417	—	533,075
Investments in and advances to subsidiaries	452,029	1,105,307	921,962	—	(2,479,298)	—
Intercompany receivable	12,965	297,790	207,048	1,660,511	(2,178,314)	—
Deferred tax asset, net	534	—	—	12,470	—	13,004
Prepaid expenses, deferred costs, and other noncurrent assets	—	504	22,098	12,513	—	35,115
Total assets	$465,629	$1,405,076	$2,055,502	$2,096,101	$(4,657,612)	$1,364,696
Liabilities and Shareholders’ Equity
Current portion of other long-term liabilities	—	—	22,871	5,366	—	28,237
Accounts payable and accrued liabilities	—	17,152	178,452	89,979	—	285,583
Total current liabilities	—	17,152	201,323	95,345	—	313,820
Long-term debt	—	502,539	—	—	—	502,539
Intercompany payable	8,694	82,660	1,171,795	915,165	(2,178,314)	—
Asset retirement obligations	—	—	21,747	23,339	—	45,086
Deferred tax liability, net	—	—	24,953	2,672	—	27,625
Other long-term liabilities	—	504	14,306	3,881	—	18,691
Total liabilities	8,694	602,855	1,434,124	1,040,402	(2,178,314)	907,761
Shareholders’ equity	456,935	802,221	621,378	1,055,699	(2,479,298)	456,935
Total liabilities and shareholders’ equity	$465,629	$1,405,076	$2,055,502	$2,096,101	$(4,657,612)	$1,364,696

	As of December 31, 2015
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$—	$782	$6,200	$19,315	$—	$26,297
Accounts and notes receivable, net	—	—	36,961	35,048	—	72,009
Current portion of deferred tax asset, net	—	—	16,169	131	—	16,300
Other current assets	—	1,878	47,398	49,642	—	98,918
Total current assets	—	2,660	106,728	104,136	—	213,524
Property and equipment, net	—	—	231,961	143,527	—	375,488
Intangible assets, net	—	1,396	106,863	42,521	—	150,780
Goodwill	—	—	449,658	99,278	—	548,936
Investments in and advances to subsidiaries	369,793	1,259,646	383,629	—	(2,013,068)	—
Intercompany receivable	—	407,349	246,761	149,351	(803,461)	—
Deferred tax asset, net	—	—	—	11,950	—	11,950
Prepaid expenses, deferred costs, and other noncurrent assets	—	200	6,863	12,194	—	19,257
Total assets	$369,793	$1,671,251	$1,532,463	$562,957	$(2,816,529)	$1,319,935
Liabilities and Shareholders’ Equity
Current portion of other long-term liabilities	—	—	30,552	2,180	—	32,732
Accounts payable and accrued liabilities	—	12,109	143,391	89,408	—	244,908
Total current liabilities	—	12,109	173,943	91,588	—	277,640
Long-term debt	—	548,496	—	19,835	—	568,331
Intercompany payable	—	152,867	403,536	247,058	(803,461)	—
Asset retirement obligations	—	—	25,360	26,325	—	51,685
Deferred tax liability, net	—	—	19,884	1,945	—	21,829
Other long-term liabilities	—	200	28,752	1,705	—	30,657
Total liabilities	—	713,672	651,475	388,456	(803,461)	950,142
Shareholders’ equity	369,793	957,579	880,988	174,501	(2,013,068)	369,793
Total liabilities and shareholders’ equity	$369,793	$1,671,251	$1,532,463	$562,957	$(2,816,529)	$1,319,935

Condensed Consolidated Statement of Cash Flows

	Year Ended December 31, 2016
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(1,106)	$60,033	$98,033	$113,315	$—	$270,275
Additions to property and equipment	—	—	(70,468)	(55,414)	—	(125,882)
Acquisitions, net of cash acquired	—	—	(17,512)	(5,157)	—	(22,669)
Proceeds from sale of assets and businesses	—	—	—	9,348	—	9,348
Net cash used in investing activities	—	—	(87,980)	(51,223)	—	(139,203)
Proceeds from borrowings under revolving credit facility	—	198,826	—	36,542	—	235,368
Repayments of borrowings under revolving credit facility	—	(255,727)	—	(55,635)	—	(311,362)
Funding of intercompany notes payable	—	248	(14,430)	14,182	—	—
Proceeds from exercises of stock options	526	147	—	—	—	673
Additional tax benefit (expense) related to share-based compensation	681	(343)	—	—	—	338
Repurchase of common shares	—	(3,959)	—	—	—	(3,959)
Net cash provided by (used in) financing activities	1,207	(60,808)	(14,430)	(4,911)	—	(78,942)
Effect of exchange rate changes on cash	—	—	—	(4,893)	—	(4,893)
Net increase (decrease) in cash and cash equivalents	101	(775)	(4,377)	52,288	—	47,237
Cash and cash equivalents as of beginning of period	—	782	6,200	19,315	—	26,297
Cash and cash equivalents as of end of period	$101	$7	$1,823	$71,603	$—	$73,534

	Year Ended December 31, 2015
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$—	$(12,180)	$164,345	$104,018	$370	$256,553
Additions to property and equipment	—	—	(86,283)	(55,696)	(370)	(142,349)
Funding of intercompany notes payable, net	—	—	(750)	750	—	—
Acquisitions, net of cash acquired	—	—	(80,503)	(23,371)	—	(103,874)
Proceeds from sale of assets and businesses	—	—	—	36,661	—	36,661
Net cash used in investing activities	—	—	(167,536)	(41,656)	(370)	(209,562)
Proceeds from borrowings under revolving credit facility	—	379,400	—	73,270	—	452,670
Repayments of borrowings under revolving credit facility	—	(446,085)	—	(53,466)	—	(499,551)
Repayments of intercompany notes payable	—	81,286	—	(81,286)	—	—
Proceeds from exercises of stock options	—	1,107	—	—	—	1,107
Additional tax benefit related to share-based compensation	—	1,985	—	—	—	1,985
Repurchase of common shares	—	(4,731)	—	—	—	(4,731)
Net cash provided by (used in) financing activities	—	12,962	—	(61,482)	—	(48,520)
Effect of exchange rate changes on cash	—	—	—	(4,049)	—	(4,049)
Net increase (decrease) in cash and cash equivalents	—	782	(3,191)	(3,169)	—	(5,578)
Cash and cash equivalents as of beginning of period	—	—	9,391	22,484	—	31,875
Cash and cash equivalents as of end of period	$—	$782	$6,200	$19,315	$—	$26,297

	Year Ended December 31, 2014
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$—	$1,463	$123,255	$63,855	$(20)	$188,553
Additions to property and equipment	—	—	(57,434)	(52,495)	20	(109,909)
Investment in subsidiary	—	(51,110)	(51,110)	—	102,220	—
Funding of intercompany notes payable, net	—	(51,803)	—	—	51,803	—
Acquisitions, net of cash acquired	—	—	(165,433)	(61,539)	—	(226,972)
Net cash used in investing activities	—	(102,913)	(273,977)	(114,034)	154,043	(336,881)
Proceeds from borrowings under revolving credit facility	—	127,657	—	—	—	127,657
Repayments of borrowings under revolving credit facility	—	(60,266)	(4)	(1,269)	—	(61,539)
Proceeds from borrowings of long-term debt	—	250,000	—	—	—	250,000
Repayments of long-term debt	—	(200,000)	—	—	—	(200,000)
Debt issuance, modification, and redemption costs	—	(14,746)	—	—	—	(14,746)
Repayments of intercompany notes payable	—	—	35,829	15,974	(51,803)	—
Payment of contingent consideration	—	—	(201)	(316)	—	(517)
Proceeds from exercises of stock options	—	810	—	—	—	810
Additional tax benefit related to share-based compensation	—	4,739	—	—	—	4,739
Repurchase of common shares	—	(7,156)	—	—	—	(7,156)
Issuance of common shares	—	—	51,110	51,110	(102,220)	—
Net cash provided by financing activities	—	101,038	86,734	65,499	(154,023)	99,248
Effect of exchange rate changes on cash	—	—	—	(5,984)	—	(5,984)
Net (decrease) increase in cash and cash equivalents	—	(412)	(63,988)	9,336	—	(55,064)
Cash and cash equivalents as of beginning of period	—	412	73,379	13,148	—	86,939
Cash and cash equivalents as of end of period	$—	$—	$9,391	$22,484	$—	$31,875

(22) Supplemental Selected Quarterly Financial Information (Unaudited)

The Company’s financial information by quarter is summarized below for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
	(In thousands, excluding per share amounts)
2016
Total revenues	$303,247	$323,961	$328,334	$309,822	$1,265,364
Gross profit (1)	107,374	113,631	120,144	110,128	451,277
Net income	15,359	20,114	27,478	24,959	87,910
Net income attributable to controlling interests and available to common shareholders	15,384	20,148	27,490	24,969	87,991
Basic net income per common share	$0.34	$0.45	$0.61	$0.55	$1.95
Diluted net income per common share	$0.34	$0.44	$0.60	$0.54	$1.92

2015
Total revenues	$281,901	$303,746	$311,350	$303,304	$1,200,301
Gross profit (2)	94,101	103,204	112,316	107,743	417,364
Net income	14,774	14,740	21,644	14,823	65,981
Net income attributable to controlling interests and available to common shareholders	15,233	14,997	22,009	14,841	67,080
Basic net income per common share	$0.34	$0.33	$0.49	$0.33	$1.50
Diluted net income per common share	$0.34	$0.33	$0.48	$0.33	$1.48

(1)

Excludes $27.4 million, $27.9 million, $27.1 million, and $25.1 million of depreciation, accretion, and amortization of intangible assets for the quarters ended March 31, 2016, June 30, 2016, September 30, 2016, and December 31, 2016, respectively.

(2)

Excludes $24.9 million, $25.7 million, $27.2 million, and $25.7 million of depreciation, accretion, and amortization of intangible assets for the quarters ended March 31, 2015, June 30, 2015, September 30, 2015, and December 31, 2015, respectively.

(23) Subsequent Events

On January 3, 2017, the Company entered into the Fourth Amendment to its Credit Agreement. Pursuant to the Fourth Amendment, the total commitments of the lenders under the revolving credit facility that are provided by the Credit Agreement were increased from $375.0 million to $600.0 million. Following the increase in the amount of the total commitments, as described above, the accordion provision under the Credit Agreement to increase the lenders’ commitments was removed. The borrowers, lenders, and guarantors under the newly amended Credit Agreement did not change. Similarly, the representations, warranties, and covenants and the interest rates applicable to the borrowings did not change. Additional borrowings under the Credit Agreement were used to fund the majority of the purchase consideration for the DCPayments acquisition, discussed below.

On January 6, 2017, the Company completed the acquisition of DCPayments. In connection with the closing of the acquisition, each DCPayments common share was acquired for Canadian Dollars $19.00 in cash per common share, and the Company also repaid the outstanding third party indebtedness of DCPayments, the combined aggregate of which represented a total transaction value of approximately $464 million, net of estimated cash acquired and excluding transaction-related costs. The Company used cash on hand and borrowings under the Credit Agreement, as discussed above, to fund the acquisition. DCPayments has its primary operations in Australia, New Zealand, Canada, the U.K., and Mexico and adds approximately 25,000 ATMs to the Company’s global ATM count.

On January 31, 2017, the Company completed the acquisition of Spark ATM Systems (“Spark”), an independent ATM deployer in South Africa, with a growing network of approximately 2,600 ATMs. The agreed purchase consideration included initial cash consideration, paid at closing, and potential additional contingent consideration of up to approximately 805 million South African Rand (approximately $56 million). The additional purchase consideration is contingent upon Spark achieving certain agreed upon earnings targets in 2019 and 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements on any matters of accounting principles or financial statement disclosure between the Company and its independent registered public accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company have evaluated, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (this “2016 Form 10-K”). The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed by management, under the supervision and with the participation of its principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (i) relate to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of its assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that its receipts and expenditures are being made only in accordance with authorizations of its management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of its assets that could have a material effect on its consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 includes its consolidated subsidiaries.

The Company’s management, under the supervision and with the participation of its principal executive officer and principal financial officer, assessed the effectiveness of its internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control - Integrated Framework (2013), its management concluded that its internal control over financial reporting was effective as of December 31, 2016.

Attestation Report of the Independent Registered Public Accounting Firm

The Company’s internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this 2016 Form 10-K, as stated in the attestation report which is included in Item 8. Financial Statements and Supplementary Data, Reports of Independent Registered Public Accounting Firm.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

The Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of the Code of Ethics is available on the Company’s website at http://www.cardtronics.com, and you may also request a copy of the Code of Ethics at no cost, by writing or telephoning at the following: Cardtronics plc, Attention: Chief Financial Officer, 3250 Briarpark Drive, Suite 400,  Houston, Texas 77042, (832) 308-4000. The Company intends to disclose any amendments to or waivers of the Code of Ethics on behalf of its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and persons performing similar functions on its website at http://www.cardtronics.com promptly following the date of any such amendment or waiver.

Pursuant to General Instruction G of Form 10-K, the Company incorporate by reference the remaining information required by this Item 10 from the information to be disclosed in its definitive proxy statement for its 2017 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 11 the information to be disclosed in its definitive proxy statement for its 2017 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 12 the information to be disclosed in its definitive proxy statement for its 2017 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 13 the information to be disclosed in its definitive proxy statement for its 2017 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 14 the information to be disclosed in its definitive proxy statement for its 2017 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Consolidated Financial Statements

2. Financial Statement Schedules

All schedules are omitted because they are either not applicable or required information is reported in the consolidated financial statements or notes thereto.

3. Index to Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are reflected in the Index to Exhibits accompanying this 2016 Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 21, 2017.

Cardtronics plc

/s/ Steven A. Rathgaber
Steven A. Rathgaber
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 21, 2017.

Signature	Title

/s/ Steven A. Rathgaber	Chief Executive Officer and Director
Steven A. Rathgaber	(Principal Executive Officer)

/s/ Edward H. West	Chief Financial Officer and Chief Operations Officer
Edward H. West	(Principal Financial Officer)

/s/ E. Brad Conrad	Chief Accounting Officer
E. Brad Conrad	(Principal Accounting Officer)

/s/ Dennis F. Lynch
Dennis F. Lynch	Chairman of the Board of Directors

/s/ Tim Arnoult
Tim Arnoult	Director

/s/ Juli Spottiswood
Juli Spottiswood	Director

/s/ Jorge M. Diaz
Jorge M. Diaz	Director

/s/ G. Patrick Phillips
G. Patrick Phillips	Director

/s/ Mark Rossi
Mark Rossi	Director

/s/ Julie Gardner
Julie Gardner	Director

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated April 27, 2016, by and among Cardtronics, Inc., Cardtronics Group Limited, CATM Merger Sub LLC and CATM Holdings LLC (incorporated herein by reference to Annex A of the Registration Statement on Form S-4, filed by Cardtronics plc on April 27, 2016, File No. 333-210955).

2.2

Arrangement Agreement, dated October 3, 2016, by and between Cardtronics Holdings Limited and Directcash Payments Inc. (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed by Cardtronics plc on October 7, 2016, File No. 001-37820).

3.1	Articles of Association of Cardtronics plc (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed by Cardtronics plc on July 1, 2016, File No. 001-37820).
4.1

Indenture, dated as of July 28, 2014, by and among Cardtronics, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to Cardtronics, Inc.’s 5.125% Senior Notes due 2022 (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on July 30, 2014, File No. 001-33864).

4.2

First Supplemental Indenture, dated as of July 1, 2016, by and among Cardtronics, Inc., Cardtronics plc, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to Cardtronics, Inc.’s 5.125% Senior Notes due 2022 (incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

4.3

Form of 5.125% Senior Note due 2022 (incorporated herein by reference to Exhibit 4.2 (included in Exhibit 4.1) of the Current Report on Form 8-K, filed by Cardtronics, Inc. on July 30, 2014, File No. 001-33864).

4.4

Indenture, dated as of November 25, 2013, by and among Cardtronics, Inc. and Wells Fargo Bank, National Association, as trustee, relating to Cardtronics, Inc.’s 1.00% Convertible Senior Notes due 2020 (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 26, 2013, File No. 001-33864).

4.5

First Supplemental Indenture, dated as of July 1, 2016, by and among Cardtronics, Inc., Cardtronics plc and Wells Fargo Bank, National Association, as trustee, relating to Cardtronics, Inc.’s 1.00% Convertible Senior Notes due 2020 (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

4.6

Form of 1.00% Convertible Senior Notes due 2020 (incorporated herein by reference to Exhibit A of Exhibit 4.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on November 26, 2013, File No. 001-33864).

4.7

Form of Class A ordinary share certificate for Cardtronics plc (incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K, filed by Cardtronics plc. on July 1, 2016, File No. 001-37820).

10.1

Amended and Restated Credit Agreement, dated April 24, 2014, by and among Cardtronics, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Alternative Currency Agent, Bank of America, N.A., as Syndication Agent and Wells Fargo Bank, N.A. as Documentation Agent (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on July 30, 2015, File No. 001-33864).

10.2

First Amendment to Amended and Restated Credit Agreement, dated July 11, 2014, by and among Cardtronics, Inc., the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on October 29, 2014, File No. 001-33864).

Exhibit Number	Description
10.3

Second Amendment to Amended and Restated Credit Agreement and Amendment to Security Agreement, dated May 26, 2015, by and among Cardtronics, Inc., the Guarantors party thereto, the Lenders party thereto, Cardtronics Europe Limited as the European Borrower and JPMorgan Chase Bank N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on July 30, 2015, File No. 001-33864).

10.4

Third Amendment to Amended and Restated Credit Agreement, dated July 1, 2016, by and among Cardtronics, Inc., Cardtronics plc, the other Borrowers, the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

10.5

Fourth Amendment to Amended and Restated Credit Agreement, dated January 3, 2017, by and among Cardtronics plc, the other Obligors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics plc on January 9, 2017, File No. 001-37820).

10.6

Placement Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and 7-Eleven, Inc. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on November 9, 2007, File No. 333-113470).

10.7

Purchase Agreement, dated July 21, 2014, by and among WSILC, L.L.C., RTW ATM, LLC, C.O.D., LLC and WG ATM, LLC and their Members and Cardtronics USA, Inc. (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on October 29, 2014, File No. 001-33864).

10.8

Purchase and Sale Agreement, dated as of June 1, 2007, by and among Cardtronics, LP, 7-Eleven, Inc. and Vcom Financial Services, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on July 26, 2007, File No. 333-113470).

10.9

Amended and Restated Base Bond Hedge Confirmation, dated as of October 26, 2016, by and among Cardtronics plc, Cardtronics, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics plc on November 1, 2016, File No. 001-37820).

10.10

Amended and Restated Base Bond Hedge Confirmation, dated as of October 26, 2016, by and among Cardtronics plc, Cardtronics, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by Cardtronics plc on November 1, 2016, File No. 001-37820).

10.11

Amended and Restated Base Bond Hedge Confirmation, dated as of October 26, 2016, by and among Cardtronics plc, Cardtronics, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed by Cardtronics plc on November 1, 2016, File No. 001-37820).

10.12

Amended and Restated Base Warrant Confirmation, dated as of October 26, 2016, by and among Cardtronics plc, Cardtronics, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K, filed by Cardtronics plc on November 1, 2016, File No. 001-37820).

10.13

Amended and Restated Base Warrant Confirmation, dated as of October 26, 2016, by and among Cardtronics plc, Cardtronics, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K, filed by Cardtronics plc on November 1, 2016, File No. 001-37820).

10.14

Amended and Restated Base Warrant Confirmation, dated as of October 26, 2016, by and among Cardtronics plc, Cardtronics, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.6 of the Current Report on Form 8-K, filed by Cardtronics plc on November 1, 2016, File No. 001-37820).

Exhibit Number	Description
10.15

Amended and Restated Additional Bond Hedge Confirmation, dated as of October 26, 2016, by and among Cardtronics plc, Cardtronics, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.7 of the Current Report on Form 8-K, filed by Cardtronics plc. on November 1, 2016, File No. 001-37820).

10.16

Amended and Restated Additional Bond Hedge Confirmation, dated as of October 26, 2016, by and among Cardtronics plc, Cardtronics, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.8 of the Current Report on Form 8-K, filed by Cardtronics plc on October 26, 2016, File No. 001-37820).

10.17

Amended and Restated Additional Bond Hedge Confirmation, dated as of October 26, 2016, by and among Cardtronics plc, Cardtronics, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.9 of the Current Report on Form 8-K, filed by Cardtronics plc on November 1, 2016, File No. 001-37820).

10.18

Amended and Restated Additional Warrant Confirmation, dated as of October 26, 2016, by and among Cardtronics plc, Cardtronics, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.10 of the Current Report on Form 8-K, filed by Cardtronics plc on November 1, 2016, File No. 001-37820).

10.19

Amended and Restated Additional Warrant Confirmation, dated as of October 26, 2016, by and among Cardtronics plc, Cardtronics, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated herein by reference to Exhibit 10.11 of the Current Report on Form 8-K, filed by Cardtronics plc on November 1, 2016, File No. 001-37820).

10.20

Amended and Restated Additional Warrant Confirmation, dated as of October 26, 2016, by and among Cardtronics plc, Cardtronics, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.12 of the Current Report on Form 8-K, filed by Cardtronics plc on November 1, 2016, File No. 001-37820).

10.21†*

Form of Deed of Indemnity of Cardtronics plc, entered into by each director of Cardtronics plc and each of the following officers: Steven A. Rathgaber, Edward H. West, E. Brad Conrad, Jerry Garcia, Dilshad Kasmani, Todd Ruden, Jonathan Simpson-Dent and Roger Craig.

10.22†

Form of Indemnification Agreement of Cardtronics, Inc., entered into by each director of Cardtronics plc and each of the following officers: Steven A. Rathgaber, Edward H. West, E. Brad Conrad, Jerry Garcia and David Dove (incorporated herein by reference to Exhibit 10.7 of the Current Report on Form 8-K, filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

10.23†

2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 4, 2001 (incorporated herein by reference to Exhibit 10.21 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, File No. 333-131199).

10.24†

Amendment No. 1 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of January 30, 2004 (incorporated herein by reference to Exhibit 10.22 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, File No. 333-131199).

10.25†

Amendment No. 2 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 23, 2004 (incorporated herein by reference to Exhibit 10.23 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, File No. 333-131199).

10.26†

Amendment No. 3 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of May 9, 2006 (incorporated herein by reference to Exhibit 10.38 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 10, 2007, File No. 333-145929).

10.27†

Amendment No. 4 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of August 22, 2007 (incorporated herein by reference to Exhibit 10.39 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 10, 2007, File No. 333-145929).

10.28†

Amendment No. 5 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of November 26, 2007 (incorporated herein by reference to Exhibit 10.40 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 10, 2007, File No. 333-145929).

Exhibit Number	Description
10.29†

Third Amended and Restated 2007 Stock Incentive Plan (as assumed and adopted by Cardtronics plc, effective July 1, 2016) (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

10.30†

Form of Restricted Stock Unit Agreement (Time-Based) pursuant to the Third Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K, filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

10.31†

Form of Restricted Stock Unit Agreement (Performance-Based) pursuant to the Third Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K, filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

10.32†

Form of Non-Employee Director Restricted Stock Unit Agreement pursuant to the Third Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 of Current Report on Form 8-K, filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

10.33

Deed of Assumption, dated July 1, 2016, executed by Cardtronics plc (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

10.34†

Restricted Stock Unit Agreement by and between Cardtronics, Inc. and David Dove, dated effective September 3, 2013 (incorporated herein by reference to Exhibit 10.57 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 18, 2014, File No. 001-33864)

10.35†

Cardtronics, Inc. 2016 Annual Executive Cash Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on April 28, 2016, File No. 001-33864).

10.36†

Cardtronics, Inc. 2013 Long Term Incentive Plan, dated March 29, 2013 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on April 4, 2013, File No. 001-33864).

10.37†

Cardtronics, Inc. 2014 Long Term Incentive Plan, dated March 27, 2014 (incorporated herein by reference to Exhibit 99.3 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on April 2, 2014, File No. 001-33864).

10.38†

Cardtronics, Inc. 2015 Long Term Incentive Plan, dated March 24, 2015 (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on April 30, 2015, File No. 001-33864)

10.39†	Cardtronics, Inc. 2016 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on April 28, 2016 File No. 001-33864)
10.40†

Cardtronics, Inc. 2016 Annual Bonus Pool Allocation Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on April 28, 2016, File No. 001-33864).

10.41†

Employment Agreement by and among Cardtronics USA, Inc., Cardtronics, Inc. and Steven A. Rathgaber, dated effective as of February 1, 2010 (incorporated herein by reference to Exhibit 10.48 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on March 4, 2010, File No. 001-33864).

10.42†

Employment Agreement by and between Cardtronics USA, Inc. and P. Michael McCarthy, dated effective as of May 13, 2013 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on July 31, 2013, File No. 001-33864).

10.43†*	Retirement Agreement by and between Cardtronics plc and P. Michael McCarthy, dated effective as of January 3, 2017.
10.44†

Employment Agreement by and between Cardtronics USA, Inc. and David Dove, dated effective as of September 1, 2013 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on November 4, 2013, File No. 001-33864).

Exhibit Number	Description
10.45†

First Amendment to Employment Agreement by and between Cardtronics USA, Inc. and David Dove, dated effective as of August 22, 2016 (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on October 27, 2016, File No. 001-37820).

10.46†

Employment Agreement by and among Cardtronics USA, Inc., Cardtronics, Inc. and Edward H. West, dated as of January 11, 2016 (incorporated herein by reference to Exhibit 10.59 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 22, 2016, File No. 001-33864)

10.47†

Amended and Restated Employment Agreement by and between Cardtronics USA, Inc. and J. Chris Brewster, dated effective as of February 22, 2016 (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on April 28, 2016, File No. 001-33864).

10.48†

Service Agreement by and between Bank Machine Limited and Jonathan Simpson-Dent, dated effective as of August 7, 2013 (incorporated herein by reference to Exhibit 10.56 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 24, 2015, File No. 001-33864).

12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of Cardtronics plc
23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.
31.1*	Certification of the Chief Executive Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics plc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*  Filed herewith.

**Furnished herewith.

†  Management contract or compensatory plan or arrangement.