Form 10-Q
period 2017-03-31
Cardtronics plc
filed 2017-05-03
CIK 1671013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,’’ “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Shares outstanding as of May 1, 2017: 45,637,418 Ordinary shares, nominal value $0.01 per share.

CARDTRONICS PLC

When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics” we are describing Cardtronics plc and/or our subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,245	$73,534
Accounts and notes receivable, net of allowance for doubtful accounts of $1,980 and $1,931 as of March 31, 2017 and December 31, 2016, respectively	99,113	84,156
Inventory, net	13,323	12,527
Restricted cash	46,977	32,213
Prepaid expenses, deferred costs, and other current assets	73,364	67,107
Total current assets	273,022	269,537
Property and equipment, net of accumulated depreciation of $421,268 and $397,972 as of March 31, 2017 and December 31, 2016, respectively	480,959	392,735
Intangible assets, net	297,926	121,230
Goodwill	883,221	533,075
Deferred tax asset, net	8,916	13,004
Prepaid expenses, deferred costs, and other noncurrent assets	38,824	35,115
Total assets	$1,982,868	$1,364,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term liabilities	$27,283	$28,237
Accounts payable	43,090	44,965
Accrued liabilities	285,818	240,618
Total current liabilities	356,191	313,820
Long-term liabilities:
Long-term debt	996,172	502,539
Asset retirement obligations	53,263	45,086
Deferred tax liability, net	52,100	27,625
Other long-term liabilities	65,874	18,691
Total liabilities	1,523,600	907,761

Commitments and contingencies (See Note 13)

Shareholders’ equity:
Ordinary shares, $0.01 nominal value; 45,625,774 and 45,326,430 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	456	453
Additional paid-in capital	305,614	311,041
Accumulated other comprehensive loss, net	(98,484)	(107,135)
Retained earnings	251,755	252,656
Total parent shareholders’ equity	459,341	457,015
Noncontrolling interests	(73)	(80)
Total shareholders’ equity	459,268	456,935
Total liabilities and shareholders’ equity	$1,982,868	$1,364,696

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, excluding share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
ATM operating revenues	$341,788	$292,088
ATM product sales and other revenues	15,784	11,159
Total revenues	357,572	303,247
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below. See Note 1(c))	231,927	185,940
Cost of ATM product sales and other revenues	14,635	9,933
Total cost of revenues	246,562	195,873
Gross profit	111,010	107,374
Operating expenses:
Selling, general, and administrative expenses	41,949	37,399
Redomicile-related expenses	760	6,036
Restructuring expenses	8,243	—
Acquisition and divestiture-related expenses	8,456	1,584
Depreciation and accretion expense	29,121	22,677
Amortization of intangible assets	15,180	9,263
Loss on disposal and impairment of assets	3,194	382
Total operating expenses	106,903	77,341
Income from operations	4,107	30,033
Other expense:
Interest expense, net	6,557	4,492
Amortization of deferred financing costs and note discount	2,976	2,782
Other income	(1,580)	(555)
Total other expense	7,953	6,719
(Loss) income before income taxes	(3,846)	23,314
Income tax (benefit) expense	(2,952)	7,955
Net (loss) income	(894)	15,359
Net income (loss) attributable to noncontrolling interests	7	(25)
Net (loss) income attributable to controlling interests and available to common shareholders	$(901)	$15,384

Net (loss) income per common share – basic	$(0.02)	$0.34
Net (loss) income per common share – diluted	$(0.02)	$0.34

Weighted average shares outstanding – basic	45,490,461	45,073,654
Weighted average shares outstanding – diluted	45,490,461	45,703,488

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net (loss) income	$(894)	$15,359
Unrealized gain (loss) on interest rate swap contracts, net of deferred income tax expense (benefit) of $1,360 and $(5,890) for the three months ended March 31, 2017 and 2016, respectively	1,405	(10,686)
Foreign currency translation adjustments, net of deferred income tax (benefit) of $(1,383) and $(825) for the three months ended March 31, 2017 and 2016, respectively	7,246	(5,271)
Other comprehensive income (loss)	8,651	(15,957)
Total comprehensive income (loss)	7,757	(598)
Less: comprehensive income attributable to noncontrolling interests	6	95
Comprehensive income (loss) attributable to controlling interests	$7,751	$(693)

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(894)	$15,359
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	44,301	31,940
Amortization of deferred financing costs and note discount	2,976	2,782
Share-based compensation expense	2,197	3,168
Deferred income taxes	(4,060)	3,076
Loss on disposal and impairment of assets	3,194	382
Other reserves and non-cash items	(1,198)	(768)
Changes in assets and liabilities:
Decrease (increase) in accounts and notes receivable, net	215	(2,014)
Increase in prepaid expenses, deferred costs, and other current assets	(2,726)	(2,103)
(Increase) decrease in inventory, net	(1,037)	1,222
(Increase) decrease in other assets	(14,894)	1,820
Decrease in accounts payable	(24,206)	(4,573)
Increase (decrease) in accrued liabilities	9,906	(3,830)
Decrease in other liabilities	(3,325)	(1,807)
Net cash provided by operating activities	10,449	44,654

Cash flows from investing activities:
Additions to property and equipment	(38,561)	(16,451)
Acquisitions, net of cash acquired	(487,077)	(2,743)
Proceeds from sale of assets and businesses	—	7,438
Net cash used in investing activities	(525,638)	(11,756)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	624,199	56,494
Repayments of borrowings under revolving credit facility	(133,399)	(86,418)
Tax payments related to share-based compensation	(7,602)	—
Proceeds from exercises of stock options	3	133
Additional tax (expense) related to share-based compensation	—	(400)
Repurchase of common shares	—	(3,850)
Net cash provided by (used in) financing activities	483,201	(34,041)

Effect of exchange rate changes on cash	(1,301)	(105)
Net decrease in cash and cash equivalents	(33,289)	(1,248)

Cash and cash equivalents as of beginning of period	73,534	26,297
Cash and cash equivalents as of end of period	$40,245	$25,049

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,277	$6,904
Cash paid for income taxes	$299	$1,133

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) General and Basis of Presentation

(a) General

Cardtronics plc, together with its wholly and majority-owned subsidiaries (collectively, the “Company”), provides convenient automated consumer financial services through its network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of March 31, 2017, the Company provided services to over 233,000 ATMs across its portfolio, which included approximately 183,000 ATMs located in all 50 states of the United States (the “U.S.”) (including the U.S. territory of Puerto Rico), approximately 22,000 ATMs throughout the United Kingdom (“U.K.”) and Ireland, approximately 12,400 ATMs throughout Canada, approximately 10,800 ATMs throughout Australia and New Zealand, approximately 2,300 ATMs in South Africa, approximately 1,500 ATMs throughout Germany, Poland, and Spain, and approximately 1,000 ATMs throughout Mexico. In the U.S., in addition to providing traditional ATM functions such as cash dispensing and bank account balance inquiries, certain of the Company’s ATMs perform other automated consumer financial services, including remote deposit capture (which is deposit-taking at ATMs using electronic imaging). The total count of over 233,000 ATMs also includes ATMs for which the Company provides processing only services and various forms of managed services solutions, which may include transaction processing, monitoring, maintenance, cash management, communications, and customer service.

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

In addition to its retail merchant relationships, the Company also partners with leading financial institutions to brand selected ATMs within its network, including BBVA Compass Bancshares, Inc. (“BBVA”), Citibank, N.A. (“Citibank”), Citizens Financial Group, Inc. (“Citizens”), Cullen/Frost Bankers, Inc. (“Cullen/Frost”), Discover Bank (“Discover”), JPMorgan Chase & Co (“Chase”), PNC Bank, N.A. (“PNC Bank”), Santander Bank, N.A. (“Santander”), and TD Bank, N.A. (“TD Bank”) in the U.S., The Bank of Nova Scotia (“Scotiabank”) and Santander in Puerto Rico, and Scotiabank, TD Bank, and Canadian Imperial Bank Commerce (“CIBC”) in Canada. In Mexico, the Company operates Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”) and partners with Scotiabank to place their brands on its ATMs in exchange for certain services provided by them. As of March 31, 2017, over 20,000 of the Company’s ATMs were under contract with approximately 500 financial institutions to place their logos on the ATMs, and to provide convenient surcharge-free access for their banking customers.

The Company owns and operates the Allpoint network (“Allpoint”), the largest surcharge-free ATM network (based on the number of participating ATMs). Allpoint, which has approximately 55,000 participating ATMs, provides surcharge-free ATM access to over 1,300 participating banks, credit unions, and stored-value debit card issuers. For participants, Allpoint provides scale, density, and convenience of free ATMs that surpasses the largest banks in the U.S. In exchange, Allpoint earns either a fixed monthly fee per cardholder or a fixed fee per transaction that is paid by the participants. The Allpoint network includes a majority of the Company’s ATMs in the U.S. and a portion of the Company-owned ATMs in the U.K., Canada, Puerto Rico, and Mexico. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

In Canada, through the Company’s acquisition of DirectCash Payments Inc. (“DCPayments”), the Company also provides processing services for issuers of debit cards. Also, the Company owns and operates electronic funds transfer (“EFT”) transaction processing platforms that provide transaction processing services to its network of ATMs, as well as other ATMs under managed services arrangements. Additionally, through the acquisition of Columbus Data Services,

L.L.C. in 2015, the Company provides leading-edge ATM processing solutions to ATM sales and service organizations and financial institutions.

(b) Basis of Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the U.S. (“U.S. GAAP”), although the Company believes that the disclosures are adequate to make the information not misleading. You should read this Form 10-Q along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.

The consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 are unaudited. The Consolidated Balance Sheet as of December 31, 2016 was derived from the audited balance sheet filed in the 2016 Form 10-K. The Company has adopted the provisions of the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, Improvements to Employee Stock-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company has utilized the prospective transition method in adopting this new standard and beginning January 1, 2017, the Company recognized all excess tax charges or benefits as income tax expense or benefit in the accompanying Consolidated Statements of Operations and in the accompanying Consolidated Statements of Cash Flows as operating activities. The Company also adopted ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), for additional information, see (f) Inventory, net below.

In management’s opinion, all normal recurring adjustments necessary for a fair presentation of the Company’s interim and prior period results have been made. The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of results of operations that may be expected for any other interim period or for the full fiscal year.

The unaudited interim financial statements include the accounts of the Company. All material intercompany accounts and transactions have been eliminated in consolidation. The Company owns a majority (95.7%) interest in, and realizes a majority of the earnings and/or losses of, Cardtronics Mexico, thus this entity is reflected as a consolidated subsidiary in the financial statements, with the remaining ownership interests not held by the Company being reflected as noncontrolling interests.

The preparation of the unaudited interim financial statements to conform with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of this Form 10-Q and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and these differences could be material to the financial statements.

(c) Cost of ATM Operating Revenues and Gross Profit Presentation

The Company presents the Cost of ATM operating revenues and Gross profit in the accompanying Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization of intangible assets related to ATMs and ATM-related assets.

The following table reflects the amounts excluded from the Cost of ATM operating revenues and Gross profit line items for the periods presented:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$21,984	$18,123
Amortization of intangible assets	15,180	9,263
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues and Gross profit	$37,164	$27,386

(d) Redomicile to the U.K.

On July 1, 2016, the Cardtronics group of companies changed the location of incorporation of the parent company from Delaware to the U.K. Cardtronics plc, a public limited company organized under English law (“Cardtronics plc”), became the new publicly traded corporate parent of the Cardtronics group of companies following the completion of the merger between Cardtronics, Inc., a Delaware corporation (“Cardtronics Delaware”), and one of its subsidiaries (the “Merger”). The Merger was completed pursuant to the Agreement and Plan of Merger, dated April 27, 2016, the adoption of which was approved by Cardtronics Delaware’s Shareholders on June 28, 2016 (collectively, the “Redomicile Transaction”). Pursuant to the Redomicile Transaction, each issued and outstanding common share of Cardtronics Delaware held immediately prior to the Merger was effectively converted into one Class A Ordinary Share, nominal value $0.01 per share, of Cardtronics plc (collectively “common shares”). Upon completion, the common shares were listed and began trading on The NASDAQ Stock Market LLC under the symbol “CATM,” the same symbol under which common shares of Cardtronics Delaware were formerly listed and traded.

Any references to “the Company” (as defined above) or any similar references relating to periods before the Redomicile Transaction shall be construed as references to Cardtronics Delaware being the previous parent company of the Cardtronics group of companies, and/or its subsidiaries depending on the context. The Redomicile Transaction was accounted for as an internal reorganization of entities under common control and, therefore, the Cardtronics Delaware assets and liabilities have been accounted for at their historical cost basis and not revalued in the transaction.

(e) Restructuring Expenses

During the three months ended March 31, 2017, the Company initiated a global corporate reorganization and cost reduction initiative (the “Restructuring Plan”), intended to improve its cost structure and operating efficiency. The Restructuring Plan includes workforce reductions, facilities closures, and other cost reduction measures.

During the three months ended March 31, 2017, the Company incurred $8.2 million of pre-tax expenses related to the Restructuring Plan, including employee termination benefits of $8.0 million and lease termination costs of $0.2 million. These expenses have been reflected in the Restructuring expenses line item in the accompanying Consolidated Statements of Operations. During the quarter, the Company also identified certain assets that will likely be abandoned or are no longer capable of recovering their carrying values, and as a result, the Company recognized $3.2 million in asset impairment charges included in the Loss on disposal and impairment of assets line item in the accompanying Consolidated Statements of Operations.

	Three Months Ended March 31, 2017
	North America	Europe & Africa	DCPayments	Corporate & Other	Total
	(In thousands)
Restructuring expenses	$3,048	$788	$660	$3,747	$8,243

Approximately $7.2 million of the employee termination benefits and lease termination costs recognized in the three months ended March 31, 2017, were unpaid at the end of the period and are presented within the Accrued liabilities, Other long-term liabilities, and Current portion of other long-term liabilities line items in the accompanying Consolidated Balance Sheets.

	As of March 31, 2017
	North America	Europe & Africa	DCPayments	Corporate & Other	Total
	(In thousands)
Current portion of other long-term liabilities	$55	$—	$—	$66	$121
Accrued liabilities	—	798	—	4,824	5,622
Other long-term liabilities	67	—	—	1,417	1,484
Total restructuring liabilities	$122	$798	$—	$6,307	$7,227

The changes in the Company’s restructuring liabilities consisted of the following:

(In thousands)
Restructuring liabilities as of January 1, 2017	$—
Restructuring expenses	8,243
Payments	1,016
Restructuring liabilities as of March 31, 2017	$7,227

(f) Inventory, net

The Company has adopted the provisions of ASU 2015-11, which requires entities to measure their inventory at the lower of cost and net realizable value. The adoption of ASU 2015-11 did not have an impact on the Company’s consolidated financial statements. The Company’s inventory is determined using the average cost method.

The following table reflects the Company’s primary inventory components:

	March 31, 2017	December 31, 2016
	(In thousands)
ATMs	$3,027	$1,915
ATM spare parts and supplies	12,633	12,556
Total inventory	15,660	14,471
Less: Inventory reserves	(2,337)	(1,944)
Inventory, net	$13,323	$12,527

(g) Restricted Cash

Restricted cash consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. The amounts include deposits held by the Company for transactions processed by its customers, as well as surcharge and interchange fees earned by the Company’s customers on transactions processed. These balances are classified as Restricted cash in the Current assets or Noncurrent assets line item in the accompanying Consolidated Balance Sheets based on when the Company expects this cash to be paid. The Company held $47.0 million and $32.2 million of Restricted cash in the Current assets line item in the accompanying Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively. These assets are offset by accrued liability balances in the Current liability line item in the accompanying Consolidated Balance Sheets.

(2) Acquisitions

DirectCash Payments Inc. Acquisition

On January 6, 2017, the Company completed the acquisition of DCPayments, whereby DCPayments became a wholly-owned indirect subsidiary of the Company. In connection with the closing of the acquisition, each DCPayments common share was acquired for Canadian Dollars $19.00 in cash per common share, and the Company also repaid the outstanding third-party indebtedness of DCPayments, the combined aggregate of which represented a total transaction value of approximately $658 million Canadian Dollars (approximately $495 million U.S. dollars). The total amount paid for the acquisition at closing was financed with cash on hand and borrowings under the Company’s revolving credit facility. The purchase price has been preliminarily allocated as disclosed further below.

As a result of the DCPayments acquisition, the Company significantly increased the size of its Canadian, Mexico, and U.K. operations and entered into the Australian and New Zealand markets. With this acquisition, the Company added approximately 25,000 ATMs to its global ATM count.

The results of DCPayments operations have been included in the accompanying Consolidated Statements of Operations subsequent to the January 6, 2017 acquisition date. DCPayments contributed a $(0.2) million loss from operations in the three months ended March 31, 2017, including approximately $1.2 million in acquisition-related expenses.

The DCPayments acquisition was accounted for as a business combination using the purchase method of accounting under the provisions of ASC Topic 805, Business Combinations (“ASC 805”), with Cardtronics as the acquirer of DCPayments. In accordance with ASC 805, all assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date and any excess of the purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed has been recognized as goodwill. This preliminary fair value purchase allocation process resulted in a preliminary goodwill allocation of approximately $294.7 million, all of which has been assigned to the Company’s DCPayments reporting segment, which includes operations from the DCPayments operations in Australia, New Zealand, Canada, the U.K., and Mexico. The recognized goodwill is primarily attributable to expected revenue and cost synergies from the acquisition. None of the goodwill or intangible asset amounts are expected to be deductible for income tax purposes; however, the Company acquired certain tax assets in the form of accumulated net operating loss carryforwards and capital allowances, which the Company currently expects to utilize. The Company is in the process of reviewing several components of the preliminary purchase price allocation and expects to finalize its purchase accounting for this acquisition later in 2017.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
Cash and cash equivalents	$28,227
Accounts and notes receivable	14,841
Inventory	977
Restricted cash	2,475
Prepaid expenses, deferred costs, and other current assets	2,879
Property and equipment	66,494
Intangible assets	186,344
Goodwill	294,676
Prepaid expenses, deferred costs, and other noncurrent assets	674
Total assets acquired	$597,587

Current portion of other long-term liabilities	$712
Accounts payable and other current liabilities	52,404
Asset retirement obligations	5,668
Deferred tax liability	30,769
Other long-term liabilities	12,555
Total liabilities assumed	$102,108

Net assets acquired	$495,479

The fair values of intangible assets acquired have been estimated utilizing an income approach, with the assistance of an independent appraisal firm. The intangible assets acquired as part of the DCPayments acquisition are being amortized on a straight-line basis, over the estimated lives. At the date of the acquisition the estimated fair values consisted of the following:

	Fair Values	Estimated Useful Lives
	(In thousands)
Merchant contracts/relationships	$173,016	8 years
Trade names: definite-lived	13,328	3 – 5 years
Total intangible assets acquired	$186,344

Pro Forma Results of Operations

The following table presents certain unaudited pro forma combined results of operations of the Company and the acquired DCPayments business for the three months ended March 31, 2016, after giving effect to certain pro forma and conforming accounting adjustments including: (i) amortization of acquired intangible assets, (ii) the impact of certain fair value adjustments such as depreciation on the acquired property and equipment, (iii) an interest expense adjustment for the net impact of the removal of the interest expense on the historical long-term debt of DCPayments that was repaid and the new interest expense on additional borrowings incurred by the Company to fund the acquisition, and (iv) a conforming adjustment to recognize certain DCPayments surcharge revenues on a gross basis (not reduced by merchant commission payments), consistent with the Company policy and practice, and other less significant conforming accounting adjustments.

	Three Months Ended
	March 31, 2016
	As Reported	Pro Forma
	(In thousands, excluding per share amounts)
Total revenues	$303,247	$365,861
Net income attributable to controlling interests and available to common shareholders	15,384	16,606

Net income per common share – basic	$0.34	$0.37
Net income per common share – diluted	$0.34	$0.36

The unaudited pro forma combined results of operations for the three months ended March 31, 2016, reflected in the table above, do not include the impact of other acquisitions completed since March 31, 2016, as these transactions did not have a material impact on the overall consolidated financial statements. These unaudited pro forma combined results of operations do not reflect the impact of any potential operating efficiencies, savings from expected synergies, or costs to integrate the operations. The unaudited pro forma combined results of operations are not necessarily indicative of the future results to be expected for the Company’s consolidated results of operations.

Other Acquisitions

On January 31, 2017, the Company completed the acquisition of Spark ATM Systems Pyt Ltd. (“Spark”), an independent ATM deployer in South Africa, with a growing network of approximately 2,300 ATMs. The initial purchase consideration of 260.7 million South African Rand (“Rand”) (approximately $19.5 million U.S. dollars), was paid in cash and included approximately 64.0 million Rand to pay off third-party debt of Spark. The total purchase consideration also includes potential additional contingent consideration of up to approximately $59.6 million. This amount is contingent upon Spark achieving certain agreed upon earnings targets in 2019 and 2020 and would be payable to the previous investors in the Spark business. As of January 31, 2017, the preliminary estimated fair value of the contingent consideration arrangement was approximately 505 million Rand (approximately $37.4 million U.S. dollars), as determined with the assistance of an independent appraisal firm using forecasted future financial projections and other Level 3 inputs (for additional information related to the Company’s fair value estimates see Note 12. Fair Value Measurements). In conjunction with the transaction, the Company preliminarily recognized property and equipment of approximately $5.3 million, intangible assets of $2.8 million, Asset Retirement Obligations (“AROs”) of approximately $0.4 million, other net liabilities of approximately $1.1 million, and goodwill of approximately $50.3 million. The purchase accounting remains preliminary, pending finalization of the related asset appraisals.

On April 13, 2016, the Company completed the acquisition of a 2,600 location ATM portfolio in the U.S. from a major financial institution. This acquisition was affected through multiple closings taking place primarily in April 2016. The total purchase consideration of approximately $13.8 million was paid in installments corresponding to each close. In conjunction with the transaction, the Company recognized property and equipment of $8.3 million, contract intangibles and prepaid merchant commissions of $7.1 million, and AROs of $1.6 million. The Company completed the purchase accounting during the fourth quarter of 2016.

(3) Share-based Compensation

The Company accounts for its share-based compensation by recognizing the grant date fair value of share-based awards, net of estimated forfeitures, as share-based compensation expense over the underlying requisite service periods of the related awards. The grant date fair value is based upon the Company’s share price on the date of grant.

The following table reflects the total share-based compensation expense amounts reported in the accompanying Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Cost of ATM operating revenues	$(43)	$117
Selling, general, and administrative expenses	2,240	3,051
Total share-based compensation expense	$2,197	$3,168

The decrease in total share-based compensation expense for the three months ended March 31, 2017, is primarily attributable to a higher level of forfeitures during the period as a result of the Company’s Restructuring Plan and the associated employee terminations. The employee terminations resulted in the net reversal of approximately $1.5 million in share-based compensation expense.

Restricted Stock Units. The Company grants restricted stock units (“RSUs”) under its Long-term Incentive Plan (“LTIP”), which is an annual equity award program under the Third Amended and Restated 2007 Stock Incentive Plan (the “2007 Plan”). The ultimate number of RSUs that are determined to be earned under the LTIP are approved by the Compensation Committee of the Company’s Board of Directors on an annual basis, based on the Company’s achievement of certain performance levels during the calendar year of its grant. The majority of these grants have both a performance-based and a service-based vesting schedule (“Performance-RSUs”), and the Company recognizes the related compensation expense based on the estimated performance levels that management believes will ultimately be met. A portion of the awards have only a service-based vesting schedule (“Time-RSUs”), for which the associated expense is recognized ratably over four years. Performance-RSUs and Time-RSUs are convertible into the Company’s common shares after the passage of the vesting periods, which are generally 24, 36, and 48 months from January 31 of the grant year, at the rate of 50%, 25%, and 25%, respectively. Performance-RSUs will be earned only if the Company achieves certain performance levels. Although the Performance-RSUs are not considered to be earned and outstanding until at least the minimum performance metrics are met, the Company recognizes the related compensation expense over the requisite service period (or to an employee’s qualified retirement date, if earlier) using a graded vesting methodology. RSUs are also granted outside of LTIPs, with or without performance-based vesting requirements.

The number of the Company’s non-vested RSUs as of March 31, 2017, and changes during the three months ended March 31, 2017, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of January 1, 2017	971,751	$37.08
Granted	551,428	$38.99
Vested	(449,546)	$36.36
Forfeited	(119,667)	$37.01
Non-vested RSUs as of March 31, 2017	953,966	$38.54

The above table only includes earned RSUs; therefore, the Performance-RSUs granted in 2017 but not yet earned are not included. The number of Performance-RSUs granted at target in 2017, net of estimated forfeitures, was 117,704 units with a grant date fair value of $46.75 per unit. Time-RSUs are included as granted.

As of March 31, 2017, the unrecognized compensation expense associated with earned RSUs was $17.6 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted average vesting period of approximately 2.4 years.

Restricted Stock Awards. As of March 31, 2017, there were 5,875 outstanding Restricted Stock Awards (“RSAs”) with a weighted average grant date fair value of $29.06. The Company has not granted any RSAs since 2013. As of March 31, 2017, the Company had less than $0.1 million of unrecognized compensation expense associated with all outstanding RSAs.

Options. As of March 31, 2017, there were 13,050 outstanding and exercisable options with a weighted average grant date fair value of $8.73. The Company has not granted any options since 2010. As of March 31, 2017, the Company had no unrecognized compensation expense associated with outstanding options as all the remaining outstanding options became fully vested during 2014.

(4) Earnings (Losses) per Share

The Company reports its earnings (losses) per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common shareholders) when their impact on net income available to common shareholders is anti-dilutive. During the three months ended March 31, 2017, the Company incurred a net loss and, accordingly, excluded all potentially dilutive securities from the calculation of diluted earnings (losses) per share as their impact on the net loss available to common shareholders was anti-dilutive.

Potentially dilutive securities included all outstanding stock options, RSAs, and RSUs, which were included in the calculation of diluted earnings per share for the three months ended March 31, 2016. The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s $287.5 million of 1.00% Convertible Senior Notes due 2020 (the “Convertible Notes”) were excluded from diluted shares outstanding for the three months ended March 31, 2016 because the exercise price exceeded the average market price of the Company’s common shares. The effect of the note hedge the Company purchased to offset the underlying conversion option embedded in the Convertible Notes was also excluded, as the effect is anti-dilutive. The exercise price of the Convertible Notes also exceeded the average market price of the Company’s common shares in the three months ended March 31, 2017. The restricted shares issued by the Company under RSAs have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, restricted shares issued under RSAs are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the three months ended March 31, 2017 and 2016 among the Company’s outstanding common shares and issued but unvested restricted shares. The undistributed losses for the three months ended March 31, 2017 have not been allocated to the unvested restricted shares as they do not carry an obligation to share in losses.

Accordingly, the Company has allocated the undistributed earnings and losses for the three months ended March 31, 2017 and 2016, as follows:

Earnings (Losses) per Share (in thousands, excluding share and per share amounts)

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016
	Loss	Weighted Average Shares Outstanding	Loss per Share	Income	Weighted Average Shares Outstanding	Earnings per Share
Basic:
Net (loss) income attributable to controlling interests and available to common shareholders	$(901)			$15,384
Less: Undistributed earnings allocated to unvested RSAs	—			(12)
Net (loss) income available to common shareholders	$(901)	45,490,461	$(0.02)	$15,372	45,073,654	$0.34

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$—			$12
Stock options added to the denominator under the treasury stock method		—			33,691
RSUs added to the denominator under the treasury stock method		—			596,143
Less: Undistributed earnings reallocated to RSAs	—			(12)
Net (loss) income available to common shareholders and assumed conversions	$(901)	45,490,461	$(0.02)	$15,372	45,703,488	$0.34

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted shares issued by the Company under RSAs of 17,476 shares for the three months ended March 31, 2016 because the effect of including these shares in the computation would have been anti-dilutive.

(5) Accumulated Other Comprehensive Loss, Net

(5) Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is a separate component of the Shareholders’ equity section in the accompanying Consolidated Balance Sheets. The following table presents the changes in the balances of each component of Accumulated other comprehensive loss, net for the three months ended March 31, 2017:

	Foreign Currency Translation Adjustments		Unrealized (Losses) Gains on Interest Rate Swap Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of January 1, 2017	$(81,602)	(1)	$(25,533)	(2)	$(107,135)
Other comprehensive income (loss) before reclassification	7,246	(3)	(3,855)	(4)	3,391
Amounts reclassified from accumulated other comprehensive loss, net	—		5,260	(4)	5,260
Net current period other comprehensive income	7,246		1,405		8,651
Total accumulated other comprehensive loss, net as of March 31, 2017	$(74,356)	(1)	$(24,128)	(2)	$(98,484)

(1)	Net of deferred income tax (benefit) of $(5,496) and $(4,113) as of March 31, 2017 and January 1, 2017, respectively.
(2)	Net of deferred income tax expense of $10,629 and $9,269 as of March 31, 2017 and January 1, 2017, respectively.
(3)	Net of deferred income tax (benefit) of $(1,383) for the three months ended March 31, 2017.
(4)

Net of deferred income tax (benefit) expense of $(3,732) and $5,092 for Other comprehensive income (loss) before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, for the three months ended March 31, 2017. See Note 11. Derivative Financial Instruments.

The Company records unrealized gains and losses related to its interest rate swap contracts net of estimated taxes in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets since it is more likely than not that the Company will be able to realize the benefits associated with its net deferred tax asset positions in the future. The amounts reclassified from Accumulated other comprehensive loss, net are recognized in the Cost of ATM operating revenues line item in the accompanying Consolidated Statements of Operations.

The Company has elected the portfolio approach for the deferred tax asset of the unrealized gains and losses related to the interest rate swap contracts in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. Under the portfolio approach, the disproportionate tax effect created when the valuation allowance was appropriately released as a tax benefit into continuing operations in 2010, will reverse out of the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets and into continuing operations as a tax expense when the Company ceases to hold any interest rate swap contracts. As of March 31, 2017, the disproportionate tax effect is approximately $14.7 million.

The Company currently believes that the unremitted earnings of its foreign subsidiaries under its former U.S. parent company will be reinvested for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in these subsidiaries or on the foreign currency translation adjustment amounts.

(6) Intangible Assets

Intangible Assets with Indefinite Lives

The following tables present the net carrying amounts of the Company’s intangible assets with indefinite lives as of January 1, 2017 and March 31, 2017, as well as the changes in the net carrying amounts for the three months ended March 31, 2017 by segment:

	Goodwill
	North America (1)	Europe & Africa (2)	DCPayments (3)	Corporate & Other (4)	Total
	(In thousands)
Balance as of January 1, 2017
Gross balance	$445,582	$130,846	$—	$6,650	$583,078
Accumulated impairment loss	—	(50,003)	—	—	(50,003)
	$445,582	$80,843	$—	$6,650	$533,075

Acquisitions	—	50,272	294,676	—	344,948
Foreign currency translation adjustments	72	1,467	3,659	—	5,198

Balance as of March 31, 2017
Gross balance	$445,654	$182,585	$298,335	$6,650	$933,224
Accumulated impairment loss	—	(50,003)	—	—	(50,003)
	$445,654	$132,582	$298,335	$6,650	$883,221

	Trade Names: indefinite-lived
	North America (1)	Europe & Africa (2)	Total
	(In thousands)
Balance as of January 1, 2017	$200	$419	$619
Foreign currency translation adjustments	—	6	6
Balance as of March 31, 2017	$200	$425	$625

(1)	The North America segment is comprised of the Company’s operations in the U.S., Canada, Mexico, and Puerto Rico, but excludes the recently acquired operations that DCPayments has in these regions.
(2)

The Europe & Africa segment is comprised of the Company’s operations in the U.K., Ireland, Germany, Poland, Spain, South Africa, and its ATM advertising business, i-design group limited (“i-design”), but excludes the recently acquired operations that DCPayments has in these regions.

(3)

The DCPayments segment is comprised of the Company’s operations in Australia, New Zealand, Canada, the U.K., and Mexico acquired on January 6, 2017 from DCPayments. For additional information, see Note 2. Acquisitions and Note 15. Segment Information.

(4)	The Corporate & Other segment is comprised of the Company’s transaction processing activities and the Company’s corporate general and administrative functions.

Intangible Assets with Definite Lives

The following table presents the Company’s intangible assets that were subject to amortization:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Merchant and bank-branding contracts/relationships	$532,572	$(264,789)	$267,783	$353,334	$(248,428)	$104,906
Trade names: definite-lived	26,529	(4,439)	22,090	11,618	(3,674)	7,944
Technology	10,853	(5,064)	5,789	10,718	(4,781)	5,937
Non-compete agreements	4,367	(4,116)	251	4,351	(4,057)	294
Revolving credit facility deferred financing costs	2,258	(870)	1,388	3,770	(2,240)	1,530
Total intangible assets with definite lives	$576,579	$(279,278)	$297,301	$383,791	$(263,180)	$120,611

(7) Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Accrued merchant settlement	$91,126	$77,142
Accrued merchant fees	57,705	40,369
Accrued taxes	36,184	32,982
Accrued compensation	12,296	19,150
Accrued cash management fees	9,258	9,894
Accrued maintenance	9,144	8,473
Accrued processing costs	9,132	5,918
Accrued armored	7,619	6,354
Accrued purchases	5,771	6,249
Accrued interest	3,658	6,174
Accrued telecommunications costs	2,210	1,841
Accrued interest on interest rate swap contracts	1,647	2,152
Other accrued expenses	40,068	23,920
Total accrued liabilities	$285,818	$240,618

As of March 31, 2017, the Accrued compensation line item included $5.6 million of employee termination benefits associated with the Company’s Restructuring Plan. The increase in the Other accrued expenses line item is primarily attributed to additional liabilities assumed with the DCPayments acquisition.

(8) Long-Term Debt

The Company’s carrying value of long-term debt consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Revolving credit facility, including swingline credit facility (weighted average combined interest rate of 2.2% and 4.0% as of March 31, 2017 and December 31, 2016, respectively)	$504,900	$14,100
1.00% Convertible Senior Notes due 2020, net of unamortized discount and capitalized debt issuance costs (1)	243,737	241,068
5.125% Senior Notes due 2022, net of capitalized debt issuance costs (1)	247,535	247,371
Total long-term debt	$996,172	$502,539

(1)	Issued by Cardtronics Delaware.

The Convertible Notes with a face value of $287.5 million are presented net of unamortized discount and capitalized debt issuance costs of $43.8 million and $46.4 million as of March 31, 2017 and December 31, 2016, respectively. The 5.125% Senior Notes due 2022 (the “2022 Notes”) with a face value of $250.0 million are presented net of capitalized debt issuance costs of $2.5 million and $2.6 million as of March 31, 2017 and December 31, 2016, respectively.

Revolving Credit Facility

As of March 31, 2017, the Company had a $600.0 million revolving credit facility that was led by a syndicate of banks with JPMorgan Chase, N.A. serving as administrative agent. The revolving credit facility provided the Company with $600.0 million in available borrowings and letters of credit (subject to the covenants contained within the amended and restated credit agreement (the “Credit Agreement”) governing the revolving credit facility).

On January 3, 2017, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Credit Agreement. Pursuant to the Fourth Amendment, the total commitments of the lenders under the revolving credit facility were increased from $375.0 million to $600.0 million. Following the increase in the amount of the total commitments, the accordion provision under the Credit Agreement to increase the lenders’ commitments was removed. The borrowers, lenders, and guarantors under the amended Credit Agreement did not change. Similarly, the representations, warranties and covenants, and the interest rates applicable to the borrowings did not change. The increase in available credit was used to enable additional borrowings under the Credit Agreement, which were used to fund the majority of the purchase consideration for the DCPayments acquisition. For additional information, see Note 2. Acquisitions above.

On April 4, 2017, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. Pursuant to the Fifth Amendment, the total commitments of the lenders under the revolving credit facility were decreased from $600.0 million to $400.0 million (the total commitments as amended by the Fifth Amendment, the “Commitment”). In conjunction with the decrease in the amount of the total commitments, as described above, an accordion provision under the Credit Agreement to increase the lenders’ commitments to up to $500.0 million, under certain conditions, was added. Under the Fifth Amendment, certain subsidiaries of the Company were added as borrowers and guarantors, and the Canadian Imperial Bank of Commerce was added as a lender. The representations, warranties and covenants, and the interest rates applicable to the borrowings did not change. Prior to entering into the Fifth Amendment, the net proceeds received from the completion of the offering of $300.0 million 5.50% Senior Notes due 2025 (the “2025 Notes”) were used to repay approximately $295.0 million of the outstanding borrowings under the Credit Agreement.

The maturity date of the Credit Agreement is July 1, 2021. The Commitment can be borrowed in U.S. dollars, alternative currencies, or a combination thereof. The Credit Agreement provides for sub-limits under the commitment of $50.0 million for swingline loans and $30.0 million for letters of credit. Borrowings (not including swingline loans and alternative currency loans) accrue interest at the Company’s option at either the Alternate Base Rate (as defined in the Credit Agreement) or the Adjusted LIBO Rate (as defined in the Credit Agreement) plus a margin depending on the Company’s most recent Total Net Leverage Ratio (as defined in the Credit Agreement). The margin for Alternative Base

Rate loans varies between 0% and 1.25% and the margin for Adjusted LIBO Rate loans varies between 1.00% and 2.25%. Swingline loans denominated in U.S. dollars bear interest at the Alternate Base Rate plus a margin as described above and swingline loans denominated in alternative currencies bear interest at the Overnight LIBO Rate (as defined in the Credit Agreement) plus the applicable margin for the Adjusted LIBO Rate. Substantially all of the Company’s U.S. assets, including the stock of certain of its subsidiaries are pledged as collateral to secure borrowings made under the revolving credit facility. Furthermore, each of the Credit Facility Guarantors (as defined in the Credit Agreement) has guaranteed the full and punctual payment of the obligations under the revolving credit facility. The obligations of the CFC Borrowers (as defined in the Credit Agreement) are secured by the assets of the CFC Guarantors (as defined in the Credit Agreement), which do not guarantee the obligations of the Credit Facility Guarantors. There are currently no restrictions on the ability of the Company’s subsidiaries to declare and pay dividends to it.

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

As of March 31, 2017, the Company had $504.9 million of outstanding borrowings under its $600.0 million revolving credit facility and was in compliance with all applicable covenants and ratios under the Credit Agreement. As of March 31, 2017 and December 31, 2016, the weighted average interest rates on the Company’s borrowings under the revolving credit facility were 2.2% and 4.0%, respectively.

$287.5 Million 1.00% Convertible Senior Notes Due 2020 and Related Equity Instruments

On November 19, 2013, Cardtronics Delaware issued the Convertible Notes at par value. Cardtronics Delaware received $254.2 million in net proceeds from the offering after deducting underwriting fees paid to the initial purchasers and a repurchase of 665,994 of its outstanding common shares concurrent with the offering. Cardtronics Delaware used a portion of the net proceeds from the offering to fund the net cost of the convertible note hedge transaction, as described below. The convertible note hedge and warrant transactions were entered into concurrent with the pricing of the Convertible Notes. Cardtronics Delaware pays interest semi-annually (payable in arrears) on June 1st and December 1st of each year. Under U.S. GAAP, certain convertible debt instruments that may be settled in cash (or other assets) upon conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company, with assistance from a valuation professional, determined that the fair value of the debt component was $215.8 million and the fair value of the embedded option was $71.7 million as of the issuance date. The Company recognizes effective interest expense on the debt component and that interest expense effectively accretes the debt component to the total principal amount due at maturity of $287.5 million. The effective rate of interest to accrete the debt balance is approximately 5.26%, which corresponded to the Company’s estimated conventional debt instrument borrowing rate at the date of issuance.

On July 1, 2016, Cardtronics plc, Cardtronics Delaware, and Wells Fargo Bank, National Association, as trustee, entered into a supplemental indenture (the “Convertible Notes Supplemental Indenture”) with respect to the Convertible Notes. The Convertible Notes Supplemental Indenture provides for the unconditional and irrevocable guarantee by Cardtronics plc of the prompt payment, when due, of any amount owed to the holders of the Convertible Notes. The Convertible Notes Supplemental Indenture also provides that, from and after the effective date of the Redomicile Transaction, the Convertible Notes will be convertible into shares of Cardtronics plc in lieu of common share of Cardtronics Delaware.

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

None of the Convertible Notes were convertible as of March 31, 2017 and, therefore, remain classified in the Long-term debt line item in the accompanying Consolidated Balance Sheets at March 31, 2017. In future financial reporting periods, the classification of the Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

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

The Company’s interest expense related to the Convertible Notes consisted of the following:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Cash interest per contractual coupon rate	$719	$719
Amortization of note discount	2,503	2,374
Amortization of debt issuance costs	166	150
Total interest expense related to Convertible Notes	$3,388	$3,243

The Company’s carrying value of the Convertible Notes consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Principal balance	$287,500	$287,500
Unamortized discount and capitalized debt issuance costs	(43,763)	(46,432)
Net carrying amount of Convertible Notes	$243,737	$241,068

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

$250.0 Million 5.125% Senior Notes Due 2022

On July 28, 2014, in a private placement offering, Cardtronics Delaware issued $250.0 million in aggregate principal amount of the 2022 Notes pursuant to an indenture dated July 28, 2014 (the “2022 Notes Indenture”) among Cardtronics Delaware, certain subsidiary guarantors (each, a “2022 Notes Guarantor”), and Wells Fargo Bank, National Association, as trustee. Interest on the 2022 Notes is payable semi-annually in cash in arrears on February 1st and August 1st of each year.

On July 1, 2016, Cardtronics plc, Cardtronics Delaware, certain 2022 Notes Guarantors, and Wells Fargo Bank, National Association, as trustee, entered into a supplemental indenture (the “2022 Notes Supplemental Indenture”) with respect to the 2022 Notes. The 2022 Notes Supplemental Indenture provides for the unconditional and irrevocable guarantee by Cardtronics plc of the prompt payment, when due, of any amount owed to the holders of the 2022 Notes. Furthermore, certain additional subsidiary guarantors were also added as 2022 Notes Guarantors to the 2022 Notes. On April 28, 2017, additional subsidiaries of Cardtronics plc were added as 2022 Notes Guarantors pursuant to a second supplemental indenture to the 2022 Notes Indenture (the “2022 Notes Second Supplemental Indenture”).

The 2022 Notes and the related guarantees (the “2022 Notes Guarantees”) rank: (i) equally in right of payment with all of Cardtronics Delaware’s and the 2022 Notes Guarantors (including Cardtronics plc) existing and future senior indebtedness, (ii) effectively junior to secured debt to the extent of the collateral securing such debt, including debt under the Company’s revolving credit facility, and (iii) structurally junior to existing and future indebtedness of Cardtronics plc’s non-guarantor subsidiaries. The 2022 Notes and 2022 Notes Guarantees rank senior in right of payment to any of Cardtronics Delaware’s and the 2022 Notes Guarantors’ (including Cardtronics plc) existing and future subordinated indebtedness.

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

Obligations under its 2022 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by Cardtronics plc and certain of its subsidiaries and certain of its future subsidiaries, with the exception of Cardtronics plc’s immaterial subsidiaries. There are no significant restrictions on the ability of Cardtronics plc to obtain funds from Cardtronics Delaware or the other 2022 Notes Guarantors by dividend or loan. None of the 2022 Notes Guarantors’ assets represent restricted assets pursuant to Rule 4-08(e)(3) of Regulation S-X. The 2022 Notes include registration rights, and as required under the terms of the 2022 Notes, Cardtronics Delaware completed an exchange offer for these 2022 Notes in June 2015 whereby participating holders received registered notes.

The 2022 Notes are subject to certain automatic customary releases with respect to the 2022 Notes Guarantors (other than Cardtronics plc), including the sale, disposition, or transfer of the common shares or substantially all of the assets of such 2022 Notes Guarantor, designation of such 2022 Notes Guarantor as unrestricted in accordance with the 2022 Notes Indenture, exercise of the legal defeasance option or the covenant defeasance option, liquidation, or dissolution of such 2022 Notes Guarantor and, in the case of a 2022 Notes Guarantor that is not wholly-owned by Cardtronics plc, such 2022 Notes Guarantor ceasing to guarantee other indebtedness of Cardtronics plc, Cardtronics Delaware, or another 2022 Notes Guarantor. The 2022 Notes Guarantors, including Cardtronics plc, may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the 2022 Notes Indenture and certain other specified requirements under the 2022 Notes Indenture are not satisfied.

(9) Asset Retirement Obligations

Asset retirement obligations (“AROs”) consist primarily of costs to deinstall the Company’s ATMs and restore the ATM sites to their original condition, which are estimated based on current market rates. In most cases, the Company is contractually required to perform this deinstallation and in some cases, site restoration work. For each group of similar ATM type, the Company has recognized the estimated fair value of the ARO as a liability in the accompanying Consolidated Balance Sheets and capitalized that cost as part of the cost basis of the related asset. The related assets are depreciated on a straight-line basis over five years, which is the estimated average time period that an ATM is installed in a location before being deinstalled, and the related liabilities are accreted to their full value over the same period of time.

The changes in the Company’s ARO liability consisted of the following:

(In thousands)
Asset retirement obligations as of January 1, 2017	$54,907
Additional obligations	2,792
Estimated obligations assumed in acquisitions	6,083
Accretion expense	540
Payments	(1,884)
Foreign currency translation adjustments	277
Asset retirement obligations as of March 31, 2017	62,715
Less: current portion of asset retirement obligations	9,452
Asset retirement obligations, excluding current portion, as of March 31, 2017	$53,263

For additional information related to the Company’s ARO with respect to its fair value measurements, see Note 12. Fair Value Measurements.

(10) Other Liabilities

The Company’s other liabilities consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Current portion of other long-term liabilities
Interest rate swap contracts	$13,744	$16,533
Asset retirement obligations	9,452	9,821
Deferred revenue	2,121	249
Other	1,966	1,634
Total current portion of other long-term liabilities	$27,283	$28,237

Other long-term liabilities
Acquisition-related contingent consideration	$37,351	$—
Interest rate swap contracts	14,295	14,456
Deferred revenue	1,432	1,698
Other	12,796	2,537
Total other long-term liabilities	$65,874	$18,691

As of March 31, 2017, the Acquisition-related contingent consideration line item consisted of the preliminary estimated fair value of the contingent consideration associated with the Spark acquisition. For additional information related to the Spark acquisition contingency, see Note 2. Acquisitions.

(11) Derivative Financial Instruments

Risk Management Objectives of Using Derivatives

The Company is exposed to certain risks related to its ongoing business operations, including interest rate risk associated with its vault cash rental obligations and, to a lesser extent, borrowings under its revolving credit facility. The Company is also exposed to foreign currency exchange rate risk with respect to its operations outside the U.S. The Company does not currently utilize derivative instruments to hedge its foreign currency exchange rate risk or to manage the interest rate risk associated with its borrowings. However, the Company utilizes varying notional amount interest rate swap contracts to manage the interest rate risk associated with its vault cash rental obligations in the U.S., the U.K., and Australia.

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

Accordingly, the Company recognizes all of its interest rate swap contracts derivative instruments as assets or liabilities in the accompanying Consolidated Balance Sheets at fair value and any changes in the fair values of the related interest rate swap contracts have been reported in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. The Company believes that it is more likely than not that it will be able to realize the benefits associated with its net deferred tax asset positions in the future, therefore, the unrealized gains and losses to the fair value related to the interest rate swap contracts have been reported net of estimated taxes in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. For additional information related to the Company’s interest rate swap contracts with respect to its fair value measurements, see Note 12. Fair Value Measurements.

Cash Flow Hedges of Interest Rate Risk

The Company is party to varying notional amount interest rate swap contracts in the U.S. and the U.K. The notional amounts, weighted average fixed rates, and terms associated with the Company’s interest rate swap contracts accounted for as cash flow hedges that are currently in place for the U.S. and U.K. (as of the date of the issuance of this Form 10-Q) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts	Weighted Average Fixed Rate
U.S.	U.S.	U.K.	U.K.	Term
(In millions)		(In millions)
$1,000	2.53%	£550	0.82%	April 1, 2017 – December 31, 2017
$1,150	2.17%	£550	0.82%	January 1, 2018 – December 31, 2018
$1,000	2.06%	£550	0.90%	January 1, 2019 – December 31, 2019
$1,000	2.06%	£500	0.94%	January 1, 2020 – December 31, 2020
$400	1.46%	£500	0.94%	January 1, 2021 – December 31, 2021
$400	1.46%	£500	0.94%	January 1, 2022 – December 31, 2022

In addition, in conjunction with the DCPayments acquisition, completed on January 6, 2017, the Company became party to a $50.0 million Australian dollar notional amount, 2.75% fixed rate interest rate swap contract, which terminates on February 27, 2018, a $50.0 million Australian dollar notional amount, 3.2% fixed rate interest rate swap contract, which terminates on September 28, 2018, and a $35.0 million Australian dollar notional amount, 2.98% fixed rate interest rate swap contract, which terminates on February 28, 2019. Effective January 6, 2017, these interest rate swap contracts were designated as cash flow hedging instruments. The notional amounts, weighted average fixed rates, and terms associated with the Company’s interest rate swap contracts accounted for as cash flow hedges that are currently in place for Australia (as of the date of the issuance of this Form 10-Q) are as follows:

Notional Amounts	Weighted Average Fixed Rate
AUS	AUS	Term
(In millions)
$135	2.98%	April 1, 2017 – February 27, 2018
$85	3.11%	February 28, 2018 – September 28, 2018
$35	2.98%	September 29, 2018 – February 28, 2019

The following tables depict the effects of the use of the Company’s derivative interest rate swap contracts in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations.

Balance Sheet Data

	March 31, 2017		December 31, 2016
Asset (Liability) Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other noncurrent assets	$12,143	Prepaid expenses, deferred costs, and other noncurrent assets	$14,137
Interest rate swap contracts	Current portion of other long-term liabilities	(13,744)	Current portion of other long-term liabilities	(16,533)
Interest rate swap contracts	Other long-term liabilities	(14,295)	Other long-term liabilities	(14,456)
Total derivative instruments		$(15,896)		$(16,852)

Statements of Operations Data

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2017	2016		2017	2016
	(In thousands)			(In thousands)
Interest rate swap contracts	$(3,855)	$(18,014)	Cost of ATM operating revenues	$(5,260)	$(7,328)

As of March 31, 2017, the Company expects to reclassify $13.7 million of net derivative-related losses contained within the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

(12) Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2017 and December 31, 2016 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at March 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap contracts	$12,143	$—	$12,143	$—
Liabilities
Liabilities associated with interest rate swap contracts	$(28,039)	$—	$(28,039)	$—
Liabilities associated with acquisition-related contingent consideration	$(37,351)	$—	$—	$(37,351)

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap contracts	$14,137	$—	$14,137	$—
Liabilities
Liabilities associated with interest rate swap contracts	$(30,989)	$—	$(30,989)	$—

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

Cash and cash equivalents, accounts and notes receivable, net of allowance for doubtful accounts, prepaid expenses, deferred costs, and other current assets, accounts payable, accrued liabilities, and other current liabilities. These financial instruments are not carried at fair value, but are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.

Acquisition-related intangible assets. The estimated fair values of acquisition-related intangible assets are valued based on a discounted cash flows analysis using significant non-observable (Level 3) inputs. Intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An assessment of non-amortized intangible assets is performed on an annual basis, or more frequently based on the occurrence of events that might indicate a potential impairment.

Acquisition-related contingent consideration. Liabilities from acquisition-related contingent consideration are estimated by using forecasted future financial projections and other significant non-observable (Level 3) inputs based on the Company’s best estimate of future operational results upon which the payment of these obligations are contingent. The preliminary estimated fair value of the Company’s acquisition-related contingent consideration liability was approximately $37.4 million as of March 31, 2017. For additional information related to the Spark acquisition contingency, see Note 2. Acquisitions.

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility approximates fair value due to the fact that any outstanding borrowings are subject to short-term floating interest rates. As of March 31, 2017, the fair value of the Convertible Notes and the 2022 Notes (see Note 8. Long-Term Debt) totaled $313.3 million and $253.8 million, respectively, based on the quoted prices in markets that are not active (Level 2) inputs for these notes as of that date.

Additions to asset retirement obligations liability. The Company estimates the fair value of additions to its ARO liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the ARO are measured at fair value at the time of the asset installations using significant non-observable (Level 3) inputs. These liabilities are reevaluated periodically based on estimated current fair value. Amounts added to the ARO liability during the three months ended March 31, 2017 and 2016 totaled $2.8 million and $1.0 million, respectively.

Interest rate swap contracts. The fair value of the Company’s interest rate swap contracts was an asset of $12.1 million and a liability of $28.0 million as of March 31, 2017. These financial instruments are carried at fair value and calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable (Level 2) inputs, while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. For additional information related to the valuation process of this asset or liability, see Note 11. Derivative Financial Instruments.

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

Other Commitments and Contingencies

Asset retirement obligations. The Company’s AROs consist primarily of deinstallation costs of the Company’s ATMs and costs to restore the ATM sites to their original condition. In most cases, the Company is legally required to perform this deinstallation, and in some cases, the site restoration work. The Company had $62.7 million accrued for these liabilities as of March 31, 2017. For additional information, see Note 9. Asset Retirement Obligations.

Acquisition-related contingent consideration. As a result of the Spark acquisition, the Company has recorded an acquisition-related contingent consideration liability of $37.4 million. For additional information related to the Spark acquisition contingency, see Note 2. Acquisitions.

(14) Income Taxes

The Company’s income tax (benefit) expense based on (loss) income before income taxes for the periods presented was as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands, excluding percentages)
Income tax (benefit) expense	$(2,952)	$7,955
Effective tax rate	76.8%	34.1%

The Company’s income tax (benefit) expense for the three months ended March 31, 2017 totaled $(3.0) million, or an effective tax rate of 76.8%, compared to $8.0 million, or an effective tax rate of 34.1%, for the three months ended March 31, 2016. The additional benefit in the three months ended March 31, 2017 was primarily attributable to excess tax benefits realized related to share-based compensation in accordance with ASU 2016-09 (for additional information, see Note 1. General and Basis of Presentation - (b) Basis of Presentation).

The Company assesses the need for any deferred tax asset valuation allowances at the end of each reporting period. The determination of whether a valuation allowance for deferred tax assets is needed is subject to considerable judgment and requires an evaluation of all available positive and negative evidence. Based on the assessment at March 31, 2017, and the weight of all available evidence, the Company concluded that maintaining the deferred tax asset valuation allowance for certain entities was appropriate, as the Company currently believes that it is more likely than not that the related deferred tax assets will not be realized.

The deferred tax expenses and benefits associated with the Company’s net unrealized gains and losses on derivative instruments and foreign currency translation adjustments have been recorded in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets.

(15) Segment Information

As of March 31, 2017, the Company’s operations consisted of its North America, Europe & Africa, DCPayments, and Corporate & Other segments. The Company’s ATM operations in the U.S., Canada, Mexico, and Puerto Rico are included in its North America segment, but excluding any operations from DCPayments. The Company’s ATM operations in the U.K., Ireland, Germany, Poland, Spain, South Africa, and i-design are included in its Europe & Africa segment, but excluding any operations from DCPayments. As a result of the DCPayments acquisition, completed on January 6, 2017, the Company has created the DCPayments segment, which consists of the acquired ATM operations in Australia, New Zealand, Canada, the U.K., and Mexico. As the integration of the DCPayments acquisition progresses during the second quarter of 2017, the Company expects to separate the DCPayments segment into its existing and potentially new reporting segments as appropriate. The Company’s transaction processing operations, which service its ATM operations, along with external customers, and the Company’s corporate general and administrative functions comprise the Corporate & Other segment.

Management uses Adjusted EBITDA and Adjusted EBITA, together with U.S. GAAP measures, to manage and measure the performance of its segments. Management believes Adjusted EBITDA and Adjusted EBITA are useful measures because they allow management to more effectively evaluate the performance of the business and compare its results of operations from period to period without regard to financing methods or capital structure. Adjusted EBITDA and Adjusted EBITA excludes amortization of intangible assets, share-based compensation expense, acquisition and divestiture-related expenses, certain non-operating expenses, (if applicable in a particular period) certain costs not anticipated to occur in future periods, gains or losses on disposal of assets, the Company’s obligations for the payment of income taxes, interest expense, and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Additionally, Adjusted EBITDA excludes depreciation and accretion expense. Depreciation and accretion expense and amortization of intangible assets are excluded as these amounts can vary substantially from company to company within the Company’s industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired.

Adjusted EBITDA and Adjusted EBITA, as defined by the Company, are non-GAAP financial measures provided as a complement to financial results prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures reported by other companies. In evaluating the Company’s performance as measured by Adjusted EBITDA and Adjusted EBITA, management recognizes and considers the limitations of these measurements. Accordingly, Adjusted EBITDA and Adjusted EBITA are only two of the measurements that management utilizes. Therefore, Adjusted EBITDA and Adjusted EBITA should not be considered in isolation or as a substitute for operating income, net (loss) income, cash flows from operating, investing, or financing activities, or other income or cash flow measures prepared in accordance with U.S. GAAP.

Below is a reconciliation of Net (Loss) Income Attributable to controlling interests and available to common shareholders to EBITDA and Adjusted EBITA:

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Net (loss) income attributable to controlling interests and available to common shareholders	$(901)	$15,384
Adjustments:
Interest expense, net	6,557	4,492
Amortization of deferred financing costs and note discount	2,976	2,782
Income tax (benefit) expense	(2,952)	7,955
Depreciation and accretion expense	29,121	22,677
Amortization of intangible assets	15,180	9,263
EBITDA	$49,981	$62,553
Add back:
Loss on disposal and impairment of assets	3,194	382
Other income (1)	(1,580)	(555)
Noncontrolling interests (2)	(4)	(18)
Share-based compensation expense	2,197	3,168
Acquisition and divestiture-related expenses (3)	8,456	1,584
Redomicile-related expenses (4)	760	6,036
Restructuring expenses (5)	8,243	—
Adjusted EBITDA	$71,247	$73,150
Less:
Depreciation and accretion expense (6)	29,118	22,669
Adjusted EBITA	$42,129	$50,481

(1)	Includes foreign currency translation gains or losses and other non-operating costs.
(2)	Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of one of its Mexican subsidiaries.
(3)	Acquisition and divestiture-related expenses include costs incurred for professional and legal fees and certain other transition and integration-related costs.
(4)	Expenses associated with the Company’s redomicile of its parent company to the U.K., which was completed on July 1, 2016.
(5)	Expenses primarily related to employee severance costs associated with the Company’s Restructuring Plan.
(6)	Amounts exclude a portion of the expenses incurred by one of the Company’s Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.

The following tables reflect certain financial information for each of the Company’s reporting segments for the periods presented:

	Three Months Ended March 31, 2017
	North America	Europe & Africa (1)	DCPayments	Corporate & Other	Eliminations	Total
	(In thousands)
Revenue from external customers	$208,018	$80,914	$62,631	$6,009	$—	$357,572
Intersegment revenues	35	319	—	4,352	(4,706)	—
Cost of revenues	144,562	54,233	44,101	8,372	(4,706)	246,562
Selling, general, and administrative expenses	13,298	8,493	6,910	13,248	—	41,949
Redomicile-related expenses	—	23	—	737	—	760
Restructuring expenses	3,048	788	660	3,747	—	8,243
Acquisition and divestiture-related expenses	1,577	517	1,166	5,196	—	8,456
Loss (gain) on disposal and impairment of assets	3,371	15	(247)	55	—	3,194

Adjusted EBITDA	50,190	18,506	11,619	(9,068)	—	71,247

Depreciation and accretion expense	13,768	9,238	4,231	1,884	—	29,121
Adjusted EBITA	36,425	9,268	7,388	(10,952)	—	42,129

Capital expenditures (2)	$25,360	$10,447	$2,609	$145	$—	$38,561

	Three Months Ended March 31, 2016
	North America	Europe & Africa (1)	Corporate & Other	Eliminations	Total
	(In thousands)
Revenue from external customers	$210,092	$87,647	$5,508	$—	$303,247
Intersegment revenues	—	333	5,630	(5,963)	—
Cost of revenues	136,138	57,865	7,833	(5,963)	195,873
Selling, general, and administrative expenses	15,207	9,144	13,048	—	37,399
Redomicile-related expenses	—	12	6,024	—	6,036
Acquisition and divestiture-related expenses	523	566	495	—	1,584
Loss on disposal and impairment of assets	344	38	—	—	382

Adjusted EBITDA	58,756	20,976	(6,582)	—	73,150

Depreciation and accretion expense	11,996	9,096	1,585	—	22,677
Adjusted EBITA	46,758	11,880	(8,157)	—	50,481

Capital expenditures (2)	$7,461	$8,685	$305	$—	$16,451

(1)	The Europe & Africa segment includes ATM operations in South Africa, which were acquired on January 31, 2017 with the Spark acquisition.
(2)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and other intangible assets. Additionally, capital expenditure amounts for one of the Company’s Mexican subsidiaries, included in the North America segment, are reflected gross of any noncontrolling interest amounts.

Identifiable Assets

	March 31, 2017	December 31, 2016
	(In thousands)
North America	$898,895	$914,124
Europe & Africa	417,738	355,058
DCPayments	589,107	—
Corporate & Other	77,128	95,514
Total	$1,982,868	$1,364,696

(16) Supplemental Guarantor Financial Information

Prior to the Redomicile Transaction, the 2022 Notes were fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by certain wholly-owned subsidiaries of Cardtronics Delaware. On July 1, 2016, Cardtronics plc and certain of its subsidiaries became 2022 Notes Guarantors pursuant to the 2022 Notes Supplemental Indenture entered into in conjunction with the Redomicile Transaction. As of March 31, 2017, the 2022 Notes were fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by Cardtronics plc and these subsidiaries (including the original Cardtronics Delaware subsidiary 2022 Notes Guarantors). Cardtronics Delaware, the subsidiary issuer of the 2022 Notes is 100% owned by Cardtronics plc, the parent 2022 Notes Guarantor. In addition, on April 28, 2017, additional subsidiaries of Cardtronics plc were added as 2022 Notes Guarantors pursuant to the 2022 Notes Second Supplemental Indenture. In addition, on April 28, 2017, additional subsidiaries of Cardtronics plc were added as 2022 Notes Guarantors pursuant to the 2022 Notes Second Supplemental Indenture.

The guarantees of the 2022 Notes by any 2022 Notes Guarantor (other than Cardtronics plc) are subject to automatic and customary releases upon: (i) the sale or disposition of all or substantially all of the assets of the 2022 Notes Guarantor, (ii) the disposition of sufficient common shares of the 2022 Notes Guarantor so that it no longer qualifies under the 2022 Notes Indenture as a restricted subsidiary of Cardtronics plc, (iii) the designation of the 2022 Notes Guarantor as unrestricted in accordance with the 2022 Notes Indenture, (iv) the legal or covenant defeasance of the 2022 Notes or the satisfaction and discharge of the 2022 Notes Indenture, (v) the liquidation or dissolution of the 2022 Notes Guarantor, or (vi) provided the 2022 Notes Guarantor is not wholly-owned by Cardtronics plc, its ceasing to guarantee other indebtedness the Cardtronics plc, Cardtronics Delaware, or another 2022 Notes Guarantor. A 2022 Notes Guarantor (other than Cardtronics plc) may not sell or otherwise dispose of all or substantially all of its properties or assets to, or consolidate with or merge with or into, another company (other than Cardtronics plc, Cardtronics Delaware, or another 2022 Notes Guarantor), unless no default under the 2022 Notes Indenture exists and either the successor to the 2022 Notes Guarantor assumes its guarantee of the 2022 Notes or the disposition, consolidation, or merger complies with the “Asset Sales” covenant in the 2022 Notes Indenture. In addition, Cardtronics plc may not sell or otherwise dispose of all or substantially all of its properties or assets to, or consolidate with or merge with or into, another company (other than Cardtronics Delaware or another 2022 Notes Guarantor), unless, among other things, no default under the 2022 Notes Indenture exists, the successor to Cardtronics plc is a domestic entity and assumes Cardtronics plc’s guarantee of the 2022 Notes and transaction (on a pro forma basis) satisfies certain criteria related to the Fixed Charge Coverage Ratio (as defined in the 2022 Notes Indenture).

The following information reflects the Condensed Consolidated Statements of Comprehensive Income and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and the Condensed Consolidated Balance Sheets as of March 31, 2017 (i) Cardtronics plc, the parent 2022 Notes Guarantor (“Parent”), as of March 31, 2017, (ii) Cardtronics Delaware (“Issuer”), (iii) the 2022 Notes Guarantors (including those 2022 Notes Guarantors added pursuant to the 2022 Notes Second Supplemental Indenture) (the “Guarantors”), and (iv) the 2022 Notes Non-Guarantors. The statements for the 2016 periods have been revised to present the financial results of these entities in a manner that is consistent with the Company’s organizational structure as of March 31, 2017.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$207,359	$152,655	$(2,442)	$357,572
Operating expenses	5,899	9,718	192,872	146,386	(1,410)	353,465
(Loss) income from operations	(5,899)	(9,718)	14,487	6,269	(1,032)	4,107
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	6,091	5,952	(2,510)	—	9,533
Equity in earnings of subsidiaries	(4,744)	(7,376)	(44,729)	—	56,849	—
Other expense (income)	64	(56)	7,291	(45,202)	36,323	(1,580)
(Loss) income before income taxes	(1,219)	(8,377)	45,973	53,981	(94,204)	(3,846)
Income tax (benefit) expense	(325)	(6,144)	3,873	(356)	—	(2,952)
Net (loss) income	(894)	(2,233)	42,100	54,337	(94,204)	(894)
Net income attributable to noncontrolling interests	—	—	—	—	7	7
Net (loss) income attributable to controlling interests and available to common shareholders	(894)	(2,233)	42,100	54,337	(94,211)	(901)
Other comprehensive income attributable to controlling interests	8,652	1,443	2,631	4,579	(8,653)	8,652
Comprehensive income (loss) attributable to controlling interests	$7,758	$(790)	$44,731	$58,916	$(102,864)	$7,751

	Three Months Ended March 31, 2016
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$209,167	$97,268	$(3,188)	$303,247
Operating expenses	—	7,502	180,835	88,060	(3,183)	273,214
(Loss) income from operations	—	(7,502)	28,332	9,208	(5)	30,033
Interest expense, net, including amortization of deferred financing costs and note discount	—	6,368	358	548	—	7,274
Equity in earnings of subsidiaries	(15,359)	(24,302)	2,253	—	37,408	—
Other (income) expense	—	(346)	(1,109)	900	—	(555)
Income before income taxes	15,359	10,778	26,830	7,760	(37,413)	23,314
Income tax (benefit) expense	—	(5,275)	11,466	1,764	—	7,955
Net income	15,359	16,053	15,364	5,996	(37,413)	15,359
Net loss attributable to noncontrolling interests	—	—	—	—	(25)	(25)
Net income attributable to controlling interests and available to common shareholders	15,359	16,053	15,364	5,996	(37,388)	15,384
Other comprehensive loss attributable to controlling interests	(16,077)	(1,287)	(8,743)	(5,925)	15,955	(16,077)
Comprehensive (loss) income attributable to controlling interests	$(718)	$14,766	$6,621	$71	$(21,433)	$(693)

Condensed Consolidated Balance Sheets

	As of March 31, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$53	$(156)	$1,307	$39,041	$—	$40,245
Accounts and notes receivable, net	—	—	53,216	45,897	—	99,113
Other current assets	1	1,072	60,251	72,340	—	133,664
Total current assets	54	916	114,774	157,278	—	273,022
Property and equipment, net	1	—	267,204	213,754	—	480,959
Intangible assets, net	—	—	81,335	216,591	—	297,926
Goodwill	—	—	449,658	433,563	—	883,221
Investments in and advances to subsidiaries	463,515	(219,929)	831,390	—	(1,074,976)	—
Intercompany receivable	14,176	258,186	249,296	1,396,588	(1,918,246)	—
Deferred tax asset, net	859	—	—	8,057	—	8,916
Prepaid expenses, deferred costs, and other noncurrent assets	—	287	26,952	11,585	—	38,824
Total assets	$478,605	$39,460	$2,020,609	$2,437,416	$(2,993,222)	$1,982,868
Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	—	66	20,928	6,301	(12)	27,283
Accounts payable and accrued liabilities	664	11,583	179,594	137,067	—	328,908
Total current liabilities	664	11,649	200,522	143,368	(12)	356,191
Long-term debt	—	496,172	500,000	—	—	996,172
Intercompany payable	18,673	120,678	708,288	1,070,607	(1,918,246)	—
Asset retirement obligations	—	—	22,697	30,566	—	53,263
Deferred tax liability, net	—	—	23,230	28,870	—	52,100
Other long-term liabilities	—	1,705	11,756	52,413	—	65,874
Total liabilities	19,337	630,204	1,466,493	1,325,824	(1,918,258)	1,523,600
Shareholders' equity	459,268	(590,744)	554,116	1,111,592	(1,074,964)	459,268
Total liabilities and shareholders' equity	$478,605	$39,460	$2,020,609	$2,437,416	$(2,993,222)	$1,982,868

	As of December 31, 2016
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$101	$7	$1,823	$71,603	$—	$73,534
Accounts and notes receivable, net	—	—	57,201	26,955	—	84,156
Other current assets	—	1,468	50,438	59,941	—	111,847
Total current assets	101	1,475	109,462	158,499	—	269,537
Property and equipment, net	—	—	257,133	135,602	—	392,735
Intangible assets, net	—	—	88,141	33,089	—	121,230
Goodwill	—	—	449,658	83,417	—	533,075
Investments in and advances to subsidiaries	452,029	1,105,307	921,962	—	(2,479,298)	—
Intercompany receivable	12,965	297,790	207,048	1,660,511	(2,178,314)	—
Deferred tax asset, net	534	—	—	12,470	—	13,004
Prepaid expenses, deferred costs, and other noncurrent assets	—	504	22,098	12,513	—	35,115
Total assets	$465,629	$1,405,076	$2,055,502	$2,096,101	$(4,657,612)	$1,364,696
Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	—	—	22,871	5,366	—	28,237
Accounts payable and accrued liabilities	—	17,152	178,452	89,979	—	285,583
Total current liabilities	—	17,152	201,323	95,345	—	313,820
Long-term debt	—	502,539	—	—	—	502,539
Intercompany payable	8,694	82,660	1,171,795	915,165	(2,178,314)	—
Asset retirement obligations	—	—	21,747	23,339	—	45,086
Deferred tax liability, net	—	—	24,953	2,672	—	27,625
Other long-term liabilities	—	504	14,306	3,881	—	18,691
Total liabilities	8,694	602,855	1,434,124	1,040,402	(2,178,314)	907,761
Shareholders' equity	456,935	802,221	621,378	1,055,699	(2,479,298)	456,935
Total liabilities and shareholders' equity	$465,629	$1,405,076	$2,055,502	$2,096,101	$(4,657,612)	$1,364,696

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$7,551	$9,037	$12,019	$(18,158)	$—	$10,449
Additions to property and equipment	—	—	(25,458)	(13,103)	—	(38,561)
Acquisitions, net of cash acquired	—	—	(346)	(486,731)	—	(487,077)
Net cash used in investing activities	—	—	(25,804)	(499,834)	—	(525,638)
Proceeds from borrowings under revolving credit facility	—	123,700	500,000	499	—	624,199
Repayments of borrowings under revolving credit facility	—	(132,900)	—	(499)	—	(133,399)
Intercompany financing	—	—	(486,731)	486,731	—	—
Tax payments related to share-based compensation	(7,602)	—	—	—	—	(7,602)
Proceeds from exercises of stock options	3	—	—	—	—	3
Net cash (used by) provided by financing activities	(7,599)	(9,200)	13,269	486,731	—	483,201
Effect of exchange rate changes on cash	—	—	—	(1,301)	—	(1,301)
Net decrease in cash and cash equivalents	(48)	(163)	(516)	(32,562)	—	(33,289)
Cash and cash equivalents as of beginning of period	101	7	1,823	71,603	—	73,534
Cash and cash equivalents as of end of period	$53	$(156)	$1,307	$39,041	$—	$40,245

	Three Months Ended March 31, 2016
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$—	$15,341	$14,553	$14,760	$—	$44,654
Additions to property and equipment	—	—	(8,405)	(8,046)	—	(16,451)
Acquisitions, net of cash acquired	—	—	(2,743)	—	—	(2,743)
Proceeds from sale of assets and businesses	—	—	—	7,438	—	7,438
Net cash used in investing activities	—	—	(11,148)	(608)	—	(11,756)
Proceeds from borrowings under revolving credit facility	—	45,500	—	10,994	—	56,494
Repayments of borrowings under revolving credit facility	—	(57,500)	—	(28,918)	—	(86,418)
Proceeds from exercises of stock options	—	133	—	—	—	133
Additional tax benefit related to share-based compensation	—	(400)	—	—	—	(400)
Repurchase of common shares	—	(3,850)	—	—	—	(3,850)
Net cash used in financing activities	—	(16,117)	—	(17,924)	—	(34,041)
Effect of exchange rate changes on cash	—	—	—	(105)	—	(105)
Net (decrease) increase in cash and cash equivalents	—	(776)	3,405	(3,877)	—	(1,248)
Cash and cash equivalents as of beginning of period	—	782	6,200	19,315	—	26,297
Cash and cash equivalents as of end of period	$—	$6	$9,605	$15,438	$—	$25,049

(17) Concentration Risk

Significant customers. 7-Eleven, Inc. (“7-Eleven”) in the U.S. is currently the largest merchant customer in the Company’s portfolio, representing approximately 18% of the Company’s total revenues for the year ended December 31, 2016. 7-Eleven did not renew its ATM placement agreement with the Company, which expires in July 2017, but has instead entered into a new ATM placement agreement with a related entity of 7-Eleven’s parent company. The Company is currently in the process of coordinating the transition of ATM operations at 7-Eleven locations in the U.S. to the new service provider. The transition is expected to begin shortly after the scheduled termination date of the agreement in July 2017 and largely occur over the latter part of 2017, with a small percentage of ATMs expected to be removed during the first quarter of 2018. As a result, the Company expects that its revenues and operating profits associated with this relationship will begin to decline during the third quarter of 2017. The Company expects that the loss of 7-Eleven will likely have a higher negative impact (in percentage terms) on its income from operations relative to the revenue impact, particularly as the Company transitions to the new service provider and the infrastructure required to support the relationship adjusts during the transition period. As a result, the Company expects that the loss of 7-Eleven will have a significant negative impact on its income from operations and cash flows in 2017 and 2018.

The deinstallation of the 7-Eleven ATMs in the U.S., which the Company expects to start in the third quarter of 2017, will have a significant impact on many elements of the Company’s business operations. Due to the anticipated loss of revenues and profits associated with this relationship, the Company has taken measures to manage the business to partially offset the loss of profits associated with this relationship. For additional information, see Note 1. General and Basis of Presentation - (e) Restructuring Expenses.

(18) New Accounting Pronouncements

For information related to the ASUs adopted in the three months ended March 31, 2017, see Note 1. General and Basis of Presentation - (b) Basis of Presentation. The new ASUs relevant to the Company are as follows:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. ASU 2014-09 was later amended by ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2014-09, as amended, supersedes most industry specific guidance and intends to enhance comparability of revenue recognition practices across entities and industries by providing a principle-based, comprehensive framework for addressing revenue recognition issues. ASU 2014-09, as amended, is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. Early application is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the provisions of the new revenue recognition guidance described above and is assessing the impact of this guidance on the Company’s financial statements and disclosures. The Company currently anticipates that the adoption of the new revenue recognition standards will result in relatively minor impacts to its consolidated financial statements but may result in the deferral of certain contract acquisition costs, primarily consisting of sales commissions and limited changes to its revenue recognition practices pertaining to the sale of equipment in conjunction with other services.

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

In August and November 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) and ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-15 and ASU 2016-18 update the following specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon or insignificant rate debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; separately identifiable cash flows and application of the predominance principle, and classification of restricted cash. ASU 2016-15 and ASU 2016-18 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact these standards will have on its Consolidated Statements of Cash Flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory (“ASU 2016-16”). ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.

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

(19) Subsequent Events

$300.0 Million 5.50% Senior Notes Due 2025

On April 4, 2017, in a private placement offering, Cardtronics Delaware and Cardtronics USA, Inc. (the “2025 Notes Issuers”) issued the $300.0 million principal amount 2025 Notes pursuant to an indenture dated April 4, 2017 among the 2025 Notes Issuers, Cardtronics plc and certain of its subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The net proceeds received from the 2025 Notes were used to repay approximately $295.0 million of the outstanding borrowings under the Company’s revolving credit facility that were used to fund the acquisition of DCPayments.

Also on April 4, 2017, the Company entered into the Fifth Amendment to the Credit Agreement. Pursuant to the Fifth Amendment, the total commitments of the lenders under the revolving credit facility were decreased from $600.0 million to $400.0 million. The revolving credit facility was also amended to include an accordion provision enabling an additional potential borrowing capacity of approximately $100.0 million under certain conditions. For additional information, see Note 8. Long-term Debt.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provisions thereof. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effect on the Company. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting the Company will be those that are anticipated. All comments concerning the Company’s expectations for future revenues and operating results are based on its estimates for its existing operations and do not include the potential impact of any future acquisitions. The Company’s forward-looking statements involve significant risks and uncertainties (some of which are beyond its control) and assumptions that could cause actual results to differ materially from its historical experience and present expectations or projections. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include:

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

For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, see: (i) Part II. Other Information, Item 1A. Risk Factors in this Form 10-Q and (ii) Part I. Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics plc provides convenient automated consumer financial services through its network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of March 31, 2017, we were the world’s largest ATM owner/operator, providing services to over 233,000 ATMs throughout the United States (the “U.S.”) (including the U.S. territory of Puerto Rico), the United Kingdom (the “U.K.”) and Ireland, Canada, Australia and New Zealand, South Africa, Germany, Poland, Spain, and Mexico. In the U.S., certain of our ATMs are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other automated consumer financial services, including bill payments, check cashing, remote deposit capture (which is deposit-taking at ATMs using electronic imaging), and money transfers. Included in the number of ATMs in our network as of March 31, 2017 there are approximately 131,000 ATMs to which we provided processing only services or various forms of managed services solutions. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.

Through our network, we provide ATM management and ATM equipment-related services (typically under multi-year contracts) to large retail merchants, smaller retailers and operators of facilities such as shopping malls, airports, and train stations. In doing so, we provide our retail partners with a compelling automated financial services solution that helps attract and retain customers, and in turn, increases the likelihood that our ATMs will be utilized. We also own and operate electronic funds transfer (“EFT”) transaction processing platforms that provide transaction processing services to our network of ATMs, as well as to other ATMs under managed services arrangements. Additionally, in Canada, through our acquisition of DirectCash Payments Inc. (“DCPayments”), we also provide processing services for issuers of debit cards.

We also own and operate the Allpoint network (“Allpoint”), the largest surcharge-free ATM network (based on the number of participating ATMs). Allpoint, with approximately 55,000 participating ATMs, provides surcharge-free ATM access to over 1,300 participating banks, credit unions, and stored-value debit card issuers. For participants, Allpoint provides scale, density, and convenience of surcharge-free ATMs that surpasses the largest banks in the U.S. In exchange, Allpoint earns either a fixed monthly fee per cardholder or a fixed fee per transaction that is paid by participants. The Allpoint network includes a majority of our Company-owned ATMs in the U.S. and a portion of our Company-owned ATMs in the U.K., Canada, Puerto Rico, and Mexico. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

For additional information related to our operations and the manner in which we derive revenues, see our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

Strategic Outlook

Over the last several years, we have expanded our operations through acquisitions, continued to deploy ATMs in high-traffic locations under contracts with well-known retailers, expanded our relationships with leading financial institutions through growth of our Allpoint surcharge-free ATM network and our bank-branding programs, and expanded the service capabilities and offerings of our ATMs through strategic acquisitions and investments. We intend to further expand our capabilities and service offerings to financial institutions, as we are seeing increasing demand from financial institutions for outsourcing of ATM-related services due to cost efficiency advantages that we have, higher service levels that we are able to deliver, and the role that our ATMs can play in maintaining physical presence for customers due to the reduction of physical branches by financial institutions.

We have completed several acquisitions in the last five years, including, but not limited to: (i) eight domestic ATM operators, expanding our ATMs in both multi-unit regional retail chains and individual merchant ATM locations in the U.S., (ii) two Canadian ATM operators which allowed us to enter into and expand our presence in Canada, (iii) Cardpoint

Limited in August 2013, which further expanded our U.K. ATM operations and allowed us to enter into the German market, (iv) Sunwin Services Group in November of 2014, which further expanded our cash-in-transit and maintenance servicing capabilities in the U.K. and allowed us to acquire and operate ATMs located at the Co-operative Food stores, (v) DCPayments in January 2017, a leading ATM operator with operations in Australia, New Zealand, Canada, the U.K., and Mexico, (vi) Spark ATM Systems Pyt Ltd. (“Spark”) in January 2017, an independent ATM deployer operating in South Africa, and (vii) other less significant ATM asset and contract acquisitions. In addition to these ATM acquisitions, we have also made strategic acquisitions including: (i) LocatorSearch in August 2011, a U.S. leading provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate, and convenient ATM location based on the service they seek, (ii) i-design group limited (“i-design”) in March 2013, a Scotland-based provider and developer of marketing and advertising software and services for ATM operators, and (iii) Columbus Data Services, L.L.C. in July 2015, a leading independent transaction processor for ATM deployers and payment card issuers, providing solutions to ATM sales and service organizations and financial institutions.

While we will continue to explore potential acquisition opportunities in the future as a way to grow our business, we also expect to continue expanding our ATM footprint organically, and launch new products and services that will allow us to further leverage our existing ATM network. We see opportunities to expand our operations through the following efforts:

•	increasing the number of deployed ATMs with existing and new merchant relationships;
•	expanding our relationships with leading financial institutions;
•	working with non-traditional financial institutions and card issuers to further leverage our extensive ATM network;
•	increasing transaction levels at our existing locations;
•	developing and providing additional services at our existing ATMs;
•	pursuing additional managed services opportunities; and
•	pursuing international growth opportunities.

For additional information related to each of the strategic points above, see Part I. Item1. Business - Our Strategy in our 2016 Form 10-K.

Recent Events and Trends

Over the last several years, we have grown our business through a combination of organic growth and acquisitions. During the three months ended March 31, 2017, total revenues, on a constant-currency basis, grew by 21.8% compared to the prior year, driven primarily by acquisition-related growth.

Withdrawal transaction and revenue trends - U.S. Many financial institutions are reducing the number of branches they own and operate to reduce their operating costs, giving rise for automated banking solutions, such as ATMs. Bank-branding of our ATMs and participation in our surcharge-free network allows financial institutions to rapidly increase and maintain surcharge-free ATM access for their customers at a substantially lower cost than owning and operating an ATM network. We believe there is an opportunity for a large non-bank ATM owner/operator, such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an arrangement could reduce a financial institution’s operating costs while extending its customer service. Furthermore, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs. These factors have led to an increase in bank-branding, participation in our surcharge-free network, and managed services arrangements, and we believe that there will be continued growth in such arrangements.

Total U.S. same-store cash withdrawal transactions decreased for the three months ended March 31, 2017 by approximately 5% compared to the same period in the prior year. The same-store cash withdrawal transaction growth rate was worse than we have generally experienced over the past 12-24 months due to a number of factors. While it is difficult to precisely quantify, the first quarter’s results were comparatively weaker than the strong results experienced in the same period in 2016, driven by record Powerball lottery jackpots and the calendar impact of the leap year. Additionally, we incurred service interruptions at certain of our U.S. ATMs during the quarter in conjunction with our planned technology upgrades (see Europay, MasterCard, Visa (“EMV”) standard and software upgrades in the U.S. discussed further below)

and also experienced service disruption impacting specific ATM types, caused by a third-party software issue. Our U.S. same-store revenues decreased by approximately 6% during the three months ended March 31, 2017, broadly in line with the same-store cash withdrawal transaction decline.

7-Eleven, Inc. (“7-Eleven”) did not renew its ATM placement agreement in the U.S. which expires in July 2017, but has instead entered into a new ATM placement agreement with a related entity of 7-Eleven’s parent company.  7-Eleven in the U.S., which is currently the largest merchant customer in our portfolio, comprised approximately 18% of our total revenues for the year ended December 31, 2016. We estimate that the incremental gross margin associated with the revenues derived from this relationship is approximately 45%. We are currently in the process of coordinating the transition of ATM operations at 7-Eleven locations in the U.S. to the new service provider. The transition is expected to begin shortly after the scheduled termination date of the agreement in July 2017 and largely occur over the latter part of 2017, with a small percentage of ATMs expected to be removed during the first quarter of 2018. As a result, we expect that our revenues and operating profits associated with this relationship will begin to decline during the third quarter of 2017. We expect that the loss of 7-Eleven will likely have a higher negative impact (in percentage terms) on our income from operations relative to the revenue impact, particularly as we transition to the new service provider and the infrastructure required to support the relationship adjusts during the transition period. As a result, we expect that the loss of 7-Eleven will have a significant negative impact on our income from operations and cash flows in 2017 and 2018.

The deinstallation of the 7-Eleven ATMs in the U.S., which we expect to start in the third quarter of 2017, will have a significant impact on many elements of our business operations. Due to the anticipated loss of revenues and profits associated with this relationship, we expect other impacts as we manage our business to offset the loss of profits associated with this relationship. For additional information, see Item 1. Financial Statements, Note 1. General and Basis of Presentation - (e) Restructuring Expenses.

While approximately half of the Company-owned ATMs that are currently located at U.S. 7-Eleven locations are fully depreciated and not expected to be redeployed, we do anticipate being able to reuse the majority of the other half, which are relatively new ATMs and can serve to fill growth and replacement needs.

Withdrawal transaction and revenue trends - U.K. In recent periods, we have installed more free-to-use ATMs as compared to surcharging pay-to-use ATMs in the U.K., which is our largest operation in Europe. This is due in part to adding major corporate customers who tend to operate primarily in high traffic locations where free-to-use ATMs are more prevalent. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the significantly higher volume of transactions conducted on free-to-use ATMs have generally translated into higher overall revenues. Our same-store cash withdrawal transactions in the U.K. were down approximately 3% for the three months ended March 31, 2017. Partially offsetting the same-store cash withdrawal transaction decline was a higher transacting ATM count, driven by several ATM placement agreements with new and existing customers, which resulted in net revenue growth for the three months ended March 31, 2017.

Europay, MasterCard, Visa (“EMV”) standard and software upgrades in the U.S. The EMV standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “chip cards.” In October 2016, MasterCard commenced a liability shift for U.S. ATM transactions on EMV-issued cards used at non-EMV-compliant ATMs in the U.S. We are currently in the process of upgrading our U.S. Company-owned ATMs to deploy additional software to enable additional functionality, enhance security features, and enable the EMV standard. Due to the significant operational challenges of enabling EMV and other hardware and software enhancements across the majority of our U.S. ATMs, which comprises many types and models of ATMs, together with potential compatibility issues with various processing platforms, we have recently and may continue to experience increased downtime at our U.S. ATMs during 2017. As a result of this potential downtime, we could suffer lost revenues or incur penalties with certain of our contracts. We have also incurred and may continue to incur increased charges from networks associated with actual or potentially fraudulent transactions, as we are liable for fraudulent transactions on the MasterCard network and other networks that have adopted the EMV standard if our ATM was not EMV-enabled and any fraudulent transactions were processed. We may also incur additional administrative overhead costs to support the handling of an increased volume of disputed transactions. As a result of this standard, we may also experience a higher rate of unit count or transaction attrition for our merchant-owned ATMs and ATMs for which we process transactions as we may elect to disable certain ATMs that are not EMV-enabled. Additionally, we may elect to disable or deny certain transaction types to mitigate our exposure to fraudulent transactions. We continue to invest in technology and processes to prevent and detect fraudulent transactions across our ATM network. However, no system or process can eliminate the risk of fraud and still maintain transaction volumes comparable to recent levels. Visa has also announced plans for a liability shift to occur starting in October 2017 for all transaction types on all EMV-issued cards in the U.S. We continue to upgrade our ATMs and the majority of our U.S. Company-owned ATMs are currently EMV-compliant. We expect that nearly all of our ATMs that we intend to upgrade and continue to operate will be EMV-compliant by October 2017.

Capital investments. We have recently experienced and anticipate an elevated level of capital investment through 2017 to support the EMV requirements discussed above and other factors discussed in greater detail below. The higher levels of capital spending in 2017 are attributable to the EMV requirements, coupled with other factors including: (i) our strategic initiatives to enhance the consumer experience at our ATMs and drive transaction growth, (ii) a significant number of recent long-term renewals of existing merchant contracts, (iii) certain software and hardware enhancements required to facilitate our strategic initiatives, enhance security, and to continue running supported versions, (iv) other compliance related matters, and (v) growth opportunities across our enterprise.

U.K. planned exit from the European Union (“Brexit”). On March 29, 2017, the U.K. government officially triggered Article 50 of the Treaty on the European Union, which commenced the process for the U.K. to exit the European Union (“E.U.”). The ultimate impact of Brexit on our business is unknown; however, one noticeable recent impact has been a substantial devaluation of the British pound relative to the U.S. dollar. As a result, our reported financial results were adversely impacted during the three months ended March 31, 2017 compared to the same period in 2016. We expect our reported financial results to continue to be adversely impacted by the devaluation of the British pound throughout the first part of 2017.

Redomicile to the U.K. On July 1, 2016, the Cardtronics group of companies changed the location of incorporation of the parent company from Delaware to the U.K., Cardtronics plc, a public limited company organized under English law (“Cardtronics plc”), became the new publicly traded corporate parent of the Cardtronics group of companies following the completion of the merger between Cardtronics, Inc., a Delaware corporation (“Cardtronics Delaware”) and one of its subsidiaries (the “Merger”). The Merger was completed pursuant to the Agreement and Plan of Merger, dated April 27, 2016, the adoption of which was approved by Cardtronics Delaware’s shareholders on June 28, 2016 (collectively, the “Redomicile Transaction”).

U.K. regulatory approval of the DCPayments acquisition. We are pursuing regulatory approval of the DCPayments acquisition with the U.K. Competition and Markets Authority (the “CMA”). Our ability to integrate the combined U.K. business is delayed until such approval is obtained. The CMA has oversight over the U.K. portion of the acquisition, which accounted for approximately 10% of DCPayments’ consolidated revenues during the three months ended March 31, 2017. On May 3, 2017, we were notified by the CMA that the proposed merger of the DCPayments U.K. business with our existing U.K. operations has been referred for an in-depth phase 2 investigation by an independent group of CMA panel members unless we are able to offer, and the CMA accepts, undertakings that would alleviate the competition concerns identified during the initial review by no later than May 10, 2017. The undertakings could involve divesting certain ATMs or other remedies that could negatively impact the performance of the acquisition. We are currently evaluating our next steps in this process.

Restructuring expenses.  During the three months ended March 31, 2017, we initiated a global corporate reorganization and cost reduction initiative (the “Restructuring Plan”), intended to improve our cost structure and operating efficiency. The Restructuring Plan includes workforce reductions, facilities closures, and other cost reduction measures.

During the three months ended March 31, 2017, we incurred $8.2 million of pre-tax expenses related to the Restructuring Plan, including employee termination benefits of $8.0 million and lease termination costs of $0.2 million. These expenses have been reflected in the Restructuring expenses line item in the accompanying Consolidated Statements of Operations. During the quarter, we also identified certain assets that will likely be abandoned or are no longer capable of recovering their carrying values, and as a result, we recognized $3.2 million in asset impairment charges included in the Loss on disposal and impairment of assets line item in the accompanying Consolidated Statements of Operations.

New currency designs in the U.K. Polymer notes were introduced by the Bank of England in 2016 and will be further circulated through 2020. The introduction of these new currency designs has required upgrades to software and physical ATM components on our ATMs in the U.K., which may result in some limited downtime for the affected ATMs. These upgrades will continue during 2017. We have not experienced and do not anticipate any material adverse financial or operational impact as a result of the new requirements to handle these new notes.

Acquisitions. On April 13, 2016, we completed the acquisition of a 2,600 location ATM portfolio in the U.S., from a major financial institution, whereby we acquired ATMs and operating contracts with merchants at various retail locations. This acquisition was affected through multiple closings taking place primarily in April 2016. The total purchase consideration of approximately $13.8 million was paid in installments corresponding to each close.

On January 6, 2017, we completed the acquisition of DCPayments, a leading operator of approximately 25,000 ATMs with operations in Australia, New Zealand, Canada, the U.K., and Mexico. In connection with the closing of the acquisition, each DCPayments common share was acquired for Canadian Dollars $19.00 in cash per common share, and we also repaid the outstanding third-party indebtedness of DCPayments, the combined aggregate of which represented a total transaction value of approximately $658 million Canadian Dollars (approximately $495 million U.S. dollars).

On January 31, 2017, we completed the acquisition of Spark, an independent ATM deployer in South Africa, with a growing network of approximately 2,300 ATMs. The agreed purchase consideration included initial cash consideration, paid at closing, and potential additional contingent consideration. The additional potential purchase consideration is contingent upon Spark achieving certain agreed upon earnings targets in 2019 and 2020.

For additional information related to the acquisitions above, see Item 1. Financial Statements, Note 2. Acquisitions.

Factors Impacting Comparability Between Periods

•

Foreign currency exchange rates. Our reported financial results are subject to fluctuations in foreign currency exchange rates. We estimate that the year-over-year strengthening in the U.S. dollar relative to the currencies in the markets in which we operate caused our reported total revenues to be lower by approximately $11.7 million, or 3.9%, for the three months ended March 31, 2017. As the U.S. dollar has continued to generally gain strength relative to the foreign currencies where we operate our international businesses, and in particular against the British pound after the U.K.’s decision to leave the E.U., we expect our reported financial results throughout the first part of 2017 to continue to be adversely impacted.

•

Acquisitions and divestitures. The results of operations for any acquired entities during a particular year have been included in our consolidated financial statements for that year since the respective dates of the acquisition. Similarly, the results of operations for any divested operations have been excluded from our consolidated financial statements since the dates of divestiture.

Results of Operations

The following table reflects line items from the accompanying Consolidated Statements of Operations as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three Months Ended
	March 31,
	2017	2016
Revenues:
ATM operating revenues	95.6%	96.3%
ATM product sales and other revenues	4.4	3.7
Total revenues	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below) (1)	64.9	61.3
Cost of ATM product sales and other revenues	4.1	3.3
Total cost of revenues	69.0	64.6
Gross profit	31.0	35.4
Operating expenses:
Selling, general, and administrative expenses (2)	11.7	12.3
Redomicile-related expenses	0.2	2.0
Restructuring expenses	2.3	—
Acquisition and divestiture-related expenses	2.4	0.5
Depreciation and accretion expense	8.1	7.5
Amortization of intangible assets	4.2	3.1
Loss on disposal and impairment of assets	0.9	0.1
Total operating expenses	29.9	25.5
Income from operations	1.1	9.9
Other expense:
Interest expense, net	1.8	1.5
Amortization of deferred financing costs and note discount	0.8	0.9
Other income	(0.4)	(0.2)
Total other expense	2.2	2.2
(Loss) income before income taxes	(1.1)	7.7
Income tax (benefit) expense	(0.8)	2.6
Net (loss) income	(0.3)	5.1
Net income (loss) attributable to noncontrolling interests	—	—
Net (loss) income attributable to controlling interests and available to common shareholders	(0.3)%	5.1%

(1)

Excludes effects of depreciation, accretion, and amortization of intangible assets of $37.2 million and $27.4 million for the three months ended March 31, 2017 and 2016, respectively. See Item 1. Financial Statements, Note 1. General and Basis of Presentation – (c) Cost of ATM Operating Revenues and Gross Profit Presentation. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 10.4% and 9.0% for the three months ended March 31, 2017 and 2016, respectively.

(2)	Includes share-based compensation expense of $2.2 million and $3.1 million for the three months ended March 31, 2017 and 2016, respectively.

Key Operating Metrics

We rely on certain key measures to gauge our operating performance, including total transactions, total cash withdrawal transactions, ATM operating revenues per ATM per month, and ATM operating gross profit margin per ATM per month.

The following table reflects certain of these key measures for the periods indicated, including the effect of the acquisitions.

	Three Months Ended
	March 31,
	2017		2016
Average number of transacting ATMs:
United States	45,166		39,295
DCPayments	18,645		—
United Kingdom and Ireland	16,323		15,808
South Africa	2,333		—
Canada	1,781		1,853
Germany, Poland, and Spain	1,425		1,127
Mexico	860		1,391
Total Company-owned	86,533		59,474
United States (1)	12,620		17,455
DCPayments	3,553		—
Total Merchant-owned	16,173		17,455
Average number of transacting ATMs – ATM operations	102,706		76,929

Managed Services and Processing:
United States	123,576		113,129
DCPayments	3,070		—
Canada	2,004		1,524
Average number of transacting ATMs – Managed services and processing	128,650		114,653

Total average number of transacting ATMs	231,356		191,582

Total transactions (in thousands):
ATM operations	362,314		313,131
Managed services and processing, net	246,581		170,879
Total transactions	608,895		484,010

Total cash withdrawal transactions (in thousands):
ATM operations	234,244		192,086

Per ATM per month amounts (excludes managed services and processing):		% Change
Cash withdrawal transactions	760	-8.7%	832

ATM operating revenues (2)	$1,035	-14.9%	$1,216
Cost of ATM operating revenues (3)	714	-9.6%	790
ATM operating gross profit (2) (3)	$321	-24.6%	$426

ATM operating gross profit margin (2) (3)	31.0%		35.0%

(1)	Certain ATMs previously reported in this category are now included in the United States: Managed services and processing and United States: Company-owned categories.
(2)	ATM operating revenues and Cost of ATM operating revenues relating to managed services, processing, ATM equipment sales, and other ATM-related services are not included in this calculation.
(3)

Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is reported separately in the accompanying Consolidated Statements of Operations. See Item 1. Financial Statements, Note 1. General and Basis of Presentation - (c) Cost of ATM Operating Revenues and Gross Profit Presentation.

The following table reflects certain of these key measures for the periods indicated, excluding the effect of the acquisitions.

	Three Months Ended
	March 31,
	2017		2016
Average number of transacting ATMs:
United States	42,786		39,295
United Kingdom and Ireland	16,323		15,808
Canada	1,781		1,853
Germany, Poland, and Spain	1,425		1,127
Mexico	860		1,391
Total Company-owned	63,175		59,474
United States (1)	12,620		17,455
Total Merchant-owned	12,620		17,455
Average number of transacting ATMs – ATM operations	75,795		76,929

Managed Services and Processing:
United States	123,576		113,129
Canada	2,004		1,524
Average number of transacting ATMs – Managed services and processing	125,580		114,653

Total average number of transacting ATMs	201,375		191,582

Total transactions (in thousands):
ATM operations	312,504		313,131
Managed services and processing, net	163,442		170,879
Total transactions	475,946		484,010

Total cash withdrawal transactions (in thousands):
ATM operations	195,288		192,086

Per ATM per month amounts (excludes managed services and processing):		% Change
Cash withdrawal transactions	859	3.2%	832

ATM operating revenues (2)	$1,133	-6.8%	$1,216
Cost of ATM operating revenues (3)	753	-4.7%	790
ATM operating gross profit (2) (3)	$380	-10.8%	$426

ATM operating gross profit margin (2) (3)	33.5%		35.0%

(1)	Certain ATMs previously reported in this category are now included in the United States: Managed services and processing and United States: Company-owned categories.
(2)	ATM operating revenues and Cost of ATM operating revenues relating to managed services, processing, ATM equipment sales, and other ATM-related services are not included in this calculation.
(3)

Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is reported separately in the accompanying Consolidated Statements of Operations. See Item 1. Financial Statements, Note 1. General and Basis of Presentation - (c) Cost of ATM Operating Revenues and Gross Profit Presentation.

Revenues

	Three Months Ended
	March 31,
	2017	2016	% Change
	(In thousands, excluding percentages)
North America
ATM operating revenues	$197,827	$200,454	(1.3)%
ATM product sales and other revenues	10,226	9,638	6.1
North America total revenues	208,053	210,092	(1.0)
Europe & Africa
ATM operating revenues	79,704	86,585	(7.9)
ATM product sales and other revenues	1,529	1,395	9.6
Europe & Africa total revenues	81,233	87,980	(7.7)
DCPayments
ATM operating revenues	58,861	—	n/m
ATM product sales and other revenues	3,770	—	n/m
DCPayments total revenues	62,631	—	n/m
Corporate & Other
ATM operating revenues	10,071	11,012	(8.5)
ATM product sales and other revenues	290	126	130.2
Corporate & Other total revenues	10,361	11,138	(7.0)

Eliminations	(4,706)	(5,963)	(21.1)

Total ATM operating revenues	341,788	292,088	17.0
Total ATM product sales and other revenues	15,784	11,159	41.4
Total revenues	$357,572	$303,247	17.9%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

ATM operating revenues. ATM operating revenues during the three months ended March 31, 2017 increased $49.7 million, or 17.0%, from the three months ended March 31, 2016. The revenue increase is attributable to the DCPayments acquisition, partially offset by lower growth in North America and Europe, as described further below.

The following table details, by segment, the changes in the various components of ATM operating revenues:

	Three Months Ended
	March 31,
	2017	2016	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$93,766	$92,936	$830	0.9%
Interchange revenues	47,325	46,716	609	1.3
Bank-branding and surcharge-free network revenues	46,349	46,963	(614)	(1.3)
Managed services revenues	6,668	8,839	(2,171)	(24.6)
Other revenues	3,719	5,000	(1,281)	(25.6)
Total ATM operating revenues	197,827	200,454	(2,627)	(1.3)
Europe & Africa
Surcharge revenues	20,712	23,901	(3,189)	(13.3)
Interchange revenues	56,651	60,326	(3,675)	(6.1)
Other revenues	2,341	2,358	(17)	(0.7)
Total ATM operating revenues	79,704	86,585	(6,881)	(7.9)
DCPayments
Surcharge revenues	39,777	—	39,777	n/m
Interchange revenues	9,675	—	9,675	n/m
Bank-branding and surcharge-free network revenues	58	—	58	n/m
Managed services revenues	8,948	—	8,948	n/m
Other revenues	403	—	403	n/m
Total ATM operating revenues	58,861	—	58,861	n/m
Corporate & Other
Other revenues	10,071	11,012	(941)	(8.5)
Total ATM operating revenues	10,071	11,012	(941)	(8.5)
Eliminations	(4,675)	(5,963)	1,288	(21.6)
Total ATM operating revenues	$341,788	$292,088	$49,700	17.0%

North America. For the three months ended March 31, 2017, our ATM operating revenues in our North America segment, which includes our operations in the U.S., Canada, Mexico, and Puerto Rico, decreased $2.6 million, or 1.3%, compared to the same period in 2016. This decrease was primarily attributable to lower same-store cash withdrawal transactions on our U.S. ATMs, which was partially offset by contributions from the 2016 acquisition. The lower same-store cash withdrawal transactions during the three months ended March 31, 2017 were adversely impacted by an abnormally strong comparable period in 2016, which was positively impacted by elevated transactions at convenience store locations as a result of record Powerball lottery jackpots in the U.S. Additionally, 2016 had an extra day due to the leap year. Finally, in the 2017 period, we experienced software-related issues in conjunction with our ATM upgrade and EMV compliance effort as well as service disruption at a number of ATMs caused by a third-party software issue, which caused some downtime at a significant number of our ATMs.

Europe & Africa. For the three months ended March 31, 2017, our ATM operating revenues in our Europe & Africa segment, which includes our operations in the U.K., Ireland, Germany, Poland, Spain, South Africa, and i-design, decreased $6.9 million, or 7.9%, compared to the same period in 2016. The ATM operating revenues in our European operations for the three months ended March 31, 2017 would have been higher by approximately $11.5 million, or an additional 13.2%, absent adverse foreign currency exchange rate movements. The increase in the Europe & Africa segment

(excluding effects of foreign currency exchange rate changes) is attributable primarily to organic ATM operating revenue growth, driven by an increase in the number of transacting ATMs related to recent ATM placement agreements with new merchants, and to a lesser extent, the revenue contribution from the Spark (South Africa) acquisition. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

DCPayments. For the three months ended March 31, 2017, our ATM operating revenues from our DCPayments segment, which includes DCPayments’ ATM operations in Australia, New Zealand, Canada, the U.K., and Mexico, were $58.9 million. The DCPayments acquisition was completed on January 6, 2017, and our results for the three months ended March 31, 2017 reflect the ATM operating revenues from this date.

Corporate & Other. For the three months ended March 31, 2017, our ATM operating revenues in our Corporate & Other segment, which includes our transaction processing businesses and corporate functions, decreased 8.5% compared to the same period in 2016, primarily as a result of lower transaction volumes.

ATM product sales and other revenues. For the three months ended March 31, 2017, our ATM product sales and other revenues increased $4.6 million compared to the same period in 2016. This increase was primarily related to the DCPayments acquisition and a slight increase in North America.

Cost of Revenues

	Three Months Ended
	March 31,
	2017	2016	% Change
	(In thousands, excluding percentages)
North America
Cost of ATM operating revenues (1)	$134,164	$126,967	5.7%
Cost of ATM product sales and other revenues	10,398	9,171	13.4
North America total cost of revenue (1)	144,562	136,138	6.2
Europe & Africa
Cost of ATM operating revenues (1)	51,833	57,224	(9.4)
Cost of ATM product sales and other revenues	2,400	641	274.4
Europe & Africa total cost of revenues (1)	54,233	57,865	(6.3)
DCPayments
Cost of ATM operating revenues (1)	42,507	—	n/m
Cost of ATM product sales and other revenues	1,594	—	n/m
DCPayments total cost of revenues (1)	44,101	—	n/m
Corporate & Other
Cost of ATM operating revenues (1)	8,098	7,712	5.0
Cost of ATM product sales and other revenues	274	121	126.4
Corporate & Other total cost of revenues (1)	8,372	7,833	6.9

Eliminations	(4,706)	(5,963)	(21.1)

Cost of ATM operating revenues (1)	231,927	185,940	24.7
Cost of ATM product sales and other revenues	14,635	9,933	47.3
Total cost of revenues (1)	$246,562	$195,873	25.9%

(1)	Exclusive of depreciation, accretion, and amortization of intangible assets.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) for the three months ended March 31, 2017 increased $46.0 million, or 24.7%, from the three months ended March 31, 2016, with the majority of the increase related to the DCPayments acquisition.

The following table details, by segment, the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Three Months Ended
	March 31,
	2017	2016	Change	% Change
	(In thousands, excluding percentages)
Cost of ATM operating revenues
North America
Merchant commissions	$67,602	$64,452	$3,150	4.9%
Vault cash rental	12,818	14,201	(1,383)	(9.7)
Other costs of cash	19,051	15,252	3,799	24.9
Repairs and maintenance	14,865	12,994	1,871	14.4
Communications	5,042	5,220	(178)	(3.4)
Transaction processing	4,904	4,799	105	2.2
Employee costs	5,062	4,776	286	6.0
Other expenses	4,820	5,273	(453)	(8.6)
Total cost of ATM operating revenues	134,164	126,967	7,197	5.7
Europe & Africa
Merchant commissions	22,318	23,943	(1,625)	(6.8)
Vault cash rental	2,800	3,072	(272)	(8.9)
Other costs of cash	4,549	5,017	(468)	(9.3)
Repairs and maintenance	3,225	4,309	(1,084)	(25.2)
Communications	2,525	2,427	98	4.0
Transaction processing	3,408	4,314	(906)	(21.0)
Employee costs	9,186	10,303	(1,117)	(10.8)
Other expenses	3,822	3,839	(17)	(0.4)
Total cost of ATM operating revenues	51,833	57,224	(5,391)	(9.4)
DCPayments
Merchant commissions	24,187	—	24,187	n/m
Vault cash rental	3,034	—	3,034	n/m
Other costs of cash	4,971	—	4,971	n/m
Repairs and maintenance	3,219	—	3,219	n/m
Communications	1,603	—	1,603	n/m
Transaction processing	2,296	—	2,296	n/m
Employee costs	2,008	—	2,008	n/m
Other expenses	1,189	—	1,189	n/m
Total cost of ATM operating revenues	42,507	—	42,507	n/m
Corporate & Other
Employee costs	2,691	2,527	164	6.5
Other expenses	5,407	5,185	222	4.3
Total cost of ATM operating revenues	8,098	7,712	386	5.0
Eliminations	(4,675)	(5,963)	1,288	(21.6)
Total cost of ATM operating revenues	$231,927	$185,940	$45,987	24.7%

North America. For the three months ended March 31, 2017, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $7.2 million, or 5.7%, compared to the same period in 2016. The increase was attributable to the following: (i) higher other cost of cash driven by recent charges from networks associated with suspected fraudulent transactions following the EMV liability shift on the MasterCard network, (ii) higher maintenance costs related primarily to recent software upgrades at certain Company-owned ATMs, and (iii) higher merchant commission expense associated with our recent acquisitions and recent contract renewals. For additional information on EMV, see Europay, MasterCard, Visa (“EMV”) standard and software upgrades in the U.S. above.

Europe & Africa. For the three months ended March 31, 2017, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) decreased $5.4 million, or 9.4%, compared to the same period in 2016. Adjusting for changes in foreign currency exchange rates, cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) were up $2.1 million, or 3.7%. Excluding the foreign currency exchange rate movements, the increase is fairly consistent with the increase in revenues (also on a constant-currency basis) during the period. Additionally, we continued to realize operational efficiencies across our maintenance and cash replenishment functions. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

DCPayments. For the three months ended March 31, 2017, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) from our DCPayments segment were $42.5 million. The DCPayments acquisition was completed on January 6, 2017, and our results for the three months ended March 31, 2017 reflect the cost of ATM operating revenues from this date.

Corporate & Other. For the three months ended March 31, 2017, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) were relatively consistent with the same period in 2016, and generally consistent with the related revenues discussed above.

Cost of ATM product sales and other revenues. For the three months ended March 31, 2017, our cost of ATM product sales and other revenues increased $4.7 million compared to the same period in 2016. This increase is consistent with the increase in related revenues as discussed above.

Gross Profit Margin

	Three Months Ended
	March 31,
	2017	2016
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets	32.1%	36.3%
Inclusive of depreciation, accretion, and amortization of intangible assets	21.3%	27.0%
ATM product sales and other revenues gross profit margin	7.3%	11.0%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets.	31.0%	35.4%
Inclusive of depreciation, accretion, and amortization of intangible assets	20.7%	26.4%

ATM operating gross profit margin. For the three months ended March 31, 2017, our ATM operating gross profit margin exclusive of depreciation, accretion, and amortization of intangible assets decreased compared to the same period in 2016. This decrease was attributable to lower revenues in the U.S. coupled with higher operating costs, primarily related to our U.S. EMV ATM upgrades. Additionally, DCPayments had a lower gross profit margin than we reported in the first quarter of 2016, which also reduced our overall gross profit margin compared to the same period in 2016.

ATM product sales and other revenues gross profit margin. For the three months ended March 31, 2017, our gross profit margin on ATM product sales and other revenues decreased compared to the same period in 2016 primarily related to the mix of products sold.

Selling, General, and Administrative Expenses

	Three Months Ended
	March 31,
	2017	2016	% Change
	(In thousands, excluding percentages)
Selling, general, and administrative expenses	$39,709	$34,348	15.6%
Share-based compensation expense	2,240	3,051	(26.6)
Total selling, general, and administrative expenses	$41,949	$37,399	12.2%

Percentage of total revenues:
Selling, general, and administrative expenses	11.1%	11.3%
Share-based compensation expense	0.6%	1.0%
Total selling, general, and administrative expenses	11.7%	12.3%

Selling, general, and administrative expenses (“SG&A expenses”), excluding share-based compensation expense. For the three months ended March 31, 2017, SG&A expenses, excluding share-based compensation expense, increased $5.4 million, or 15.6%, compared to the same period in 2016. This increase is primarily attributable to SG&A expenses associated with the DCPayments acquisition.

Share-based compensation expense. For the three months ended March 31, 2017, share-based compensation decreased $0.8 million, or 26.6%, compared to the same period in 2016. This decrease was attributable to a higher level of forfeitures during the period as a result of our Restructuring Plan and the associated employee terminations. The employee terminations resulted in the net reversal of approximately $1.5 million in share-based compensation expense. For additional information related to share-based compensation, see Item 1. Financial Statements, Note 3. Share-based Compensation.

Redomicile-related Expenses

Redomicile-related expenses. As a result of the Redomicile Transaction, during the three months ended March 31, 2017, we incurred $0.8 million of professional service expenses related to restructuring parts of our corporate structure. We incurred $6.0 million of Redomicile-related expenses in the three months ended March 31, 2016. For additional information, see in Item 1. Financial Statements, Note 1. General and Basis of Presentation - (d) Redomicile to the U.K.

Restructuring Expenses

Restructuring expenses. During the three months ended March 31, 2017, we implemented a Restructuring Plan, which is intended to improve our cost structure and operating efficiency and includes workforce reductions, facilities closures, and other cost reduction measures. These expenses consist of $8.0 million of employee termination benefits and $0.2 million of lease termination costs. For additional information, see Item 1. Financial Statements, Note 1. General and Basis of Presentation - (e) Restructuring Expenses.

Acquisition and Divestiture-related Expenses

	Three Months Ended
	March 31,
	2017	2016	% Change
	(In thousands, excluding percentages)
Acquisition and divestiture-related expenses	$8,456	$1,584	433.8%

Percentage of total revenues	2.4%	0.5%

Acquisition and divestiture-related expenses. For the three months ended March 31, 2017, acquisition and divestiture-related expenses increased $6.9 million compared to the same period in 2016. This increase was driven by the professional fees associated with the completion and integration of the DCPayments and Spark acquisitions in January 2017.

Depreciation and Accretion Expense

	Three Months Ended
	March 31,
	2017	2016	% Change
	(In thousands, excluding percentages)
Depreciation and accretion expense	$29,121	$22,677	28.4%

Percentage of total revenues	8.1%	7.5%

Depreciation and accretion expense. For the three months ended March 31, 2017, depreciation and accretion expense increased $6.4 million, or 28.4%, compared to the same period in 2016. This increase was primarily driven by the additional assets associated with the DCPayments and Spark acquisitions, and to a lesser extent, incremental depreciation expense associated with our U.S. ATM upgrades and replacements.

Amortization of Intangible Assets

	Three Months Ended
	March 31,
	2017	2016	% Change
	(In thousands, excluding percentages)
Amortization of intangible assets	$15,180	$9,263	63.9%

Percentage of total revenues	4.2%	3.1%

Amortization of intangible assets. For the three months ended March 31, 2017, amortization of intangible assets increased by $5.9 million, compared to the same period in 2016. This increase was driven by the addition of intangible assets in conjunction with the DCPayments and Spark acquisitions, completed in January 2017.

Loss on Disposal and Impairment of Assets

	Three Months Ended
	March 31,
	2017	2016	% Change

	(In thousands, excluding percentages)
Loss on disposal and impairment of assets	$3,194	$382	736.1%

Percentage of total revenues	0.9%	0.1%

Loss on disposal and impairment of assets. For the three months ended March 31, 2017, loss on disposal and impairment of assets increased by $2.8 million, compared to the same period in 2016. During the quarter, we identified certain assets that will likely be abandoned or are no longer capable of recovering their carrying values, and as a result, we recognized $3.2 million in asset impairment charges included in the Loss on disposal and impairment of assets line item in the accompanying Consolidated Statements of Operations.

Interest Expense, Net

	Three Months Ended
	March 31,
	2017	2016	% Change
	(In thousands, excluding percentages)
Interest expense, net	$6,557	$4,492	46.0%

Percentage of total revenues	1.8%	1.5%

Interest expense, net. For the three months ended March 31, 2017, interest expense, net, increased $2.1 million, or 46.0%, compared to the same period in 2016. This increase was attributable to additional borrowings under our revolving credit facility, which were used to fund our recently completed acquisitions. For additional information related to our outstanding borrowings, see Item 1. Financial Statements, Note 8. Long-Term Debt and Item 1. Financial Statements, Note 19. Subsequent Events.

Income Tax (Benefit) Expense

	Three Months Ended
	March 31,
	2017	2016	% Change
	(In thousands, excluding percentages)
Income tax (benefit) expense	$(2,952)	$7,955	(137.1)%

Effective tax rate	76.8%	34.1%

Income tax (benefit) expense. The additional income tax benefit compared to the same period in 2016 was primarily attributable to the excess tax benefits realized related to share-based compensation in accordance with Financial Accounting Standards Board issued Accounting Standard Update No. 2016-09, Improvements to Employee Stock-Based Payment Accounting (“ASU 2016-09”). For additional information related to ASU 2016-09, see Item 1. Financial Statements, Note 1. General and Basis of Presentation - (b) Basis of Presentation.

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, Adjusted EBITA, Adjusted Net Income, Adjusted Net Income per diluted share, Free Cash Flow, and certain results prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), as well as non-GAAP measures on a constant-currency basis represent non-GAAP financial measures provided as a complement to financial results prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures reported by other companies. We use these non-GAAP financial measures in managing and measuring the performance of our business, including setting and measuring incentive based compensation for management. We believe that the presentation of these measures and the identification of notable, non-cash, and/or (if applicable in a particular period) certain costs not anticipated to occur in future periods enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years. Adjusted EBITDA and Adjusted EBITA excludes amortization of intangible assets, share-based compensation expense, acquisition and divestiture-related expenses, certain non-operating expenses, (if applicable in a particular period) certain costs not anticipated to occur in future periods, gains or losses on disposal and impairment of assets, our obligation for the payment of income taxes, interest expense, and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Additionally, Adjusted EBITDA excludes depreciation and accretion expense. Depreciation and accretion expense and amortization of intangible assets are excluded as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired. Adjusted Net Income represents net (loss) income computed in accordance with U.S. GAAP, before amortization of intangible assets, gains or losses on disposal and impairment of assets, share-based compensation expense, certain other expense amounts, acquisition and divestiture-related expenses, certain non-operating expenses, and (if applicable in a particular period) certain costs not anticipated to occur in future periods (together, the “Adjustments”). Prior to June 30, 2016, Adjusted Net Income was calculated using an estimated long-term cross-jurisdictional effective cash tax rate of 32.0% subsequent to the redomicile of our parent company to the U.K., we revised the process for determining our non-GAAP tax rate and now utilizes a non-GAAP tax rate derived from the U.S. GAAP tax rate adjusted for the net tax effects of the Adjustments, based on the nature and geography of the Adjustments. For the three months ended March 31, 2017, the non-GAAP tax rate used to calculate Adjusted Net Income was approximately 28.2%. For the three months ended March 31, 2016, we used our previous estimated long-term cross-jurisdictional tax rate of 32.0%. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by weighted average diluted shares outstanding. Free Cash Flow is defined as cash provided by operating activities less payments for capital expenditures, including those financed through direct debt, but excluding acquisitions. The Free Cash Flow measure does not take into consideration certain other non-discretionary cash requirements such as mandatory principal payments on portions of our long-term debt. Management calculates certain U.S. GAAP as well as non-GAAP measures on a constant-currency basis using the average foreign currency exchange rates applicable in the corresponding period of the previous year and applying these rates to the measures. Management uses U.S. GAAP as well as non-GAAP measures on a constant-currency basis to assess performance and eliminate the effect foreign currency exchange rates have on comparability between periods.

The non-GAAP financial measures presented herein should not be considered in isolation or as a substitute for operating income, net (loss) income, cash flows from operating, investing, or financing activities, or other income or cash flow measures prepared in accordance with U.S. GAAP. Reconciliations of the non-GAAP financial measures used herein to the most directly comparable U.S. GAAP financial measures are presented as follows:

Reconciliation of Net (Loss) Income Attributable to Controlling Interests and Available to Common Shareholders to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income (in thousands, excluding share and per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Net (loss) income attributable to controlling interests and available to common shareholders	$(901)	$15,384
Adjustments:
Interest expense, net	6,557	4,492
Amortization of deferred financing costs and note discount	2,976	2,782
Income tax (benefit) expense	(2,952)	7,955
Depreciation and accretion expense	29,121	22,677
Amortization of intangible assets	15,180	9,263
EBITDA	$49,981	$62,553

Add back:
Loss on disposal and impairment of assets	3,194	382
Other income (1)	(1,580)	(555)
Noncontrolling interests (2)	(4)	(18)
Share-based compensation expense	2,197	3,168
Acquisition and divestiture-related expenses (3)	8,456	1,584
Redomicile-related expenses (4)	760	6,036
Restructuring expenses (5)	8,243	—
Adjusted EBITDA	$71,247	$73,150
Less:
Depreciation and accretion expense (6)	29,118	22,669
Adjusted EBITA	$42,129	$50,481
Less:
Interest expense, net	6,557	4,492
Adjusted pre-tax income	35,572	45,989
Income tax expense (7)	10,031	14,716
Adjusted Net Income	$25,541	$31,273

Adjusted Net Income per share	$0.56	$0.69
Adjusted Net Income per diluted share	$0.55	$0.68

Weighted average shares outstanding – basic	45,490,461	45,073,654
Weighted average shares outstanding – diluted (8)	46,226,190	45,703,488

(1)	Includes foreign currency translation gains or losses and other non-operating costs.
(2)	Noncontrolling interest adjustment made such that Adjusted EBITDA includes only our ownership interest in the Adjusted EBITDA of one of our Mexican subsidiaries.
(3)	Acquisition and divestiture-related expenses include costs incurred for professional and legal fees and certain other transition and integration-related costs.
(4)	Expenses associated with the redomicile of our parent company to the U.K., which was completed on July 1, 2016.
(5)	Expenses primarily related to employee severance costs associated with our Restructuring Plan.
(6)	Amounts exclude a portion of the expenses incurred by one of our Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.
(7)

Calculated using an effective tax rate of approximately 28.2% for the three months ended March 31, 2017, which represents our U.S. GAAP tax rate as adjusted for the tax effects related to the items excluded from Adjusted Net Income. For the three months ended March 31, 2016, we used our previous estimated long-term cross-jurisdictional tax rate of 32.0%. See Non-GAAP Financial Measures above.

(8)

Consistent with the positive Adjusted Net Income, the Adjusted Net Income per diluted share amounts have been calculated using the diluted shares outstanding that would have resulted from positive GAAP Net Income.

Reconciliation of U.S. GAAP Revenue to Constant-Currency Revenue

Europe & Africa revenue	Three Months Ended
	March 31,
	2017			2016	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$79,704	$11,471	$91,175	$86,585	(7.9)%	5.3%
ATM product sales and other revenues	1,529	198	1,727	1,395	9.6	23.8
Total revenues	$81,233	$11,669	$92,902	$87,980	(7.7)%	5.6%

Consolidated revenue	Three Months Ended
	March 31,
	2017			2016	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$341,788	$11,460	$353,248	$292,088	17.0%	20.9%
ATM product sales and other revenues	15,784	198	15,982	11,159	41.4	43.2
Total revenues	$357,572	$11,658	$369,230	$303,247	17.9%	21.8%

Reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per diluted share on a Non-GAAP basis to Constant-Currency

	Three Months Ended
	March 31,
	2017			2016	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant -Currency	Non - GAAP (1)	Non - GAAP (1)	Constant -Currency
	(In thousands)
Adjusted EBITDA	$71,247	$2,731	$73,978	$73,150	(2.6)%	1.1%

Adjusted Net Income	$25,541	$1,031	$26,572	$31,273	(18.3)%	(15.0)%

Adjusted Net Income per diluted share (2)	$0.55	$0.02	$0.57	$0.68	(19.1)%	(16.2)%

(1)

As reported on the Reconciliation of Net (Loss) Income Attributable to Controlling Interests and Available to Common Shareholders to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income above.

(2)

Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by the weighted average diluted shares outstanding of 46,226,190 and 45,703,488 for the three months ended March 31, 2017 and 2016, respectively. Consistent with the positive Adjusted Net Income, the Adjusted Net Income per diluted share amounts have been calculated using the diluted shares outstanding that would have resulted from positive GAAP Net Income.

Reconciliation of Free Cash Flow

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Cash provided by operating activities	$10,449	$44,654
Payments for capital expenditures (1):
Cash used in investing activities, excluding acquisitions and divestitures	(38,561)	(16,451)
Free cash flow	$(28,112)	$28,203

(1)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and other intangible assets. Additionally, capital expenditure amounts for one of our Mexican subsidiaries, in our North America segment, are reflected gross of any noncontrolling interest amounts.

Liquidity and Capital Resources

Overview

As of March 31, 2017, we had $40.2 million in cash and cash equivalents and $996.2 million in outstanding long-term debt.

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

Operating Activities

Net cash provided by operating activities totaled $10.4 million during the three months ended March 31, 2017, compared to $44.7 million during the same period in 2016. The decrease in net cash provided by operating activities is primarily attributable to our changes in working capital and due to the timing, the payment of a significant amount of payables.

Investing Activities

Net cash used in investing activities totaled $525.6 million during the three months ended March 31, 2017, compared to $11.8 million during the same period in 2016. The increase in net cash used in investing activities is primarily attributable to the DCPayments and Spark acquisitions completed in January 2017.

Anticipated future capital expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be attributable to organic growth projects, including the purchase of ATMs for both new and existing ATM management agreements and various compliance requirements as discussed in Recent Events and Trends - Capital investments above. We expect that our capital expenditures for the remainder of 2017 will total approximately $140 million to $150 million, the majority of which is expected to be utilized to support new business growth, together with technology and compliance upgrades to enhance our existing ATM equipment with additional functionalities. We expect such capital expenditures to be funded primarily through our cash flows from operations and we anticipate being able to fund all capital expenditures internally.

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

On January 6, 2017, we completed the acquisition of DCPayments, for a total transaction value of approximately $658 million Canadian Dollars (approximately $495 million U.S. dollars).  On January 31, 2017, we completed the acquisition of Spark with initial cash consideration, paid at closing, and potential additional contingent consideration subject to certain performance conditions being met in future periods. Both of these transactions were financed with cash on hand and borrowings under our revolving credit facility. For additional information, see Recent Events and Trends - Acquisitions above.

Financing Activities

Net cash provided by (used in) financing activities totaled $483.2 million during the three months ended March 31, 2017, compared to $(34.0) million for the same period in 2016. The cash provided by financing activities during the three months ended March 31, 2017 was provided by the borrowings under our revolving credit facility to fund the DCPayments and Spark acquisitions.

Financing Facilities

As of March 31, 2017, we had $996.2 million in outstanding long-term debt, which was comprised of: (i) $504.9 million in borrowings under our revolving credit facility, (ii) $287.5 million of the 1.00% Convertible Senior Notes due 2020 (the “Convertible Notes”) of Cardtronics Delaware, of which $243.7 million was recorded in the accompanying Consolidated Balance Sheets, net of the unamortized discount and capitalized debt issuance costs, and (iii) $250.0 million of the 5.125% Senior Notes due 2022 (the “2022 Notes”) of Cardtronics Delaware, of which $247.5 million was recorded in the accompanying Consolidated Balance Sheets, net of capitalized debt issuance cost.

Revolving Credit Facility. As of March 31, 2017, we had a $600.0 million revolving credit facility that was led by a syndicate of banks with JPMorgan Chase, N.A. serving as administrative agent. The revolving credit facility provided us with $600.0 million in available borrowings and letters of credit (subject to the covenants contained within our amended and restated credit agreement (the “Credit Agreement”) governing the revolving credit facility).

On April 4, 2017, we entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. Pursuant to the Fifth Amendment, the total commitments of the lenders under the revolving credit facility were decreased from $600.0 million to $400.0 million (the total commitments as amended by the Fifth Amendment, the “Commitment”). In conjunction with the decrease in the amount of the total commitments, as described above, an accordion provision under the Credit Agreement to increase the lenders’ commitments to up to $500.0 million, under certain conditions, was added. Under the Fifth Amendment, certain of our subsidiaries were added as borrowers and guarantors, and the Canadian Imperial Bank of Commerce was added as a lender. The representations, warranties and covenants, and the interest rates applicable to the borrowings did not change. Prior to entering into the Fifth Amendment, the net proceeds received from the offering of the $300.0 million 5.50% Senior Notes due 2025 (the “2025 Notes”) were used to repay approximately $295.0 million of the outstanding borrowings under the Credit Agreement. For additional information, see Recent Events and Trends - Acquisitions above.

The maturity date of the Credit Agreement is July 1, 2021. The Commitment can be borrowed in U.S. dollars, alternative currencies, or a combination thereof. The Credit Agreement provides for sub-limits under the Commitment of $50.0 million for swingline loans and $30.0 million for letters of credit. Borrowings (not including swingline loans and alternative currency loans) accrue interest at our option at either the Alternate Base Rate (as defined in the Credit

Agreement) or the Adjusted LIBO Rate (as defined in the Credit Agreement) plus a margin depending on the our most recent Total Net Leverage Ratio (as defined in the Credit Agreement). The margin for Alternative Base Rate loans varies between 0% and 1.25% and the margin for Adjusted LIBO Rate loans varies between 1.00% and 2.25%. Swingline loans denominated in U.S. dollars bear interest at the Alternate Base Rate plus a margin as described above and swingline loans denominated in alternative currencies bear interest at the Overnight LIBO Rate (as defined in the Credit Agreement) plus the applicable margin for the Adjusted LIBO Rate. Substantially all of our U.S. assets, including the stock of certain of our subsidiaries are pledged as collateral to secure borrowings made under the revolving credit facility. Furthermore, each of the Credit Facility Guarantors (as defined in the Credit Agreement) has guaranteed the full and punctual payment of the obligations under the revolving credit facility. The obligations of the CFC Borrowers (as defined in the Credit Agreement) are secured by the assets of the CFC Guarantors (as defined in the Credit Agreement), which do not guarantee the obligations of the Credit Facility Guarantors. There are currently no restrictions on the ability of our subsidiaries to declare and pay dividends to it.

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

As of March 31, 2017, the weighted average interest rate on our borrowings under our revolving credit facility was approximately 2.2%. Additionally, as of March 31, 2017, we were in compliance with all applicable covenants and ratios under our revolving credit facility and would continue to be in compliance even in the event of substantially higher borrowings or substantially lower earnings.

As of March 31, 2017, the outstanding balance under our revolving credit facility was $504.9 million and the available borrowing capacity under our revolving credit facility totaled $95.1 million.

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

Cardtronics Delaware is permitted to settle any conversion obligation under the Convertible Notes, in excess of the principal balance, in cash, shares, or a combination of cash and shares, at its election. We intend to satisfy any conversion premium by issuing shares. For additional information, see Item 1. Financial Statements, Note 8. Long-Term Debt.

$250.0 Million 5.125% Senior Notes due 2022. On July 28, 2014, Cardtronics Delaware issued the 2022 Notes pursuant to an indenture dated July 28, 2014 among Cardtronics Delaware, certain subsidiary guarantors, and Wells Fargo Bank, National Association, as trustee. Interest on the 2022 Notes is payable semi-annually in cash in arrears on February 1st and August 1st of each year.

On July 1, 2016, Cardtronics plc, Cardtronics Delaware, certain subsidiary guarantors, and Wells Fargo Bank, National Association, as trustee, entered into a supplemental indenture (the “2022 Notes Supplemental Indenture”) with respect to the 2022 Notes. The 2022 Notes Supplemental Indenture provides for the unconditional and irrevocable guarantee by Cardtronics plc of the prompt payment, when due, of any amount owed to the holders of the 2022 Notes. Furthermore, certain additional subsidiary guarantors were also added as guarantors to the 2022 Notes pursuant to the 2022 Notes Supplemental Indenture. On April 28, 2017, additional subsidiaries of Cardtronics plc were added as 2022 Notes Guarantors pursuant to the 2022 Notes Supplemental Indenture.

As of March 31, 2017, we were in compliance with all applicable covenants required under the 2022 Notes.

$300.0 Million 5.50% Senior Notes due 2025. On April 4, 2017, in a private placement offering, Cardtronics Delaware and Cardtronics USA, Inc. (the “2025 Notes Issuers”) issued $300.0 million principal amount of the 2025 Notes pursuant to an indenture dated April 4, 2017 among the 2025 Notes Issuers, Cardtronics plc and certain of its subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee. The net proceeds received from the 2025 Notes were used to repay approximately $295.0 million of the outstanding borrowings under our revolving credit facility that were used to fund the acquisition of DCPayments.

New Accounting Standards

For information related to recent accounting pronouncements not yet adopted during 2017, see Item 1. Financial Statements, Note 18. New Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2016 Form 10-K.

We are exposed to certain risks related to our ongoing business operations, including interest rate risk associated with our vault cash rental obligations and, to a lesser extent, borrowings under our revolving credit facility. The following quantitative and qualitative information is provided about financial instruments to which we were a party at March 31, 2017, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Interest Rate Risk

Vault cash rental expense. Because our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates in the U.S., the U.K., Germany, Poland, and Spain. In Australia, the formula is based on the Bank Bill Swap Rates (“BBSY”), in South Africa, the rate is based on the South African Prime Lending rate, in Canada, the rate is based on the Bank of Canada’s Bankers Acceptance Rate and the Canadian prime rate, and in Mexico, the rate is based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”).

As a result of the significant sensitivity surrounding our vault cash rental expense, we have entered into a number of interest rate swap contracts with varying notional amounts and fixed interest rates in the U.S. and the U.K. to effectively fix the rate we pay on the amounts of our current and anticipated outstanding vault cash balances.

The notional amounts, weighted average fixed rates, and terms associated with our interest rate swap contracts that are currently in place in the U.S. and the U.K. (as of the date of the issuance of this Form 10-Q) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts	Weighted Average Fixed Rate
U.S.	U.S.	U.K.	U.K.	Term
(In millions)		(In millions)
$1,000	2.53%	£550	0.82%	April 1, 2017 – December 31, 2017
$1,150	2.17%	£550	0.82%	January 1, 2018 – December 31, 2018
$1,000	2.06%	£550	0.90%	January 1, 2019 – December 31, 2019
$1,000	2.06%	£500	0.94%	January 1, 2020 – December 31, 2020
$400	1.46%	£500	0.94%	January 1, 2021 – December 31, 2021
$400	1.46%	£500	0.94%	January 1, 2022 – December 31, 2022

In conjunction with the DCPayments acquisition, completed on January 6, 2017, we became party to a $50.0 million Australian dollar notional amount, 2.75% fixed rate interest rate swap contract, which terminates on February 27, 2018, a $50.0 million Australian dollar notional amount, 3.2% fixed rate interest rate swap contract, which terminates on September 28, 2018, and a $35.0 million Australian dollar notional amount, 2.98% fixed rate interest rate swap contract, which terminates on February 28, 2019. Effective January 6, 2017, these interest rate swap contracts were designated as cash flow hedging instruments.

The notional amounts, weighted average fixed rates, and terms associated with our interest rate swap contracts that are currently in place in Australia (as of the date of the issuance of this Form 10-Q) are as follows:

Notional Amounts	Weighted Average Fixed Rate
AUS	AUS	Term
(In millions)
$135	2.98%	April 1, 2017 – February 27, 2018
$85	3.11%	February 28, 2018 – September 28, 2018
$35	2.98%	September 29, 2018 – February 28, 2019

Summary of Interest Rate Exposure on Average Outstanding Vault Cash Balances

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in North America based on our average outstanding vault cash balance for the quarter ended March 31, 2017 and assuming a 100 basis point increase in interest rates (in millions):

Average outstanding vault cash balance	$2,471
Interest rate swap contracts fixed notional amount	(1,000)
Residual unhedged outstanding vault cash balance	$1,471

Additional annual interest incurred on 100 basis point increase	$14.71

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

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Europe & Africa based on our average outstanding vault cash balance for the quarter ended March 31, 2017 and assuming a 100 basis point increase in interest rates (in millions):

Average outstanding vault cash balance	$1,064
Interest rate swap contracts fixed notional amount	(687)
Residual unhedged outstanding vault cash balance	$377

Additional annual interest incurred on 100 basis point increase	$3.77

Our sensitivity to changes in interest rates in Europe & Africa is partially mitigated by the interchange rate setting methodology that impacts our U.K. interchange revenue. Under this methodology, expected interest rate costs are utilized to determine the interchange rate that is set on an annual basis. As a result of this structure, should interest rates rise in the U.K., causing our operating expenses to rise, we would expect to see a rise in interchange rates (and our revenues), albeit with some time lag.

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense for our DCPayments operations based on our average outstanding vault cash balance for the quarter ended March 31, 2017 and assuming a 100 basis point increase in interest rates (in millions):

Average outstanding vault cash balance	$294
Interest rate swap contracts fixed notional amount	(102)
Residual unhedged outstanding vault cash balance	$192

Additional annual interest incurred on 100 basis point increase	$1.92

As of March 31, 2017, we had an asset of $12.1 million and a liability of $28.0 million recorded in the accompanying Consolidated Balance Sheets related to our interest rate swap contracts, which represented the fair value asset or liability of the interest rate swap contracts, as derivative instruments are required to be carried at fair value. The fair value estimate was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These interest rate swap contracts are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP), the effective portion of the gain or loss on the derivative instrument is reported as a component of the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets and reclassified into earnings in the Vault cash rental expense line item in the accompanying Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings and has been forecasted into earnings.

Interest expense. Our interest expense is also sensitive to changes in interest rates as borrowings under our revolving credit facility accrue interest at floating rates. We have had relatively low amounts outstanding under our revolving credit facility in recent periods, and as a result, our recent exposure to floating interest rates has been low on our outstanding indebtedness. However, in early January 2017, as discussed in Recent Events and Trends - Acquisitions above, in connection with the acquisition of DCPayments, we significantly increased our borrowings under our revolving credit facility. Subsequently, in April 2017, as discussed in Financing Facilities above, we issued the 2025 Notes and used the net proceeds to repay approximately $295.0 million of the outstanding borrowings under our revolving credit facility. As a result, our outstanding borrowings and exposure to floating interest rates under our revolving credit facility were significantly lowered in April 2017. In addition to other financing options that may be available to us, we may consider derivative instruments to effectively fix the interest rate on a portion of the borrowings outstanding under our revolving credit facility.

Outlook. If we continue to experience low short-term interest rates in the countries in which we operate, it will be beneficial to the amount of interest expense we incur under our revolving credit facility and our vault cash rental expense.

Although we currently hedge a substantial portion of our vault cash interest rate risk in the U.S., the U.K., and Australia, we may not be able to enter into similar arrangements for similar amounts in the future, and any significant increase in interest rates in the future could have an adverse impact on our business, financial condition, and results of operations by increasing our operating expenses. However, we expect that the impact on our consolidated financial statements from a significant increase in interest rates would be partially mitigated by the interest rate swap contracts that we currently have in place associated with our vault cash balances in the U.S., the U.K., and Australia and other protective measures we have put in place.

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Ireland, Germany, Poland, Spain, Mexico, Canada, Australia, New Zealand, and South Africa, we are exposed to market risk from changes in foreign currency exchange rates. The functional currencies of our international subsidiaries are their respective local currencies. The results of operations of our international subsidiaries are translated into U.S. dollars using average foreign currency exchange rates in effect during the periods in which those results are recorded and the assets and liabilities are translated using the foreign currency exchange rate in effect as of each balance sheet reporting date. These resulting translation adjustments have been reported in the Accumulated Other Comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. As of March 31, 2017, this accumulated translation loss totaled $74.4 million compared to $80.9 million as of December 31, 2016.

Our consolidated financial results were significantly impacted by changes in foreign currency exchange rates during the three months ended March 31, 2017 compared to the same period in 2016. Our total revenues during the three months ended March 31, 2017 would have been higher by approximately $11.7 million had the foreign currency exchange rates from the three months ended March 31, 2016, remained unchanged. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10.0% against the British pound, Euro, Polish zloty, Mexican peso, Australian dollar, South African Rand, or Canadian dollar the effect upon our operating income would have been approximately $0.6 million for the three months ended March 31, 2017.

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

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has evaluated, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that its disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In conjunction with the evaluation described above, there have been no changes in the Company’s system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For additional information related to our material pending legal and regulatory proceedings and settlements, see Part I. Financial Information, Item 1. Financial Statements, Note 13. Commitments and Contingencies.

Item 1A. Risk Factors

You should carefully consider the risks discussed in our Annual Report on Form 10-K (“2016 Form 10-K”) for the year ended December 31, 2016 under Part I. Item 1A. Risk Factors, the risk factor described below and other information included and incorporated by reference in this report. These risks could materially affect our business, financial condition, or future results. There have been no material changes in our assessment of our risk factors from those set forth in our 2016 Form 10-K, except with respect to the risk factor described below.

The U.K. exit from the European Union could adversely affect us and our shareholders.

In a referendum held on June 23, 2016, British citizens approved an exit of the U.K. from the E.U. As a significant portion of our operations are located in the U.K. and our parent company is incorporated in the U.K., we face potential risks associated with the exit process and effects and uncertainties around its implementation. On March 29, 2017, the U.K. Government officially triggered Article 50 of the Treaty on the European Union, notifying the European Council of the U.K.’s intention to leave. This notification has activated a two-year time period for the U.K. and the remaining E.U. member states to negotiate a withdrawal agreement. There can be no certainty as to the form or timing of any withdrawal agreement. In relation to our redomicile into the U.K., the exit process from the E.U. and implementation of the resulting changes could materially and adversely affect the tax, tax treaty, currency, operational, legal, and regulatory regime and macro-economic environment in which we operate. In relation to our other European operations and businesses, we face similar risks. The effect of any of these risks, were they to materialize, is difficult to quantify, but could materially increase our operating and compliance costs and materially affect our tax position or business, results of operations, and financial position. Further, uncertainty around the form and timing of any withdrawal agreement could lead to adverse effects on the economy of the U.K., other parts of Europe, and the rest of the world, which could have an adverse economic impact on our operations. The U.K.’s planned exit has recently impacted foreign currency exchange rates. As a substantial portion of our business is U.K.-based, if the British pound remains weak or further weakens, relative to the U.S. dollar, our reporting currency, it will adversely impact our reported results from operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits required to be filed or furnished pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Index to Exhibits accompanying this Quarterly Report on Form 10-Q, and such Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDTRONICS PLC

May 3, 2017	/s/ Edward H. West
Edward H. West
Chief Financial Officer and Chief Operations Officer
(Duly Authorized Officer and
Principal Financial Officer)

May 3, 2017	/s/ E. Brad Conrad
E. Brad Conrad
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)

INDEX TO EXHIBITS

Each exhibit identified below is part of this Form 10-Q.

Exhibit Number	Description

4.1

Indenture, dated as of April 4, 2017, by and among Cardtronics, Inc., Cardtronics USA, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to Cardtronics, Inc.’s and Cardtronics USA, Inc.’s 5.50% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed by Cardtronics plc on April 5, 2017, File No. 001-37820).

4.2*

First Supplemental Indenture, dated as of April 28, 2017, by and among Cardtronics, Inc., Cardtronics USA, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, related to Cardtronics, Inc.’s 5.50% Senior Notes due 2025.

4.3	Form of 5.50% Senior Note due 2025 (incorporated by reference to Exhibit 4.2 (included in Exhibit 4.1) of the Current Report on Form 8-K filed by Cardtronics plc on April 5, 2017, File No. 001-37820).
4.4*

Second Supplemental Indenture, dated as of April 28, 2017, by and among Cardtronics, Inc., Cardtronics plc, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, related to Cardtronics, Inc.’s 5.125% Senior Notes due 2022.

10.1*†	Retirement Agreement by and between Cardtronics USA, Inc. and P. Michael McCarthy, dated effective as of January 3, 2017.
10.2*†	Settlement Agreement by and between Cardtronics UK Limited and Jonathan Simpson-Dent, dated effective as of April 4, 2017.
10.3

Fourth Amendment to Amended and Restated Credit Agreement, dated January 3, 2017, by and among Cardtronics plc, the other Obligors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics plc on January 9, 2017, File No. 001-37820).

10.4

Fifth Amendment to Amended and Restated Credit Agreement, dated April 4, 2017, by and among Cardtronics plc, the other Obligors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K filed by Cardtronics plc on April 5, 2017, File No. 001-37820).

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