Form 10-Q
period 2017-06-30
Cardtronics plc
filed 2017-08-02
CIK 1671013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Shares outstanding as of July 31, 2017: 45,653,921 Ordinary shares, nominal value $0.01 per share.

CARDTRONICS PLC

When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics” we are describing Cardtronics plc and/or our subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,177	$73,534
Accounts and notes receivable, net of allowance for doubtful accounts of $2,095 and $1,931 as of June 30, 2017 and December 31, 2016, respectively	98,751	84,156
Inventory, net	14,232	12,527
Restricted cash	46,909	32,213
Prepaid expenses, deferred costs, and other current assets	86,329	67,107
Total current assets	299,398	269,537
Property and equipment, net of accumulated depreciation of $421,340 and $397,972 as of June 30, 2017 and December 31, 2016, respectively	505,454	392,735
Intangible assets, net	278,471	121,230
Goodwill	903,101	533,075
Deferred tax asset, net	9,727	13,004
Prepaid expenses, deferred costs, and other noncurrent assets	38,881	35,115
Total assets	$2,035,032	$1,364,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term liabilities	$32,793	$28,237
Accounts payable	44,960	44,965
Accrued liabilities	300,435	240,618
Total current liabilities	378,188	313,820
Long-term liabilities:
Long-term debt	973,339	502,539
Asset retirement obligations	57,096	45,086
Deferred tax liability, net	49,915	27,625
Other long-term liabilities	68,421	18,691
Total liabilities	1,526,959	907,761

Commitments and contingencies (See Note 13)

Shareholders’ equity:
Ordinary shares, $0.01 nominal value; 45,650,302 and 45,326,430 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	457	453
Additional paid-in capital	309,052	311,041
Accumulated other comprehensive loss, net	(68,275)	(107,135)
Retained earnings	266,913	252,656
Total parent shareholders’ equity	508,147	457,015
Noncontrolling interests	(74)	(80)
Total shareholders’ equity	508,073	456,935
Total liabilities and shareholders’ equity	$2,035,032	$1,364,696

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, excluding share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
ATM operating revenues	$373,260	$311,331	$715,048	$603,419
ATM product sales and other revenues	11,852	12,630	27,636	23,789
Total revenues	385,112	323,961	742,684	627,208
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below. See Note 1(c))	246,484	198,843	478,411	384,783
Cost of ATM product sales and other revenues	11,116	11,487	25,751	21,420
Total cost of revenues	257,600	210,330	504,162	406,203
Gross profit	127,512	113,631	238,522	221,005
Operating expenses:
Selling, general, and administrative expenses	43,470	37,912	85,419	75,311
Redomicile-related expenses	—	5,214	760	11,250
Restructuring expenses	—	—	8,243	—
Acquisition and divestiture-related expenses	3,993	674	12,449	2,258
Depreciation and accretion expense	29,755	23,100	58,876	45,777
Amortization of intangible assets	15,247	9,691	30,427	18,954
Loss (gain) on disposal and impairment of assets	669	(1,326)	3,863	(944)
Total operating expenses	93,134	75,265	200,037	152,606
Income from operations	34,378	38,366	38,485	68,399
Other expense:
Interest expense, net	9,460	4,466	16,017	8,958
Amortization of deferred financing costs and note discount	3,146	2,982	6,122	5,764
Other expense	1,945	943	365	388
Total other expense	14,551	8,391	22,504	15,110
Income before income taxes	19,827	29,975	15,981	53,289
Income tax expense	4,670	9,861	1,718	17,816
Net income	15,157	20,114	14,263	35,473
Net (loss) income attributable to noncontrolling interests	(1)	(34)	6	(59)
Net income attributable to controlling interests and available to common shareholders	$15,158	$20,148	$14,257	$35,532

Net income per common share – basic	$0.33	$0.45	$0.31	$0.79
Net income per common share – diluted	$0.33	$0.44	$0.31	$0.78

Weighted average shares outstanding – basic	45,637,778	45,199,450	45,564,527	45,136,553
Weighted average shares outstanding – diluted	46,222,112	45,748,570	46,272,191	45,704,474

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$15,157	$20,114	$14,263	$35,473
Unrealized gain (loss) on interest rate swap contracts, net of deferred income tax expense (benefit) of $535 and $(2,222) for the three months ended June 30, 2017 and 2016, respectively, and $1,895 and $(8,112) for the six months ended June 30, 2017 and 2016, respectively.	4,184	(9,337)	5,589	(20,023)
Foreign currency translation adjustments, net of deferred income tax expense (benefit) of $72 and $(1,166) for the three months ended June 30, 2017 and 2016, respectively, and $(1,311) and $(1,991) for the six months ended June 30, 2017 and 2016, respectively.	26,025	(14,670)	33,271	(19,941)
Other comprehensive income (loss)	30,209	(24,007)	38,860	(39,964)
Total comprehensive income (loss)	45,366	(3,893)	53,123	(4,491)
Less: comprehensive (loss) income attributable to noncontrolling interests	(1)	(196)	5	(101)
Comprehensive income (loss) attributable to controlling interests	$45,367	$(3,697)	$53,118	$(4,390)

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income	$14,263	$35,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	89,303	64,731
Amortization of deferred financing costs and note discount	6,122	5,764
Share-based compensation expense	5,820	9,138
Deferred income taxes	(66)	7,435
Loss (gain) on disposal and impairment of assets	3,863	(944)
Other reserves and non-cash items	1,133	(42)
Changes in assets and liabilities:
Decrease (increase) in accounts and notes receivable, net	2,479	(2,215)
Increase in prepaid expenses, deferred costs, and other current assets	(11,814)	(7,716)
(Increase) decrease in inventory, net	(1,222)	2,522
(Increase) decrease in other assets	(13,222)	2,031
(Decrease) increase in accounts payable	(25,435)	4,558
Increase in accrued liabilities	21,894	11,204
Decrease in other liabilities	(8,539)	(7,352)
Net cash provided by operating activities	84,579	124,587

Cash flows from investing activities:
Additions to property and equipment	(69,868)	(39,571)
Acquisitions, net of cash acquired	(487,077)	(14,544)
Proceeds from sale of assets and businesses	—	9,348
Net cash used in investing activities	(556,945)	(44,767)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	835,505	134,307
Repayments of borrowings under revolving credit facility	(666,256)	(216,000)
Proceeds from borrowings of long-term debt	300,000	—
Debt issuance costs	(5,197)	—
Tax payments related to share-based compensation	(7,820)	—
Proceeds from exercises of stock options	105	145
Additional tax (expense) related to share-based compensation	—	(343)
Repurchase of common shares	—	(3,959)
Net cash provided by (used in) financing activities	456,337	(85,850)

Effect of exchange rate changes on cash	(4,328)	(615)
Net decrease in cash and cash equivalents	(20,357)	(6,645)

Cash and cash equivalents as of beginning of period	73,534	26,297
Cash and cash equivalents as of end of period	$53,177	$19,652

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,460	$7,362
Cash paid for income taxes	$3,570	$8,374

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) General and Basis of Presentation

(a) General

Cardtronics plc, together with its wholly and majority-owned subsidiaries (collectively, the “Company”), provides convenient automated consumer financial services through its network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of June 30, 2017, the Company provided services to approximately 237,000 ATMs across its portfolio, which included approximately 186,200 ATMs located in all 50 states of the United States (the “U.S.”) (including the U.S. territory of Puerto Rico), approximately 22,400 ATMs throughout the United Kingdom (“U.K.”) and Ireland, approximately 12,500 ATMs throughout Canada, approximately 11,000 ATMs throughout Australia and New Zealand, approximately 2,400 ATMs in South Africa, approximately 1,600 ATMs throughout Germany, Poland, and Spain, and approximately 900 ATMs throughout Mexico. In the U.S., in addition to providing traditional ATM functions such as cash dispensing and bank account balance inquiries, certain of the Company’s ATMs perform other automated consumer financial services, including remote deposit capture (which is deposit-taking at ATMs using electronic imaging). The total count of approximately 237,000 ATMs also includes ATMs for which the Company provides processing only services and various forms of managed services solutions, which may include transaction processing, monitoring, maintenance, cash management, communications, and customer service.

Through its network, the Company delivers consumer financial services to cardholders and provides ATM management or ATM equipment-related services (typically under multi-year contracts) to large retail merchants, smaller retailers, and operators of facilities such as shopping malls, airports, and train stations. In doing so, the Company provides its retail partners with a compelling automated financial services solution that helps attract and retain customers, and in turn, increases the likelihood that the ATMs placed at their facilities will be utilized.

In addition to its retail merchant relationships, the Company also partners with leading financial institutions to brand selected ATMs within its network, including BBVA Compass Bancshares, Inc. (“BBVA”), Citibank, N.A. (“Citibank”), Citizens Financial Group, Inc. (“Citizens”), Cullen/Frost Bankers, Inc. (“Cullen/Frost”), Discover Bank (“Discover”), PNC Bank, N.A. (“PNC Bank”), Santander Bank, N.A. (“Santander”), and TD Bank, N.A. (“TD Bank”) in the U.S.;  the Bank of Nova Scotia (“Scotiabank”) and Santander in Puerto Rico; Scotiabank, TD Bank, Canadian Imperial Bank Commerce (“CIBC”), and DirectCash Bank in Canada; and Bank of Queensland Limited (“BOQ”) and HSBC Holdings plc (“HSBC”) in Australia. In Mexico, the Company operates Cardtronics Mexico, S.A. de C.V. (“Cardtronics Mexico”) and partners with Scotiabank to place their brands on its ATMs in exchange for certain services provided by them. As of June 30, 2017,  over 20,000 of the Company’s ATMs were under contract with approximately 500 financial institutions to place their logos on the ATMs, and to provide convenient surcharge-free access for their banking customers.

The Company owns and operates the Allpoint network (“Allpoint”), the largest surcharge-free ATM network (based on the number of participating ATMs). Allpoint, which has approximately 55,000 participating ATMs, provides surcharge-free ATM access to over 1,300 participating banks, credit unions, and stored-value debit card issuers. For participants, Allpoint provides scale, density, and convenience of surcharge-free ATMs that surpasses the largest banks in the U.S. Allpoint earns either a fixed monthly fee per cardholder or a fixed fee per transaction that is paid by the participants. The Allpoint network includes a majority of the Company’s ATMs in the U.S. and certain ATMs in the U.K., Canada, Mexico, Puerto Rico, and Australia. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

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

(b) Basis of Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the U.S. (“U.S. GAAP”), although the Company believes that the disclosures are adequate to make the information not misleading. You should read this Form 10-Q along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.

The consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 are unaudited. The Consolidated Balance Sheet as of December 31, 2016 was derived from the audited balance sheet filed in the 2016 Form 10-K. The Company has adopted the provisions of the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, Improvements to Employee Stock-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company has utilized the prospective transition method in adopting this new standard and beginning January 1, 2017, the Company recognized all excess tax charges or benefits as income tax expense or benefit in the accompanying Consolidated Statements of Operations and in the accompanying Consolidated Statements of Cash Flows as operating activities. The Company also adopted ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), for additional information, see (f) Inventory, net below.

In management’s opinion, all normal recurring adjustments necessary for a fair presentation of the Company’s interim and prior period results have been made. The results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of results of operations that may be expected for any other interim period or for the full fiscal year.

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

The following table reflects the amounts excluded from the Cost of ATM operating revenues and Gross profit line items for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$22,324	$18,234	$44,308	$36,357
Amortization of intangible assets	15,247	9,691	30,427	18,954
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues and Gross profit	$37,571	$27,925	$74,735	$55,311

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

(e) Restructuring Expenses

During the three months ended March 31, 2017, the Company initiated a global corporate reorganization and cost reduction initiative (the “Restructuring Plan”), intended to improve its cost structure and operating efficiency. The Restructuring Plan included workforce reductions, facilities closures, and other cost reduction measures.

During the three months ended March 31, 2017, the Company incurred $8.2 million of pre-tax expenses related to the Restructuring Plan, reflected in the Restructuring expenses line item in the accompanying Consolidated Statements of Operations. These expenses included employee severance costs of $8.0 million and lease termination costs of $0.2 million. The Company did not incur any additional restructuring expenses during the three months ended June 30, 2017.

The following table reflects the amounts by segment (for additional information related to the Company’s segments, see Note 15. Segment Information) recorded in the Restructuring expenses line item in the accompanying Consolidated Statements of Operations for the six months ended June 30, 2017:

	Six Months Ended June 30, 2017
	North America	Europe & Africa	Corporate	Total
	(In thousands)
Restructuring expenses	$3,668	$831	$3,744	$8,243

During the three months ended March 31, 2017, the Company also identified certain assets that will likely be abandoned or are no longer capable of recovering their carrying values. As a result, the Company recognized $3.2 million in asset impairment charges included in the Loss (gain) on disposal and impairment of assets line item in the accompanying Consolidated Statements of Operations. The Company did not recognize any additional asset impairment charges during the three months ended June 30, 2017.

As of June 30, 2017,  $6.0 million of the employee severance costs and lease termination costs recognized during the three months ended March 31, 2017, were unpaid and are presented within the Current portion of other long-term liabilities, Accrued liabilities, and Other long-term liabilities line items in the accompanying Consolidated Balance Sheets.

	As of June 30, 2017
	North America	Europe & Africa	Corporate	Total
	(In thousands)
Current portion of other long-term liabilities	$21	$—	$49	$70
Accrued liabilities	—	495	3,987	4,482
Other long-term liabilities	—	—	1,417	1,417
Total restructuring liabilities	$21	$495	$5,453	$5,969

The changes in the Company’s restructuring liabilities consisted of the following:

(In thousands)
Restructuring liabilities as of January 1, 2017	$—
Restructuring expenses	8,243
Payments	2,274
Restructuring liabilities as of June 30, 2017	$5,969

(f) Inventory, net

The Company has adopted the provisions of ASU 2015-11, which requires entities to measure their inventory at the lower of cost and net realizable value. The adoption of ASU 2015-11 did not have an impact on the Company’s consolidated financial statements. The Company’s inventory is determined using the average cost method.

The following table reflects the Company’s primary inventory components:

	June 30, 2017	December 31, 2016
	(In thousands)
ATMs	$3,774	$1,915
ATM spare parts and supplies	13,047	12,556
Total inventory	16,821	14,471
Less: Inventory reserves	(2,589)	(1,944)
Inventory, net	$14,232	$12,527

(g) Restricted Cash

Restricted cash consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchants or third-party service providers. The amounts include deposits held by the Company for transactions processed, as well as surcharge and interchange fees earned by the Company’s  merchants on transactions. These balances are classified as Restricted cash in the Current assets or Noncurrent assets line item in the accompanying Consolidated Balance Sheets based on when the Company expects this cash to be paid. The Company held $46.9 million and $32.2 million of Restricted cash in the Current assets line item in the accompanying Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, respectively. These assets are offset by accrued liability balances in the Current liability line item in the accompanying Consolidated Balance Sheets.

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

The DCPayments operations acquired in the U.K. are currently subject to a review by the U.K. Competition and Markets Authority (the “CMA”) and DC Payments U.K. Limited continues to operate as a separate business with the DCPayments pre-acquisition management running the business independently from the Company’s management while the CMA review is completed.

The results of DCPayments operations have been included in the accompanying Consolidated Statements of Operations subsequent to the January 6, 2017 acquisition date. DCPayments contributed $1.3 million and $1.0 million, respectively, to the Company’s  income from operations during the three and six months ended June 30, 2017,  inclusive of $1.8 million and $3.0 million, respectively, in acquisition-related expenses.

The DCPayments acquisition was accounted for as a business combination using the purchase method of accounting under the provisions of Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), with Cardtronics as the acquirer of DCPayments. In accordance with ASC 805, all assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date and any excess of the purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed has been recognized as goodwill. This preliminary fair value purchase allocation process resulted in a preliminary goodwill allocation of approximately $297.5 million, of which $103.3 million, $42.6 million, and $151.6 million has been assigned to the Company’s North America, Europe & Africa, and Australia & New Zealand reporting segments,  respectively. The recognized goodwill is primarily attributable to expected revenue and cost synergies from the acquisition. None of the goodwill or intangible asset amounts are expected to be deductible for income tax purposes; however, the Company acquired certain tax assets in the form of accumulated net operating loss carryforwards and capital allowances, which the Company currently expects to utilize. The Company made various revisions to its preliminary purchase price allocation during the three months ended June 30, 2017 and several components of the preliminary purchase price allocation are presently under review, including the tangible and intangible asset valuations and the attribution of the purchase price to the Company’s  reporting segments. The Company expects to finalize its purchase accounting for this acquisition later in 2017.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
Cash and cash equivalents	$28,227
Accounts and notes receivable	14,841
Inventory	977
Restricted cash	2,475
Prepaid expenses, deferred costs, and other current assets	3,157
Property and equipment	70,624
Intangible assets	175,675
Goodwill	297,535
Prepaid expenses, deferred costs, and other noncurrent assets	674
Total assets acquired	$594,185

Current portion of other long-term liabilities	$9,171
Accounts payable and other current liabilities	49,117
Asset retirement obligations	6,973
Deferred tax liability	23,259
Other long-term liabilities	10,186
Total liabilities assumed	$98,706

Net assets acquired	$495,479

The fair values of intangible assets acquired have been estimated utilizing an income approach, with the assistance of an independent appraisal firm. The acquired intangible assets are being amortized on a straight-line basis, over the estimated lives. At the date of the acquisition the estimated fair values consisted of the following:

	Fair Values	Estimated Useful Lives
	(In thousands)
Merchant contracts/relationships	$164,907	8 years
Trade names: definite-lived	10,768	3 years
Total intangible assets acquired	$175,675

Pro Forma Results of Operations

The following table presents certain unaudited pro forma combined results of operations of the Company and the acquired DCPayments operations for the three and six months ended June 30, 2016, after giving effect to certain pro forma and conforming accounting adjustments including: (i) amortization of acquired intangible assets, (ii) the impact of certain fair value adjustments such as depreciation on the acquired property and equipment, (iii) an interest expense adjustment for the net impact of the removal of the interest expense on the historical long-term debt of DCPayments that was repaid and the new interest expense on additional borrowings incurred by the Company to fund the acquisition, and (iv) a conforming adjustment to recognize certain DCPayments surcharge revenues on a gross basis (not reduced by merchant commission payments), consistent with the Company policy and practice, and other less significant conforming accounting adjustments.

	Three Months Ended		Six Months Ended
	June 30, 2016		June 30, 2016
	As Reported	Pro Forma	As Reported	Pro Forma
	(In thousands, excluding per share amounts)
Total revenues	$323,961	$386,301	$627,208	$747,125
Net income attributable to controlling interests and available to common shareholders	20,148	21,871	35,532	38,461

Net income per common share – basic	$0.45	$0.48	$0.79	$0.85
Net income per common share – diluted	$0.44	$0.48	$0.78	$0.84

The unaudited pro forma combined results of operations for the three and six months ended June 30, 2016, reflected in the table above, do not include the impact of other acquisitions completed since June 30, 2016, as these transactions did not have a material impact on the overall consolidated financial statements. These unaudited pro forma combined results of operations do not reflect the impact of any potential operating efficiencies, savings from expected synergies, or costs to integrate the operations. The unaudited pro forma combined results of operations are not necessarily indicative of the future results to be expected for the Company’s consolidated results of operations.

Other Acquisitions

On January 31, 2017, the Company completed the acquisition of Spark ATM Systems Pty Ltd. (“Spark”), an independent ATM deployer in South Africa, with a growing network of approximately 2,300 ATMs. The initial purchase consideration of 260.7 million South African Rand (“Rand”) (approximately $19.5 million U.S. dollars, at the January 31, 2017 foreign currency exchange rate), was paid in cash and included approximately 64.0 million Rand to pay off third-party debt of Spark. The total purchase consideration also includes potential additional contingent consideration of up to approximately 805 million Rand (approximately $59.6 million U.S. dollars, at the January 31, 2017 foreign currency exchange rate).  The contingent consideration will vary based upon Spark achieving certain agreed upon earnings targets in 2019 and 2020 and would be payable to the previous investors in the Spark business. During the three months ended June 30, 2017, the preliminary estimated acquisition date fair value of the contingent consideration was revised to approximately 544 million Rand (approximately $40.2 million U.S. dollars, at the January 31, 2017 foreign currency exchange rate), as determined with the assistance of an independent appraisal firm using forecasted future financial projections and other Level 3 inputs (for additional information related to the Company’s fair value estimates see Note 12. Fair Value Measurements). During the three months ended June 30, 2017, the Company recorded an expense of $1.6 million in the Other expense line item in the accompanying Consolidated Statements of Operations related to the contingent consideration arrangement. In future periods, the Company may record additional expense or may reduce its expense to account for revisions to the amount expected to be paid related to the contingent payment element, which will vary based on actual and expected performance. In conjunction with the transaction, the Company preliminarily recognized property and equipment of approximately $5.3 million, intangible assets of $2.8 million, Asset Retirement Obligations (“ARO”) of approximately $0.4 million, other net liabilities of approximately $1.5 million, and goodwill of approximately $53.5 million. The purchase accounting for this transaction remains preliminary, pending finalization of the related asset appraisals.

On April 13, 2016, the Company completed the acquisition of a 2,600 location ATM portfolio in the U.S. from a major financial institution. This acquisition was affected through multiple closings taking place primarily in April 2016. The total purchase consideration of approximately $13.8 million was paid in installments corresponding to each close. In conjunction with the transaction, the Company recognized property and equipment of $8.3 million, contract intangibles and prepaid merchant commissions of $7.1 million, and ARO of $1.6 million. The Company completed the purchase accounting during the fourth quarter of 2016.

(3) Share-based Compensation

The Company accounts for its share-based compensation by recognizing the grant date fair value of share-based awards, net of estimated forfeitures, as share-based compensation expense over the underlying requisite service periods of the related awards. The grant date fair value is based upon the Company’s share price on the date of grant.

The following table reflects the total share-based compensation expense amounts reported in the accompanying Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Cost of ATM operating revenues	$183	$270	$140	$387
Selling, general, and administrative expenses	3,440	5,700	5,680	8,751
Total share-based compensation expense	$3,623	$5,970	$5,820	$9,138

The decreases in total share-based compensation expense for the three and six months ended June 30, 2017, are primarily attributable to a higher level of forfeitures during the period as a result of the Company’s Restructuring Plan and the associated employee terminations. The employee terminations resulted in the net reversal of $1.5 million in share-based compensation expense during the three months ended March 31, 2017. Additionally, the amount of share-based compensation expense recorded was lower during the three months ended June 30, 2017 compared to same period of 2016 as expected payouts under the annual Long-term Incentive Plan (“LTIP”) (discussed further below) were lower than the prior year.

Restricted Stock Units. The Company grants restricted stock units (“RSUs”) under its LTIP, which is an annual equity award program under the Third Amended and Restated 2007 Stock Incentive Plan. The ultimate number of RSUs that are determined to be earned under the LTIP are approved by the Compensation Committee of the Company’s Board of Directors on an annual basis, based on the Company’s achievement of certain performance levels during the calendar year of its grant. The majority of these grants have both a performance-based and a service-based vesting schedule (“Performance-RSUs”), and the Company recognizes the related compensation expense based on the estimated performance levels that management believes will ultimately be met. A portion of the awards have only a service-based vesting schedule (“Time-RSUs”), for which the associated expense is recognized ratably over four years. Performance-RSUs and Time-RSUs are convertible into the Company’s common shares after the passage of the vesting periods, which are generally 24,  36, and 48 months from January 31 of the grant year, at the rate of 50%,  25%, and 25%, respectively. Performance-RSUs will be earned only if the Company achieves certain performance levels. Although the Performance-RSUs are not considered to be earned and outstanding until at least the minimum performance metrics are met, the Company recognizes the related compensation expense over the requisite service period (or to an employee’s qualified retirement date, if earlier) using a graded vesting methodology. RSUs are also granted outside of LTIPs, with or without performance-based vesting requirements.

The number of the Company’s non-vested RSUs as of June 30, 2017, and changes during the six months ended June 30, 2017, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of January 1, 2017	971,751	$37.08
Granted	674,411	$39.11
Vested	(458,868)	$36.45
Forfeited	(148,525)	$37.02
Non-vested RSUs as of June 30, 2017	1,038,769	$38.69

The above table only includes earned RSUs; therefore, the Performance-RSUs granted in 2017 but not yet earned are not included. The number of Performance-RSUs granted at target in 2017, net of estimated forfeitures, was 218,816 units with a grant date fair value of $40.50 per unit. Time-RSUs are included as granted.

As of June 30, 2017, the unrecognized compensation expense associated with earned RSUs was $16.6 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted average vesting period of approximately 2.5 years.

Restricted Stock Awards. As of June 30, 2017, there were 500 outstanding Restricted Stock Awards (“RSAs”) with a weighted average grant date fair value of $29.10. The Company has not granted any RSAs since 2013. As of June 30, 2017, the Company had less than $0.1 million of unrecognized compensation expense associated with all outstanding RSAs.

Options. As of June 30, 2017, there were 1,250 outstanding and exercisable options with a weighted average grant date fair value of $9.69. The Company has not granted any options since 2010. As of June 30, 2017, the Company had no unrecognized compensation expense associated with outstanding options as all the remaining outstanding options became fully vested during 2014.

(4) Earnings per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common shareholders) when their impact on net income available to common shareholders is anti-dilutive. Potentially dilutive securities for the three and six months ended June 30, 2017 and 2016 included all outstanding stock options, RSAs, and RSUs, which were included in the calculation of diluted earnings per share for these periods.  The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s  $287.5 million of 1.00% Convertible Senior Notes due 2020 (the “Convertible Notes”) were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company’s common shares. The effect of the note hedge the Company purchased to offset the underlying conversion option embedded in the Convertible Notes was also excluded, as the effect is anti-dilutive. Additionally, the restricted shares issued by the Company under RSAs have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, restricted shares issued under RSAs are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the six months ended June 30, 2017 and 2016 among the Company’s outstanding common shares and issued but unvested restricted shares, as follows:

Earnings per Share (in thousands, excluding share and per share amounts)

	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016
	Income	Weighted Average Shares Outstanding	Earnings per Share	Income	Weighted Average Shares Outstanding	Earnings per Share
Basic:
Net income attributable to controlling interests and available to common shareholders	$15,158			$20,148
Less: Undistributed earnings allocated to unvested RSAs	(2)			(10)
Net income available to common shareholders	$15,156	45,637,778	$0.33	$20,138	45,199,450	$0.45

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$2			$10
Stock options added to the denominator under the treasury stock method		5,662			32,289
RSUs added to the denominator under the treasury stock method		578,672			516,831
Less: Undistributed earnings reallocated to RSAs	(1)			(10)
Net income available to common shareholders and assumed conversions	$15,157	46,222,112	$0.33	$20,138	45,748,570	$0.44

	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016
	Income	Weighted Average Shares Outstanding	Earnings per Share	Income	Weighted Average Shares Outstanding	Earnings per Share
Basic:
Net income attributable to controlling interests and available to common shareholders	$14,257			$35,532
Less: Undistributed earnings allocated to unvested RSAs	(2)			(23)
Net income available to common shareholders	$14,255	45,564,527	$0.31	$35,509	45,136,553	$0.79

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$2			$23
Stock options added to the denominator under the treasury stock method		8,290			33,073
RSUs added to the denominator under the treasury stock method		699,374			534,848
Less: Undistributed earnings reallocated to RSAs	(2)			(22)
Net income available to common shareholders and assumed conversions	$14,255	46,272,191	$0.31	$35,510	45,704,474	$0.78

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted shares issued by the Company under RSAs of 4,185 and 5,644 shares for the three and six months ended June 30, 2017, respectively, and 11,456 and 14,828 shares for the three and six months ended June 30, 2016, respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(5) Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is a separate component of the Shareholders’ equity section in the accompanying Consolidated Balance Sheets. The following tables present the changes in the balances of each component of Accumulated other comprehensive loss, net for the three and six months ended June 30, 2017:

	Foreign Currency Translation Adjustments		Unrealized (Losses) Gains on Interest Rate Swap Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of April 1, 2017	$(74,356)	(1)	$(24,128)	(2)	$(98,484)
Other comprehensive income (loss) before reclassification	26,025	(3)	(699)	(4)	25,326
Amounts reclassified from accumulated other comprehensive loss, net	—		4,883	(4)	4,883
Net current period other comprehensive income	26,025		4,184		30,209
Total accumulated other comprehensive loss, net as of June 30, 2017	$(48,331)	(1)	$(19,944)	(2)	$(68,275)

(1)	Net of deferred income tax (benefit) of $(5,424) and $(5,496) as of June 30, 2017 and April 1, 2017, respectively.
(2)	Net of deferred income tax expense of $11,164 and $10,629 as of June 30, 2017 and April 1, 2017, respectively.
(3)	Net of deferred income tax expense of $72 for the three months ended June 30, 2017.
(4)

Net of deferred income tax (benefit) expense of $(89) and $624 for Other comprehensive income (loss) before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, for the three months ended June 30, 2017. See Note 11. Derivative Financial Instruments.

	Foreign Currency Translation Adjustments		Unrealized (Losses) Gains on Interest Rate Swap Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of January 1, 2017	$(81,602)	(1)	$(25,533)	(2)	$(107,135)
Other comprehensive income (loss) before reclassification	33,271	(3)	(4,554)	(4)	28,717
Amounts reclassified from accumulated other comprehensive loss, net	—		10,143	(4)	10,143
Net current period other comprehensive income	33,271		5,589		38,860
Total accumulated other comprehensive loss, net as of June 30, 2017	$(48,331)	(1)	$(19,944)	(2)	$(68,275)

(1)	Net of deferred income tax (benefit) of $(5,424) and $(4,113) as of June 30, 2017 and January 1, 2017, respectively.
(2)	Net of deferred income tax expense of $11,164 and $9,269 as of June 30, 2017 and January 1, 2017, respectively.
(3)	Net of deferred income tax (benefit) of $(1,311) for the six months ended June 30, 2017.
(4)

Net of deferred income tax (benefit) expense of $(1,544) and $3,439 for Other comprehensive income (loss) before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, for the six months ended June 30, 2017. See Note 11. Derivative Financial Instruments.

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

The Company has elected the portfolio approach for the deferred tax asset of the unrealized gains and losses related to the interest rate swap contracts in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. Under the portfolio approach, the disproportionate tax effect created when the valuation allowance was appropriately released as a tax benefit into continuing operations in 2010, will reverse out of the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets and into continuing operations as a tax expense when the Company ceases to hold any interest rate swap contracts. As of June 30, 2017, the disproportionate tax effect is $14.7 million.

The Company currently believes that the unremitted earnings of its foreign subsidiaries under its former U.S. parent company will be reinvested for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in these subsidiaries or on the foreign currency translation adjustment amounts.

(6) Intangible Assets

Intangible Assets with Indefinite Lives

The following tables present the net carrying amounts of the Company’s intangible assets with indefinite lives as of January 1, 2017 and June 30, 2017, as well as the changes in the net carrying amounts for the six months ended June 30, 2017 by segment (for additional information related to the Company’s segments, see Note 15. Segment Information).

	Goodwill
	North America	Europe & Africa	Australia & New Zealand	Total
	(In thousands)
Balance as of January 1, 2017
Gross balance	$452,232	$130,846	$—	$583,078
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$452,232	$80,843	$—	$533,075

Acquisitions	103,265	96,062	151,638	350,965
Foreign currency translation adjustments	2,522	8,536	8,003	19,061

Balance as of June 30, 2017
Gross balance	$558,019	$235,444	$159,641	$953,104
Accumulated impairment loss	—	(50,003)	—	(50,003)
	$558,019	$185,441	$159,641	$903,101

	Trade Names: indefinite-lived
	North America	Europe & Africa	Total
	(In thousands)
Balance as of January 1, 2017	$200	$419	$619
Foreign currency translation adjustments	—	23	23
Balance as of June 30, 2017	$200	$442	$642

Intangible Assets with Definite Lives

The following table presents the Company’s intangible assets that were subject to amortization:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Merchant and bank-branding contracts/relationships	$535,623	$(281,552)	$254,071	$353,334	$(248,428)	$104,906
Trade names: definite-lived	21,425	(4,437)	16,988	11,618	(3,674)	7,944
Technology	10,875	(5,585)	5,290	10,718	(4,781)	5,937
Non-compete agreements	4,406	(4,197)	209	4,351	(4,057)	294
Revolving credit facility deferred financing costs	2,258	(987)	1,271	3,770	(2,240)	1,530
Total intangible assets with definite lives	$574,587	$(296,758)	$277,829	$383,791	$(263,180)	$120,611

(7) Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Accrued merchant settlement	$94,695	$77,142
Accrued merchant fees	52,836	40,369
Accrued taxes	44,669	32,982
Accrued compensation	14,556	19,150
Accrued cash management fees	10,783	9,894
Accrued maintenance	9,870	8,473
Accrued interest	9,532	6,174
Accrued processing costs	8,664	5,918
Accrued armored	7,723	6,354
Accrued purchases	7,134	6,249
Accrued telecommunications costs	2,006	1,841
Accrued interest on interest rate swap contracts	1,443	2,152
Other accrued expenses	36,524	23,920
Total accrued liabilities	$300,435	$240,618

As of June 30, 2017, the Accrued compensation line item included $4.5 million of employee severance costs associated with the Company’s Restructuring Plan. The increase in the Other accrued expenses line item is primarily attributed to additional liabilities assumed with the DCPayments acquisition.

(8) Long-Term Debt

The Company’s carrying value of long-term debt consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Revolving credit facility, including swingline credit facility (weighted average combined interest rate of 2.9% and 4.0% as of June 30, 2017 and December 31, 2016, respectively)	$184,234	$14,100
1.00% Convertible Senior Notes due 2020, net of unamortized discount and capitalized debt issuance costs	246,444	241,068
5.125% Senior Notes due 2022, net of capitalized debt issuance costs	247,701	247,371
5.50% Senior Notes due 2025, net of capitalized debt issuance costs	294,960	—
Total long-term debt	$973,339	$502,539

The Convertible Notes with a face value of $287.5 million are presented net of unamortized discount and capitalized debt issuance costs of $41.1 million and $46.4 million as of June 30, 2017 and December 31, 2016, respectively. The 5.125% Senior Notes due 2022 (the “2022 Notes”) with a face value of $250.0 million are presented net of capitalized debt issuance costs of $2.3 million and $2.6 million as of June 30, 2017 and December 31, 2016, respectively. The 5.50% Senior Notes due 2025 (the “2025 Notes”) with a face value of $300.0 million are presented net of capitalized debt issuance costs of  $5.0 million as of June 30, 2017.

Revolving Credit Facility

As of June 30, 2017, the Company had a $400.0 million revolving credit facility that was led by a syndicate of banks with JPMorgan Chase, N.A. serving as the administrative agent. The revolving credit facility provided the Company with $400.0 million in available borrowings and letters of credit (subject to the covenants contained within the amended and restated credit agreement (the “Credit Agreement”) governing the revolving credit facility) and could be increased to $500.0 million under certain conditions.

On April 4, 2017, the Company entered into a Fifth Amendment (the “Fifth Amendment”) to the Credit Agreement. Pursuant to the Fifth Amendment, the total commitments of the lenders under the revolving credit facility were decreased from $600.0 million to $400.0 million (the total commitments as amended by the Fifth Amendment, the “Commitment”). In conjunction with the decrease in the amount of the total commitments, as described above, an accordion provision under the Credit Agreement to increase the lenders’ commitments to up to $500.0 million, under certain conditions, was added. Under the Fifth Amendment, certain subsidiaries of the Company were added as borrowers and guarantors, and the Canadian Imperial Bank of Commerce was added as a lender. The representations, warranties and covenants, and the interest rates applicable to the borrowings did not change. Prior to entering into the Fifth Amendment, the net proceeds received from the completion of the offering of the $300.0 million 2025 Notes were used to repay $295.0 million of the outstanding borrowings under the Credit Agreement.

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

As of June 30, 2017, the Company had $184.2 million of outstanding borrowings under its $400.0 million revolving credit facility and was in compliance with all applicable covenants and ratios under the Credit Agreement. As of June 30, 2017 and December 31, 2016, the weighted average interest rates on the Company’s  outstanding borrowings under its revolving credit facility were 2.9% and 4.0%, respectively.

$287.5 Million 1.00% Convertible Senior Notes Due 2020 and Related Equity Instruments

On November 19, 2013, Cardtronics Delaware issued the Convertible Notes at par value. Cardtronics Delaware received $254.2 million in net proceeds from the offering after deducting underwriting fees paid to the initial purchasers and a repurchase of 665,994 of its outstanding common shares concurrent with the offering. Cardtronics Delaware used a portion of the net proceeds from the offering to fund the net cost of the convertible note hedge transaction, as described below. The convertible note hedge and warrant transactions were entered into concurrent with the pricing of the Convertible Notes. Interest on the Convertible Notes is payable semi-annually in cash in arrears on June 1st and December 1st of each year. Under U.S. GAAP, certain convertible debt instruments that may be settled in cash (or other assets) upon conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company, with assistance from a valuation professional, determined that the fair value of the debt component was $215.8 million and the fair value of the embedded option was $71.7 million as of the issuance date. The Company recognizes effective interest expense on the debt component and that interest expense effectively accretes the debt component to the total principal amount due at maturity of $287.5 million. The effective rate of interest to accrete the debt balance is approximately 5.26%, which corresponded to the Company’s estimated conventional debt instrument borrowing rate at the date of issuance.

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

None of the Convertible Notes were convertible as of June 30, 2017 and, therefore, remain classified in the Long-term debt line item in the accompanying Consolidated Balance Sheets at June 30, 2017. In future financial reporting periods, the classification of the Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

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

The Company’s interest expense related to the Convertible Notes consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Cash interest per contractual coupon rate	$719	$719	$1,438	$1,438
Amortization of note discount	2,536	2,406	5,039	4,780
Amortization of debt issuance costs	171	154	337	304
Total interest expense related to Convertible Notes	$3,426	$3,279	$6,814	$6,522

The Company’s carrying value of the Convertible Notes consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Principal balance	$287,500	$287,500
Unamortized discount and capitalized debt issuance costs	(41,056)	(46,432)
Net carrying amount of Convertible Notes	$246,444	$241,068

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

The 2022 Notes and the related guarantees (the “2022 Notes Guarantees”) rank: (i) equally in right of payment with all of Cardtronics Delaware’s and the 2022 Notes Guarantors (including Cardtronics plc) existing and future senior indebtedness, (ii) effectively junior to secured debt to the extent of the collateral securing such debt, including borrowings under the Company’s revolving credit facility, and (iii) structurally junior to existing and future indebtedness of Cardtronics plc’s non-guarantor subsidiaries. The 2022 Notes and 2022 Notes Guarantees rank senior in right of payment to any of Cardtronics Delaware’s and the 2022 Notes Guarantors’ (including Cardtronics plc) existing and future subordinated indebtedness.

The 2022 Notes contain covenants that, among other things, limit Cardtronics plc’s ability and the ability of certain of its restricted subsidiaries (including Cardtronics Delaware) to incur or guarantee additional indebtedness, make certain investments, or pay dividends or distributions on Cardtronics plc’s common shares or repurchase common shares or make certain other restricted payments, consolidate or merge with or into other companies, conduct asset sales, restrict dividends or other payments by restricted subsidiaries, engage in transactions with affiliates or related persons, and create liens.

Obligations under its 2022 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by Cardtronics plc and certain of its subsidiaries and certain of its future subsidiaries, with the exception of Cardtronics plc’s immaterial subsidiaries and CFC Guarantors (as defined in the Credit Agreement). There are no significant restrictions on the ability of Cardtronics plc to obtain funds from Cardtronics Delaware or the other 2022 Notes Guarantors by dividend or loan. None of the 2022 Notes Guarantors’ assets represent restricted assets pursuant to Rule 4-08(e)(3) of Regulation S-X. The 2022 Notes include registration rights, and as required under the terms of the 2022 Notes, Cardtronics Delaware completed an exchange offer for these 2022 Notes in June 2015 whereby participating holders received registered notes.

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

$300.0 Million 5.50% Senior Notes Due 2025

On April 4, 2017, in a private placement offering, Cardtronics Delaware and Cardtronics USA, Inc. (the “2025 Notes Issuers”) issued $300.0 million in aggregate principal amount of the 2025 Notes pursuant to an indenture dated April 4, 2017 (the “2025 Notes Indenture”) among the 2025 Notes Issuers, Cardtronics plc, and certain of its subsidiaries, as guarantors (each, a “2025 Notes Guarantor”), and Wells Fargo Bank, National Association, as trustee.

Interest on the 2025 Notes accrues from April 4, 2017, the date of issuance, at the rate of 5.50% per annum. Interest on the 2025 Notes is payable semi-annually in cash in arrears on May 1st and November 1st of each year, commencing on November 1, 2017.

The 2025 Notes and the related guarantees (the “2025 Guarantees”) are the general unsecured senior obligations of each of the 2025 Notes Issuers and the 2025 Notes Guarantors, respectively, and rank: (i) equally in right of payment with all of the 2025 Notes Issuers’ and the 2025 Notes Guarantors’ existing and future senior indebtedness and (ii) senior in right of payment to all of the 2025 Notes Issuers’ and the 2025 Notes Guarantors’ future subordinated indebtedness. The 2025 Notes and the 2025 Guarantees are effectively subordinated to any of the 2025 Notes Issuers’ and the 2025 Notes Guarantors’ existing and future secured debt to the extent of the collateral securing such debt, including all borrowings under the Company’s revolving credit facility. The 2025 Notes are structurally subordinated to all liabilities of any of Cardtronics plc’s subsidiaries (excluding the 2025 Notes Issuers) that do not guarantee the 2025 Notes.

The 2025 Notes contain covenants that, among other things, limit the 2025 Notes Issuers’ ability and the ability of Cardtronics plc and certain of its restricted subsidiaries to incur or guarantee additional indebtedness, make certain investments, or pay dividends or distributions on Cardtronics plc’s common shares or repurchase common shares or make certain other restricted payments, consolidate or merge with or into other companies, conduct asset sales, restrict dividends or other payments by restricted subsidiaries, engage in transactions with affiliates or related persons, and create liens.

Obligations under the 2025 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by Cardtronics plc and certain of its subsidiaries and certain of its future subsidiaries, with the exception of Cardtronics plc’s immaterial subsidiaries and CFC Guarantors (as defined in the Credit Agreement). There are no significant restrictions on the ability of Cardtronics plc to obtain funds from Cardtronics Delaware, Cardtronics USA, Inc., or the other 2025 Notes Guarantors by dividend or loan. None of the 2025 Notes Guarantors’ assets represent restricted assets pursuant to Rule 4-08(e)(3) of Regulation S-X.

The 2025 Notes are subject to certain automatic customary releases with respect to the 2025 Notes Guarantors (other than Cardtronics plc, Cardtronics Holdings Limited, and CATM Holdings LLC), including the sale, disposition, or transfer of the common shares or substantially all of the assets of such 2025 Notes Guarantor, designation of such 2025 Notes Guarantor as unrestricted in accordance with the 2025 Notes Indenture, exercise of the legal defeasance option or the covenant defeasance option, liquidation, or dissolution of such 2025 Notes Guarantor. The 2025 Notes Guarantors, including Cardtronics plc, may not sell or otherwise dispose of all or substantially all of their properties or assets to, or consolidate with or merge into, another company if such a sale would cause a default under the 2025 Notes Indenture and certain other specified requirements under the 2025 Notes Indenture are not satisfied.

(9) Asset Retirement Obligations

Asset retirement obligations (“ARO”) consist primarily of costs to deinstall the Company’s ATMs and restore the ATM sites to their original condition, which are estimated based on current market rates. In most cases, the Company is contractually required to perform this deinstallation of its owned ATMs and in some cases, site restoration work. For each group of similar ATM type, the Company has recognized the estimated fair value of the ARO as a liability in the accompanying Consolidated Balance Sheets and capitalized that cost as part of the cost basis of the related asset. The related assets are depreciated on a straight-line basis over five years, which is the estimated average time period that an ATM is installed in a location before being deinstalled, and the related liabilities are accreted to their full value over the same period of time.

The changes in the Company’s ARO liability consisted of the following:

(In thousands)
Asset retirement obligations as of January 1, 2017	$54,907
Additional obligations	6,630
Estimated obligations assumed in acquisitions	7,409
Accretion expense	872
Change in estimates	(108)
Payments	(3,304)
Foreign currency translation adjustments	1,519
Asset retirement obligations as of June 30, 2017	67,925
Less: current portion of asset retirement obligations	10,829
Asset retirement obligations, excluding current portion, as of June 30, 2017	$57,096

For additional information related to the Company’s ARO with respect to its fair value measurements, see Note 12. Fair Value Measurements.

(10) Other Liabilities

The Company’s other liabilities consisted of the following:

	June 30, 2017	December 31, 2016
	(In thousands)
Current portion of other long-term liabilities
Interest rate swap contracts	$11,724	$16,533
Asset retirement obligations	10,829	9,821
Deferred revenue	276	249
Other	9,964	1,634
Total current portion of other long-term liabilities	$32,793	$28,237

Other long-term liabilities
Acquisition-related contingent consideration	$43,175	$—
Interest rate swap contracts	12,510	14,456
Deferred revenue	1,877	1,698
Other	10,859	2,537
Total other long-term liabilities	$68,421	$18,691

As of June 30, 2017, the Acquisition-related contingent consideration line item consisted of the preliminary estimated fair value of the contingent consideration associated with the Spark acquisition. For additional information related to the Spark acquisition contingent consideration, see Note 2. Acquisitions.

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

Gains and losses related to the cash flow hedging instrument that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the Other expense line item in the accompanying Consolidated Statement of Operations. As discussed above, the Company generally utilizes fixed-for-floating interest rate swap contracts in which the underlying pricing terms of the cash flow hedging instrument agree, in all material respects, with the pricing terms of the vault cash rental obligations to the Company’s vault cash providers. Therefore, the amount of ineffectiveness associated with the interest rate swap contracts has historically been immaterial. If the Company concludes that it is no longer probable the expected vault cash obligations that have been hedged will occur, or if changes are made to the underlying contract terms of the vault cash rental agreements, the interest rate swap contract would be deemed ineffective. The Company does not currently anticipate terminating or modifying terms of its existing derivative instruments prior to their expiration dates.

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

Cash Flow Hedges of Interest Rate Risk

The Company is party to varying notional amount interest rate swap contracts in the U.S. and the U.K. The notional amounts, weighted average fixed rates, and terms associated with the Company’s interest rate swap contracts accounted for as cash flow hedges that are currently in place for the U.S. and U.K. (as of the date of the issuance of this Form 10-Q) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts	Weighted Average Fixed Rate
U.S. $	U.S.	U.K. £	U.K.	Term
(In millions)		(In millions)
$1,000	2.53%	£550	0.82%	July 1, 2017 – December 31, 2017
$1,150	2.17%	£550	0.82%	January 1, 2018 – December 31, 2018
$1,000	2.06%	£550	0.90%	January 1, 2019 – December 31, 2019
$1,000	2.06%	£500	0.94%	January 1, 2020 – December 31, 2020
$400	1.46%	£500	0.94%	January 1, 2021 – December 31, 2021
$400	1.46%	£500	0.94%	January 1, 2022 – December 31, 2022

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

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$135	2.98%	July 1, 2017 – February 27, 2018
$85	3.11%	February 28, 2018 – September 28, 2018
$35	2.98%	September 29, 2018 – February 28, 2019

The following tables depict the effects of the use of the Company’s derivative interest rate swap contracts in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations.

Balance Sheet Data

	June 30, 2017		December 31, 2016
Asset (Liability) Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other noncurrent assets	$12,919	Prepaid expenses, deferred costs, and other noncurrent assets	$14,137
Interest rate swap contracts	Current portion of other long-term liabilities	(11,724)	Current portion of other long-term liabilities	(16,533)
Interest rate swap contracts	Other long-term liabilities	(12,510)	Other long-term liabilities	(14,456)
Total derivative instruments, net		$(11,315)		$(16,852)

Statements of Operations Data

	Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2017	2016		2017	2016
	(In thousands)			(In thousands)
Interest rate swap contracts	$(699)	$(16,617)	Cost of ATM operating revenues	$(4,883)	$(7,280)

	Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2017	2016		2017	2016
	(In thousands)			(In thousands)
Interest rate swap contracts	$(4,554)	$(34,631)	Cost of ATM operating revenues	$(10,143)	$(14,608)

As of June 30, 2017, the Company expects to reclassify $11.7 million of net derivative-related losses contained within the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

(12) Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2017 and December 31, 2016 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at June 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap contracts	$12,919	$—	$12,919	$—
Liabilities
Liabilities associated with interest rate swap contracts	$(24,234)	$—	$(24,234)	$—
Liabilities associated with acquisition-related contingent consideration	$(43,175)	$—	$—	$(43,175)

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap contracts	$14,137	$—	$14,137	$—
Liabilities
Liabilities associated with interest rate swap contracts	$(30,989)	$—	$(30,989)	$—

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

Acquisition-related contingent consideration. Liabilities from acquisition-related contingent consideration are estimated by using a Monte Carlo simulation and market observable, as well as internal projections, and other significant non-observable (Level 3) inputs based on the Company’s best estimate of future operational results upon which the payment of these obligations are contingent. As of June 30, 2017, the preliminary estimated fair value of the Company’s acquisition-related contingent consideration liability was approximately $43.2 million. For additional information related to the Spark acquisition contingent consideration, see Note 2. Acquisitions.

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility approximates fair value due to the fact that any outstanding borrowings are subject to short-term floating interest rates. As of June 30, 2017, the fair value of the Convertible Notes, the 2022 Notes, and the 2025 Notes (see Note 8. Long-Term Debt) totaled $275.3 million, $256.3 million, and $309.3 million, respectively, based on the quoted prices in markets that are not active (Level 2) inputs for these notes as of that date.

Additions to asset retirement obligations liability. The Company estimates the fair value of additions to its ARO liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the ARO are measured at fair value at the time of the asset installations using significant non-observable (Level 3) inputs. These liabilities are evaluated periodically based on estimated current fair value. Amounts added to the ARO liability during the six months ended June 30, 2017 and 2016 totaled  $6.6 million and $4.8 million, respectively.

Interest rate swap contracts. As of June 30, 2017, the fair value of the Company’s interest rate swap contracts was an asset of $12.9 million and a liability of $24.2 million. These financial instruments are carried at fair value and calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable (Level 2) inputs, while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. For additional information related to the valuation process of this asset or liability, see Note 11. Derivative Financial Instruments.

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

Other Commitments and Contingencies

Asset retirement obligations. The Company’s  ARO consist primarily of deinstallation costs of the Company’s ATMs and costs to restore the ATM sites to their original condition. In most cases, the Company is legally required to perform this deinstallation, and in some cases, the site restoration work. As of June 30, 2017, the Company had  $67.9 million accrued for these liabilities. For additional information, see Note 9. Asset Retirement Obligations.

Acquisition-related contingent consideration. As a result of the Spark acquisition, the Company has recorded an acquisition-related contingent consideration liability of $43.2 million as of June 30, 2017. For additional information related to the Spark acquisition contingent consideration, see Note 2. Acquisitions.

(14) Income Taxes

The Company’s  income tax expense based on income before income taxes for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands, excluding percentages)
Income tax expense	$4,670	$9,861	$1,718	$17,816
Effective tax rate	23.6%	32.9%	10.8%	33.4%

The Company’s  income tax expense for the three months ended June 30, 2017 totaled $4.7 million, or an effective tax rate of 23.6%, compared to $9.9 million, or an effective tax rate of 32.9%, for the same period of 2016. The Company’s income tax expense for the six months ended June 30, 2017 totaled $1.7 million, or an effective tax rate of 10.8%, compared to $17.8 million, or an effective tax rate of 33.4%, for the same period of 2016. The decreases in income tax expense compared to the same periods of 2016 were attributable to the benefits associated with the Company’s redomicile to the U.K., mix of earnings across jurisdictions, and the excess tax benefits realized in the first quarter of 2017 related to share-based compensation in accordance with ASU 2016-09. For additional information, see Note 1. General and Basis of Presentation – (b) Basic of Presentation.

The Company assesses the need for any deferred tax asset valuation allowances at the end of each reporting period. The determination of whether a valuation allowance for deferred tax assets is needed is subject to considerable judgment and requires an evaluation of all available positive and negative evidence. Based on the assessment at June 30, 2017, and the weight of all available evidence, the Company concluded that maintaining the deferred tax asset valuation allowance for certain entities was appropriate, as the Company currently believes that it is more likely than not that the related deferred tax assets will not be realized.

The deferred tax expenses and benefits associated with the Company’s net unrealized gains and losses on derivative instruments and foreign currency translation adjustments have been recorded in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets.

(15) Segment Information

As of June 30, 2017, the Company’s operations consisted of its North America, Europe & Africa, and Australia & New Zealand segments. As the integration of DCPayments (acquired in January 2017) progressed throughout the second quarter of 2017, the Company separated its previously reported DCPayments segment into geographical components, including them within the Company’s geographical segments and creating a new Australia & New Zealand segment, which includes the DCPayments operations in Australia and New Zealand. The Company’s ATM operations in the U.S., Canada, Mexico, and Puerto Rico are included in its North America segment. The North America segment now also includes the Company’s  transaction processing operations, which service its internal ATM operations, along with external customers. The transaction processing operations were previously reported in the Company’s Corporate & Other segment. The Corporate segment now includes solely the Company’s corporate general and administrative expenses. The Company’s operations in the U.K., Ireland, Germany, Poland, Spain, and South Africa are included in its Europe & Africa segment, along with i-design (the Company’s ATM advertising business based in the U.K.). While each of the reporting segments provides similar kiosk-based and/or ATM-related services, each segment is managed separately and requires different marketing and business strategies. Segment information presented for prior periods have been revised to reflect the changes in the Company’s segments.

Management uses Adjusted EBITDA and Adjusted EBITA, together with U.S. GAAP measures, to manage and measure the performance of its segments. Management believes Adjusted EBITDA and Adjusted EBITA are useful measures because they allow management to more effectively evaluate the performance of the business and compare its results of operations from period to period without regard to financing methods,  capital structure or non-recurring costs, as defined by the Company.  Adjusted EBITDA and Adjusted EBITA exclude amortization of intangible assets, share-based compensation expense, acquisition and divestiture-related expenses, certain non-operating expenses, (if applicable in a particular period) certain costs not anticipated to occur in future periods, gains or losses on disposal and impairment of assets, the Company’s obligations for the payment of income taxes, interest expense, and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Additionally, Adjusted EBITDA excludes depreciation and accretion expense. Depreciation and accretion expense and amortization of intangible assets are excluded as these amounts can vary substantially from company to company within the Company’s industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired.

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

Below is a reconciliation of Net income attributable to controlling interests and available to common shareholders to EBITDA, Adjusted EBITDA, and Adjusted EBITA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Net income attributable to controlling interests and available to common shareholders	$15,158	$20,148	$14,257	$35,532
Adjustments:
Interest expense, net	9,460	4,466	16,017	8,958
Amortization of deferred financing costs and note discount	3,146	2,982	6,122	5,764
Income tax expense	4,670	9,861	1,718	17,816
Depreciation and accretion expense	29,755	23,100	58,876	45,777
Amortization of intangible assets	15,247	9,691	30,427	18,954
EBITDA	$77,436	$70,248	$127,417	$132,801
Add back:
Loss (gain) on disposal and impairment of assets	669	(1,326)	3,863	(944)
Other expense (1)	1,945	943	365	388
Noncontrolling interests (2)	(6)	(17)	(10)	(35)
Share-based compensation expense	3,623	5,970	5,820	9,138
Acquisition and divestiture-related expenses (3)	3,993	674	12,449	2,258
Redomicile-related expenses (4)	—	5,214	760	11,250
Restructuring expenses (5)	—	—	8,243	—
Adjusted EBITDA	$87,660	$81,706	$158,907	$154,856
Less:
Depreciation and accretion expense (6)	29,754	23,093	58,872	45,762
Adjusted EBITA	$57,906	$58,613	$100,035	$109,094

(1)	Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition-related contingent consideration payable, and other non-operating costs.
(2)	Noncontrolling interests adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of one of its Mexican subsidiaries.
(3)	Acquisition and divestiture-related expenses include costs incurred for professional and legal fees and certain other transition and integration-related costs.
(4)	Expenses associated with the Company’s redomicile of its parent company to the U.K., which was completed on July 1, 2016.
(5)	Expenses primarily related to employee severance costs associated with the Company’s Restructuring Plan implemented in the first quarter of 2017.
(6)	Amounts exclude a portion of the expenses incurred by one of the Company’s Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.

The following tables reflect certain financial information for each of the Company’s reporting segments for the periods presented:

	Three Months Ended June 30, 2017
	North America	Europe & Africa (1)	Australia & New Zealand (2)	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$249,477	$102,670	$32,965	$—	$—	$385,112
Intersegment revenues	2,379	484	—	—	(2,863)	—
Cost of revenues	170,144	65,062	24,115	183	(1,904)	257,600
Selling, general, and administrative expenses	17,774	10,084	2,501	13,111	—	43,470
Acquisition and divestiture-related expenses	578	1,518	692	1,205	—	3,993
Loss (gain) on disposal and impairment of assets	624	194	(149)	—	—	669

Adjusted EBITDA	63,914	28,010	6,341	(9,646)	(959)	87,660

Depreciation and accretion expense	17,404	10,782	1,569	—	—	29,755
Adjusted EBITA	46,511	17,228	4,772	(9,646)	(959)	57,906

Capital expenditures (3)	$13,822	$15,495	$1,990	$—	$—	$31,307

	Three Months Ended June 30, 2016
	North America	Europe & Africa (1)	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$227,177	$96,784	$—	$—	$323,961
Intersegment revenues	2,500	331	—	(2,831)	—
Cost of revenues	151,107	61,784	270	(2,831)	210,330
Selling, general, and administrative expenses	15,954	8,961	12,997	—	37,912
Redomicile-related expenses	—	—	5,214	—	5,214
Acquisition and divestiture-related expenses	319	355	—	—	674
Loss (gain) on disposal and impairment of assets	412	(1,738)	—	—	(1,326)

Adjusted EBITDA	62,599	26,370	(7,298)	35	81,706

Depreciation and accretion expense	13,739	9,361	—	—	23,100
Adjusted EBITA	48,867	17,009	(7,298)	35	58,613

Capital expenditures (3)	$12,371	$10,749	$—	$—	$23,120

	Six Months Ended June 30, 2017
	North America	Europe & Africa (1)	Australia & New Zealand (2)	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$488,543	$189,598	$64,543	$—	$—	$742,684
Intersegment revenues	4,370	803	—	—	(5,173)	—
Cost of revenues	336,007	123,700	47,493	140	(3,178)	504,162
Selling, general, and administrative expenses	36,026	19,717	4,351	25,325	—	85,419
Redomicile-related expenses	—	23	—	737	—	760
Restructuring expenses	3,668	831	—	3,744	—	8,243
Acquisition and divestiture-related expenses	2,148	1,993	1,711	6,597	—	12,449
Loss (gain) on disposal and impairment of assets	3,796	209	(190)	48	—	3,863

Adjusted EBITDA	120,876	46,985	12,687	(19,646)	(1,995)	158,907

Depreciation and accretion expense	34,559	20,617	3,700	—	—	58,876
Adjusted EBITA	86,321	26,368	8,987	(19,646)	(1,995)	100,035

Capital expenditures (3)	$39,503	$26,210	$4,155	$—	$—	$69,868

	Six Months Ended June 30, 2016
	North America	Europe & Africa (1)	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$442,777	$184,431	$—	$—	$627,208
Intersegment revenues	4,669	664	—	(5,333)	—
Cost of revenues	291,500	119,649	387	(5,333)	406,203
Selling, general, and administrative expenses	32,483	18,105	24,723	—	75,311
Redomicile-related expenses	—	12	11,238	—	11,250
Acquisition and divestiture-related expenses	1,307	921	30	—	2,258
Loss (gain) on disposal and impairment of assets	756	(1,700)	—	—	(944)

Adjusted EBITDA	123,426	47,347	(15,972)	55	154,856

Depreciation and accretion expense	27,320	18,457	—	—	45,777
Adjusted EBITA	96,122	28,889	(15,972)	55	109,094

Capital expenditures (3)	$20,137	$19,434	$—	$—	$39,571

(1)	The Europe & Africa segment includes operations in South Africa, which were acquired on January 31, 2017 with the Spark acquisition.
(2)	The Australia & New Zealand segment includes operations in Australia and New Zealand, which were acquired on January 6, 2017 with the DCPayments acquisition.
(3)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and other intangible assets. Additionally, capital expenditure amounts for one of the Company’s Mexican subsidiaries, included in the North America segment, are reflected gross of any noncontrolling interest amounts.

Identifiable Assets

	June 30, 2017	December 31, 2016
	(In thousands)
North America	$1,181,446	$956,807
Europe & Africa	535,520	363,857
Australia & New Zealand	300,255	—
Corporate	17,811	44,032
Total	$2,035,032	$1,364,696

(16) Supplemental Guarantor Financial Information

Prior to the Redomicile Transaction, the 2022 Notes were fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by certain wholly-owned subsidiaries of Cardtronics Delaware. On July 1, 2016, Cardtronics plc and certain of its subsidiaries became 2022 Notes Guarantors pursuant to the 2022 Notes Supplemental Indenture entered into in conjunction with the Redomicile Transaction. As of June 30, 2017, the 2022 Notes were fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by Cardtronics plc and these subsidiaries (including the original Cardtronics Delaware subsidiary 2022 Notes Guarantors). Cardtronics Delaware, the subsidiary issuer of the 2022 Notes is 100% owned by Cardtronics plc, the parent 2022 Notes Guarantor. In addition, on April 28, 2017, additional subsidiaries of Cardtronics plc were added as 2022 Notes Guarantors pursuant to the 2022 Notes Second Supplemental Indenture.

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

The following information reflects the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 for: (i) Cardtronics plc, the parent 2022 Notes Guarantor (“Parent”), (ii) Cardtronics Delaware (“Issuer”), (iii) the 2022 Notes Guarantors (including those 2022 Notes Guarantors added pursuant to the 2022 Notes Second Supplemental Indenture) (the “Guarantors”), and (iv) the 2022 Notes Non-Guarantors. The statements for the 2016 periods have been revised to present the financial results of these entities in a manner that is consistent with the Company’s organizational structure as of June 30, 2017.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$269,435	$118,839	$(3,162)	$385,112
Operating costs and expenses	6,797	2,733	230,975	112,434	(2,205)	350,734
(Loss) income from operations	(6,797)	(2,733)	38,460	6,405	(957)	34,378
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	6,319	10,660	(4,373)	—	12,606
Equity in (earnings) of subsidiaries	(21,932)	(17,952)	(5,728)	—	45,612	—
Other (income) expense	(296)	(125)	5,562	576	(3,772)	1,945
Income before income taxes	15,431	9,025	27,966	10,202	(42,797)	19,827
Income tax expense (benefit)	274	(3,482)	8,849	(971)	—	4,670
Net income	15,157	12,507	19,117	11,173	(42,797)	15,157
Net loss attributable to noncontrolling interests	—	—	—	—	(1)	(1)
Net income attributable to controlling interests and available to common stockholders	15,157	12,507	19,117	11,173	(42,796)	15,158
Comprehensive income attributable to controlling interests	$45,368	$12,506	$20,625	$39,883	$(73,015)	$45,367

	Three Months Ended June 30, 2016
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$229,963	$97,036	$(3,038)	$323,961
Operating costs and expenses	—	6,556	197,765	84,312	(3,038)	285,595
(Loss) income from operations	—	(6,556)	32,198	12,724	—	38,366
Interest expense, net, including amortization of deferred financing costs and note discount	—	6,479	196	773	—	7,448
Equity in (earnings) losses of subsidiaries	(20,114)	(22,079)	482	—	41,711	—
Other expense (income)	—	271	(965)	1,653	(16)	943
Income before income taxes	20,114	8,773	32,485	10,298	(41,695)	29,975
Income tax (benefit) expense	—	(5,190)	12,388	2,663	—	9,861
Net income	20,114	13,963	20,097	7,635	(41,695)	20,114
Net loss attributable to noncontrolling interests	—	—	—	—	(34)	(34)
Net income attributable to controlling interests and available to common stockholders	20,114	13,963	20,097	7,635	(41,661)	20,148
Comprehensive (loss) income attributable to controlling interests	$(3,731)	$10,649	$19,263	$(12,227)	$(17,651)	$(3,697)

	Six Months Ended June 30, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$526,604	$221,726	$(5,646)	$742,684
Operating expenses	12,696	12,451	467,046	215,626	(3,620)	704,199
(Loss) income from operations	(12,696)	(12,451)	59,558	6,100	(2,026)	38,485
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	12,410	18,562	(8,833)	—	22,139
Equity in (earnings) of subsidiaries	(26,676)	(25,328)	(5,566)	—	57,570	—
Other (income) expense	(232)	(179)	21,259	(5,092)	(15,391)	365
Income before income taxes	14,212	646	25,303	20,025	(44,205)	15,981
Income tax (benefit) expense	(51)	(9,625)	12,028	(634)	—	1,718
Net income	14,263	10,271	13,275	20,659	(44,205)	14,263
Net income attributable to noncontrolling interests	—	—	—	—	6	6
Net income attributable to controlling interests and available to common shareholders	14,263	10,271	13,275	20,659	(44,211)	14,257
Comprehensive income attributable to controlling interests	$53,124	$11,716	$25,808	$45,544	$(83,074)	$53,118

	Six Months Ended June 30, 2016
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$447,669	$185,286	$(5,747)	$627,208
Operating expenses	—	14,058	386,885	163,609	(5,743)	558,809
(Loss) income from operations	—	(14,058)	60,784	21,677	(4)	68,399
Interest expense, net, including amortization of deferred financing costs and note discount	—	12,848	319	1,555	—	14,722
Equity in (earnings) losses of subsidiaries	(35,473)	(44,302)	2,977	—	76,798	—
Other (income) expense	—	(74)	(2,074)	2,552	(16)	388
Income before income taxes	35,473	17,470	59,562	17,570	(76,786)	53,289
Income tax (benefit) expense	—	(10,464)	24,101	4,179	—	17,816
Net income	35,473	27,934	35,461	13,391	(76,786)	35,473
Net loss attributable to noncontrolling interests	—	—	—	—	(59)	(59)
Net income attributable to controlling interests and available to common shareholders	35,473	27,934	35,461	13,391	(76,727)	35,532
Comprehensive (loss) income attributable to controlling interests	$(4,449)	$23,335	$25,939	$(12,452)	$(36,763)	$(4,390)

Condensed Consolidated Balance Sheets

	As of June 30, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$403	$229	$12,048	$40,497	$—	$53,177
Accounts and notes receivable, net	—	—	55,377	43,374	—	98,751
Other current assets	98	558	70,968	75,846	—	147,470
Total current assets	501	787	138,393	159,717	—	299,398
Property and equipment, net	—	—	340,654	164,800	—	505,454
Intangible assets, net	—	—	225,813	52,658	—	278,471
Goodwill	—	—	711,507	191,594	—	903,101
Investments in and advances to subsidiaries	511,544	397,017	474,276	—	(1,382,837)	—
Intercompany receivable	8,414	197,147	712,021	891,374	(1,808,956)	—
Deferred tax asset, net	585	—	1,491	7,651	—	9,727
Prepaid expenses, deferred costs, and other noncurrent assets	—	296	23,165	15,420	—	38,881
Total assets	$521,044	$595,247	$2,627,320	$1,483,214	$(3,191,793)	$2,035,032
Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	—	49	27,060	5,696	(12)	32,793
Accounts payable and accrued liabilities	580	10,402	209,424	124,989	—	345,395
Total current liabilities	580	10,451	236,484	130,685	(12)	378,188
Long-term debt	—	494,145	465,152	14,042	—	973,339
Intercompany payable	12,391	4,589	1,153,416	638,560	(1,808,956)	—
Asset retirement obligations	—	—	27,989	29,107	—	57,096
Deferred tax liability, net	—	—	47,211	2,704	—	49,915
Other long-term liabilities	—	1,713	21,673	45,035	—	68,421
Total liabilities	12,971	510,898	1,951,925	860,133	(1,808,968)	1,526,959
Shareholders' equity	508,073	84,349	675,395	623,081	(1,382,825)	508,073
Total liabilities and shareholders' equity	$521,044	$595,247	$2,627,320	$1,483,214	$(3,191,793)	$2,035,032

\
	As of December 31, 2016
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$101	$7	$6,995	$66,431	$—	$73,534
Accounts and notes receivable, net	—	—	59,375	24,781	—	84,156
Other current assets	—	1,468	52,087	58,292	—	111,847
Total current assets	101	1,475	118,457	149,504	—	269,537
Property and equipment, net	—	—	271,142	121,593	—	392,735
Intangible assets, net	—	—	89,028	32,202	—	121,230
Goodwill	—	—	450,229	82,846	—	533,075
Investments in and advances to subsidiaries	452,014	748,278	872,795	—	(2,073,087)	—
Intercompany receivable	12,962	297,790	251,754	1,615,808	(2,178,314)	—
Deferred tax asset, net	537	—	1,462	11,005	—	13,004
Prepaid expenses, deferred costs, and other noncurrent assets	—	504	22,098	12,513	—	35,115
Total assets	$465,614	$1,048,047	$2,076,965	$2,025,471	$(4,251,401)	$1,364,696
Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	—	—	22,662	5,591	(16)	28,237
Accounts payable and accrued liabilities	(15)	17,152	179,489	89,024	(67)	285,583
Total current liabilities	(15)	17,152	202,151	94,615	(83)	313,820
Long-term debt	—	502,539	—	—	—	502,539
Intercompany payable	8,694	82,660	1,248,493	838,467	(2,178,314)	—
Asset retirement obligations	—	—	21,746	23,340	—	45,086
Deferred tax liability, net	—	—	24,953	2,672	—	27,625
Other long-term liabilities	—	504	14,305	3,882	—	18,691
Total liabilities	8,679	602,855	1,511,648	962,976	(2,178,397)	907,761
Shareholders' equity	456,935	445,192	565,317	1,062,495	(2,073,004)	456,935
Total liabilities and shareholders' equity	$465,614	$1,048,047	$2,076,965	$2,025,471	$(4,251,401)	$1,364,696

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$8,017	$14,322	$57,477	$4,763	$—	$84,579
Additions to property and equipment	—	—	(43,613)	(26,255)	—	(69,868)
Acquisitions, net of cash acquired	—	—	(467,598)	(19,479)	—	(487,077)
Net cash used in investing activities	—	—	(511,211)	(45,734)	—	(556,945)
Proceeds from borrowings under revolving credit facility	—	218,000	586,778	30,727	—	835,505
Repayments of borrowings under revolving credit facility	—	(232,100)	(417,279)	(16,877)	—	(666,256)
Proceeds from borrowings of long-term debt	—	—	300,000	—	—	300,000
Debt issuance costs	—	—	(5,197)	—	—	(5,197)
Intercompany financing	—	—	(3,217)	3,217	—	—
Tax payments related to share-based compensation	(7,820)	—	—	—	—	(7,820)
Proceeds from exercises of stock options	105	—	—	—	—	105
Net cash (used in) provided by financing activities	(7,715)	(14,100)	461,085	17,067	—	456,337
Effect of exchange rate changes on cash	—	—	(2,298)	(2,030)	—	(4,328)
Net increase (decrease) in cash and cash equivalents	302	222	5,053	(25,934)	—	(20,357)
Cash and cash equivalents as of beginning of period	101	7	6,995	66,431	—	73,534
Cash and cash equivalents as of end of period	$403	$229	$12,048	$40,497	$—	$53,177

	Six Months Ended June 30, 2016
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$—	$48,940	$28,784	$46,863	$—	$124,587
Additions to property and equipment	—	—	(17,520)	(22,051)	—	(39,571)
Acquisitions, net of cash acquired	—	—	(14,544)	—	—	(14,544)
Proceeds from sale of assets and businesses	—	—	—	9,348	—	9,348
Net cash used in investing activities	—	—	(32,064)	(12,703)	—	(44,767)
Proceeds from borrowings under revolving credit facility	—	120,100	—	14,207	—	134,307
Repayments of borrowings under revolving credit facility	—	(182,700)	—	(33,300)	—	(216,000)
Intercompany financing	—	17,911	—	(17,911)	—	—
Proceeds from exercises of stock options	—	145	—	—	—	145
Additional tax (expense) related to share-based compensation	—	(343)	—	—	—	(343)
Repurchase of common shares	—	(3,959)	—	—	—	(3,959)
Net cash used in financing activities	—	(48,846)	—	(37,004)	—	(85,850)
Effect of exchange rate changes on cash	—	—	(861)	246	—	(615)
Net increase (decrease) in cash and cash equivalents	—	94	(4,141)	(2,598)	—	(6,645)
Cash and cash equivalents as of beginning of period	—	782	6,200	19,315	—	26,297
Cash and cash equivalents as of end of period	$—	$876	$2,059	$16,717	$—	$19,652

(17) Concentration Risk

Significant merchants.  7-Eleven, Inc. (“7-Eleven”) in the U.S. is currently the largest merchant in the Company’s portfolio, representing approximately 18% of the Company’s total revenues for the year ended December 31, 2016. 7-Eleven did not renew its ATM placement agreement with the Company, which expired in July 2017, but has instead entered into a new ATM placement agreement with a related entity of 7-Eleven’s parent company. The Company is currently in the process of coordinating the transition of ATM operations at 7-Eleven locations in the U.S. to the new service provider, which will occur over the latter part of 2017, with a small percentage of ATMs expected to be removed during the first quarter of 2018. As a result, the Company expects that its revenues and operating profits derived from this relationship will begin to decline during the third quarter of 2017. The Company expects that the loss of 7-Eleven will likely have a higher negative impact (in percentage terms) on its income from operations relative to the revenue impact, particularly as the Company transitions to the new service provider and the infrastructure required to support the relationship adjusts during the transition period. As a result, the Company expects that the loss of 7-Eleven will have a significant negative impact on its income from operations and cash flows in 2017 and 2018.

The deinstallation of the 7-Eleven ATMs in the U.S., which the Company commenced during the third quarter of 2017, will have a significant impact on many elements of the Company’s business operations. Due to the anticipated loss of revenues and profits associated with this relationship, the Company has taken measures to manage the business to partially offset the loss of profits associated with this relationship. For additional information, see Note 1. General and Basis of Presentation - (e) Restructuring Expenses.

(18) New Accounting Pronouncements

For information related to the ASUs adopted during the six months ended June 30, 2017, see Note 1. General and Basis of Presentation - (b) Basis of Presentation. The new ASUs relevant to the Company are as follows:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 was later amended by ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2014-09, as amended, (the “Revenue Standard”) supersedes most industry specific guidance and intends to enhance comparability of revenue recognition practices across entities and industries by providing a principle-based, comprehensive framework for addressing revenue recognition issues. The Revenue Standard is effective for fiscal years beginning after December 15, 2017, and interim reporting periods within those years, although early adoption is permitted.

The Company will adopt the Revenue Standard in the first quarter of fiscal 2018. The Company has completed an analysis of its most significant revenue streams including those most likely to be impacted by the Revenue Standard and anticipates that the adoption of the Revenue Standard will result in relatively minor impacts to the recognition of revenues to be reported in its consolidated financial statements. However, the Company’s  implementation project is still underway. The Company believes that the most significant impact will be from the deferral of contract acquisition costs. These costs primarily consist of commissions and other consideration provided to the Company’s sales force that have not been deferred historically. It has been the Company’s practice to recognize sales commissions when paid and now they will be deferred and recognized over time. The Company plans to use the modified retrospective method to adopt the Revenue Standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)  (the “Lease Standard”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. The Lease Standard requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The Lease Standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, using a modified retrospective approach and early adoption is permitted. The Company is required to adopt the Lease Standard during the first quarter of fiscal 2019. The Company is currently reviewing its operating leases and ATM placement agreements to assess the impact the Lease Standard will have on its consolidated financial statements. The Company currently anticipates that its adoption of the Lease Standard will result in the recognition of significant right-to-use assets and lease liabilities related to its operating leases as well as certain of its ATM placement agreements that contain fixed payments and are deemed to contain a lease under the Lease Standard.

In August and November 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) and ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-15 and ASU 2016-18 update the following specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon or insignificant rate debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; separately identifiable cash flows and application of the predominance principle, and classification of restricted cash. ASU 2016-15 and ASU 2016-18 are effective for fiscal years beginning after December 15, 2017, and interim periods within those years, and early adoption is permitted. The Company is required to adopt this guidance during the first quarter of fiscal 2018 and plans to adopt both ASU 2016-15 and ASU 2016-18 at that time. Responsive to this guidance, the Company will include the balance of restricted cash together with cash and cash equivalents when presenting the Consolidated Statements of Cash Flows, commencing with its first quarter reporting in 2018. The Company will also recognize contingent consideration payments up to the amount of the liability recognized at the acquisition date in financing activities and any excess in operating activities. The Company does not anticipate that this classification will result in a change to the operating, financing, or investing cash flows that would otherwise be reported.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory (“ASU 2016-16”). ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 is effective for fiscal years beginning after

December 15, 2018, and interim periods within those years, and early adoption is permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business when determining an acquisition, divestiture, disposal, goodwill, or consolidation. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, and early adoption is permitted. Additionally, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test and the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, and early adoption is permitted. In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies what constitutes a modification of a share-based payments award. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, and early adoption is permitted. The Company is currently evaluating the impact these standards will have on its consolidated financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provisions thereof. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effect on the Company and there can be no assurance that future developments affecting the Company will be those that are anticipated.  All comments concerning the Company’s expectations for future revenues and operating results are based on its estimates for its existing operations and do not include the potential impact of any future acquisitions. The Company’s forward-looking statements involve significant risks and uncertainties (some of which are beyond its control) and assumptions that could cause actual results to differ materially from its historical experience and present expectations or projections. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include:

•

the Company’s financial outlook and the financial outlook of the automated teller machines and multi-function financial services kiosks (collectively, “ATMs”) industry and the continued usage of cash by consumers at rates near historical patterns;

•	the Company’s ability to respond to recent and future network and regulatory changes, including requirements surrounding Europay, MasterCard, and Visa (“EMV”) security standards;
•	the Company’s ability to renew its existing merchant relationships on comparable economic terms and add new merchants;
•	the Company’s ability to pursue, complete, and successfully integrate acquisitions, including the integration of DirectCash Payments Inc.;
•	changes in interest rates and foreign currency rates;
•	the Company’s ability to successfully manage its existing international operations and to continue to expand internationally;
•	the Company’s ability to manage concentration risks with key customers, merchants, vendors, and service providers;
•	the Company’s ability to prevent thefts of cash;
•	the Company’s ability to manage cybersecurity risks and prevent data breaches;
•

the Company’s ability to respond to potential reductions in the amount of net interchange fees that it receives from global and regional debit networks for transactions conducted on its ATMs due to pricing changes implemented by those networks as well as changes in how issuers route their ATM transactions over those networks;

•	the Company’s ability to provide new ATM solutions to retailers and financial institutions including placing additional banks’ brands on ATMs currently deployed;
•	the Company’s ATM vault cash rental needs, including potential liquidity issues with its vault cash providers and its ability to continue to secure vault cash rental agreements in the future;
•	the Company’s ability to manage the risks associated with its third-party service providers failing to perform their contractual obligations;
•	the Company’s ability to renew its existing third party service provider relationships on comparable economic terms;
•	the Company’s ability to successfully implement and evolve its corporate strategy;
•	the Company’s ability to compete successfully with new and existing competitors;
•	the Company’s ability to meet the service levels required by its service level agreements with its merchants;
•	the additional risks the Company is exposed to in its United Kingdom (“U.K.”) armored transport business;
•

the impact of changes in laws, including tax laws, that could adversely affect the Company’s business and/or reduce or eliminate the benefits expected to be achieved from the Company’s recent change of its parent company from the United States to the U.K.;

•

the impact of, or uncertainty related to, the U.K.’s planned exit from the European Union, including any material adverse effect on the tax, tax treaty, currency, operational, legal, and regulatory regime and macro-economic environment to which it will be subject to as a U.K. company; and

•	the Company’s ability to retain its key employees and maintain good relations with its employees.

For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, see: (i) Part II. Other Information, Item 1A. Risk Factors in the Company’s Form 10-Q for the quarterly period ended March 31, 2017 and (ii) Part I. Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics plc provides convenient automated consumer financial services through its network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of June 30, 2017, we were the world’s largest ATM owner/operator, providing services to approximately 237,000 ATMs throughout the United States (the “U.S.”) (including the U.S. territory of Puerto Rico), the United Kingdom (the “U.K.”), Ireland, Canada, Australia, New Zealand, South Africa, Germany, Poland, Spain, and Mexico. In the U.S., certain of our ATMs are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other automated consumer financial services, such as remote deposit capture (which is deposit-taking at ATMs using electronic imaging). Included in the number of ATMs in our network as of June 30, 2017 there are approximately 134,000 ATMs to which we provided processing only services or various forms of managed services solutions. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.

Through our network, we deliver consumer financial services to cardholders and provide ATM management and ATM equipment-related services (typically under multi-year contracts) to large retail merchants, smaller retailers, and operators of facilities such as shopping malls, airports, and train stations. In doing so, we provide our retail partners with a compelling automated financial services solution that helps attract and retain customers, and in turn, increases the likelihood that our ATMs will be utilized. We also own and operate electronic funds transfer (“EFT”) transaction processing platforms that provide transaction processing services to our network of ATMs, as well as to other ATMs under managed services arrangements. Additionally, in Canada, through our acquisition of DirectCash Payments Inc. (“DCPayments”), we also provide processing services for issuers of debit cards.

We also own and operate the Allpoint network (“Allpoint”), the largest surcharge-free ATM network (based on the number of participating ATMs). Allpoint, with approximately 55,000 participating ATMs, provides surcharge-free ATM access to over 1,300 participating banks, credit unions, and stored-value debit card issuers. For participants, Allpoint provides scale, density, and convenience of surcharge-free ATMs that surpasses the largest banks in the U.S. Allpoint earns either a fixed monthly fee per cardholder or a fixed fee per transaction that is paid by the participants. The Allpoint network includes a majority of our Company-owned ATMs in the U.S. and a portion of our Company-owned ATMs in the U.K., Canada, Mexico, Puerto Rico, and Australia. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

For additional information related to our operations and the manner in which we derive revenues, see our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

Strategic Outlook

Over the last several years, we have expanded our operations and the capabilities and service offerings of our ATMs through strategic acquisitions and investments, continued to deploy ATMs in high-traffic locations under contracts with well-known retailers, and expanded our relationships with leading financial institutions through the growth of our Allpoint surcharge-free ATM network and our bank-branding programs. We intend to further expand our ATM capabilities and service offerings to financial institutions, as we are seeing increasing interest from financial institutions for outsourcing of ATM-related services due to our cost efficiency advantages and higher service levels, as well as the role that our ATMs can play in maintaining the financial institutions physical presence for their customers as they reduce their physical branches.

We have completed several acquisitions in the last six years, including, but not limited to: (i) eight domestic ATM operators, expanding our ATMs in both multi-unit regional retail chains and individual merchant ATM locations in the

U.S., (ii) two Canadian ATM operators which allowed us to enter into and expand our presence in Canada, (iii) Cardpoint Limited in August 2013, which further expanded our U.K. ATM operations and allowed us to enter into the German market, (iv) Sunwin Services Group in November 2014, which further expanded our cash-in-transit and maintenance servicing capabilities in the U.K. and allowed us to acquire and operate ATMs located at the Co-operative Food stores, (v) DCPayments in January 2017, a leading ATM operator with operations in Australia, New Zealand, Canada, the U.K., and Mexico, (vi) Spark ATM Systems Pty Ltd. (“Spark”) in January 2017, an independent ATM deployer operating in South Africa, and (vii) other less significant ATM asset and contract acquisitions. In addition to these ATM acquisitions, we have also made strategic acquisitions including: (i) LocatorSearch in August 2011, a U.S. leading provider of location search technology deployed by financial institutions to help customers and members find the nearest, most appropriate, and convenient ATM location based on the service they seek, (ii) i-design group limited (“i-design”) in March 2013, a Scotland-based provider and developer of marketing and advertising software and services for ATM operators, and (iii) Columbus Data Services, L.L.C. in July 2015, a leading independent transaction processor for ATM deployers and payment card issuers in the U.S., providing solutions to ATM sales and service organizations and financial institutions.

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

Recent Events and Trends

Over the last several years, we have grown our business through a combination of organic growth and acquisitions. During the six months ended June 30, 2017, total revenues, on a constant-currency basis, increased 22.0%  from the same period of 2016, driven primarily by the acquisition of DCPayments, which we completed in January 2017.

Withdrawal transaction and revenue trends - U.S. Many financial institutions are reducing the number of branches they own and operate in order to reduce their operating costs, increasing demand for automated banking solutions, such as ATMs. Bank-branding of our ATMs and participation in our surcharge-free ATM network allows financial institutions to rapidly increase and maintain surcharge-free ATM access for their customers at a substantially lower cost than owning and operating an ATM network. We believe there is an opportunity for a large non-bank ATM owner/operator, such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an arrangement could reduce a financial institution’s operating costs while extending its customer service. Furthermore, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs. These factors have led to an increase in bank-branding, increased participation in Allpoint, our surcharge-free network, and managed services arrangements, and we believe that there will be continued growth in such arrangements.

Total U.S. same-store cash withdrawal transactions during the three months ended June 30, 2017 decreased approximately 3% from the same period of 2016. The same-store cash withdrawal transaction decline was somewhat greater than we have experienced over the past 12-24 months. While difficult to precisely quantify, we believe our same-store cash withdrawal transaction growth rate was somewhat adversely impacted by our ongoing effort to upgrade our U.S. ATMs to the Europay, MasterCard, Visa (“EMV”) security standard, which resulted in a portion of our ATMs being out of service during the upgrade period. Our U.S. same-store revenues during the three months ended June 30, 2017 also decreased approximately 3% from the same period of 2016, in line with the same-store cash withdrawal transaction decline.

7-Eleven Inc. (“7-Eleven”) in the U.S. accounted for approximately 18% of our consolidated revenues for the year ended 2016. We estimate that the incremental gross margin associated with these revenues was approximately 45% in 2016. The 7-Eleven ATM placement agreement in the U.S. expired in July 2017, and we have started transitioning the ATM operations at 7-Eleven locations in the U.S. to the new service provider. We expect the transition will occur over the latter part of 2017, with a small percentage of ATMs expected to be removed during the first quarter of 2018. As a result, we expect that our revenues and operating profits associated with this relationship will begin to decline during the third quarter of 2017. We expect that the loss of 7-Eleven will likely have a higher negative impact (in percentage terms) on our income from operations relative to the revenue impact, particularly as we transition to the new service provider and the infrastructure required to support the relationship adjusts during the transition period. As a result, we expect that the loss of 7-Eleven will have a significant negative impact on our income from operations and cash flows in 2017 and 2018.

The deinstallation of the 7-Eleven ATMs in the U.S. will have a significant impact on many elements of our operations. The deinstallation process will result in estimated removal costs of the ATMs of approximately $5.0 million, most of which will be incurred during the latter part of 2017 and has been provided for in our asset retirement obligations liability. To the extent that the actual costs to remove the ATMs differs from this estimate, it will result in either an increase or decrease to our income from operations. Due to the anticipated loss of revenues and profits associated with this relationship, we expect other impacts as we manage our business to offset the loss of profits associated with this relationship. For additional information, see Item 1. Financial Statements, Note 1. General and Basis of Presentation - (e) Restructuring Expenses.

While approximately half of the Company-owned ATMs that are currently located at U.S. 7-Eleven locations are fully depreciated and not expected to be redeployed, we anticipate being able to reuse the majority of the other half.

Withdrawal transaction and revenue trends - U.K. In recent periods, we have installed more free-to-use ATMs as compared to surcharging pay-to-use ATMs in the U.K., which is our largest operation in Europe. This is due in part to adding major corporate retailers who tend to operate primarily in high traffic locations where free-to-use ATMs are more prevalent. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the significantly higher volume of transactions conducted on free-to-use ATMs have generally translated into higher overall revenues. Our same-store cash withdrawal transactions in the U.K. for the three months ended June 30, 2017 decreased approximately 3% from the same period of 2016. Partially offsetting the same-store cash withdrawal transaction decline was a higher transacting ATM count, driven by several ATM placement agreements with new and existing merchants, which resulted in net revenue growth for the three months ended June 30, 2017.

Withdrawal transaction and revenue trends - Australia. We face indirect competition from alternative payment mechanisms, including card-based and mobile phone-based contactless payment technology in all of our markets. Australia, and to a lesser extent, the U.K., has reported an increasing rate of contactless payment use. Prior to our acquisition of DCPayments and since our ownership of the Australian component of the business, we have observed declines in transactions at Australian ATMs, as cash-based payments have declined as a percentage of total payments in recent years, with growth in contactless payments appearing to be the primary driver of the decline.

Europay, MasterCard, Visa (“EMV”) security standard and software upgrades in the U.S. The EMV security standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “chip cards.” In October 2016, MasterCard commenced a liability shift for U.S. ATM transactions on EMV-issued cards used at non-EMV compliant ATMs in the U.S. We have upgraded nearly all of our U.S. Company-owned ATMs to deploy additional software to enable additional functionality, enhance security features, and enable the EMV security standard. Due to the significant operational challenges of enabling EMV and other hardware and software enhancements across the majority of our U.S. ATMs, which comprises many types and models of ATMs, together with potential compatibility issues with various processing platforms, we have recently and may continue to experience increased downtime at our U.S. ATMs. As a result of this downtime, we have suffered lost revenues and incurred penalties with certain of our contracts. We have also incurred and may continue to incur increased charges from networks associated with actual or potentially fraudulent transactions, as we are liable for fraudulent transactions on the MasterCard network and other networks that have adopted the EMV security standard if our ATM was not EMV compliant at the time of the transaction, and any fraudulent transactions were processed. As a result of this standard, we may also experience a higher rate of unit count or transaction attrition for our merchant-owned ATMs and ATMs for which we process transactions as we may elect to disable certain ATMs that are not EMV compliant. Additionally, we have and may continue to elect to disable or deny certain transaction types to mitigate our exposure to fraudulent transactions. We continue to invest in technology and processes to prevent and detect fraudulent transactions across our ATM network. However, no system or process can eliminate the risk of fraud and still maintain transaction volumes comparable to recent levels. Visa has also announced plans for a liability shift to occur starting in October 2017 for all transaction types on all EMV-issued cards in the U.S. We continue to upgrade our ATMs and as of the date of this filing, nearly all of our ATMs that we intend to upgrade and continue to operate were EMV compliant.

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

U.K. planned exit from the European Union (“Brexit”). On March 29, 2017, the U.K. government officially triggered Article 50 of the Treaty on the European Union, which commenced the process for the U.K. to exit the European Union. The ultimate impact of Brexit on our business is unknown; however, one noticeable recent impact has been a substantial devaluation of the British pound relative to the U.S. dollar. As a result, our reported financial results were adversely impacted during the three and six months ended June 30, 2017 compared to the same periods of 2016.

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

U.K. regulatory approval of the DCPayments acquisition. We are pursuing regulatory approval of the DCPayments acquisition with the U.K. Competition and Markets Authority (the “CMA”). Our ability to integrate the combined U.K. business is delayed until such approval is obtained. The CMA has oversight over the U.K. portion of the acquisition, which accounted for less than 2% of our consolidated revenues during the six months ended June 30, 2017. On May 3, 2017, we were notified by the CMA that the proposed merger of the DCPayments U.K. business with our existing U.K. operations has been referred for an in-depth phase 2 investigation by an independent group of CMA panel members (the “Phase 2 Investigation”).  The Phase 2 Investigation is currently underway with the earliest date a decision could be rendered by the CMA being October 27, 2017 (assuming no extension of the Phase 2 Investigation by the CMA). The ultimate impact of the CMA review on our DCPayments U.K. business is uncertain at this time.

Restructuring expenses.  During the three months ended March 31, 2017, we initiated a global corporate reorganization and cost reduction initiative (the “Restructuring Plan”), intended to improve our cost structure and operating efficiency. The Restructuring Plan included workforce reductions, facilities closures, and other cost reduction measures. During the three months ended March  31, 2017, we incurred $8.2 million of pre-tax expenses related to the Restructuring Plan, reflected in the Restructuring expenses line item in the accompanying Consolidated Statements of Operations. These expenses included employee severance costs of $8.0 million and lease termination costs of $0.2 million. We did not incur any additional restructuring expenses during the three months ended June 30, 2017.

During the three months ended March 31, 2017, we also identified certain assets that will likely be abandoned or are no longer capable of recovering their carrying values. As a result, we recognized $3.2 million in asset impairment charges included in the Loss (gain) on disposal and impairment of assets line item in the accompanying Consolidated Statements of Operations. We did not recognize any additional asset impairment charges during the three months ended June 30, 2017.

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

Factors Impacting Comparability Between Periods

•

Foreign currency exchange rates. Our reported financial results are subject to fluctuations in foreign currency exchange rates. We estimate that the year-over-year strengthening in the U.S. dollar relative to the currencies in the markets in which we operate caused our reported total revenues to be lower by approximately $22.7 million, or 3.6%, for the six months ended June 30, 2017.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
ATM operating revenues	96.9%	96.1%	96.3%	96.2%
ATM product sales and other revenues	3.1	3.9	3.7	3.8
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below) (1)	64.0	61.4	64.4	61.3
Cost of ATM product sales and other revenues	2.9	3.5	3.5	3.4
Total cost of revenues	66.9	64.9	67.9	64.8
Gross profit	33.1	35.1	32.1	35.2
Operating expenses:
Selling, general, and administrative expenses (2)	11.3	11.7	11.5	12.0
Redomicile-related expenses	—	1.6	0.1	1.8
Restructuring expenses	—	—	1.1	—
Acquisition and divestiture-related expenses	1.0	0.2	1.7	0.4
Depreciation and accretion expense	7.7	7.1	7.9	7.3
Amortization of intangible assets	4.0	3.0	4.1	3.0
Loss (gain) on disposal and impairment of assets	0.2	(0.4)	0.5	(0.2)
Total operating expenses	24.2	23.2	26.9	24.3
Income from operations	8.9	11.8	5.2	10.9
Other expense:
Interest expense, net	2.5	1.4	2.2	1.4
Amortization of deferred financing costs and note discount	0.8	0.9	0.8	0.9
Other expense	0.5	0.3	—	0.1
Total other expense	3.8	2.6	3.0	2.4
Income before income taxes	5.1	9.3	2.2	8.5
Income tax expense	1.2	3.0	0.2	2.8
Net income	3.9	6.2	1.9	5.7
Net (loss) income attributable to noncontrolling interests	—	—	—	—
Net income attributable to controlling interests and available to common shareholders	3.9%	6.2%	1.9%	5.7%

(1)

Excludes effects of depreciation, accretion, and amortization of intangible assets of $37.6 million and $27.9 million for the three months ended June 30, 2017 and 2016, respectively, and $74.7 million and $55.3 million for the six months ended June 30, 2017 and 2016, respectively. See Item 1. Financial Statements, Note 1. General and Basis of Presentation – (c) Cost of ATM Operating Revenues and Gross Profit Presentation. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 9.8% and 8.6% for the three months ended June 30, 2017 and 2016, respectively, and 10.1% and 8.9% for the six months ended June 30, 2017 and 2016, respectively.

(2)

Includes share-based compensation expense of $3.4 million and $5.7 million for the three months ended June 30, 2017 and 2016, respectively, and $5.7 million and $8.8 million for the six months ended June 30, 2017 and 2016, respectively.

Key Operating Metrics

The following table reflects certain key measures that gauge our operating performance for the periods indicated, including the effect of the acquisitions.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	% Change	2016	2017	% Change	2016
Average number of transacting ATMs:
United States	45,207	9.1%	41,450	45,196	11.8%	40,413
United Kingdom and Ireland	21,574	34.3	16,063	21,416	34.4	15,936
Australia and New Zealand	8,816	n/m	—	8,913	n/m	—
Canada	6,053	225.3	1,861	6,126	230.1	1,856
South Africa	2,368	n/m	—	2,352	n/m	—
Germany, Poland, and Spain	1,535	32.9	1,155	1,478	29.4	1,142
Mexico	957	(30.7)	1,381	1,117	(19.5)	1,387
Total Company-owned	86,510	39.7	61,910	86,598	42.6	60,734
United States (1)	12,363	(25.6)	16,613	12,499	(26.7)	17,063
Canada	2,974	n/m	—	2,919	n/m	—
United Kingdom and Ireland	635	n/m	—	616	n/m	—
Australia and New Zealand	103	n/m	—	103	n/m	—
Total Merchant-owned	16,075	(3.2)	16,613	16,137	(5.4)	17,063
Average number of transacting ATMs – ATM operations	102,585	30.6	78,523	102,735	32.1	77,797

Managed Services and Processing:
United States	127,435	8.3	117,696	125,493	8.8	115,327
Canada	3,411	99.8	1,707	3,385	110.1	1,611
Australia and New Zealand	1,857	n/m	—	1,776	n/m	—
Average number of transacting ATMs – Managed services and processing	132,703	11.1	119,403	130,654	11.7	116,938

Total average number of transacting ATMs	235,288	18.9	197,926	233,389	19.8	194,735

Total transactions (in thousands):
ATM operations	390,094	14.1	341,941	752,408	14.9	655,072
Managed services and processing, net	261,293	47.6	176,998	507,874	46.0	347,877
Total transactions	651,387	25.5	518,939	1,260,282	25.7	1,002,949

Total cash withdrawal transactions (in thousands):
ATM operations	248,166	14.8	216,197	482,411	18.2	408,283

Per ATM per month amounts (excludes managed services and processing):
Cash withdrawal transactions	806	(12.2)	918	783	(10.5)	875

ATM operating revenues (2)	$1,136	(9.1)	$1,250	$1,084	(11.1)	$1,220
Cost of ATM operating revenues (2)(3)	767	(4.5)	803	737	(6.0)	784
ATM operating gross profit (2) (3)	$369	(17.4%)	$447	$347	(20.4%)	$436

ATM operating gross profit margin (2) (3)	32.5%		35.8%	32.0%		35.7%

(1)	Certain ATMs previously reported in this category are now included in the United States: Managed services and processing and United States: Company-owned categories.
(2)	ATM operating revenues and Cost of ATM operating revenues relating to managed services, processing, ATM equipment sales, and other ATM-related services are not included in this calculation.
(3)

Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is reported separately in the accompanying Consolidated Statements of Operations. See Item 1. Financial Statements, Note 1. General and Basis of Presentation - (c) Cost of ATM Operating Revenues and Gross Profit Presentation.

The following table reflects certain key measures that gauge our operating performance for the periods indicated,  excluding the effect of the acquisitions.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	% Change	2016	2017	% Change	2016
Average number of transacting ATMs:
United States	45,207	9.1%	41,450	42,816	5.9%	40,413
United Kingdom and Ireland	16,567	3.1	16,063	16,451	3.2	15,936
Canada	1,835	(1.4)	1,861	1,813	(2.3)	1,856
Germany, Poland, and Spain	1,535	32.9	1,155	1,478	29.4	1,142
Mexico	523	(62.1)	1,381	699	(49.6)	1,387
Total Company-owned	65,667	6.1	61,910	63,257	4.2	60,734
United States (1)	12,363	(25.6)	16,613	12,499	(26.7)	17,063
Total Merchant-owned	12,363	(25.6)	16,613	12,499	(26.7)	17,063
Average number of transacting ATMs – ATM operations	78,030	(0.6)	78,523	75,756	(2.6)	77,797

Managed Services and Processing:
United States	127,435	8.3	117,696	125,493	8.8	115,327
Canada	2,033	19.1	1,707	2,009	24.7	1,611
Average number of transacting ATMs – Managed services and processing	129,468	8.4	119,403	127,502	9.0	116,938

Total average number of transacting ATMs	207,498	4.8	197,926	203,258	4.4	194,735

Total transactions (in thousands):
ATM operations	345,912	1.2	341,941	658,416	0.5	655,072
Managed services and processing, net	166,643	(5.9)	176,998	330,086	(5.1)	347,877
Total transactions	512,555	(1.2)	518,939	988,502	(1.4)	1,002,949

Total cash withdrawal transactions (in thousands):
ATM operations	212,919	(1.5)	216,197	408,207	—	408,283

Per ATM per month amounts (excludes managed services and processing):
Cash withdrawal transactions	910	(0.9)	918	898	2.6	875

ATM operating revenues (2)	$1,192	(4.6)	$1,250	$1,181	(3.2)	$1,220
Cost of ATM operating revenues (2)(3)	791	(1.5)	803	784	—	784
ATM operating gross profit (2) (3)	$401	(10.3%)	$447	$397	(8.9%)	$436

ATM operating gross profit margin (2) (3)	33.6%		35.8%	33.6%		35.7%

(1)	Certain ATMs previously reported in this category are now included in the United States: Managed services and processing and United States: Company-owned categories.
(2)	ATM operating revenues and Cost of ATM operating revenues relating to managed services, processing, ATM equipment sales, and other ATM-related services are not included in this calculation.
(3)

Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is reported separately in the accompanying Consolidated Statements of Operations. See Item 1. Financial Statements, Note 1. General and Basis of Presentation - (c) Cost of ATM Operating Revenues and Gross Profit Presentation.

Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, excluding percentages)
North America
ATM operating revenues	$242,189	$218,449	10.9%	$469,377	$426,454	10.1%
ATM product sales and other revenues	9,667	11,228	(13.9)	23,536	20,992	12.1
North America total revenues	251,856	229,677	9.7	492,913	447,446	10.2
Europe & Africa
ATM operating revenues	100,946	95,713	5.5	186,330	182,298	2.2
ATM product sales and other revenues	2,208	1,402	57.5	4,071	2,797	45.5
Europe & Africa total revenues	103,154	97,115	6.2	190,401	185,095	2.9
Australia & New Zealand
ATM operating revenues	32,891	—	n/m	64,384	—	n/m
ATM product sales and other revenues	74	—	n/m	159	—	n/m
Australia & New Zealand total revenues	32,965	—	n/m	64,543	—	n/m

Eliminations	(2,863)	(2,831)	1.1	(5,173)	(5,333)	(3.0)

Total ATM operating revenues	373,260	311,331	19.9	715,048	603,419	18.5
Total ATM product sales and other revenues	11,852	12,630	(6.2)	27,636	23,789	16.2
Total revenues	$385,112	$323,961	18.9%	$742,684	$627,208	18.4%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

ATM operating revenues. ATM operating revenues during the three months ended June 30, 2017 increased $61.9 million, or 19.9%, from the three months ended June 30, 2016. The increase in ATM operating revenues is attributable to the DCPayments and Spark acquisitions.

The following table details, by segment, the changes in the various components of ATM operating revenues:

	Three Months Ended
	June 30,
	2017	2016	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$114,359	$98,796	$15,563	15.8%
Interchange revenues	53,226	51,821	1,405	2.7
Bank-branding and surcharge-free network revenues	47,910	45,934	1,976	4.3
Managed services revenues	11,995	8,885	3,110	35.0
Other revenues	14,699	13,013	1,686	13.0
Total ATM operating revenues	242,189	218,449	23,740	10.9
Europe & Africa
Surcharge revenues	28,310	27,521	789	2.9
Interchange revenues	69,874	66,096	3,778	5.7
Other revenues	2,762	2,096	666	31.8
Total ATM operating revenues	100,946	95,713	5,233	5.5
Australia & New Zealand
Surcharge revenues	27,125	—	27,125	n/m
Interchange revenues	148	—	148	n/m
Bank-branding and surcharge-free network revenues	23	—	23	n/m
Managed services revenues	3,439	—	3,439	n/m
Other revenues	2,156	—	2,156	n/m
Total ATM operating revenues	32,891	—	32,891	n/m
Eliminations	(2,766)	(2,831)	65	(2.3)
Total ATM operating revenues	$373,260	$311,331	$61,929	19.9%

North America. Our North America segment includes our operations in the U.S., Canada, Mexico, and Puerto Rico. For the three months ended June 30, 2017,  our ATM operating revenues in our North America segment increased $23.7 million, or 10.9%, compared to the same period of 2016. The increase was primarily attributable to increased revenue in Canada and Mexico resulting from the DCPayments acquisition,  partially offset slightly lower revenues in the U.S., which were impacted by lower same-store cash withdrawal transactions at our ATMs. In addition, during the second quarter of 2017, we experienced software-related issues in conjunction with our ATM upgrades and EMV compliance effort, which caused some downtime at a significant number of our ATMs.

Europe & Africa. Our Europe & Africa segment includes our operations in the U.K., Ireland, Germany, Poland, Spain, South Africa, and i-design. For the three months ended June 30, 2017,  our ATM operating revenues in our Europe & Africa segment increased $5.2 million, or 5.5%, compared to the same period of 2016.  Our ATM operating revenues would have been higher by approximately $10.5 million, or an additional 10.9%, absent adverse foreign currency exchange rate movements. Excluding the foreign currency exchange rate movements, the increase is attributable to the Spark (South Africa) and DCPayments (the U.K. component of the business) acquisitions, as well as, organic ATM operating revenue growth, driven by an increase in the number of transacting ATMs related to recent ATM placement agreements with new merchants. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

Australia & New Zealand.  Our Australia & New Zealand segment includes our acquired DCPayments’ operations in Australia and New Zealand. For the three months ended June 30, 2017, our ATM operating revenues in our Australia &

New Zealand segment were $32.9 million, all of which was attributable to the DCPayments acquisition, as we did not previously have operations in Australia or New Zealand.

ATM product sales and other revenues. For the three months ended June 30, 2017, our ATM product sales and other revenues decreased $0.8 million compared to the same period of 2016. The decrease was primarily related to fewer equipment sales in our North America segment and additional equipment sales in our Europe & Africa segment driven by the DCPayments acquisition.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

ATM operating revenues. ATM operating revenues during the six months ended June 30, 2017 increased $111.6 million, or 18.5%, from the six months ended June 30, 2016.  The increase in ATM operating revenues is attributable to the DCPayments and Spark acquisitions.

The following table details, by segment, the changes in the various components of ATM operating revenues:

	Six Months Ended
	June 30,
	2017	2016	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$220,207	$191,732	$28,475	14.9%
Interchange revenues	104,403	98,537	5,866	6.0
Bank-branding and surcharge-free network revenues	94,259	92,897	1,362	1.5
Managed services revenues	24,319	17,724	6,595	37.2
Other revenues	26,189	25,564	625	2.4
Total ATM operating revenues	469,377	426,454	42,923	10.1
Europe & Africa
Surcharge revenues	50,633	51,422	(789)	(1.5)
Interchange revenues	130,320	126,422	3,898	3.1
Other revenues	5,377	4,454	923	20.7
Total ATM operating revenues	186,330	182,298	4,032	2.2
Australia & New Zealand
Surcharge revenues	53,209	—	53,209	n/m
Interchange revenues	2,176	—	2,176	n/m
Bank-branding and surcharge-free network revenues	81	—	81	n/m
Managed services revenues	6,731	—	6,731	n/m
Other revenues	2,187	—	2,187	n/m
Total ATM operating revenues	64,384	—	64,384	n/m
Eliminations	(5,043)	(5,333)	290	(5.4)
Total ATM operating revenues	$715,048	$603,419	$111,629	18.5%

North America. For  the six months ended June 30, 2017,  our ATM operating revenues in our North America segment increased $42.9 million, or 10.1%, compared to the same period of 2016. The increase was primarily attributable to higher revenue in Canada and Mexico resulting from the DCPayments acquisition,  partially offset by lower same-store cash withdrawal transactions at our U.S. ATMs. The lower same-store cash withdrawal transactions in the U.S. during the six months ended June 30, 2017 were adversely impacted by an abnormally strong comparable period during 2016. The first quarter of 2016 was positively impacted by an elevated level of transactions at convenience store locations resulting from the record Powerball lottery jackpots in the U.S. In addition,  during the first half of 2017, we experienced software-related issues in conjunction with our ATM upgrades and EMV compliance effort, as well as  a service disruption at a number of ATMs caused by a third-party software issue, which caused some downtime at a significant number of our ATMs.

Europe & Africa. For the six months ended June 30, 2017,  our ATM operating revenues in our Europe & Africa segment increased $4.0 million, or 2.2%, compared to the same period of 2016.  Our ATM operating revenues would have been higher by approximately $21.9 million, or an additional 12.0%, absent adverse foreign currency exchange rate movements. Excluding the foreign currency exchange rate movements, the increase was attributable primarily to the Spark (South Africa) and DCPayments (the U.K. component of the business) acquisitions, as well as organic ATM operating revenue growth, driven by an increase in the number of transacting ATMs related to recent ATM placement agreements with new merchants. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

Australia & New Zealand. For the six months ended June 30, 2017, our ATM operating revenues in our Australia & New Zealand segment were $64.4 million, all of which was attributable to the DCPayments acquisition, as we did not previously have operations in Australia or New Zealand.  The DCPayments acquisition was completed on January 6, 2017, and our results for the six months ended June 30, 2017 reflect the ATM operating revenues from this date.

ATM product sales and other revenues. For the six months ended June 30, 2017, our ATM product sales and other revenues increased $3.8 million compared to the same period of 2016. The increase was primarily related to additional equipment sales in our North America and Europe & Africa segments driven by the DCPayments acquisition.

Cost of Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, excluding percentages)
North America
Cost of ATM operating revenues (1)	$160,326	$140,058	14.5%	$314,987	$271,159	16.2%
Cost of ATM product sales and other revenues	9,818	11,049	(11.1)	21,020	20,341	3.3
North America total cost of revenue (1)	170,144	151,107	12.6	336,007	291,500	15.3
Europe & Africa
Cost of ATM operating revenues (1)	64,102	61,346	4.5	120,100	118,570	1.3
Cost of ATM product sales and other revenues	960	438	119.2	3,600	1,079	233.6
Europe & Africa total cost of revenues (1)	65,062	61,784	5.3	123,700	119,649	3.4
Australia & New Zealand
Cost of ATM operating revenues (1)	23,687	—	n/m	46,240	—	n/m
Cost of ATM product sales and other revenues	428	—	n/m	1,253	—	n/m
Australia & New Zealand total cost of revenues (1)	24,115	—	n/m	47,493	—	n/m

Corporate	183	270	(32.2)	140	387	(63.8)

Eliminations	(1,904)	(2,831)	(32.7)	(3,178)	(5,333)	(40.4)

Cost of ATM operating revenues (1)	246,484	198,843	24.0	478,411	384,783	24.3
Cost of ATM product sales and other revenues	11,116	11,487	(3.2)	25,751	21,420	20.2
Total cost of revenues (1)	$257,600	$210,330	22.5%	$504,162	$406,203	24.1%

(1)	Exclusive of depreciation, accretion, and amortization of intangible assets.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) during the three months ended June 30, 2017 increased $47.6 million, or 24.0%, from the three months ended June 30, 2016. The majority of the increase in the Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) is attributable to the DCPayments acquisition.

The following table details, by segment, the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Three Months Ended
	June 30,
	2017	2016	Change	% Change
	(In thousands, excluding percentages)
North America
Merchant commissions	$82,019	$69,177	$12,842	18.6%
Vault cash rental	13,802	15,674	(1,872)	(11.9)
Other costs of cash	18,835	15,132	3,703	24.5
Repairs and maintenance	16,720	14,910	1,810	12.1
Communications	5,760	5,152	608	11.8
Transaction processing	2,284	1,867	417	22.3
Employee costs	8,638	7,467	1,171	15.7
Other expenses	12,268	10,679	1,589	14.9
Total cost of ATM operating revenues	160,326	140,058	20,268	14.5
Europe & Africa
Merchant commissions	27,812	25,380	2,432	9.6
Vault cash rental	3,280	2,913	367	12.6
Other costs of cash	5,947	5,499	448	8.1
Repairs and maintenance	3,499	4,038	(539)	(13.3)
Communications	2,952	2,847	105	3.7
Transaction processing	4,337	4,636	(299)	(6.4)
Employee costs	9,754	9,472	282	3.0
Other expenses	6,521	6,561	(40)	(0.6)
Total cost of ATM operating revenues	64,102	61,346	2,756	4.5
Australia & New Zealand
Merchant commissions	13,640	—	13,640	n/m
Vault cash rental	1,344	—	1,344	n/m
Other costs of cash	2,169	—	2,169	n/m
Repairs and maintenance	1,877	—	1,877	n/m
Communications	969	—	969	n/m
Transaction processing	501	—	501	n/m
Employee costs	1,466	—	1,466	n/m
Other expenses	1,721	—	1,721	n/m
Total cost of ATM operating revenues	23,687	—	23,687	n/m
Corporate	183	270	(87)	(32.2)
Eliminations	(1,814)	(2,831)	1,017	(35.9)
Total cost of ATM operating revenues	$246,484	$198,843	$47,641	24.0%

North America.  For the three months ended June 30, 2017, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our North America segment increased $20.3 million, or 14.5%, compared to the same period of 2016.  The increase was attributable to the following: (i) incremental costs in Canada and Mexico resulting from the DCPayments acquisition, (ii) higher other cost of cash in the U.S. driven by cash losses and recent charges from networks associated with suspected fraudulent transactions following the EMV liability shift on the MasterCard network, (iii) higher maintenance costs in the U.S. related primarily to recent software upgrades at certain Company-owned ATMs, and (iv) higher merchant commission expense associated with our recent contract renewals. The increase was partially offset with a decrease in vault cash rental expense in the U.S. as a result of vault cash interest savings due to changes in interest rates and our interest rate swap contracts. For additional information on EMV, see Europay, MasterCard, Visa (“EMV”) standard and software upgrades in the U.S. above.

Europe & Africa. For the three months ended June 30, 2017, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Europe & Africa segment increased $2.8 million, or 4.5%, compared to the same period of 2016.  Excluding foreign currency exchange rate movements,  our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $9.3 million, or 15.2%.  The increase is consistent with the increase in ATM operating revenues (also on a constant-currency basis) during the period. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

Australia & New Zealand. For the three months ended June 30, 2017, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Australia & New Zealand segment were $23.7 million, all of which was attributable to the DCPayments acquisition, as we did not previously have operations in Australia or New Zealand.

Cost of ATM product sales and other revenues. For the three months ended June 30, 2017, our cost of ATM product sales and other revenues decreased $0.4 million compared to the same period of 2016. The decrease is consistent with the decrease in related revenues as discussed above.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) during the six months ended June 30, 2017 increased $93.6 million, or 24.3%, from the six months ended June 30, 2016. The majority of the increase in the Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) is attributable to the DCPayments acquisition.

The following table details, by segment, the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Six Months Ended
	June 30,
	2017	2016	Change	% Change
	(In thousands, excluding percentages)
North America
Merchant commissions	$158,579	$133,629	$24,950	18.7%
Vault cash rental	27,041	29,875	(2,834)	(9.5)
Other costs of cash	39,324	30,384	8,940	29.4
Repairs and maintenance	32,593	27,905	4,688	16.8
Communications	10,900	10,337	563	5.4
Transaction processing	4,820	3,328	1,492	44.8
Employee costs	16,675	14,771	1,904	12.9
Other expenses	25,055	20,930	4,125	19.7
Total cost of ATM operating revenues	314,987	271,159	43,828	16.2
Europe & Africa
Merchant commissions	52,141	49,323	2,818	5.7
Vault cash rental	6,525	5,985	540	9.0
Other costs of cash	10,948	10,516	432	4.1
Repairs and maintenance	6,968	8,346	(1,378)	(16.5)
Communications	5,658	5,274	384	7.3
Transaction processing	8,008	8,950	(942)	(10.5)
Employee costs	19,282	19,370	(88)	(0.5)
Other expenses	10,570	10,806	(236)	(2.2)
Total cost of ATM operating revenues	120,100	118,570	1,530	1.3
Australia & New Zealand
Merchant commissions	26,858	—	26,858	n/m
Vault cash rental	3,512	—	3,512	n/m
Other costs of cash	5,250	—	5,250	n/m
Repairs and maintenance	3,844	—	3,844	n/m
Communications	2,267	—	2,267	n/m
Transaction processing	1,097	—	1,097	n/m
Employee costs	2,848	—	2,848	n/m
Other expenses	564	—	564	n/m
Total cost of ATM operating revenues	46,240	—	46,240	n/m
Corporate	140	387	(247)	(63.8)
Eliminations	(3,056)	(5,333)	2,277	(42.7)
Total cost of ATM operating revenues	$478,411	$384,783	$93,628	24.3%

North America. For  the six months ended June 30, 2017, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our North America segment increased $43.8 million, or 16.2%, compared to the same period of 2016.  The increase was attributable to the following: (i) incremental costs in Canada and Mexico resulting from the DCPayments acquisition, (ii) higher other cost of cash in the U.S. driven by cash losses and recent charges from networks associated with suspected fraudulent transactions following the EMV liability shift on the MasterCard network, (iii) higher maintenance costs in the U.S. related primarily to recent software upgrades at certain Company-owned ATMs, and (iv) higher merchant commission expense associated with our recent contract renewals. The increase was partially offset with a decrease in vault cash rental expense in the U.S. as a result of vault cash interest savings due to changes in interest rates and our interest rate swap contracts. For additional information on EMV, see Europay, MasterCard, Visa (“EMV”) standard and software upgrades in the U.S. above.

Europe & Africa. For the six months ended June 30, 2017, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Europe & Africa segment increased $1.5 million, or 1.3%, compared to the same period of 2016.  Excluding foreign currency exchange rate movements,  our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $15.6 million, or 13.1%.  The increase is consistent with the increase in ATM operating revenues (also on a constant-currency basis) during the period. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

Australia & New Zealand. For the six months ended June 30, 2017, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Australia & New Zealand segment were $46.2 million, all of which was attributable to the DCPayments acquisition, as we did not previously have operations in Australia or New Zealand. The DCPayments acquisition was completed on January 6, 2017, and our results for the six months ended June 30, 2017 reflect the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) from this date.

Cost of ATM product sales and other revenues. For the six months ended June 30, 2017, our cost of ATM product sales and other revenues increased $4.3 million compared to the same period of 2016. The increase is consistent with the increase in related revenues as discussed above.

Gross Profit Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
ATM operating gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets	34.0%	36.1%	33.1%	36.2%
Inclusive of depreciation, accretion, and amortization of intangible assets	23.9%	27.2%	22.6%	27.1%
ATM product sales and other revenues gross profit margin	6.2%	9.0%	6.8%	10.0%
Total gross profit margin:
Exclusive of depreciation, accretion, and amortization of intangible assets.	33.1%	35.1%	32.1%	35.2%
Inclusive of depreciation, accretion, and amortization of intangible assets	23.3%	26.5%	22.0%	26.4%

ATM operating gross profit margin. For the three and six months ended June 30, 2017, ATM operating gross profit margin (exclusive of depreciation, accretion, and amortization of intangible assets) decreased compared to the same periods of 2016. These decreases were mostly attributable to higher operating costs related to our U.S. EMV ATM upgrades, EMV losses, and software-related issues which caused some downtime at certain of our ATMs during the first half of 2017. Additionally, we experienced a same-store cash withdrawal transaction decline in the U.S. during the first half of 2017, which adversely impacted our gross profit margin. Finally, the DCPayments operations had a lower gross profit margin than we reported for the first half of 2016. This also reduced our overall gross profit margin compared to the same periods of 2016.

ATM product sales and other revenues gross profit margin. For the three and six months ended June 30, 2017, our gross profit margin on ATM product sales and other revenues decreased compared to the same periods of 2016 primarily related to the mix of products sold.

Selling, General, and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, excluding percentages)
Selling, general, and administrative expenses	$40,030	$32,212	24.3%	$79,739	$66,560	19.8%
Share-based compensation expense	3,440	5,700	(39.6)	5,680	8,751	(35.1)
Total selling, general, and administrative expenses	$43,470	$37,912	14.7%	$85,419	$75,311	13.4%

Percentage of total revenues:
Selling, general, and administrative expenses	10.4%	9.9%		10.7%	10.6%
Share-based compensation expense	0.9%	1.8%		0.8%	1.4%
Total selling, general, and administrative expenses	11.3%	11.7%		11.5%	12.0%

Selling, general, and administrative expenses (“SG&A expenses”), excluding share-based compensation expense. For the three and six months ended June 30, 2017, SG&A expenses, excluding share-based compensation expense, increased  $7.8 million, or 24.3%, and $13.2 million, or 19.8%, respectively, compared to the same periods of 2016. These increases were primarily driven by additional SG&A expenses associated with the DCPayments and Spark acquisitions completed during January 2017.

Share-based compensation expense. For the three and six months ended June 30, 2017, share-based compensation expense decreased  $2.3 million, or 39.6%, and $3.1 million, or 35.1%, respectively, compared to the same periods of 2016. These decreases were partially attributable to a higher level of forfeitures during the period as a result of our Restructuring Plan and the associated employee terminations. The employee terminations resulted in the net reversal of $1.5 million in share-based compensation expense during the three months ended March 31, 2017. Additionally, the performance-based component of our annual equity awards is lower in the three and six months ended June 30, 2017 compared to the same periods of 2016. For additional information related to share-based compensation expense, see Item 1. Financial Statements, Note 3. Share-based Compensation.

Redomicile-related Expenses

Redomicile-related expenses. For the six months ended June 30, 2017 and 2016, redomicile-related expenses were $0.8 million and $11.3 million, respectively. These costs consist of professional services costs associated with the Redomicile Transaction. For additional information, see in Item 1. Financial Statements, Note 1. General and Basis of Presentation - (d) Redomicile to the U.K.

Restructuring Expenses

Restructuring expenses. During the three months ended March, 31, 2017, we implemented our Restructuring Plan, which was intended to improve our cost structure and operating efficiency and included workforce reductions, facilities closures, and other cost reduction measures. For the three months ended March 31, 2017, these expenses included employee severance costs of $8.0 million and lease termination costs of $0.2 million. We did not incur any additional restructuring expenses during the three months ended June 30, 2017. For additional information, see Item 1. Financial Statements, Note 1. General and Basis of Presentation - (e) Restructuring Expenses.

Acquisition and Divestiture-related Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, excluding percentages)
Acquisition and divestiture-related expenses	$3,993	$674	492.4%	$12,449	$2,258	451.3%

Percentage of total revenues	1.0%	0.2%		1.7%	0.4%

Acquisition and divestiture-related expenses. For the three and six months ended June 30, 2017, acquisition and divestiture-related expenses increased  $3.3 million and $10.2 million, respectively, compared to the same periods of 2016. These increases were driven by the professional services and other costs associated with the completion and integration of the DCPayments and Spark acquisitions, completed during January 2017.

Depreciation and Accretion Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, excluding percentages)
Depreciation and accretion expense	$29,755	$23,100	28.8%	$58,876	$45,777	28.6%

Percentage of total revenues	7.7%	7.1%		7.9%	7.3%

Depreciation and accretion expense. For the three and six months ended June 30, 2017,  depreciation and accretion expense increased  $6.7 million, or 28.8%, and $13.1 million, or 28.6%,  respectively, compared to the same periods of 2016. These increases were primarily driven by the assets we acquired in the DCPayments and Spark acquisitions completed during January 2017, and to a lesser extent, incremental depreciation expense associated with our U.S. ATM upgrades and replacements.

Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, excluding percentages)
Amortization of intangible assets	$15,247	$9,691	57.3%	$30,427	$18,954	60.5%

Percentage of total revenues	4.0%	3.0%		4.1%	3.0%

Amortization of intangible assets. For the three and six months ended June 30, 2017, amortization of intangible assets increased by $5.6 million and $11.5 million, respectively, compared to the same periods of 2016. These increases were driven by the additional intangible assets that we recognized in connection with the DCPayments and Spark acquisitions, completed during January 2017.

Loss (Gain) on Disposal and Impairment of Assets

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, excluding percentages)
Loss (gain) on disposal and impairment of assets	$669	$(1,326)	n/m	$3,863	$(944)	n/m

Percentage of total revenues	0.2%	(0.4)%		0.5%	(0.2)%

Loss (gain) on disposal and impairment of assets. For the three and six months ended June 30, 2017,  loss (gain) on disposal and impairment of assets increased by $2.0 million and $4.8 million, respectively, compared to the same periods of 2016. During the three months ended March, 2017, we identified certain assets that will likely be abandoned or are no longer capable of recovering their carrying values and recognized $3.2 million in asset impairment charges.

Interest Expense, Net

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, excluding percentages)
Interest expense, net	$9,460	$4,466	111.8%	$16,017	$8,958	78.8%

Percentage of total revenues	2.5%	1.4%		2.2%	1.4%

Interest expense, net. For the three and six months ended June 30, 2017, interest expense, net, increased  $5.0 million  and $7.1 million, respectively, compared to the same periods of 2016. These increases were attributable to the incremental outstanding borrowings to fund the DCPayments and Spark acquisitions completed during January 2017.  For additional information related to our outstanding borrowings, see Item 1. Financial Statements, Note 8. Long-Term Debt.

Income Tax Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, excluding percentages)
Income tax expense	$4,670	$9,861	(52.6)%	$1,718	$17,816	(90.4)%

Effective tax rate	23.6%	32.9%		10.8%	33.4%

Income tax expense. The decreases in income tax expense compared to the same periods of 2016 were attributable to the benefits associated with our redomicile to the U.K., mix of earnings across jurisdictions, and the excess tax benefits realized in the first quarter of 2017 related to share-based compensation in accordance with Financial Accounting Standards Board issued Accounting Standard Update No. 2016-09, Improvements to Employee Stock-Based Payment Accounting (“ASU 2016-09”). For additional information related to ASU 2016-09, see Item 1. Financial Statements, Note 1. General and Basis of Presentation - (b) Basis of Presentation.

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, Adjusted EBITA, Adjusted Net Income, Adjusted Net Income per diluted share, Free Cash Flow, and certain results prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), as well as non-GAAP measures on a constant-currency basis represent non-GAAP financial measures provided as a complement to financial results prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures reported by other companies. We use these non-GAAP financial measures in managing and measuring the performance of our business, including setting and measuring incentive based compensation for management. We believe that the presentation of these measures and the identification of notable, non-cash, and/or (if applicable in a particular period) certain costs not anticipated to occur in future periods enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years. Adjusted EBITDA and Adjusted EBITA exclude amortization of intangible assets, share-based compensation expense, acquisition and divestiture-related expenses, certain non-operating expenses, (if applicable in a particular period) certain costs not anticipated to occur in future periods, gains or losses on disposal and impairment of assets, our obligation for the payment of income taxes, interest expense, and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Additionally, Adjusted EBITDA excludes depreciation and accretion expense. Depreciation and accretion expense and amortization of intangible assets are excluded as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired. Adjusted Net Income represents net income computed in accordance with U.S. GAAP, before amortization of intangible assets, gains or losses on disposal and impairment of assets, share-based compensation expense, certain other expense amounts, acquisition and divestiture-related expenses, certain non-operating expenses, and (if applicable in a particular period) certain costs not anticipated to occur in future periods (together, the “Adjustments”). Prior to and for the three and six months ended June 30, 2016, Adjusted Net Income was calculated using an estimated long-term, cross-jurisdictional effective cash tax rate of 32.0%. Subsequent to the redomicile of our parent company to the U.K., we revised the process for determining our non-GAAP tax rate and now utilizes a non-GAAP tax rate derived from the U.S. GAAP tax rate adjusted for the net tax effects of the Adjustments, based on the nature and geography of the Adjustments. For the three and six months ended June 30, 2017, the non-GAAP tax rate used to calculate Adjusted Net Income was approximately 27.7% and 27.9%, respectively. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by weighted average diluted shares outstanding. Free Cash Flow is defined as cash provided by operating activities less payments for capital expenditures, including those financed through direct debt, but excluding acquisitions. The Free Cash Flow measure does not take into consideration certain other non-discretionary cash requirements such as mandatory principal payments on portions of our long-term debt. Management calculates certain U.S. GAAP as well as non-GAAP measures on a constant-currency basis using the average foreign currency exchange rates applicable in the corresponding period of the previous year and applying these rates to the measures in the current reporting period. Management uses U.S. GAAP as well as non-GAAP measures on a constant-currency basis to assess performance and eliminate the effect foreign currency exchange rates have on comparability between periods.

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

Reconciliation of Net Income Attributable to Controlling Interests and Available to Common Shareholders to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income (in thousands, excluding share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to controlling interests and available to common shareholders	$15,158	$20,148	$14,257	$35,532
Adjustments:
Interest expense, net	9,460	4,466	16,017	8,958
Amortization of deferred financing costs and note discount	3,146	2,982	6,122	5,764
Income tax expense	4,670	9,861	1,718	17,816
Depreciation and accretion expense	29,755	23,100	58,876	45,777
Amortization of intangible assets	15,247	9,691	30,427	18,954
EBITDA	$77,436	$70,248	$127,417	$132,801

Add back:
Loss (gain) on disposal and impairment of assets	669	(1,326)	3,863	(944)
Other expense (1)	1,945	943	365	388
Noncontrolling interests (2)	(6)	(17)	(10)	(35)
Share-based compensation expense	3,623	5,970	5,820	9,138
Acquisition and divestiture-related expenses (3)	3,993	674	12,449	2,258
Redomicile-related expenses (4)	—	5,214	760	11,250
Restructuring expenses (5)	—	—	8,243	—
Adjusted EBITDA	$87,660	$81,706	$158,907	$154,856
Less:
Depreciation and accretion expense (6)	29,754	23,093	58,872	45,762
Adjusted EBITA	$57,906	$58,613	$100,035	$109,094
Less:
Interest expense, net	9,460	4,466	16,017	8,958
Adjusted pre-tax income	48,446	54,147	84,018	100,136
Income tax expense (7)	13,418	17,327	23,449	32,043
Adjusted Net Income	$35,028	$36,820	$60,569	$68,093

Adjusted Net Income per basic share	$0.77	$0.81	$1.33	$1.51
Adjusted Net Income per diluted share	$0.76	$0.80	$1.31	$1.49

Weighted average shares outstanding – basic	45,637,778	45,199,450	45,564,527	45,136,553
Weighted average shares outstanding – diluted	46,222,112	45,748,570	46,272,191	45,704,474

(1)	Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition-related contingent consideration payable, and other non-operating costs.
(2)	Noncontrolling interest adjustment made such that Adjusted EBITDA includes only our ownership interest in the Adjusted EBITDA of one of our Mexican subsidiaries.
(3)	Acquisition and divestiture-related expenses include costs incurred for professional and legal fees and certain other transition and integration-related costs.
(4)	Expenses associated with the redomicile of our parent company to the U.K., which was completed on July 1, 2016.
(5)	Expenses primarily related to employee severance costs associated with our Restructuring Plan implemented in the first quarter of 2017.
(6)	Amounts exclude a portion of the expenses incurred by one of our Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.
(7)

For the three and six months ended June 30, 2017, calculated using an effective tax rate of approximately 27.7% and 27.9%,  respectively, which represents our U.S. GAAP tax rate as adjusted for the net tax effects related to the items excluded from Adjusted Net Income. For the three and six months ended June 30, 2016, we used our previous estimated long-term cross-jurisdictional tax rate of 32.0%. See Non-GAAP Financial Measures above.

Reconciliation of U.S. GAAP Revenue to Constant-Currency Revenue

Europe & Africa revenue	Three Months Ended
	June 30,
	2017			2016	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$100,946	$10,474	$111,420	$95,713	5.5%	16.4%
ATM product sales and other revenues	2,208	195	2,403	1,402	57.5	71.4
Total revenues	$103,154	$10,669	$113,823	$97,115	6.2%	17.2%

	Six Months Ended
	June 30,
	2017			2016	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$186,330	$21,909	$208,239	$182,298	2.2%	14.2%
ATM product sales and other revenues	4,071	394	4,465	2,797	45.5	59.6
Total revenues	$190,401	$22,303	$212,704	$185,095	2.9%	14.9%

Consolidated revenue	Three Months Ended
	June 30,
	2017			2016	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$373,260	$10,849	$384,109	$311,331	19.9%	23.4%
ATM product sales and other revenues	11,852	195	12,047	12,630	(6.2)	(4.6)
Total revenues	$385,112	$11,044	$396,156	$323,961	18.9%	22.3%

	Six Months Ended
	June 30,
	2017			2016	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$715,048	$22,300	$737,348	$603,419	18.5%	22.2%
ATM product sales and other revenues	27,636	375	28,011	23,789	16.2	17.7
Total revenues	$742,684	$22,675	$765,359	$627,208	18.4%	22.0%

Reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per diluted share on a Non-GAAP basis to Constant-Currency

	Three Months Ended
	June 30,
	2017			2016	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency
	(In thousands)
Adjusted EBITDA	$87,660	$3,214	$90,874	$81,706	7.3%	11.2%

Adjusted Net Income	$35,028	$1,495	$36,523	$36,820	(4.9)%	(0.8)%

Adjusted Net Income per diluted share (2)	$0.76	$0.03	$0.79	$0.80	(5.0)%	(1.3)%

	Six Months Ended
	June 30,
	2017			2016	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency
	(In thousands)
Adjusted EBITDA	$158,907	$5,941	$164,848	$154,856	2.6%	6.5%

Adjusted Net Income	$60,569	$2,527	$63,096	$68,093	(11.0)%	(7.3)%

Adjusted Net Income per diluted share (2)	$1.31	$0.05	$1.36	$1.49	(12.1)%	(8.7)%

(1)	As reported on the Reconciliation of Net Income Attributable to Controlling Interests and Available to Common Shareholders to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income above.
(2)

Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by the weighted average diluted shares outstanding of 46,222,112 and 45,748,570 for the three months ended June 30, 2017 and 2016, respectively, and 46,272,191 and 45,704,474 for the six months ended June 30, 2017 and 2016, respectively.

Reconciliation of Free Cash Flow

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In thousands)
Cash provided by operating activities	$74,130	$79,932	$84,579	$124,587
Payments for capital expenditures (1):
Cash used in investing activities, excluding acquisitions and divestitures	(31,307)	(23,120)	(69,868)	(39,571)
Free cash flow	$42,823	$56,812	$14,711	$85,016

(1)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and other intangible assets. Additionally, capital expenditure amounts for one of our Mexican subsidiaries are reflected gross of any noncontrolling interest amounts.

Liquidity and Capital Resources

Overview

As of  June 30, 2017, we had $53.2 million in cash and cash equivalents and $973.3 million in outstanding long-term debt.

We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facility, and the issuance of debt and equity securities and used a portion of our cash flows to invest in additional ATMs, either through acquisitions or through organic growth. We have also used cash to pay interest and principal amounts outstanding under our borrowings. Because we collect a sizable portion of our cash from sales on a daily basis but generally pay our vendors on 30 day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess available cash flow to reduce borrowings made under our revolving credit facility and to fund capital expenditures. Accordingly, it is not uncommon for us to reflect a working capital deficit position in the accompanying Consolidated Balance Sheets.

We believe that our cash on hand and our current revolving credit facility will be sufficient to meet our working capital requirements and contractual commitments for the next twelve months. We expect to fund our working capital needs from cash flows from our operations and borrowings under our revolving credit facility, to the extent needed.

Operating Activities

Net cash provided by operating activities totaled $84.6 million during the six months ended June 30, 2017, compared to $124.6 million during the same period of 2016. The decrease in net cash provided by operating activities is primarily attributable to our changes in working capital and the payment of a significant amount of payables.

Investing Activities

Net cash used in investing activities totaled $556.9 million during the six months ended June 30, 2017, compared to $44.8 million during the same period of 2016. The increase in net cash used in investing activities is primarily attributable to the DCPayments and Spark acquisitions completed during January 2017.

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

Anticipated future capital expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be attributable to organic growth projects, including the purchase of ATMs for both new and existing ATM management agreements and various compliance requirements as discussed in Recent Events and Trends - Capital investments above. Through the six months ended June 30, 2017, our capital expenditures were $69.9 million. We expect that our capital expenditures for the remainder of 2017 will total approximately $60 million to $70 million, the majority of which is expected to be utilized to support new business growth. We expect such capital expenditures to be funded primarily through our cash flows from operations and we anticipate being able to fund all capital expenditures internally.

Financing Activities and Facilities

Net cash provided by (used in) financing activities totaled $456.3 million during the six months ended June 30, 2017, compared to $(85.9) million during the same period of 2016. The cash provided by financing activities is primarily attributable to the issuance of our 5.50% Senior Notes due 2025 (the “2025 Notes”) which reduced the outstanding borrowings under our revolving credit facility that was used to fund the DCPayments and Spark acquisitions.

For information related to our financing facilities, see Item 1. Financial Statements, Note 8. Long-term Debt.

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

We are exposed to certain risks related to our ongoing business operations, including interest rate risk associated with our vault cash rental obligations and, to a lesser extent, borrowings under our revolving credit facility. The following quantitative and qualitative information is provided about financial instruments to which we were a party at June 30, 2017, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

The notional amounts, weighted average fixed rates, and terms associated with our interest rate swap contracts that are currently in place in the U.S. and the U.K. (as of the date of the issuance of this Form 10-Q) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts	Weighted Average Fixed Rate
U.S. $	U.S.	U.K. £	U.K.	Term
(In millions)		(In millions)
$1,000	2.53%	£550	0.82%	July 1, 2017 – December 31, 2017
$1,150	2.17%	£550	0.82%	January 1, 2018 – December 31, 2018
$1,000	2.06%	£550	0.90%	January 1, 2019 – December 31, 2019
$1,000	2.06%	£500	0.94%	January 1, 2020 – December 31, 2020
$400	1.46%	£500	0.94%	January 1, 2021 – December 31, 2021
$400	1.46%	£500	0.94%	January 1, 2022 – December 31, 2022

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

The notional amounts, weighted average fixed rates, and terms associated with our interest rate swap contracts that are currently in place in Australia (as of the date of the issuance of this Form 10-Q) are as follows:

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$135	2.98%	July 1, 2017 – February 27, 2018
$85	3.11%	February 28, 2018 – September 28, 2018
$35	2.98%	September 29, 2018 – February 28, 2019

Summary of Interest Rate Exposure on Average Outstanding Vault Cash Balances

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in North America based on our average outstanding vault cash balance for the quarter ended June 30, 2017 and assuming a 100 basis point increase in interest rates (in millions):

Average outstanding vault cash balance	$2,584
Interest rate swap contracts fixed notional amount	(1,000)
Residual unhedged outstanding vault cash balance	$1,584

Additional annual interest incurred on 100 basis point increase	$15.84

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

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Europe & Africa based on our average outstanding vault cash balance for the quarter ended June 30, 2017 and assuming a 100 basis point increase in interest rates (in millions):

Average outstanding vault cash balance	$1,155
Interest rate swap contracts fixed notional amount	(715)
Residual unhedged outstanding vault cash balance	$440

Additional annual interest incurred on 100 basis point increase	$4.40

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

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in our Australia operations based on our average outstanding vault cash balance for the quarter ended June 30, 2017 and assuming a 100 basis point increase in interest rates (in millions):

Average outstanding vault cash balance	$226
Interest rate swap contracts fixed notional amount	(104)
Residual unhedged outstanding vault cash balance	$122

Additional annual interest incurred on 100 basis point increase	$1.22

As of June 30, 2017, we had an asset of $12.9 million and a liability of $24.2 million recorded in the accompanying Consolidated Balance Sheets related to our interest rate swap contracts, which represented the fair value asset or liability of the interest rate swap contracts, as derivative instruments are required to be carried at fair value. The fair value estimate was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These interest rate swap contracts are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP), the effective portion of the gain or loss on the derivative instrument is reported as a component of the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets and reclassified into earnings in the Vault cash rental expense line item in the accompanying Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings and has been forecasted into earnings.

Interest expense. Our interest expense is also sensitive to changes in interest rates as borrowings under our revolving credit facility accrue interest at floating rates. In connection with the acquisition of DCPayments, we increased our borrowings under our revolving credit facility. Subsequently, in April 2017, we issued the 2025 Notes at a fixed interest rate of 5.50% and used the net proceeds to repay $295.0 million of the outstanding borrowings under our revolving credit facility. As a result, our outstanding borrowings and exposure to floating interest rates under our revolving credit facility were significantly lowered in April 2017. As of June 30, 2017, our outstanding borrowings under our revolving credit facility were $184.2 million, which carries a floating interest rate. In the future, we may consider derivative instruments to effectively fix the interest rate on a portion of the outstanding borrowings under our revolving credit facility.

Outlook. Although we currently hedge a substantial portion of our vault cash interest rate risk in the U.S., the U.K., and Australia, we may not be able to enter into similar arrangements for similar amounts in the future, and any significant increase in interest rates in the future could have an adverse impact on our business, financial condition, and results of operations by increasing our operating expenses. However, we expect that the impact on our consolidated financial statements from a significant increase in interest rates would be partially mitigated by the interest rate swap contracts that we currently have in place associated with our vault cash balances in the U.S., the U.K., and Australia and other protective measures we have put in place to mitigate such risk.

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Ireland, Germany, Poland, Spain, Mexico, Canada, Australia, New Zealand, and South Africa, we are exposed to market risk from changes in foreign currency exchange rates. The functional currencies of our international subsidiaries are their respective local currencies. The results of operations of our international subsidiaries are translated into U.S. dollars using average foreign currency exchange rates in effect during the periods in which those results are recorded and the assets and liabilities are translated using the foreign currency exchange rate in effect as of each balance sheet reporting date. These resulting translation adjustments to assets and liabilities have been reported in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. As of June 30, 2017, this accumulated translation loss totaled $48.3 million compared to $81.6 million as of December 31, 2016.

Our consolidated financial results were significantly impacted by changes in foreign currency exchange rates during the three and six months ended June 30, 2017 compared to the same periods of 2016. Our total revenues during the three and six months ended June 30, 2017 would have been higher by approximately $11.0 million and $22.7 million, respectively, had the foreign currency exchange rates from the same periods of 2016, remained unchanged. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10.0% against the British pound, Euro, Polish zloty, Mexican peso, Australian dollar, South African Rand, or Canadian dollar the effect upon our operating income would have been approximately $1.5 million and $2.2 million, respectively, for the three and six months ended June 30, 2017. While we have not typically entered into forward currency swaps, we may enter such transactions in the future to mitigate exposure to changes in foreign currency exchange rates related to cash flows generated in currencies other than the U.S. dollar.

Certain intercompany balances are designated as short-term in nature. The changes in these balances related to foreign currency exchange rates have been recorded in the accompanying Consolidated Statements of Operations and we are exposed to foreign currency exchange rate risk as it relates to these intercompany balances.

We do not currently hold derivative commodity instruments, and all of our cash and cash equivalents are held in money market and checking funds.

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has evaluated, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that its disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In conjunction with the evaluation described above, there have been no changes in the Company’s system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For additional information related to our material pending legal and regulatory proceedings and settlements, see Part I. Financial Information, Item 1. Financial Statements, Note 13. Commitments and Contingencies.

Item 1A. Risk Factors

You should carefully consider the risks discussed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), the risk factor described in Part II. Other Information, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (“First Quarter Form 10-Q”),  and other information included and incorporated by reference in this report. These risks could materially affect our business, financial condition, or future results. There have been no material changes in our assessment of our risk factors from those set forth in our 2016 Form 10-K or our First Quarter Form 10-Q.

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

CARDTRONICS PLC

August 2, 2017	/s/ Edward H. West
Edward H. West
Chief Financial Officer and Chief Operations Officer
(Duly Authorized Officer and
Principal Financial Officer)

August 2, 2017	/s/ E. Brad Conrad
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

4.2

First Supplemental Indenture, dated as of April 28, 2017, by and among Cardtronics, Inc., Cardtronics USA, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, related to Cardtronics, Inc.’s 5.50% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q filed by Cardtronics plc on May 3, 2017, File No. 001-37820).

4.3	Form of 5.50% Senior Note due 2025 (incorporated by reference to Exhibit 4.2 (included in Exhibit 4.1) of the Current Report on Form 8-K filed by Cardtronics plc on April 5, 2017, File No. 001-37820).
4.4

Second Supplemental Indenture, dated as of April 28, 2017, by and among Cardtronics, Inc., Cardtronics plc, the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, related to Cardtronics, Inc.’s 5.125% Senior Notes due 2022 (incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q filed by Cardtronics plc on May 3, 2017, File No. 001-37820).

10.1†

Settlement Agreement by and between Cardtronics UK Limited and Jonathan Simpson-Dent, dated effective as of April 4, 2017 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q filed by Cardtronics plc on May 3, 2017, File No. 001-37820).

10.2

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