Form 10-Q
period 2017-09-30
Cardtronics plc
filed 2017-11-02
CIK 1671013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Shares outstanding as of October 31, 2017: 45,681,451 Ordinary shares, nominal value $0.01 per share.

CARDTRONICS PLC

When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics” we are describing Cardtronics plc and/or our subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,498	$73,534
Accounts and notes receivable, net of allowance for doubtful accounts of $2,384 and $1,931 as of September 30, 2017 and December 31, 2016, respectively	112,392	84,156
Inventory, net	16,387	12,527
Restricted cash	43,646	32,213
Prepaid expenses, deferred costs, and other current assets	100,450	67,107
Total current assets	334,373	269,537
Property and equipment, net of accumulated depreciation of $410,775 and $397,972 as of September 30, 2017 and December 31, 2016, respectively	504,395	392,735
Intangible assets, net	220,233	121,230
Goodwill	771,152	533,075
Deferred tax asset, net	7,260	13,004
Prepaid expenses, deferred costs, and other noncurrent assets	51,868	35,115
Total assets	$1,889,281	$1,364,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term liabilities	$31,540	$28,237
Accounts payable	49,926	44,965
Accrued liabilities	325,394	240,618
Total current liabilities	406,860	313,820
Long-term liabilities:
Long-term debt	949,775	502,539
Asset retirement obligations	58,425	45,086
Deferred tax liability, net	43,287	27,625
Other long-term liabilities	71,761	18,691
Total liabilities	1,530,108	907,761

Commitments and contingencies (See Note 13)

Shareholders' equity:
Ordinary shares, $0.01 nominal value; 45,680,321 and 45,326,430 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	457	453
Additional paid-in capital	312,661	311,041
Accumulated other comprehensive loss, net	(45,214)	(107,135)
Retained earnings	91,352	252,656
Total parent shareholders' equity	359,256	457,015
Noncontrolling interests	(83)	(80)
Total shareholders’ equity	359,173	456,935
Total liabilities and shareholders’ equity	$1,889,281	$1,364,696

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, excluding share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
ATM operating revenues	$390,143	$314,788	$1,105,191	$918,207
ATM product sales and other revenues	11,807	13,546	39,443	37,335
Total revenues	401,950	328,334	1,144,634	955,542
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below. See Note 1(c))	251,136	195,737	729,547	580,520
Cost of ATM product sales and other revenues	8,920	12,453	34,671	33,873
Total cost of revenues	260,056	208,190	764,218	614,393
Operating expenses:
Selling, general, and administrative expenses	46,132	40,194	131,551	115,505
Redomicile-related expenses	22	951	782	12,201
Restructuring expenses	—	—	8,243	—
Acquisition and divestiture-related expenses	2,889	2,680	15,338	4,938
Goodwill and intangible asset impairment	194,521	—	194,521	—
Depreciation and accretion expense	29,807	23,308	88,683	69,085
Amortization of intangible assets	14,996	9,175	45,423	28,129
Loss (gain) on disposal and impairment of assets	22,307	469	26,170	(475)
Total operating expenses	310,674	76,777	510,711	229,383
(Loss) income from operations	(168,780)	43,367	(130,295)	111,766
Other expense:
Interest expense, net	9,743	4,269	25,760	13,227
Amortization of deferred financing costs and note discount	3,195	2,872	9,317	8,636
Other (income) expense	(2,095)	360	(1,730)	748
Total other expense	10,843	7,501	33,347	22,611
(Loss) income before income taxes	(179,623)	35,866	(163,642)	89,155
Income tax (benefit) expense	(4,053)	8,388	(2,335)	26,204
Net (loss) income	(175,570)	27,478	(161,307)	62,951
Net (loss) income attributable to noncontrolling interests	(9)	(12)	(3)	(71)
Net (loss) income attributable to controlling interests and available to common shareholders	$(175,561)	$27,490	$(161,304)	$63,022

Net (loss) income per common share – basic	$(3.84)	$0.61	$(3.54)	$1.39
Net (loss) income per common share – diluted	$(3.84)	$0.60	$(3.54)	$1.38

Weighted average shares outstanding – basic	45,662,543	45,252,869	45,597,558	45,175,604
Weighted average shares outstanding – diluted	45,662,543	45,850,061	45,597,558	45,765,235

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net (loss) income	$(175,570)	$27,478	$(161,307)	$62,951
Unrealized gain (loss) on interest rate swap contracts, net of deferred income tax expense (benefit) of $1,744 and $4,590 for the three months ended September 30, 2017 and 2016, respectively, and $3,639 and $(3,522) for the nine months ended September 30, 2017 and 2016, respectively.	5,190	8,452	10,779	(11,571)
Foreign currency translation adjustments, net of deferred income tax expense (benefit) of $55 and $(564) for the three months ended September 30, 2017 and 2016, respectively, and $1,256 and $(2,555) for the nine months ended September 30, 2017 and 2016, respectively.	17,871	(6,745)	51,142	(26,686)
Other comprehensive income (loss)	23,061	1,707	61,921	(38,257)
Total comprehensive (loss) income	(152,509)	29,185	(99,386)	24,694
Less: comprehensive (loss) income attributable to noncontrolling interests	(9)	198	(4)	97
Comprehensive (loss) income attributable to controlling interests	$(152,500)	$28,987	$(99,382)	$24,597

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(161,307)	$62,951
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	134,106	97,214
Amortization of deferred financing costs and note discount	9,317	8,636
Share-based compensation expense	9,971	15,780
Deferred income tax (benefit) expense	(6,198)	15,731
Loss (gain) on disposal and impairment of assets	26,170	(475)
Other reserves and non-cash items	(1,182)	686
Goodwill and intangible asset impairment	194,521	—
Changes in assets and liabilities:
Increase in accounts and notes receivable, net	(122)	(4,122)
Increase in prepaid expenses, deferred costs, and other current assets	(23,567)	(7,142)
Increase in inventory, net	(3,619)	(360)
Increase in other assets	(12,488)	(6,585)
(Decrease) increase in accounts payable	(20,951)	5,126
Increase in accrued liabilities	21,364	24,151
(Decrease) increase in other liabilities	(1,731)	2,340
Net cash provided by operating activities	164,284	213,931

Cash flows from investing activities:
Additions to property and equipment	(111,424)	(76,050)
Acquisitions, net of cash acquired	(487,077)	(19,701)
Proceeds from sale of assets and businesses	—	9,348
Net cash used in investing activities	(598,501)	(86,403)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	968,365	221,268
Repayments of borrowings under revolving credit facility	(827,351)	(311,361)
Proceeds from borrowings of long-term debt	300,000	—
Debt issuance costs	(5,476)	—
Tax payments related to share-based compensation	(8,359)	—
Proceeds from exercises of stock options	105	579
Additional tax benefit related to share-based compensation	—	338
Repurchase of common shares	—	(3,959)
Net cash provided by (used in) financing activities	427,284	(93,135)

Effect of exchange rate changes on cash	(5,103)	(1,169)
Net (decrease) increase in cash and cash equivalents	(12,036)	33,224

Cash and cash equivalents as of beginning of period	73,534	26,297
Cash and cash equivalents as of end of period	$61,498	$59,521

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,284	$13,832
Cash paid for income taxes	$3,567	$9,499

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) General and Basis of Presentation

(a) General

Cardtronics plc, together with its wholly and majority-owned subsidiaries (collectively, the “Company”), provides convenient automated financial related services to consumers through its network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of September 30, 2017, the Company provided services to approximately 238,000 ATMs across its portfolio, which included approximately 187,000 ATMs located in all 50 states of the United States (the “U.S.”) (including the U.S. territory of Puerto Rico), approximately 22,400 ATMs throughout the United Kingdom (“U.K.”) and Ireland, approximately 12,500 ATMs throughout Canada, approximately 10,700 ATMs throughout Australia and New Zealand, approximately 2,800 ATMs in South Africa, approximately 1,600 ATMs throughout Germany, Poland, and Spain, and approximately 1,000 ATMs throughout Mexico. In the U.S., in addition to providing traditional ATM functions such as cash dispensing and bank account balance inquiries, certain of the Company’s ATMs perform other automated consumer financial services, including remote deposit capture (which is deposit-taking at ATMs using electronic imaging). The total count of approximately 238,000 ATMs also includes ATMs for which the Company provides processing only services and various forms of managed services solutions, which may include transaction processing, monitoring, maintenance, cash management, communications, and customer service.

Through its network, the Company delivers financial related services to cardholders and provides ATM management or ATM equipment-related services (typically under multi-year contracts) to large retail merchants, smaller retailers, and operators of facilities such as shopping malls, airports, and train stations. In doing so, the Company provides its retail partners with a compelling automated solution that helps attract and retain customers, and in turn, increases the likelihood that the ATMs placed at their facilities will be utilized.

In addition to its retail merchant relationships, the Company also partners with leading financial institutions to brand selected ATMs within its network, including BBVA Compass Bancshares, Inc. (“BBVA”), Citibank, N.A. (“Citibank”), Citizens Financial Group, Inc. (“Citizens”), Cullen/Frost Bankers, Inc. (“Cullen/Frost”), Discover Bank (“Discover”), PNC Bank, N.A. (“PNC Bank”), Santander Bank, N.A. (“Santander”), and TD Bank, N.A. (“TD Bank”) in the U.S.; the Bank of Nova Scotia (“Scotiabank”) and Santander in Puerto Rico; Scotiabank, TD Bank, Canadian Imperial Bank Commerce (“CIBC”), and DirectCash Bank in Canada; and Bank of Queensland Limited (“BOQ”) and HSBC Holdings plc (“HSBC”) in Australia. In Mexico, the Company partners with Scotiabank to place their brands on its ATMs in exchange for certain services provided by them. As of September 30, 2017, over 20,000 of the Company’s ATMs were under contract with approximately 500 financial institutions to place their logos on the ATMs, and to provide convenient surcharge-free access for their banking customers.

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

(b) Basis of Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) has been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the U.S. (“U.S. GAAP”), although the Company believes that the disclosures are adequate to make the information not misleading. You should read this Form 10-Q along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.

The consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 are unaudited. The Consolidated Balance Sheet as of December 31, 2016 was derived from the audited balance sheet filed in the 2016 Form 10-K. The Company has adopted the provisions of the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, Improvements to Employee Stock-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company has utilized the prospective transition method in adopting this new standard and beginning January 1, 2017, the Company recognized all excess tax charges or benefits as income tax expense or benefit in the accompanying Consolidated Statements of Operations and in the accompanying Consolidated Statements of Cash Flows as operating activities. The Company also adopted ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), for additional information, see (g) Inventory, net below.

In management’s opinion, all normal recurring adjustments necessary for a fair presentation of the Company’s interim and prior period results have been made. The results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of results of operations that may be expected for any other interim period or for the full fiscal year.

The unaudited interim financial statements include the accounts of the Company. All material intercompany accounts and transactions have been eliminated in consolidation. The Company owns a majority (95.7%) interest in, and realizes a majority of the earnings and/or losses of, Cardtronics Mexico, S.A. de C.V., thus this entity is reflected as a consolidated subsidiary in the financial statements, with the remaining ownership interests not held by the Company being reflected as noncontrolling interests.

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

(c) Cost of ATM Operating Revenues Presentation

The Company presents the Cost of ATM operating revenues in the accompanying Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization of intangible assets related to ATMs and ATM-related assets.

The following table reflects the amounts excluded from the Cost of ATM operating revenues line item in the accompanying Consolidated Statement of Operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$22,180	$17,933	$66,488	$54,290
Amortization of intangible assets	14,996	9,175	45,423	28,129
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues	$37,176	$27,108	$111,911	$82,419

The Company previously reported a Gross profit subtotal line item in its Consolidated Statements of Operations.  Starting with this Form 10-Q, and pursuant to interpretations of SEC guidance, regarding the calculation and display of this and similarly titled measures, the Company has removed this subtotal line item from its Consolidated Statements of Operations.

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

During the three months ended March 31, 2017, the Company incurred $8.2 million of pre-tax expenses related to the Restructuring Plan, reflected in the Restructuring expenses line item in the accompanying Consolidated Statements of Operations. These expenses included employee severance costs of $8.0 million and lease termination costs of $0.2 million. The Company did not incur significant additional restructuring expenses during the subsequent six month period ended September 30, 2017.

The following table reflects the amounts by segment (for additional information related to the Company’s segments, see Note 15. Segment Information) recorded in the Restructuring expenses line item in the accompanying Consolidated Statements of Operations for September 30, 2017:

	Nine Months Ended September 30, 2017
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

As of September 30, 2017, $4.3 million of the employee severance costs and lease termination costs recognized during the three months ended March 31, 2017, were unpaid and are presented within the Current portion of other long-term liabilities, Accrued liabilities, and Other long-term liabilities line items in the accompanying Consolidated Balance Sheets.

	As of September 30, 2017
	North America	Europe & Africa	Corporate	Total
	(In thousands)
Current portion of other long-term liabilities	$—	$—	$—	$—
Accrued liabilities	—	510	2,431	2,941
Other long-term liabilities	—	—	1,364	1,364
Total restructuring liabilities	$—	$510	$3,795	$4,305

The changes in the Company’s restructuring liabilities consisted of the following:

(In thousands)
Restructuring liabilities as of January 1, 2017	$—
Restructuring expenses	8,243
Payments	(3,938)
Restructuring liabilities as of September 30, 2017	$4,305

(f) Goodwill and Intangible Assets

Included within the Company’s assets are goodwill balances that have been recognized in conjunction with its purchase accounting for completed business combinations. Under U.S. GAAP, goodwill is not amortized but is evaluated periodically for impairment. The Company performs this evaluation annually as of December 31 or more frequently if there are indicators that suggest the fair value of a reporting unit may be below its carrying value. The Company initially assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment analysis. The qualitative and quantitative evaluations are performed at a reporting unit level, which have been determined based on a number of factors, including: (i) whether or not the group has any recorded goodwill, (ii) the availability of discrete financial information, and (iii) how business unit performance is measured and reported. The Company has identified seven separate reporting units for its goodwill assessments: (i) the U.S. operations, (ii) the U.K. operations, (iii) the Australia & New Zealand operations, (iv) the Canada operations, (v) the South African operations, (vi) the German operations, and (vii) the Mexico operations. Based on a qualitative assessment, if it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative goodwill impairment analysis, and uses the two-step approach to test goodwill for potential impairment. Step One of the quantitative approach compares the estimated fair value of a reporting unit to its carrying value. If the carrying value exceeds the estimated fair value, then a Step Two impairment calculation is performed. Step Two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit, as if the reporting unit was newly acquired in a business combination. If the carrying value of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized. In connection with the determination of potential impairment triggering events, the long-lived assets held by the reporting units may, on the basis of a qualitative and quantitative analysis, be determined to have carrying values that are not recoverable and in excess of their associated fair values, in which case an impairment would also be recognized related to these intangible and fixed assets.

In late September 2017, Australia’s four largest banks, the Commonwealth Bank of Australia (“CBA”), Australia and New Zealand Banking Group Limited (“ANZ”), Westpac Banking Corporation (“Westpac”), and National Australia Bank Limited (“NAB”), each independently announced decisions to remove all direct charges to users on domestic transactions completed at their respective ATM networks. Collectively, these four banks account for approximately one third of the total ATMs in Australia. This unexpected market shift appears to have been instigated by a decision and announcement by CBA, the largest Australian bank, to immediately remove direct charges to all users of its ATMs, regardless of whether or not the ATM user is a customer of the bank.  During the first part of October 2017, ANZ, Westpac, and NAB followed by removing direct charges on their ATM networks. Australia has historically been a direct charge ATM market, where cardholders pay a fee (or “direct charge”) to the operator of an ATM for each transaction, unless the ATM where the transaction was completed is part of the cardholder’s issuing bank ATM network. There currently is no broad interchange arrangement in Australia between card issuers and ATM operators to compensate the ATM operator for its service to a financial institution’s cardholder. During the nine months ended September 30, 2017, more than 80% of the Company’s revenues in Australia were sourced from direct charges paid by cardholders. As a result of this introduction of free-to-use ATMs in Australia and the resulting significant increase in availability of free-to-use ATMs to users, the Company determined that its future surcharge revenues in Australia have likely been materially adversely impacted. These developments were identified as an indicator of impairment, and the Company determined that in the presence of this indicator that it was more-likely-than-not that the fair value of the Australia & New Zealand reporting unit had fallen below its carrying value.

As a result of the qualitative assessment, the Company performed a quantitative Step One analysis to assess the fair value of its reporting units. In the quantitative analysis, the fair value of all of the Company’s reporting units was determined using a combination of the income approach and the market approach. The income approach estimates the fair value of the reporting units based on estimates of the present value of future cash flows. The Company uses significant estimates in developing its forecasts used in the income approach, including growth rates in revenues and costs, capital expenditure requirements, and operating margins and tax rates.  The income approach also involves many additional significant estimates and judgments, including valuation multiples assigned to projected earnings before interest expense, income taxes, depreciation and amortization expense (“EBITDA”) to estimate the terminal values of reporting units. The financial forecasts take into consideration many factors, including historical results and operating performance, related industry trends, pricing strategies, customer analysis, operational issues, competitor analysis, and marketplace data, among others. The assumptions used in the discounted cash flow analysis are inherently uncertain and require significant judgment on the part of management.

The discount rates used in the Step One income approach are determined using a weighted average cost of capital that reflects the risks and uncertainties in each reporting unit’s cash flow estimates. The weighted average cost of capital includes an estimated cost of debt and equity. The cost of equity is estimated using the capital asset pricing model, which includes inputs for a long-term risk-free rate, equity risk premium, country risk premium, and a beta volatility factor estimate. The discount rates utilized in Step One ranged from 9.3% to 16.9% across our seven reporting units.  The market approach provides an estimated fair value based on the Company’s market capitalization that is computed using the market price of its common stock and the number of shares outstanding as of the impairment test date. The sum of the estimated fair values for each reporting unit, as computed using the income approach, was then compared to the fair value of the Company as a whole, as determined based on the market approach plus an estimated control premium. All of the assumptions utilized in estimating the fair value of the Company’s reporting units and performing the goodwill impairment test are inherently uncertain and require significant judgment on the part of management.

Our Step One analysis indicated that the fair value of our Australia & New Zealand reporting unit was significantly below its carrying value.  Therefore, the Company engaged a third party valuation expert and proceeded with its Step Two analysis utilizing an income approach consistent with the approach taken to perform the purchase accounting for its recent business combinations. With respect to the Company’s forecasted future financial projections for its Australia & New Zealand reporting unit, management made certain assumptions regarding the potential impact this triggering event may have on the Company’s future revenues based on inherently uncertain information as a result of the recent market shift. With only very preliminary information available regarding the impact of the recent changes implemented by Australia’s four largest banks, the Company evaluated a range of possible impacts and ultimately determined that there would likely be a significant and prolonged adverse impact on the Company’s ATMs as a result of the banks’ actions described above, and the Company incorporated assumptions related to these potential impacts in its financial forecasts. Management has prepared these forecasts based on the best information currently available, including assumptions related to future transaction volumes and consumer habits. While management has attempted to make reasonable and conservative assessments of future activities, those assumptions, and future impairment assessments, are subject to change in the future as actual patterns and transaction volumes develop.

Upon completion of the goodwill impairment analysis, the Company determined that the implied fair value of its goodwill associated with its Australia & New Zealand reporting unit was below its carrying value. Accordingly, the Company recorded a goodwill impairment charge of $140.0 million to reduce the goodwill balance of its Australia & New Zealand reporting unit to its implied fair value. The Company also recognized a $54.5 million impairment of the customer relationships and trade name intangible assets in the Australia & New Zealand reporting unit. The carrying value of these assets were not deemed recoverable via their undiscounted cash flows; therefore, the fair values of these assets were re-evaluated using the income approach as of September 30, 2017, consistent with the approach used to value these assets in conjunction with the acquisition of DCPayments that was completed on January 6, 2017. The goodwill and intangible asset impairment charges are recognized within the Goodwill and intangible asset impairment line item in the accompanying Consolidated Statement of Operations. In addition, the Company recognized an impairment charge of $19.0 million related to the other long-lived assets in the Australia & New Zealand reporting unit, and a charge of $2.5 million to adjust the Australia & New Zealand reporting unit inventory to its estimated net realizable value. The other long-lived assets and inventory charges are recognized within the Loss (gain) on disposal and impairment of assets line item in the accompanying Consolidated Statement of Operations. The Company also recognized a non-cash income tax benefit of $22.5 million, to remove the deferred tax balances associated with the intangible and fixed assets that were impaired.

The majority of the Company’s other reporting units were determined to be significantly in excess of their carrying value as of September 30, 2017. The fair value of the Company’s Canada reporting unit was not significantly in excess of its carrying value as of September 30, 2017, due to the recent acquisition of the Canada operations of DCPayments in January 2017 at fair value. While it would be expected that the fair value and carrying value would be relatively close in the periods immediately following the acquisition, management will continue to monitor the transaction volumes, operating performance, and future projections for this reporting unit to determine if there are any impairment indicators in future periods. The estimated combined fair value of all reporting units as of September 30, 2017 resulted in an implied control premium for the enterprise comparable to recent transactions. Subsequent to the recorded impairments, the fair value of the Australia & New Zealand reporting unit approximates its carrying value.

(g) Inventory, net

The Company has adopted the provisions of ASU 2015-11, which requires entities to measure their inventory at the lower of cost and net realizable value. The adoption of ASU 2015-11 did not have an impact on the Company’s consolidated financial statements. The Company’s inventory is determined using the average cost method. The Company periodically assesses its inventory, and as necessary, adjusts the carrying values to the lower of cost and net realizable value.

The following table reflects the Company’s primary inventory components:

	September 30, 2017	December 31, 2016
	(In thousands)
ATMs	$3,605	$1,915
ATM spare parts and supplies	15,272	12,556
Total inventory	18,877	14,471
Less: Inventory reserves	(2,490)	(1,944)
Inventory, net	$16,387	$12,527

(h) Restricted Cash

Restricted cash consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchants or third-party service providers. The amounts include deposits held by the Company for transactions processed, as well as surcharge and interchange fees earned by the Company’s merchants on transactions. These balances are classified as Restricted cash in the Current assets or Noncurrent assets line item in the accompanying Consolidated Balance Sheets based on when the Company expects this cash to be paid. The Company held $43.6 million and $32.2 million of Restricted cash in the Current assets line item in the accompanying Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, respectively. These assets are offset by accrued liability balances in the Current liability line item in the accompanying Consolidated Balance Sheets.

(2) Acquisitions

DirectCash Payments Inc. Acquisition

On January 6, 2017, the Company completed the acquisition of DCPayments, whereby DCPayments became a wholly-owned indirect subsidiary of the Company. In connection with the closing of the acquisition, each DCPayments common share was acquired for Canadian Dollars $19.00 in cash per common share, and the Company also repaid the outstanding third-party indebtedness of DCPayments, the combined aggregate of which represented a total transaction value of approximately $658 million Canadian Dollars (approximately $495 million U.S. dollars). The total amount paid for the acquisition at closing was financed with cash on hand and borrowings under the Company’s revolving credit facility. The purchase price has been preliminarily allocated as disclosed below.

As a result of the DCPayments acquisition, the Company significantly increased the size of its Canada, Mexico, and U.K. operations and entered into the Australia and New Zealand markets. With this acquisition, the Company added approximately 25,000 ATMs to its global ATM count.

On September 22, 2017, the U.K. Competition and Markets Authority (the “CMA”) completed its regulatory review and approved the merger of the DCPayments U.K. business with the Company’s existing U.K. operations. Prior to the CMA approval, the DCPayments U.K. business operated separately from the Company’s existing U.K. operations with the DCPayments pre-acquisition management running the business independently from the Company’s management. The Company has begun the process of integrating its existing U.K. operations with the DCPayments U.K. operations.

The results of DCPayments operations have been included in the accompanying Consolidated Statements of Operations subsequent to the January 6, 2017 acquisition date. DCPayments contributed $72.0 million and $201.9 million to revenues and $3.3 million and $4.1 million to income from operations during the three and nine months ended September 30, 2017, respectively. The income from operations includes an immaterial amount of acquisition-related expenses in the three month period ended September 30, 2017 and approximately $2.8 million of acquisition-related expenses in the nine month period ended September 30, 2017. These amounts exclude the impairment-related charges discussed in Note 1. General and Basis of Presentation – (f) Goodwill and Intangible Assets above.

The DCPayments acquisition was accounted for as a business combination using the purchase method of accounting under the provisions of Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), with Cardtronics as the acquirer of DCPayments. In accordance with ASC 805, all assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date and any excess of the purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed has been recognized as goodwill. This preliminary fair value purchase allocation process resulted in a preliminary goodwill allocation of approximately $296.6 million, of which $109.0 million, $45.5 million, and $142.1 million has been assigned to the Company’s North America, Europe & Africa, and Australia & New Zealand reporting segments, respectively. The recognized goodwill is primarily attributable to expected revenue and cost synergies from the acquisition. None of the goodwill or intangible asset amounts are expected to be deductible for income tax purposes; however, the Company acquired certain tax assets in the form of accumulated net operating loss carryforwards and capital allowances, which at the date of acquisition the Company expected to utilize. The Company made various revisions to its preliminary purchase price allocation during the three months ended September 30, 2017 and several components of the preliminary purchase price allocation are presently under review, including the tangible and intangible asset valuations and the attribution of the purchase price to the Company’s reporting segments. The Company expects to finalize its purchase accounting for this acquisition in the fourth quarter of 2017.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
Cash and cash equivalents	$28,227
Accounts and notes receivable	14,841
Inventory	977
Restricted cash	2,475
Prepaid expenses, deferred costs, and other current assets	3,157
Property and equipment	69,458
Intangible assets	180,042
Goodwill	296,616
Prepaid expenses, deferred costs, and other noncurrent assets	674
Total assets acquired	$596,467

Current portion of other long-term liabilities	$10,852
Accounts payable and other current liabilities	49,405
Asset retirement obligations	6,973
Deferred tax liability	22,307
Other long-term liabilities	11,451
Total liabilities assumed	$100,988

Net assets acquired	$495,479

The fair values of intangible assets acquired have been estimated utilizing an income approach, with the assistance of an independent appraisal firm. The acquired intangible assets are being amortized on a straight-line basis, over the estimated lives. At the date of the acquisition the estimated fair values consisted of the following:

	Fair Values	Estimated Useful Lives
	(In thousands)
Merchant contracts/relationships	$171,133	8 years
Trade names: definite-lived	8,909	3 years
Total intangible assets acquired	$180,042

Pro Forma Results of Operations

The following table presents certain unaudited pro forma combined results of operations of the Company and the acquired DCPayments operations for the three and nine months ended September 30, 2016, after giving effect to certain pro forma and conforming accounting adjustments including: (i) amortization of acquired intangible assets, (ii) the impact of certain fair value adjustments such as depreciation on the acquired property and equipment, (iii) an interest expense adjustment for the net impact of the removal of the interest expense on the historical long-term debt of DCPayments that was repaid and the new interest expense on additional borrowings incurred by the Company to fund the acquisition, and (iv) a conforming adjustment to recognize certain DCPayments surcharge revenues on a gross basis (not reduced by merchant commission payments), consistent with the Company policy and practice, and other less significant conforming accounting adjustments.

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
	As Reported	Pro Forma	As Reported	Pro Forma
	(In thousands, excluding per share amounts)
Total revenues	$328,334	$393,146	$955,542	$1,140,271
Net income attributable to controlling interests and available to common shareholders	27,490	26,235	63,022	64,795

Net income per common share – basic	$0.61	$0.58	$1.39	$1.43
Net income per common share – diluted	$0.60	$0.57	$1.38	$1.42

The unaudited pro forma combined results of operations for the three and nine months ended September 30, 2016, reflected in the table above, do not include the impact of other acquisitions completed since September 30, 2016, as these transactions did not have a material impact on the overall consolidated financial statements. These unaudited pro forma combined results of operations do not reflect the impact of any potential operating efficiencies, savings from expected synergies, or costs to integrate the operations. The unaudited pro forma combined results of operations are not necessarily indicative of the future results to be expected for the Company’s consolidated results of operations. As discussed in Note 1. General and Basis of Presentation —  (f) Goodwill and Intangible Assets above, the Company recognized significant impairment charges related to the acquired Australia operations during the three months ended September 30, 2017.

Other Acquisitions

On January 31, 2017, the Company completed the acquisition of Spark ATM Systems Pty Ltd. (“Spark”), an independent ATM deployer in South Africa, with a growing network of approximately 2,300 ATMs. The initial purchase consideration of 260.7 million South African Rand (“Rand”) (approximately $19.5 million U.S. dollars, at the January 31, 2017 foreign currency exchange rate), was paid in cash and included approximately 64.0 million Rand to pay off third-party debt of Spark. The total purchase consideration also includes potential additional contingent consideration of up to approximately 805 million Rand (approximately $59.6 million U.S. dollars, at the January 31, 2017 foreign currency exchange rate).  The contingent consideration will vary based upon Spark achieving certain agreed upon earnings targets in 2019 and 2020 and would be payable to the previous investors in the Spark business. The preliminary estimated acquisition date fair value of the contingent consideration is approximately 544 million Rand (approximately $40.2 million

U.S. dollars, at the January 31, 2017 foreign currency exchange rate), as determined with the assistance of an independent appraisal firm using forecasted future financial projections and other Level 3 inputs (for additional information related to the Company’s fair value estimates see Note 12. Fair Value Measurements).  During the three and nine months ended September 30, 2017, the Company recorded expenses of $0.9 million and $2.5 million, respectively, in the Other expense line item in the accompanying Consolidated Statements of Operations related to changes in the estimated fair value of the contingent consideration arrangement. In future periods, the Company may record additional expense or may reduce its expense to account for revisions to the amount expected to be paid related to the contingent payment element, which will vary based on actual and expected performance.  In conjunction with the transaction, the Company preliminarily recognized property and equipment of approximately $5.3 million, intangible assets of $2.8 million, Asset Retirement Obligations (“ARO”) of approximately $0.4 million, other net liabilities of approximately $1.3 million, and goodwill of approximately $53.4 million. The purchase accounting for this transaction remains preliminary, pending finalization of the related asset appraisals.

On April 13, 2016, the Company completed the acquisition of a 2,600 location ATM portfolio in the U.S. from a major financial institution. This acquisition was affected through multiple closings taking place primarily in April 2016. The total purchase consideration of approximately $13.8 million was paid in installments corresponding to each close. In conjunction with the transaction, the Company recognized property and equipment of $8.3 million, contract intangibles and prepaid merchant commissions of $7.1 million, and ARO of $1.6 million. The Company completed the purchase accounting for this acquisition during the fourth quarter of 2016.

(3) Share-based Compensation

The Company accounts for its share-based compensation by recognizing the grant date fair value of share-based awards, net of estimated forfeitures, as share-based compensation expense over the underlying requisite service periods of the related awards. The grant date fair value is based upon the Company’s share price on the date of grant.

The following table reflects the total share-based compensation expense amounts reported in the accompanying Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Cost of ATM operating revenues	$196	$249	$336	$636
Selling, general, and administrative expenses	3,955	6,393	9,635	15,144
Total share-based compensation expense	$4,151	$6,642	$9,971	$15,780

The decreases in total share-based compensation expense for the three and nine months ended September 30, 2017, are partially attributable to a higher level of forfeitures during the period as a result of the Company’s Restructuring Plan and the associated employee terminations. The employee terminations resulted in the net reversal of $1.5 million in share-based compensation expense during the three months ended March 31, 2017. Additionally, the amount of share-based compensation expense recorded was lower during the three months ended September 30, 2017 compared to same period of 2016, as expected payouts under the annual Long-term Incentive Plan (“LTIP”) (discussed further below) were lower than the prior year.

Restricted Stock Units. The Company grants restricted stock units (“RSUs”) under its LTIP, which is an annual equity award program under the Third Amended and Restated 2007 Stock Incentive Plan. The ultimate number of RSUs that are determined to be earned under the LTIP are approved by the Compensation Committee of the Company’s Board of Directors on an annual basis, based on the Company’s achievement of certain performance levels during the calendar year of its grant. The majority of these grants have both a performance-based and a service-based vesting schedule (“Performance-RSUs”), and the Company recognizes the related compensation expense based on the estimated performance levels that management believes will ultimately be met. A portion of the awards have only a service-based vesting schedule (“Time-RSUs”), for which the associated expense is recognized ratably over four years. Performance-

RSUs and Time-RSUs are convertible into the Company’s common shares after the passage of the vesting periods, which are generally 24,  36, and 48 months from January 31 of the grant year, at the rate of 50%,  25%, and 25%, respectively. Performance-RSUs will be earned only if the Company achieves certain performance levels. Although the Performance-RSUs are not considered to be earned and outstanding until at least the minimum performance metrics are met, the Company recognizes the related compensation expense over the requisite service period (or to an employee’s qualified retirement date, if earlier) using a graded vesting methodology. RSUs are also granted outside of LTIPs, with or without performance-based vesting requirements.

The number of the Company’s non-vested RSUs as of September 30, 2017, and changes during the nine months ended September 30, 2017, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of January 1, 2017	971,751	$37.08
Granted	685,808	$38.94
Vested	(508,997)	$36.60
Forfeited	(155,164)	$36.99
Non-vested RSUs as of September 30, 2017	993,398	$38.63

The above table only includes earned RSUs; therefore, the Performance-RSUs granted in 2017 but not yet earned are not included. The number of Performance-RSUs granted at target in 2017, net of estimated forfeitures, was 216,799 units with a grant date fair value of $40.57 per unit. Time-RSUs are included as granted.

As of September 30, 2017, the unrecognized compensation expense associated with earned RSUs was $13.8 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted average vesting period of approximately 2.4 years.

Restricted Stock Awards. As of September 30, 2017, all Restricted Stock Awards (“RSAs”) have fully vested and the Company has no unrecognized compensation expense.  The Company ceased granting RSAs in 2013.

Options. As of September 30, 2017, there were 1,250 outstanding and exercisable options with a weighted average grant date fair value of $9.69. The Company has not granted any options since 2010. As of September 30, 2017, the Company had no unrecognized compensation expense associated with outstanding options as all the remaining outstanding options became fully vested during 2014.

(4) (Loss) Earnings per Share

The Company reports its (loss) earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common shareholders) when their impact on net income available to common shareholders is anti-dilutive. During the three and nine months ended September 30, 2017, the Company incurred a net loss, and accordingly, excluded all potentially dilutive securities from the calculation of diluted (loss) earnings per share as their impact on the net loss available to common shareholders was anti-dilutive.

Potentially dilutive securities for the three and nine months ended September 30, 2017 included all outstanding stock options, RSAs, and RSUs, which were included in the calculation of diluted earnings per share for these periods. The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s $287.5 million of 1.00% Convertible Senior Notes due 2020 (the “Convertible Notes”) were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company’s common shares. The effect of the note hedge the Company purchased to offset the underlying conversion option embedded in the Convertible Notes was also excluded, as the effect is anti-dilutive. Additionally, the restricted shares issued by the Company under RSAs have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, restricted shares issued under RSAs are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the nine months ended September 30, 2016. The undistributed losses for the three and nine months ended September 30, 2017 have not been allocated to the unvested restricted shares as they do not carry an obligation to share in losses.  The allocated details are as follows:

(Loss) Earnings per Share (in thousands, excluding share and per share amounts)

	Three Months Ended			Three Months Ended
	September 30, 2017			September 30, 2016
	Loss	Weighted Average Shares Outstanding	Earnings per Share	Income	Weighted Average Shares Outstanding	Earnings per Share
Basic:
Net (loss) income attributable to controlling interests and available to common shareholders	$(175,561)			$27,490
Less: Undistributed earnings allocated to unvested RSAs	—			(9)
Net (loss) income available to common shareholders	$(175,561)	45,662,543	$(3.84)	$27,481	45,252,869	$0.61

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$—			$9
Stock options added to the denominator under the treasury stock method		—			20,557
RSUs added to the denominator under the treasury stock method		—			576,635
Less: Undistributed earnings reallocated to RSAs	—			(9)
Net (loss) income available to common shareholders and assumed conversions	$(175,561)	45,662,543	$(3.84)	$27,481	45,850,061	$0.60

	Nine Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2016
	Loss	Weighted Average Shares Outstanding	Earnings per Share	Income	Weighted Average Shares Outstanding	Earnings per Share
Basic:
Net (loss) income attributable to controlling interests and available to common shareholders	$(161,304)			$63,022
Less: Undistributed earnings allocated to unvested RSAs	—			(34)
Net (loss) income available to common shareholders	$(161,304)	45,597,558	$(3.54)	$62,988	45,175,604	$1.39

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$—			$34
Stock options added to the denominator under the treasury stock method		—			29,451
RSUs added to the denominator under the treasury stock method		—			560,180
Less: Undistributed earnings reallocated to RSAs	—			(33)
Net (loss) income available to common shareholders and assumed conversions	$(161,304)	45,597,558	$(3.54)	$62,989	45,765,235	$1.38

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted shares issued by the Company under RSAs of 7,217 and 12,920 for the three and nine months ended September 30, 2016, respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(5) Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net is a separate component of the Shareholders’ equity section in the accompanying Consolidated Balance Sheets. The following tables present the changes in the balances of each component of Accumulated other comprehensive loss, net for the three and nine months ended September 30, 2017:

	Foreign Currency Translation Adjustments		Unrealized (Losses) Gains on Interest Rate Swap Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of July 1, 2017	$(48,331)	(1)	$(19,944)	(2)	$(68,275)
Other comprehensive income before reclassification	17,871	(3)	588	(4)	18,459
Amounts reclassified from accumulated other comprehensive loss, net	—		4,602	(4)	4,602
Net current period other comprehensive income	17,871		5,190		23,061
Total accumulated other comprehensive loss, net as of September 30, 2017	$(30,460)	(1)	$(14,754)	(2)	$(45,214)

(1)	Net of deferred income tax (benefit) of $(5,369) and $(5,424) as of September 30, 2017 and July 1, 2017, respectively.
(2)	Net of deferred income tax expense of $12,908 and $11,164 as of September 30, 2017 and July 1, 2017, respectively.
(3)	Net of deferred income tax expense of $55 for the three months ended September 30, 2017.
(4)

Net of deferred income tax expense of $198 and $1,546 for Other comprehensive income (loss) before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, for the three months ended September 30, 2017. See Note 11. Derivative Financial Instruments.

	Foreign Currency Translation Adjustments		Unrealized (Losses) Gains on Interest Rate Swap Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of January 1, 2017	$(81,602)	(1)	$(25,533)	(2)	$(107,135)
Other comprehensive income (loss) before reclassification	51,142	(3)	(3,966)	(4)	47,176
Amounts reclassified from accumulated other comprehensive loss, net	—		14,745	(4)	14,745
Net current period other comprehensive income	51,142		10,779		61,921
Total accumulated other comprehensive loss, net as of September 30, 2017	$(30,460)	(1)	$(14,754)	(2)	$(45,214)

(1)	Net of deferred income tax (benefit) of $(5,369) and $(4,113) as of September 30, 2017 and January 1, 2017, respectively.
(2)	Net of deferred income tax expense of $12,908 and $9,269 as of September 30, 2017 and January 1, 2017, respectively.
(3)	Net of deferred income tax expense of $1,256 for the nine months ended September 30, 2017.
(4)

Net of deferred income tax (benefit) expense of $(1,339) and $4,978 for Other comprehensive income (loss) before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, for the nine months ended September 30, 2017. See Note 11. Derivative Financial Instruments.

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

The Company has elected the portfolio approach for the deferred tax asset of the unrealized gains and losses related to the interest rate swap contracts in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. Under the portfolio approach, the disproportionate tax effect created when the valuation allowance was appropriately released as a tax benefit into continuing operations in 2010, will reverse out of the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets and into continuing operations as a tax expense when the Company ceases to hold any interest rate swap contracts. As of September 30, 2017, the disproportionate tax effect is $14.7 million.

The Company currently believes that the unremitted earnings of its foreign subsidiaries under its former U.S. parent company will be reinvested for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in these subsidiaries or on the foreign currency translation adjustment amounts.

(6) Intangible Assets

Intangible Assets with Indefinite Lives

The following tables present the net carrying amounts of the Company’s intangible assets with indefinite lives as of January 1, 2017 and September 30, 2017, as well as the changes in the net carrying amounts for the nine months ended September 30, 2017 by segment (for additional information related to the Company’s segments, see Note 15. Segment Information). See Note 1. General and Basis of Presentation –  (f) Goodwill and Intangible Assets for additional information regarding the goodwill and intangible asset impairment recognized related to the Company’s Australia & New Zealand segment.

	North America	Europe & Africa	Australia & New Zealand	Total
	(In thousands)
Goodwill, gross as of January 1, 2017	$452,232	$130,846	$—	$583,078
Accumulated impairment loss	—	(50,003)	—	(50,003)
Goodwill, net as of January 1, 2017	$452,232	$80,843	$—	$533,075

Acquisitions	108,997	98,844	142,133	349,974
Foreign currency translation adjustments	6,869	10,030	11,242	28,141
Impairment loss	—	—	(140,038)	(140,038)

Goodwill, gross as of September 30, 2017	$568,098	$239,720	$153,375	$961,193
Accumulated impairment loss	—	(50,003)	(140,038)	(190,041)
Goodwill, net as of September 30, 2017	$568,098	$189,717	$13,337	$771,152

	North America	Europe & Africa	Total
	(In thousands)
Trade names: indefinite-lived as of January 1, 2017	$200	$419	$619
Foreign currency translation adjustments	—	37	37
Trade names: indefinite-lived as of September 30, 2017	$200	$456	$656

Intangible Assets with Definite Lives

The following table presents the Company’s intangible assets that were subject to amortization:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Merchant and bank-branding contracts/relationships	$487,509	$(288,094)	$199,415	$353,334	$(248,428)	$104,906
Trade names: definite-lived	18,487	(5,855)	12,632	11,618	(3,674)	7,944
Technology	10,885	(4,985)	5,900	10,718	(4,781)	5,937
Non-compete agreements	4,439	(4,270)	169	4,351	(4,057)	294
Revolving credit facility deferred financing costs	2,568	(1,107)	1,461	3,770	(2,240)	1,530
Total intangible assets with definite lives	$523,888	$(304,311)	$219,577	$383,791	$(263,180)	$120,611

(7) Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Accrued merchant settlement	$100,580	$77,142
Accrued merchant fees	60,143	40,369
Accrued taxes	50,689	32,982
Accrued compensation	18,639	19,150
Accrued cash management fees	12,901	9,894
Accrued interest	11,804	6,174
Accrued processing costs	8,729	5,918
Accrued maintenance	7,756	8,473
Accrued armored	7,726	6,354
Accrued purchases	5,293	6,249
Accrued telecommunications costs	2,146	1,841
Accrued interest on interest rate swap contracts	1,414	2,152
Other accrued expenses	37,574	23,920
Total accrued liabilities	$325,394	$240,618

As of September 30, 2017, the Accrued compensation line item included $2.9 million of employee severance costs associated with the Company’s Restructuring Plan. The increase in the Other accrued expenses line item is primarily attributed to additional liabilities assumed with the DCPayments acquisition.

(8) Long-Term Debt

The Company’s carrying value of long-term debt consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Revolving credit facility, including swingline credit facility (weighted average combined interest rate of 2.9% and 4.0% as of September 30, 2017 and December 31, 2016, respectively)	$157,630	$14,100
1.00% Convertible Senior Notes due 2020, net of unamortized discount and capitalized debt issuance costs	249,189	241,068
5.125% Senior Notes due 2022, net of capitalized debt issuance costs	247,869	247,371
5.50% Senior Notes due 2025, net of capitalized debt issuance costs	295,087	—
Total long-term debt	$949,775	$502,539

The Convertible Notes with a face value of $287.5 million are presented net of unamortized discount and capitalized debt issuance costs of $38.3 million and $46.4 million as of September 30, 2017 and December 31, 2016, respectively. The 5.125% Senior Notes due 2022 (the “2022 Notes”) with a face value of $250.0 million are presented net of capitalized debt issuance costs of $2.1 million and $2.6 million as of September 30, 2017 and December 31, 2016, respectively. The 5.50% Senior Notes due 2025 (the “2025 Notes”) with a face value of $300.0 million are presented net of capitalized debt issuance costs of $4.9 million as of September 30, 2017.

Revolving Credit Facility

As of September 30, 2017, the Company had a $400.0 million revolving credit facility, which matures on July 1, 2021, led by a syndicate of banks with JPMorgan Chase, N.A. serving as the administrative agent. The revolving credit facility provides the Company with $400.0 million in available borrowings and letters of credit (subject to the covenants contained within the amended and restated credit agreement (the “Credit Agreement”) governing the revolving credit facility) and can be increased by the exercise of an accordion feature to $500.0 million, under certain conditions.

On October 3, 2017, the Company entered into a Sixth Amendment (the “Sixth Amendment”) to the Credit Agreement. Pursuant to the Sixth Amendment, certain administrative changes were made to the Credit Agreement, primarily to expand the currencies under which the Company and the other borrowers can borrow funds.

The total commitments under the credit facility can be borrowed in U.S. dollars, alternative currencies (including Euros, U.K. pounds sterling, Canadian dollars, Australian dollars and South African rand), or a combination thereof. The Credit Agreement provides for sub-limits under the commitment of $50.0 million for swingline loans and $30.0 million for letters of credit. Borrowings (not including swingline loans) accrue interest, at the Company’s option and based on the type of currency borrowed, at the Alternate Base Rate, the Canadian Prime Rate, the Adjusted LIBO Rate, the Canadian Dealer Offered Rate, the Bank Bill Swap Reference Rate or the Johannesburg Interbank Agreed Rate (each, as defined in the Credit Agreement) plus a margin depending on the Company’s most recent Total Net Leverage Ratio (as defined in the Credit Agreement). The margin for Alternative Base Rate loans and Canadian Prime Rate loans varies between 0% and 1.25%, the margin for Adjusted LIBO Rate loans, Canadian Dealer Offered Rate loans and Bank Bill Swap Reference Rate loans varies between 1.00% and 2.25% and the margin for Johannesburg Interbank Agreed Rate loans varies between 1.25% and 2.50%. Swingline loans denominated in U.S. dollars bear interest at the Alternate Base Rate plus a margin as described above, swingline loans denominated in Canadian dollars bear interest at the Canadian Prime Rate plus a margin as described above and swingline loans denominated in other alternative currencies bear interest at the Overnight Foreign Currency Rate (as defined in the Credit Agreement) plus the applicable margin for the Adjusted LIBO Rate, the Bank Bill Swap Reference Rate or the Johannesburg Interbank Agreed Rate, as applicable.

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

As of September 30, 2017, the Company had $157.6 million of outstanding borrowings under its $400.0 million revolving credit facility and was in compliance with all applicable covenants and ratios under the Credit Agreement. As of September 30, 2017 and December 31, 2016, the weighted average interest rates on the Company’s outstanding borrowings under its revolving credit facility were 2.9% and 4.0%, respectively.

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

None of the Convertible Notes were convertible as of September 30, 2017 and, therefore, remain classified in the Long-term debt line item in the accompanying Consolidated Balance Sheets at September 30, 2017. In future financial reporting periods, the classification of the Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

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

The Company’s interest expense related to the Convertible Notes consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Cash interest per contractual coupon rate	$719	$719	$2,157	$2,157
Amortization of note discount	2,569	2,439	7,608	7,219
Amortization of debt issuance costs	176	159	513	463
Total interest expense related to Convertible Notes	$3,464	$3,317	$10,278	$9,839

The Company’s carrying value of the Convertible Notes consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Principal balance	$287,500	$287,500
Unamortized discount and capitalized debt issuance costs	(38,311)	(46,432)
Net carrying amount of Convertible Notes	$249,189	$241,068

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

The changes in the Company’s ARO liability consisted of the following:

(In thousands)
Asset retirement obligations as of January 1, 2017	$54,907
Additional obligations	9,379
Estimated obligations assumed in acquisitions	7,409
Accretion expense	1,396
Change in estimates	(108)
Payments	(5,931)
Foreign currency translation adjustments	1,908
Asset retirement obligations as of September 30, 2017	68,960
Less: current portion of asset retirement obligations	10,535
Asset retirement obligations, excluding current portion, as of September 30, 2017	$58,425

For additional information related to the Company’s ARO with respect to its fair value measurements, see Note 12. Fair Value Measurements.

(10) Other Liabilities

The Company’s other liabilities consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Current portion of other long-term liabilities
Interest rate swap contracts	$9,252	$16,533
Asset retirement obligations	10,535	9,821
Deferred revenue	144	249
Other	11,609	1,634
Total current portion of other long-term liabilities	$31,540	$28,237

Other long-term liabilities
Acquisition-related contingent consideration	$42,434	$—
Interest rate swap contracts	9,449	14,456
Deferred revenue	1,839	1,698
Other	18,039	2,537
Total other long-term liabilities	$71,761	$18,691

As of September 30, 2017, the Acquisition-related contingent consideration line item consisted of the preliminary estimated fair value of the contingent consideration associated with the Spark acquisition. For additional information related to the Spark acquisition contingent consideration, see Note 2. Acquisitions.

(11) Derivative Financial Instruments

Risk Management Objectives of Using Derivatives

The Company is exposed to interest rate risk associated with its vault cash rental obligations and, to a lesser extent, borrowings under its revolving credit facility. The Company utilizes varying notional amount interest rate swap contracts to manage the interest rate risk associated with its vault cash rental obligations in the U.S., the U.K., and Australia.  The Company does not currently utilize derivative instruments to manage the interest rate risk associated with its borrowings. The Company is also exposed to foreign currency exchange rate risk with respect to its operations outside the U.S. The Company has not historically utilized derivative instruments to hedge its foreign currency exchange rate risk, however, subsequent to September 30, 2017 the Company entered into derivatives with an aggregate notional amount of approximately $9.5 million Canadian dollars to hedge its foreign exchange rate risk associated with certain anticipated transactions.

The Company’s interest rate swap contracts serve to mitigate interest rate risk exposure by converting a portion of the Company’s monthly floating-rate vault cash rental payments to monthly fixed-rate vault cash rental payments. Typically, the Company receives monthly floating-rate payments from its interest rate swap contract counterparties that correspond to, in all material respects, the monthly floating-rate payments required by the Company to its vault cash rental providers for the portion of the average outstanding vault cash balances that have been hedged. In return, the Company pays its counterparties a monthly fixed-rate amount based on the same notional amounts outstanding. By converting the vault cash rental obligation interest rate from a floating-rate to a fixed-rate, the impact of favorable and unfavorable changes in future interest rates on the monthly vault cash rental payments, and therefore, the Vault cash rental expense line item in the accompanying Consolidated Statement of Operations, has been reduced.

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

Cash Flow Hedges of Interest Rate Risk

The Company is party to varying notional amount interest rate swap contracts in the U.S. and the U.K. The notional amounts, weighted average fixed rates, and terms associated with the Company’s interest rate swap contracts accounted for as cash flow hedges that are currently in place for the U.S. and U.K. (as of the date of the issuance of this Form 10-Q) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts	Weighted Average Fixed Rate
U.S. $	U.S.	U.K. £	U.K.	Term
(In millions)		(In millions)
$1,000	2.53%	£550	0.82%	November 1, 2017 – December 31, 2017
$1,150	2.17%	£550	0.82%	January 1, 2018 – December 31, 2018
$1,000	2.06%	£550	0.90%	January 1, 2019 – December 31, 2019
$1,000	2.06%	£500	0.94%	January 1, 2020 – December 31, 2020
$400	1.46%	£500	0.94%	January 1, 2021 – December 31, 2021
$400	1.46%	£500	0.94%	January 1, 2022 – December 31, 2022

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

The notional amounts, weighted average fixed rates, and terms associated with the Company’s interest rate swap contracts accounted for as cash flow hedges that are currently in place for Australia (as of the date of the issuance of this Form 10-Q) are as follows:

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$135	2.98%	November 1, 2017 – February 27, 2018
$85	3.11%	February 28, 2018 – September 28, 2018
$35	2.98%	September 29, 2018 – February 28, 2019

The following tables depict the effects of the use of the Company’s derivative interest rate swap contracts in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations.

Balance Sheet Data

	September 30, 2017		December 31, 2016
Asset (Liability) Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other current assets	$260	Prepaid expenses, deferred costs, and other current assets	$—
Interest rate swap contracts	Prepaid expenses, deferred costs, and other noncurrent assets	14,315	Prepaid expenses, deferred costs, and other noncurrent assets	14,137
Interest rate swap contracts	Current portion of other long-term liabilities	(9,252)	Current portion of other long-term liabilities	(16,533)
Interest rate swap contracts	Other long-term liabilities	(9,449)	Other long-term liabilities	(14,456)
Total derivative instruments, net		$(4,126)		$(16,852)

Statements of Operations Data

	Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Gain Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2017	2016		2017	2016
	(In thousands)			(In thousands)
Interest rate swap contracts	$588	$1,171	Cost of ATM operating revenues	$(4,602)	$(7,281)

	Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2017	2016		2017	2016
	(In thousands)			(In thousands)
Interest rate swap contracts	$(3,966)	$(33,460)	Cost of ATM operating revenues	$(14,745)	$(21,889)

As of September 30, 2017, the Company expects to reclassify $9.3 million of net derivative-related losses contained within the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

(12) Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2017 and December 31, 2016 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at September 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap contracts	$14,575	$—	$14,575	$—
Liabilities
Liabilities associated with interest rate swap contracts	$(18,701)	$—	$(18,701)	$—
Liabilities associated with acquisition-related contingent consideration	$(42,434)	$—	$—	$(42,434)

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap contracts	$14,137	$—	$14,137	$—
Liabilities
Liabilities associated with interest rate swap contracts	$(30,989)	$—	$(30,989)	$—

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

Acquisition-related contingent consideration. Liabilities from acquisition-related contingent consideration are estimated by using a Monte Carlo simulation and market observable, as well as internal projections, and other significant non-observable (Level 3) inputs based on the Company’s best estimate of future operational results upon which the payment of these obligations are contingent. As of September 30, 2017, the preliminary estimated fair value of the Company’s acquisition-related contingent consideration liability was approximately $42.4 million. For additional information related to the Spark acquisition contingent consideration, see Note 2. Acquisitions.

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility approximates fair value due to the fact that any outstanding borrowings are subject to short-term floating interest rates. As of September 30, 2017, the fair value of the Convertible Notes, the 2022 Notes, and the 2025 Notes (see Note 8. Long-Term Debt) totaled $265.7 million, $258.4 million, and $307.7 million, respectively, based on the quoted prices in markets that are not active (Level 2) inputs for these notes as of that date.

Additions to asset retirement obligations liability. The Company estimates the fair value of additions to its ARO liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the ARO are measured at fair value at the time of the asset installations using significant non-observable (Level 3) inputs. These liabilities are evaluated periodically based on estimated current fair value. Amounts added to the ARO liability during the nine months ended September 30, 2017 and 2016 totaled  $9.4 million and $6.0 million, respectively.

Interest rate swap contracts. As of September 30, 2017, the fair value of the Company’s interest rate swap contracts was an asset of $14.6 million and a liability of $18.7 million. These financial instruments are carried at fair value and calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable (Level 2) inputs, while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. For additional information related to the valuation process of this asset or liability, see Note 11. Derivative Financial Instruments.

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

Other Commitments and Contingencies

Asset retirement obligations. The Company’s ARO consist primarily of deinstallation costs of the Company’s ATMs and costs to restore the ATM sites to their original condition. In most cases, the Company is legally required to perform this deinstallation, and in some cases, the site restoration work. As of September 30, 2017, the Company had  $69.0 million accrued for these liabilities. For additional information, see Note 9. Asset Retirement Obligations.

Acquisition-related contingent consideration. As a result of the Spark acquisition, the Company has recorded an acquisition-related contingent consideration liability of $42.4 million as of September 30, 2017. For additional information related to the Spark acquisition contingent consideration, see Note 2. Acquisitions.

(14) Income Taxes

The Company’s income tax expense based on income before income taxes for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands, excluding percentages)
Income tax (benefit) expense	$(4,053)	$8,388	$(2,335)	$26,204
Effective tax rate	2.3%	23.4%	1.4%	29.4%

The Company’s income tax benefit for the three months ended September 30, 2017 totaled $4.1 million, or an effective tax rate of 2.3%, compared to an expense of $8.4 million, or an effective tax rate of 23.4%, for the same period of 2016. The Company’s income tax benefit for the nine months ended September 30, 2017 totaled $2.3 million, or an effective tax rate of 1.4%, compared to an expense of $26.2 million, or an effective tax rate of 29.4%, for the same period of 2016.  The decrease in income tax expense compared to the same periods of 2016 was largely attributable to the impairments recognized in the three months ended September 30, 2017 as well as the mix of earnings across jurisdictions, and the excess tax benefits realized in the first quarter of 2017 related to share-based compensation in accordance with ASU 2016-09. The goodwill impairment recognized during the three and nine months ended September 30, 2017, was not deductible for income tax purposes, and as a result, there was no tax benefit recognized during these periods. For additional information, see Note 1. General and Basis of Presentation – (b) Basis of Presentation.

The Company assesses the need for any deferred tax asset valuation allowances at the end of each reporting period. The determination of whether a valuation allowance for deferred tax assets is needed is subject to considerable judgment and requires an evaluation of all available positive and negative evidence. Responsive to the factors resulting in the goodwill and long-lived asset impairments in Australia, as discussed in Note 1. General and Basis of Presentation – (f) Goodwill and Intangible Assets above, the Company concluded it is more likely than not that an associated net deferred tax asset of $7.9 million will not be realized and therefore a valuation allowance was recorded against these assets as of September 30, 2017.  The Company’s assessment concluded that maintaining the valuation allowance in Mexico and new markets was appropriate, as the Company currently believes that it is more likely than not that the related deferred tax assets will not be realized.

The deferred tax expenses and benefits associated with the Company’s net unrealized gains and losses on derivative instruments and foreign currency translation adjustments have been recorded in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets.

(15) Segment Information

As of September 30, 2017, the Company’s operations consisted of its North America, Europe & Africa, and Australia & New Zealand segments. As the integration of DCPayments (acquired in January 2017) progressed throughout the second quarter of 2017, the Company separated the DCPayments operations into their respective geographical components, including them within the Company’s geographical segments and created a new Australia & New Zealand segment, which includes the DCPayments operations in Australia and New Zealand. The Company’s ATM operations in the U.S., Canada, Mexico, and Puerto Rico are included in its North America segment. The North America segment also includes the Company’s transaction processing operations, which service its internal ATM operations, along with external customers. The transaction processing operations were previously reported in the Company’s Corporate & Other segment. The Corporate segment solely includes the Company’s corporate general and administrative expenses. The Company’s operations in the U.K., Ireland, Germany, Poland, Spain, and South Africa are included in its Europe & Africa segment, along with i-design (the Company’s ATM advertising business based in the U.K.). While each of the reporting segments provides similar kiosk-based and/or ATM-related services, each segment is managed separately and requires different marketing and business strategies. Segment information presented for prior periods have been revised to reflect the changes in the Company’s segments.

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

Below is a reconciliation of Net income attributable to controlling interests and available to common shareholders to EBITDA, Adjusted EBITDA, and Adjusted EBITA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Net (loss) income attributable to controlling interests and available to common shareholders	$(175,561)	$27,490	$(161,304)	$63,022
Adjustments:
Interest expense, net	9,743	4,269	25,760	13,227
Amortization of deferred financing costs and note discount	3,195	2,872	9,317	8,636
Income tax (benefit) expense	(4,053)	8,388	(2,335)	26,204
Depreciation and accretion expense	29,807	23,308	88,683	69,085
Amortization of intangible assets	14,996	9,175	45,423	28,129
EBITDA	$(121,873)	$75,502	$5,544	$208,303
Add back:
Loss (gain) on disposal and impairment of assets	22,307	469	26,170	(475)
Other (income) expense (1)	(2,095)	360	(1,730)	748
Noncontrolling interests (2)	(9)	(15)	(19)	(50)
Share-based compensation expense	4,151	6,642	9,971	15,780
Acquisition and divestiture-related expenses (3)	2,889	2,680	15,338	4,938
Goodwill and intangible asset impairment(4)	194,521	—	194,521	—
Redomicile-related expenses (5)	22	951	782	12,201
Restructuring expenses (6)	—	—	8,243	—
Adjusted EBITDA	$99,913	$86,589	$258,820	$241,445
Less:
Depreciation and accretion expense (7)	29,805	23,301	88,677	69,063
Adjusted EBITA	$70,108	$63,288	$170,143	$172,382

(1)	Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition-related contingent consideration payable, and other non-operating costs.
(2)	Noncontrolling interests adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of one of its Mexican subsidiaries.
(3)	Acquisition and divestiture-related expenses include costs incurred for professional and legal fees and certain other transition and integration-related costs.
(4)	Goodwill and intangible asset impairments related to the Company’s Australia & New Zealand segment.
(5)	Expenses associated with the Company’s redomicile of its parent company to the U.K., which was completed on July 1, 2016.
(6)	Expenses primarily related to employee severance costs associated with the Company’s Restructuring Plan implemented in the first quarter of 2017.
(7)	Amounts exclude a portion of the expenses incurred by one of the Company’s Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.

The following tables reflect certain financial information for each of the Company’s reporting segments for the periods presented:

	Three Months Ended September 30, 2017
	North America	Europe & Africa (1)	Australia & New Zealand (2)	Corporate	Eliminations	Total

	(In thousands)
Revenue from external customers	$257,258	$109,259	$35,433	$—	$—	$401,950
Intersegment revenues	2,360	326	—	—	(2,686)	—
Cost of revenues	170,948	65,189	24,907	797	(1,785)	260,056
Selling, general, and administrative expenses	17,273	9,799	2,282	16,778	—	46,132
Redomicile-related expenses	—	13	—	9	—	22
Acquisition and divestiture-related expenses	95	(245)	442	2,597	—	2,889
Goodwill and intangible asset impairment	—	—	194,521	—	—	194,521
Loss on disposal and impairment of assets	479	160	21,668	—	—	22,307

Adjusted EBITDA	71,397	34,596	8,237	(13,423)	(894)	99,913

Depreciation and accretion expense	16,415	11,476	1,916	—	—	29,807
Adjusted EBITA	54,984	23,120	6,321	(13,423)	(894)	70,108

Capital expenditures (3)	$20,658	$19,604	$1,294	$—	$—	$41,556

	Three Months Ended September 30, 2016
	North America	Europe & Africa (1)	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$233,149	$95,185	$—	$—	$328,334
Intersegment revenues	2,273	378	—	(2,651)	—
Cost of revenues	151,685	58,907	249	(2,651)	208,190
Selling, general, and administrative expenses	15,590	8,437	16,167	—	40,194
Redomicile-related expenses	—	77	874	—	951
Acquisition and divestiture-related expenses	590	378	1,712	—	2,680
Loss (gain) on disposal and impairment of assets	510	(41)	—	—	469

Adjusted EBITDA	68,131	28,219	(9,774)	13	86,589

Depreciation and accretion expense	14,160	9,148	—	—	23,308
Adjusted EBITA	53,978	19,071	(9,774)	13	63,288

Capital expenditures (3)	$17,619	$18,860	$—	$—	$36,479

	Nine Months Ended September 30, 2017
	North America	Europe & Africa (1)	Australia & New Zealand (2)	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$745,801	$298,857	$99,976	$—	$—	$1,144,634
Intersegment revenues	6,731	1,129	—	—	(7,860)	—
Cost of revenues	506,956	188,889	72,400	937	(4,964)	764,218
Selling, general, and administrative expenses	53,300	29,516	6,633	42,102	—	131,551
Redomicile-related expenses	—	36	—	746	—	782
Restructuring expenses	3,668	831	—	3,744	—	8,243
Acquisition and divestiture-related expenses	2,243	1,748	2,153	9,194	—	15,338
Goodwill and intangible asset impairment	—	—	194,521	—	—	194,521
Loss on disposal and impairment of assets	4,275	369	21,478	48	—	26,170

Adjusted EBITDA	192,273	81,581	20,924	(33,069)	(2,889)	258,820

Depreciation and accretion expense	50,973	32,093	5,617	—	—	88,683
Adjusted EBITA	141,300	49,489	15,312	(33,069)	(2,889)	170,143

Capital expenditures (3)	$60,161	$45,814	$5,449	$—	$—	$111,424

	Nine Months Ended September 30, 2016
	North America	Europe & Africa (1)	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$675,926	$279,616	$—	$—	$955,542
Intersegment revenues	6,942	1,042	—	(7,984)	—
Cost of revenues	443,185	178,556	636	(7,984)	614,393
Selling, general, and administrative expenses	48,073	26,542	40,890	—	115,505
Redomicile-related expenses	—	89	12,112	—	12,201
Acquisition and divestiture-related expenses	1,897	1,299	1,742	—	4,938
Loss (gain) on disposal and impairment of assets	1,266	(1,741)	—	—	(475)

Adjusted EBITDA	191,558	75,565	(25,746)	68	241,445

Depreciation and accretion expense	41,480	27,605	—	—	69,085
Adjusted EBITA	150,100	47,960	(25,746)	68	172,382

Capital expenditures (3)	$38,518	$37,532	$—	$—	$76,050

(1)	The Europe & Africa segment includes operations in South Africa, which were acquired on January 31, 2017 with the Spark acquisition.
(2)	The Australia & New Zealand segment includes operations in Australia and New Zealand, which were acquired on January 6, 2017 with the DCPayments acquisition.
(3)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and other intangible assets. Additionally, capital expenditure amounts for one of the Company’s Mexican subsidiaries, included in the North America segment, are reflected gross of any noncontrolling interest amounts.

Identifiable Assets

	September 30, 2017	December 31, 2016
	(In thousands)
North America	$1,214,336	$956,807
Europe & Africa	574,427	363,857
Australia & New Zealand	79,492	—
Corporate	21,026	44,032
Total	$1,889,281	$1,364,696

(16) Supplemental Guarantor Financial Information

Prior to the Redomicile Transaction, the 2022 Notes were fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by certain wholly-owned subsidiaries of Cardtronics Delaware. On July 1, 2016, Cardtronics plc and certain of its subsidiaries became 2022 Notes Guarantors pursuant to the 2022 Notes Supplemental Indenture entered into in conjunction with the Redomicile Transaction. As of September 30, 2017, the 2022 Notes were fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by Cardtronics plc and these subsidiaries (including the original Cardtronics Delaware subsidiary 2022 Notes Guarantors). Cardtronics Delaware, the subsidiary issuer of the 2022 Notes is 100% owned by Cardtronics plc, the parent 2022 Notes Guarantor. In addition, on April 28, 2017, additional subsidiaries of Cardtronics plc were added as 2022 Notes Guarantors pursuant to the 2022 Notes Second Supplemental Indenture.

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

The following information reflects the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 for: (i) Cardtronics plc, the parent 2022 Notes Guarantor (“Parent”), (ii) Cardtronics Delaware (“Issuer”), (iii) the 2022 Notes Guarantors (including those 2022 Notes Guarantors added pursuant to the 2022 Notes Second Supplemental Indenture) (the “Guarantors”), and (iv) the 2022 Notes Non-Guarantors. The statements for the 2016 periods have been revised to present the financial results of these entities in a manner that is consistent with the Company’s organizational structure as of September 30, 2017.

Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended September 30, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$278,863	$125,679	$(2,592)	$401,950
Operating costs and expenses	8,547	12,844	244,123	112,384	(1,689)	376,209
Goodwill and intangible impairment	—	—	194,521	—	—	194,521
(Loss) income from operations	(8,547)	(12,844)	(159,781)	13,295	(903)	(168,780)
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	6,410	10,468	(3,940)	—	12,938
Equity in losses (earnings) of subsidiaries	166,944	(32,956)	(4,094)	—	(129,894)	—
Other expense (income)	95	(236)	5,804	(2,714)	(5,044)	(2,095)
(Loss) income before income taxes	(175,586)	13,938	(171,959)	19,949	134,035	(179,623)
Income tax (benefit) expense	(16)	(7,417)	(873)	4,253	—	(4,053)
Net (loss) income	(175,570)	21,355	(171,086)	15,696	134,035	(175,570)
Net loss attributable to noncontrolling interests	—	—	—	—	(9)	(9)
Net (loss) income attributable to controlling interests and available to common shareholders	(175,570)	21,355	(171,086)	15,696	134,044	(175,561)
Comprehensive (loss) income attributable to controlling interests	$(152,509)	$22,599	$(169,367)	$37,104	$109,673	$(152,500)

	Three Months Ended September 30, 2016
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$239,983	$91,355	$(3,004)	$328,334
Operating costs and expenses	9,085	336	201,341	77,176	(2,971)	284,967
(Loss) income from operations	(9,085)	(336)	38,642	14,179	(33)	43,367
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	6,305	14,599	(13,763)	—	7,141
Equity in (earnings) losses of subsidiaries	(35,950)	(21,552)	(10,935)	—	68,437	—
Other expense (income)	(4)	69	(547)	874	(32)	360
Income before income taxes	26,869	14,842	35,525	27,068	(68,438)	35,866
Income tax (benefit) expense	(609)	(6,686)	12,658	3,025	—	8,388
Net income	27,478	21,528	22,867	24,043	(68,438)	27,478
Net loss attributable to noncontrolling interests	—	—	—	—	(12)	(12)
Net income attributable to controlling interests and available to common shareholders	27,478	21,528	22,867	24,043	(68,426)	27,490
Comprehensive (loss) income attributable to controlling interests	$28,975	$20,273	$29,871	$20,002	$(70,134)	$28,987

	Nine Months Ended September 30, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$805,467	$347,683	$(8,516)	$1,144,634
Operating costs and expenses	21,244	25,295	711,231	328,263	(5,625)	1,080,408
Goodwill and intangible impairment	—	—	194,521	—	—	194,521
(Loss) income from operations	(21,244)	(25,295)	(100,285)	19,420	(2,891)	(130,295)
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	18,821	29,029	(12,773)	—	35,077
Equity in losses (earnings) of subsidiaries	140,268	(58,284)	(8,774)	—	(73,210)	—
Other (income) expense	(138)	(416)	27,064	(7,805)	(20,435)	(1,730)
(Loss) income before income taxes	(161,374)	14,584	(147,604)	39,998	90,754	(163,642)
Income tax (benefit) expense	(67)	(17,043)	10,207	4,568	—	(2,335)
Net (loss) income	(161,307)	31,627	(157,811)	35,430	90,754	(161,307)
Net loss attributable to noncontrolling interests	—	—	—	—	(3)	(3)
Net (loss) income attributable to controlling interests and available to common shareholders	(161,307)	31,627	(157,811)	35,430	90,757	(161,304)
Comprehensive (loss) income attributable to controlling interests	$(99,384)	$34,315	$(154,547)	$92,711	$27,523	$(99,382)

	Nine Months Ended September 30, 2016
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$687,651	$277,332	$(9,441)	$955,542
Operating costs and expenses	9,085	14,394	588,225	240,999	(8,927)	843,776
(Loss) income from operations	(9,085)	(14,394)	99,426	36,333	(514)	111,766
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	19,153	14,917	(12,207)	—	21,863
Equity in (earnings) losses of subsidiaries	(71,423)	(65,854)	(7,958)	—	145,235	—
Other income	(4)	(5)	(2,620)	3,426	(49)	748
Income before income taxes	62,342	32,312	95,087	45,114	(145,700)	89,155
Income tax (benefit) expense	(609)	(17,151)	36,761	7,203	—	26,204
Net income	62,951	49,463	58,326	37,911	(145,700)	62,951
Net loss attributable to noncontrolling interests	—	—	—	—	(71)	(71)
Net income attributable to controlling interests and available to common shareholders	62,951	49,463	58,326	37,911	(145,629)	63,022
Comprehensive (loss) income attributable to controlling interests	$24,526	$43,607	$55,961	$7,876	$(107,373)	$24,597

Condensed Consolidated Balance Sheets

	As of September 30, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$383	$7	$16,204	$44,904	$—	$61,498
Accounts and notes receivable, net	—	—	60,569	51,890	(67)	112,392
Deferred tax asset, net	—	—	(1,419)	1,419	—	—
Other current assets	106	199	74,163	86,015	—	160,483
Total current assets	489	206	149,517	184,228	(67)	334,373
Property and equipment, net	—	—	326,021	178,543	(169)	504,395
Intangible assets, net	—	—	168,724	51,509	—	220,233
Goodwill	—	—	575,271	195,881	—	771,152
Investments in and advances to subsidiaries	354,223	443,714	475,724	—	(1,273,661)	—
Intercompany receivable	10,849	180,901	222,304	449,586	(863,640)	—
Deferred tax asset, net	602	—	1,525	5,133	—	7,260
Prepaid expenses, deferred costs, and other noncurrent assets	—	306	34,832	16,730	—	51,868
Total assets	$366,163	$625,127	$1,953,918	$1,081,610	$(2,137,537)	$1,889,281
Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	—	—	26,585	4,967	(12)	31,540
Accounts payable and accrued liabilities	532	6,122	220,902	147,830	(66)	375,320
Total current liabilities	532	6,122	247,487	152,797	(78)	406,860
Long-term debt	—	498,358	441,239	10,178	—	949,775
Intercompany payable	6,459	6,949	649,569	200,663	(863,640)	—
Asset retirement obligations	—	—	27,124	31,301	—	58,425
Deferred tax liability, net	—	—	41,175	2,112	—	43,287
Other long-term liabilities	—	1,671	27,131	42,959	—	71,761
Total liabilities	6,991	513,100	1,433,725	440,010	(863,718)	1,530,108
Shareholders' equity	359,172	112,027	520,193	641,600	(1,273,819)	359,173
Total liabilities and shareholders' equity	$366,163	$625,127	$1,953,918	$1,081,610	$(2,137,537)	$1,889,281

\
	As of December 31, 2016
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$101	$7	$6,995	$66,431	$—	$73,534
Accounts and notes receivable, net	—	—	59,375	24,781	—	84,156
Other current assets	—	1,468	52,087	58,292	—	111,847
Total current assets	101	1,475	118,457	149,504	—	269,537
Property and equipment, net	—	—	271,142	121,593	—	392,735
Intangible assets, net	—	—	89,028	32,202	—	121,230
Goodwill	—	—	450,229	82,846	—	533,075
Investments in and advances to subsidiaries	452,014	748,278	872,795	—	(2,073,087)	—
Intercompany receivable	12,962	297,790	251,754	1,615,808	(2,178,314)	—
Deferred tax asset, net	537	—	1,462	11,005	—	13,004
Prepaid expenses, deferred costs, and other noncurrent assets	—	504	22,098	12,513	—	35,115
Total assets	$465,614	$1,048,047	$2,076,965	$2,025,471	$(4,251,401)	$1,364,696
Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	—	—	22,662	5,591	(16)	28,237
Accounts payable and accrued liabilities	(15)	17,152	179,489	89,024	(67)	285,583
Total current liabilities	(15)	17,152	202,151	94,615	(83)	313,820
Long-term debt	—	502,539	—	—	—	502,539
Intercompany payable	8,694	82,660	1,248,493	838,467	(2,178,314)	—
Asset retirement obligations	—	—	21,746	23,340	—	45,086
Deferred tax liability, net	—	—	24,953	2,672	—	27,625
Other long-term liabilities	—	504	14,305	3,882	—	18,691
Total liabilities	8,679	602,855	1,511,648	962,976	(2,178,397)	907,761
Shareholders' equity	456,935	445,192	565,317	1,062,495	(2,073,004)	456,935
Total liabilities and shareholders' equity	$465,614	$1,048,047	$2,076,965	$2,025,471	$(4,251,401)	$1,364,696

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$8,536	$23,800	$117,631	$14,317	$—	$164,284
Additions to property and equipment	—	—	(66,200)	(45,224)	—	(111,424)
Acquisitions, net of cash acquired	—	—	(467,598)	(19,479)	—	(487,077)
Net cash used in investing activities	—	—	(533,798)	(64,703)	—	(598,501)
Proceeds from borrowings under revolving credit facility	—	295,400	601,673	71,292	—	968,365
Repayments of borrowings under revolving credit facility	—	(319,200)	(446,533)	(61,618)	—	(827,351)
Proceeds from borrowings of long-term debt	—	—	300,000	—	—	300,000
Debt issuance costs	—	—	(5,476)	—	—	(5,476)
Intercompany financing	—	—	(7,642)	7,642	—	—
Tax payments related to share-based compensation	(8,359)	—	—	—	—	(8,359)
Proceeds from exercises of stock options	105	—	—	—	—	105
Net cash (used in) provided by financing activities	(8,254)	(23,800)	442,022	17,316	—	427,284
Effect of exchange rate changes on cash	—	—	(16,646)	11,543	—	(5,103)
Net increase (decrease) in cash and cash equivalents	282	—	9,209	(21,527)	—	(12,036)
Cash and cash equivalents as of beginning of period	101	7	6,995	66,431	—	73,534
Cash and cash equivalents as of end of period	$383	$7	$16,204	$44,904	$—	$61,498

	Nine Months Ended September 30, 2016
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$(1,114)	$75,563	$67,112	$72,370	$—	$213,931
Additions to property and equipment	—	—	(38,022)	(38,028)	—	(76,050)
Acquisitions, net of cash acquired	—	—	(14,544)	(5,157)	—	(19,701)
Proceeds from sale of assets and businesses	—	—	9,348	—	—	9,348
Net cash used in investing activities	—	—	(43,218)	(43,185)	—	(86,403)
Proceeds from borrowings under revolving credit facility	—	221,268	—	—	—	221,268
Repayments of borrowings under revolving credit facility	—	(311,361)	—	—	—	(311,361)
Intercompany financing	—	17,911	(730)	(17,181)	—	—
Proceeds from exercises of stock options	433	146	—	—	—	579
Additional tax (expense) related to share-based compensation	681	(343)	—	—	—	338
Repurchase of common shares	—	(3,959)	—	—	—	(3,959)
Net cash used in financing activities	1,114	(76,338)	(730)	(17,181)	—	(93,135)
Effect of exchange rate changes on cash	—	—	(860)	(309)	—	(1,169)
Net increase (decrease) in cash and cash equivalents	—	(775)	22,304	11,695	—	33,224
Cash and cash equivalents as of beginning of period	—	782	6,200	19,315	—	26,297
Cash and cash equivalents as of end of period	$—	$7	$28,504	$31,010	$—	$59,521

(17) Concentration Risk

Significant merchants.  7-Eleven, Inc. (“7-Eleven”) in the U.S. was the largest merchant in the Company’s portfolio, representing approximately 18% of the Company’s total revenues for the year ended December 31, 2016. 7-Eleven did not renew its ATM placement agreement with the Company, which expired in July 2017, but instead entered into a new ATM placement agreement with a related entity of 7-Eleven’s parent company. The Company is currently in the process of transitioning the ATM operations at 7-Eleven locations in the U.S. to the new service provider. The Company expects the transition to continue over the remainder of 2017, with a small percentage of ATMs expected to be removed during the first quarter of 2018. As a result, revenues and operating profits associated with this relationship have begun to decline during the third quarter of 2017. The loss of 7-Eleven has had, and is expected to continue to have,  a higher negative impact (in percentage terms) on the Company’s income from operations relative to the revenue impact, particularly as the Company continues to transition to the new service provider and adjusts the infrastructure required to support the relationship during the transition period. As a result, the Company expects the loss of 7-Eleven to have a significant negative impact on its income from operations and cash flows for the remainder of 2017 and into the first quarter of 2018.

The deinstallation of the 7-Eleven ATMs in the U.S., which the Company commenced during the third quarter of 2017, has had a significant impact on many elements of the Company’s business operations. Prior to the third quarter of 2017, the Company had taken measures to manage the business to partially offset the anticipated loss of revenues and profits associated with this relationship. For additional information, see Note 1. General and Basis of Presentation – (e) Restructuring Expenses.

(18) New Accounting Pronouncements

For information related to the ASUs adopted during the nine months ended September 30, 2017, see Note 1. General and Basis of Presentation – (b) Basis of Presentation. The new ASUs relevant to the Company are as follows:

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

The Company will adopt the Revenue Standard in the first quarter of fiscal 2018. The Company has completed an analysis of its most significant revenue streams including those most likely to be impacted by the Revenue Standard and anticipates that the adoption of the Revenue Standard will result in relatively minor impacts to the recognition of revenues to be reported in its consolidated financial statements. The Company believes that the most significant impact will be from the deferral of contract acquisition costs. These costs primarily consist of sales commissions provided to the Company’s sales force that have not been deferred historically. It has been the Company’s practice to recognize sales commissions when paid and now they will be deferred and recognized over time. The Company plans to use the modified retrospective method to adopt the Revenue Standard.

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

In addition, in January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test and the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, and early adoption is permitted.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”).  ASU 2017-12 provides targeted improvements to the accounting for hedging activities to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact these standards will have on its consolidated financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provisions thereof. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effect on the Company and there can be no assurance that future developments affecting the Company will be those that are anticipated.  All comments concerning the Company’s expectations for future revenues and operating results are based on its estimates for its existing operations and do not include the potential impact of any future acquisitions. The Company’s forward-looking statements involve significant risks and uncertainties (some of which are beyond its control) and assumptions that could cause actual results to differ materially from its historical experience and present expectations or projections. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include:

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
•

the Company’s ability to respond to potential reductions in the amount of net interchange fees that it receives from global and regional debit networks for transactions conducted on its ATMs due to pricing changes implemented by those networks as well as changes in how issuers route their ATM transactions over those networks, including recently proposed changes to the LINK interchange rate in the U.K.;

•	the Company’s ability to provide new ATM solutions to retailers and financial institutions including placing additional banks’ brands on ATMs currently deployed;
•	the Company’s ATM vault cash rental needs, including potential liquidity issues with its vault cash providers and its ability to continue to secure vault cash rental agreements in the future;
•	the Company’s ability to manage the risks associated with its third-party service providers failing to perform their contractual obligations;
•	the Company’s ability to renew its existing third party service provider relationships on comparable economic terms;
•	the Company’s ability to successfully implement and evolve its corporate strategy;
•	the Company’s ability to compete successfully with new and existing competitors;
•	the Company’s ability to meet the service levels required by its service level agreements with its merchants;
•	the additional risks the Company is exposed to in its United Kingdom (“U.K.”) armored transport business;
•	the impact of changes in laws, including tax laws, that could adversely affect the Company’s business;
•

the impact of, or uncertainty related to, the U.K.’s planned exit from the European Union, including any material adverse effect on the tax, tax treaty, currency, operational, legal, and regulatory regime and macro-economic environment to which it will be subject to as a U.K. company;

•	the Company’s ability to react to recent market changes in Australia as a result of recent actions by major banks that may result in lower transaction volumes at the Company’s ATMs; and
•	the Company’s ability to retain its key employees and maintain good relations with its employees.

For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, see: (i) Part II. Other Information, Item 1A. Risk Factors in this Form 10-Q, (ii) Part II. Other Information, Item 1A. Risk Factors in the Company’s Form 10-Q for the quarterly period ended March 31, 2017 and (iii)  Part I. Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics plc provides convenient automated financial related services to consumers through its network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of September 30, 2017, we were the world’s largest ATM owner/operator, providing services to approximately 238,000 ATMs throughout the United States (the “U.S.”) (including the U.S. territory of Puerto Rico), the United Kingdom (the “U.K.”), Ireland, Canada, Australia, New Zealand, South Africa, Germany, Poland, Spain, and Mexico. In the U.S., certain of our ATMs are multi-function financial services kiosks that, in addition to traditional ATM functions such as cash dispensing and bank account balance inquiries, perform other automated consumer financial services, such as remote deposit capture (which is deposit-taking at ATMs using electronic imaging). Included in the number of ATMs in our network as of September 30, 2017 there are approximately 135,000 ATMs to which we provided processing only services or various forms of managed services solutions. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.

Through our network, we deliver financial related services to cardholders and provide ATM management and ATM equipment-related services (typically under multi-year contracts) to large retail merchants, smaller retailers, and operators of facilities such as shopping malls, airports, and train stations. In doing so, we provide our retail partners with a compelling automated financial services solution that helps attract and retain customers, and in turn, increases the likelihood that our ATMs will be utilized. We also own and operate electronic funds transfer (“EFT”) transaction processing platforms that provide transaction processing services to our network of ATMs, as well as to other ATMs under managed services arrangements. Additionally, in Canada, through our acquisition of DirectCash Payments Inc. (“DCPayments”), we also provide processing services for issuers of debit cards.

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

For additional information related to each of the strategic points above, see Part I. Item1. Business – Our Strategy in our 2016 Form 10-K.

Recent Events and Trends

Over the last several years, we have grown our business through a combination of organic growth and acquisitions. During the nine months ended September 30, 2017, total revenues, on a constant-currency basis, increased 22.1% from the same period of 2016, driven primarily by the acquisitions of DCPayments and Spark, which were completed in January 2017.

Withdrawal transaction and revenue trends – U.S. Many financial institutions are reducing the number of branches they own and operate in order to reduce their operating costs, increasing demand for automated banking solutions, such as ATMs. Bank-branding of our ATMs and participation in our surcharge-free ATM network allows financial institutions to rapidly increase and maintain surcharge-free ATM access for their customers at a substantially lower cost than owning and operating an ATM network. We believe there is an opportunity for a large non-bank ATM owner/operator, such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an arrangement could reduce a financial institution’s operating costs while extending its customer service. Furthermore, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs. Over the last several years, we have seen growth in bank-branding, increased participation in Allpoint, our surcharge-free network, and managed services arrangements, and we believe that there will be continued growth in such arrangements.

Total U.S. same-store cash withdrawal transactions during the three months ended September 30, 2017 decreased approximately 4% from the same period of 2016. The same-store results in the third quarter of 2017 were impacted by a number of factors, including 7-Eleven, Inc. (“7-Eleven”) locations no longer participating in our Allpoint network. While same-store cash withdrawal transactions in the U.S. were down slightly in the third quarter, our U.S. same-store revenues during the third quarter increased slightly (less than  1%) from the same period of 2016, driven in part by increased surcharge revenues as a result of 7-Eleven locations no longer participating in Allpoint.

7-Eleven in the U.S. accounted for approximately 18% of our consolidated revenues for the year ended 2016. We estimate that 7-Eleven will account for approximately 12% of our consolidated revenues in 2017. We estimate that the incremental gross margin (excluding depreciation and accretion) will be approximately 40% for 7-Eleven during 2017. The 7-Eleven ATM placement agreement in the U.S. expired in July 2017, and we have started transitioning the ATM operations at 7-Eleven locations in the U.S. to the new service provider. We expect the transition to continue through the first quarter of 2018. As a result, our revenues and operating profits associated with this relationship have begun to decline, and we expect this decline to continue throughout the fourth quarter of 2017.  The loss of 7-Eleven has had, and will most likely continue to have, a higher negative impact (in percentage terms) on our income from operations relative to the revenue impact, particularly as we continue to transition to the new service provider and adjust the infrastructure required to support the relationship throughout the transition period. As a result, we expect that the loss of 7-Eleven will have a significant negative near-term impact on our income from operations and cash flows.

The deinstallation of the 7-Eleven ATMs in the U.S. has had a significant impact on many elements of our operations. The deinstallation process will result in estimated removal costs of the ATMs of approximately $5.0 million, a portion of which was incurred during the three months ended September 30, 2017, with the remaining amount to be incurred primarily during the fourth quarter of 2017. This deinstallation liability was previously expensed and provided for in our asset retirement obligations liability. To the extent that the total actual costs to remove the ATMs differs from this estimate, it will result in either an increase or decrease to our income from operations. Due to the anticipated loss of revenues and profits associated with this relationship, we expect other impacts as we manage our business to offset the loss of profits associated with this relationship. For additional information, see Item 1. Financial Statements, Note 1. General and Basis of Presentation – (e) Restructuring Expenses.

Approximately half of the ATMs that we have operated at U.S. 7-Eleven locations are fully depreciated and are not expected to be redeployed. We anticipate being able to reuse the majority of the other half of ATMs at 7-Eleven locations that are relatively recent deployments and have remaining carrying values.

During the last few months, several of the countries, states and territories in which we operate have been impacted by natural disasters. Although the damage has been widespread from the recent hurricanes impacting the United States and Puerto Rico and the earthquakes and hurricanes impacting Mexico, these natural disasters to date have had a minor impact on our physical operations. We have not incurred material losses of property or incurred significant downtime in our business operations as a result of these disasters. A significant portion of our corporate operations are located in Houston, Texas, which was severely impacted by Hurricane Harvey. While the Company’s offices in Houston were temporarily closed for several days, the main office location was not physically damaged, and the Company’s processing and business systems were operating continuously throughout the storm and the aftermath thereof.

Withdrawal transaction and revenue trends – U.K. In recent periods, we have installed more free-to-use ATMs as compared to surcharging pay-to-use ATMs in the U.K., which is our largest operation in Europe. This is due in part to adding major corporate retailers who tend to operate primarily in high traffic locations where free-to-use ATMs are more prevalent. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the significantly higher volume of transactions conducted on free-to-use ATMs have generally translated into higher overall revenues. Our same-store cash withdrawal transactions in the U.K. for the three months ended September 30, 2017 decreased approximately 5% from the same period of 2016, relatively consistent with low single digit decline rates we have seen in recent periods in the U.K. Offsetting the same-store cash withdrawal transaction decline was a higher transacting ATM count, driven by several ATM placement agreements with new and existing merchants.

Withdrawal transaction and revenue trends – Australia.  In late September 2017, Australia’s four largest banks, the Commonwealth Bank of Australia (“CBA”), Australia and New Zealand Banking Group Limited (“ANZ”), Westpac Banking Corporation (“Westpac”), and National Australia Bank Limited (“NAB”), each independently announced decisions to remove all direct charges to all users on domestic ATM transactions completed at their respective ATM networks effectively creating a free-to-use network of ATM terminals that did not exist previously.  CBA removed the direct charges in late September, with Westpac, ANZ, and NAB removing direct charges during the first part of October 2017. As a result of this change in the market in Australia, we expect that our business in this market will likely be materially adversely impacted. For the three and nine months ended September 30, 2017, the Australia & New Zealand reporting segment generated $35.4 million and $100.0 million, respectively, in total revenue, of which $28.6 million and $81.8 million, respectively, was surcharge revenue. Adjusted EBITDA for the three and nine months ended September 30, 2017 for the Australia & New Zealand reporting segment was $8.2 million and $20.9 million, respectively. For additional information, see Australia market changes and asset impairment below.

We face indirect competition from alternative payment mechanisms, including card-based and mobile phone-based contactless payment technology in all of our markets. Australia and the U.K., have reported increasing rates of contactless payment use. Prior to our acquisition of DCPayments and since our ownership of the Australian component of the business, we have observed declines in transactions at Australian ATMs, as cash-based payments have declined as a percentage of total payments in recent years, with growth in contactless payments appearing to be the primary driver of the decline.

Europay, MasterCard, Visa (“EMV”) security standard and software upgrades in the U.S. The EMV security standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “chip cards.” In October 2016, MasterCard commenced a liability shift for U.S. ATM transactions on EMV-issued cards used at non-EMV compliant ATMs in the U.S. We have upgraded nearly all of our U.S. Company-owned ATMs to deploy additional software to enable additional functionality, enhance security features, and enable the EMV security standard. Due to the significant operational challenges of enabling EMV and other hardware and software enhancements across the majority of our U.S. ATMs, which comprises many types and models of ATMs, together with potential compatibility issues with various processing platforms, we experienced increased downtime at our U.S. ATMs during the first part of 2017. As a result of this downtime, we suffered lost revenues and incurred penalties with certain of our contracts during the first part of 2017. We have also incurred increased charges from networks associated with actual or potentially fraudulent transactions, as we are liable for fraudulent transactions on the MasterCard network and other networks that have adopted the EMV security standard if our ATM was not EMV compliant at the time of the transaction, and any fraudulent transactions were processed. Visa commenced a liability shift starting in October 2017 for all transaction types on all EMV-issued cards in the U.S. As of the date of this filing, nearly all of our ATMs that we intend to upgrade and continue to operate were EMV compliant.

Capital investments. We have experienced an elevated level of capital investment in 2017 to support the EMV requirements discussed above and other factors discussed in greater detail below. The higher levels of capital spending in 2017 are attributable to the EMV requirements, coupled with other factors, including: (i) our strategic initiatives to enhance the consumer experience at our ATMs and drive transaction growth, (ii) a significant number of recent long-term renewals of existing merchant contracts, (iii) certain software and hardware enhancements required to facilitate our strategic initiatives, enhance security, and to continue running supported versions, (iv) other compliance related matters, and (v) growth opportunities across our enterprise.

LINK interchange in the U.K. Interchange rates in the U.K. are primarily set by LINK, the U.K.’s major interbank network.  LINK has historically set these rates annually using a cost-based methodology that incorporates ATM service costs from two years back (i.e., operating costs from 2015 are considered for determining the 2017 interchange rate). In addition to LINK transactions, certain card issuers in the U.K. have issued cards that are not affiliated with the LINK network, and instead carry the Visa or MasterCard network brands. Transactions conducted on our ATMs from these cards, which currently represent approximately 2% of our annual withdrawal transactions in the U.K., receive interchange fees that are set by Visa or MasterCard, respectively. The interchange rates set by Visa and MasterCard have historically been less than the rates that have been set by LINK. Over the last couple of years, some of the major financial institutions that participate in LINK have expressed concern about the LINK interchange rate and commenced efforts to significantly lower the interchange rate. During 2017, a group of members of LINK (the “Working Group”) worked to develop a new interchange rate setting mechanism. After several months of analysis and discussion, the Working Group was unable to reach a recommended amended approach that was satisfactory to its participants, and as a result of this outcome, along with governance recommendations by the Bank of England, in October 2017, it was decided that an independent board of LINK (“LINK Board”) would recommend interchange rates going forward. On November 1, 2017, the LINK Board announced that it had reached some tentative recommendations, subject to further comment by the LINK members. The LINK Board proposal seeks to reduce interchange rates by approximately 5% per year, and in the aggregate, approximately 20% over a four year period, commencing on April 1, 2018. The intention of the LINK Board proposal is for the new interchange rates to apply from April 1, 2018 and to be finalized no later than January 31, 2018, once consultation with the LINK members has concluded. The interchange rate for the first quarter of 2018 has been set in accordance with the former cost study process and is slightly below the 2017 interchange rate. The LINK Board proposal maintains a cost-based study to ensure that interchange rates are not set below marginal cost or above average cost incurred to provide services to cardholders. While this change in the LINK interchange mechanism has yet to be finalized and implemented, we expect that it will likely be finalized by the end of January 2018 and will have a significant negative impact on our results from operations in 2018 and in future periods. We estimate that the proposed change in the interchange rate that would commence in April 2018, if applied to our estimated transaction volumes for the full year of 2017, would adversely impact our reported income from operations by approximately $15 million. Based on the principles outlined by the LINK Board in the proposal, including the stated intent to further reduce the interchange rate over time, we would expect further reductions in our profits in this market beyond 2018. We expect that, over time, we will be able to mitigate a portion of the impact of these expected rate reductions through a combination of adjusting our operations, reassessing our contractual relationships and refining our business approach.

Additionally, if any major financial institution in the U.K. decided to leave the LINK network in favor of Visa, MasterCard, or another network, and we elect to continue to accept the transactions from their cardholders, such a move could further reduce the interchange revenues that we currently receive from the related withdrawal transactions conducted on our ATMs in that market.

U.K. planned exit from the European Union (“Brexit”). On March 29, 2017, the U.K. government officially triggered Article 50 of the Treaty on the European Union, which commenced the process for the U.K. to exit the European Union. The ultimate impact of Brexit on our business is unknown; however, one noticeable impact was a substantial devaluation of the British pound relative to the U.S. dollar, leading up to and after the Brexit decision announcement in June 2016. As a result, our reported financial results (in U.S. dollars) were adversely impacted during the nine months ended September 30, 2017 compared to the same periods of 2016.

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

U.K. regulatory approval of the DCPayments acquisition. On September 22, 2017, we were notified by the U.K. Competition and Markets Authority (the “CMA”) that the merger of the DCPayments U.K. business with our existing U.K. operations was approved. Prior to the CMA approval, the DCPayments U.K. business operated separately from our existing U.K. operations.  Since the CMA approval, we have begun the process of integrating our existing U.K. operations with the DCPayments U.K. operations and expect to realize operational benefits during 2018 as a result of the combination.

Restructuring expenses.  During the three months ended March 31, 2017, we initiated a global corporate reorganization and cost reduction initiative (the “Restructuring Plan”), intended to improve our cost structure and operating efficiency. The Restructuring Plan included workforce reductions, facilities closures, and other cost reduction measures. During the three months ended March 31, 2017, we incurred $8.2 million of pre-tax expenses related to the Restructuring Plan, reflected in the Restructuring expenses line item in the accompanying Consolidated Statements of Operations. These expenses included employee severance costs of $8.0 million and lease termination costs of $0.2 million. We did not incur significant additional restructuring expenses during the subsequent six months ended September 30, 2017.

During the three months ended March 31, 2017, we also identified certain assets held in the U.S. that will likely be abandoned or are no longer capable of recovering their carrying values. As a result, we recognized $3.2 million in asset impairment charges included in the Loss (gain) on disposal and impairment of assets line item in the accompanying Consolidated Statements of Operations.

New currency designs in the U.K. Polymer notes were introduced by the Bank of England in 2016 and will be further circulated through 2020. The introduction of these new currency designs has required upgrades to software and physical

ATM components on our ATMs in the U.K., which caused some limited downtime for the affected ATMs during 2017. We are now substantially complete with this effort.

Poland operations. During the fourth quarter of 2017, we plan to cease operating in Poland and will likely incur exit-related costs in conjunction with the wind down of this operation.  As the Poland operation is small, we do not anticipate recording any material write-offs or impairment charges as a part of this planned exit.  During the three and nine months ended September 30, 2017 Poland contributed $0.3 million and $0.6 million, respectively, of our consolidated ATM operating revenues.

Australia market changes and asset impairment. In late September 2017, Australia’s four largest banks, CBA, ANZ, Westpac, and NAB, each independently announced decisions to remove all direct charges to users on transactions completed at their respective ATM networks. Collectively these four banks account for approximately one third of the total ATMs in Australia. This unexpected market shift appears to have been instigated by a decision and announcement by CBA, the largest Australian bank, to immediately remove direct charges to all users of its ATMs, regardless of whether or not the ATM user is a customer of the bank. During the first part of October 2017, ANZ, Westpac, and NAB followed by removing direct charges on their ATM networks, effectively creating a free-to-use network of ATM terminals that did not exist previously.

Australia has historically been a direct charge ATM market, where cardholders have paid a fee (or “direct charge”) to the operator of an ATM for each transaction, unless the ATM where the transaction was completed is part of the cardholder’s issuing bank ATM network. There currently is no broad interchange arrangement in Australia between card issuers and ATM operators to compensate the ATM operator for its service to a financial institution’s cardholder in absence of the direct charge being levied to the cardholders. During the nine months ended September 30, 2017, more than 80% of the Company’s revenues in Australia were sourced from direct charges paid by cardholders. The recent actions by the largest banks in Australia have resulted in a significant increase in the availability of free-to-use ATMs to Australian users and while we are working on developing strategies to react to this unexpected market shift, we believe our revenues and profits in Australia will decline in the near-term. Due to the timing of when these changes became effective, they did not impact our results for the three months ended September 30, 2017. However, we expect that our business will be materially adversely impacted during the fourth quarter of 2017 and into 2018 as users’ behavior patterns change as a result of the introduction of a free-to-use network in Australia that did not exist previously.

These developments were identified to be an indicator of impairment of our Australia & New Zealand reporting unit and related long-lived assets. Upon further assessment and analysis of the potential impact of these developments, we determined that the fair value of the Australia & New Zealand reporting unit had fallen below its carrying value and determined that the long-lived assets held by Australia & New Zealand were not recoverable via their undiscounted cash flows, an indication of impairment. As a result, during the three months ended September 30, 2017, we recorded impairments of goodwill, other intangible assets, and other long-lived assets of $140.0 million, $54.5 million, and $19.0 million, respectively.  We also recorded a charge of $2.5 million to adjust certain inventory to its estimated net realizable value.  These non-cash charges have been reflected in the Goodwill and intangible asset impairment and Loss (gain) on disposal and impairment of assets line items in our accompanying Consolidated Statements of Operations. For additional information related to this unexpected market shift in Australia and the resulting impairment assessment, see Item 1. Financial Statements, Note 1.  General and Basis of Presentation – (f) Goodwill and Intangible Assets.

Next generation bank note upgrade in Australia. Next generation bank notes are in the process of being introduced by the Reserve Bank of Australia. The new $5 note was introduced on September 1, 2016, and the new $50 note, the most widely disseminated note in Australia, is scheduled to take place on September 1, 2018, with the new $20 note to follow on a date to be determined. The introduction of these next generation bank notes requires upgrades to software and physical ATM components on our ATMs in Australia, which were evaluated in the impairment considerations discussed above and which we expect will likely cause some limited downtime for the affected ATMs during the latter part of 2018.

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

Factors Impacting Comparability Between Periods

•

Foreign currency exchange rates. Our reported financial results are subject to fluctuations in foreign currency exchange rates. We estimate that the year-over-year strengthening in the U.S. dollar relative to the currencies in the markets in which we operate caused our reported total revenues to be lower by approximately $22.4 million for the nine months ended September 30, 2017.

•

Acquisitions and divestitures. The results of operations for any acquired entities during a particular year have been included in our consolidated financial statements for that year since the respective dates of the acquisition. Similarly, the results of operations for any divested operations have been excluded from our consolidated financial statements since the dates of divestiture.

•

7-Eleven ATM removal. As discussed above, 7-Eleven in the U.S. accounted for approximately 18% of our consolidated revenues during the year ended December 31, 2016. Our contract with 7-Eleven was not renewed, and we commenced the removal of our ATMs at the 7-Eleven stores during July 2017.  We expect to complete the transition to the new operator by early 2018, with the significant majority of ATMs expected to be fully transitioned by the end of 2017. We estimate that the removal of the 7-Eleven ATMs adversely impacted our overall reported revenue growth rate during the three months ended September 30, 2017 by approximately 2% and we expect an even greater impact during the next several quarters as the ATMs are removed from service.

Results of Operations

The following table reflects line items from the accompanying Consolidated Statements of Operations as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
ATM operating revenues	97.1%	95.9%	96.6%	96.1%
ATM product sales and other revenues	2.9	4.1	3.4	3.9
Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below) (1)	62.5	59.6	63.7	60.8
Cost of ATM product sales and other revenues	2.2	3.8	3.0	3.5
Total cost of revenues	64.7	63.4	66.8	64.3
Operating expenses:
Selling, general, and administrative expenses (2)	11.5	12.2	11.5	12.1
Redomicile-related expenses	—	0.3	0.1	1.3
Restructuring expenses	—	—	0.7	—
Acquisition and divestiture-related expenses	0.7	0.8	1.3	0.5
Goodwill and intangible asset impairment	48.4	—	17.0	—
Depreciation and accretion expense	7.4	7.1	7.7	7.2
Amortization of intangible assets	3.7	2.8	4.0	2.9
Loss (gain) on disposal and impairment of assets	5.5	0.1	2.3	—
Total operating expenses	77.3	23.4	44.6	24.0
(Loss) income from operations	(42.0)	13.2	(11.4)	11.7
Other expense:
Interest expense, net	2.4	1.3	2.3	1.4
Amortization of deferred financing costs and note discount	0.8	0.9	0.8	0.9
Other (income) expense	(0.5)	0.1	(0.2)	0.1
Total other expense	2.7	2.3	2.9	2.4
(Loss) income before income taxes	(44.7)	10.9	(14.3)	9.3
Income tax (benefit) expense	(1.0)	2.6	(0.2)	2.7
Net (loss) income	(43.7)	8.4	(14.1)	6.6
Net (loss) income attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to controlling interests and available to common shareholders	(43.7)%	8.4%	(14.1)%	6.6%

(1)

Excludes effects of depreciation, accretion, and amortization of intangible assets of $37.2 million and $27.1 million for the three months ended September 30, 2017 and 2016, respectively, and $111.9 million and $82.4 million for the nine months ended September 30, 2017 and 2016, respectively. See Item 1. Financial Statements, Note 1. General and Basis of Presentation – (c) Cost of ATM Operating Revenues Presentation. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 9.2% and 8.3% for the three months ended September 30, 2017 and 2016, respectively, and 9.8% and 8.6% for the nine months ended September 30, 2017 and 2016, respectively.

(2)

Includes share-based compensation expense of $4.0 million and $6.4 million for the three months ended September 30, 2017 and 2016, respectively, and $9.6 million and $15.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Key Operating Metrics

The following table reflects certain key measures that gauge our operating performance for the periods indicated, including the effect of the acquisitions.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	% Change	2016	2017	% Change	2016
Average number of transacting ATMs:
United States	45,092	4.3%	43,216	45,155	9.2%	41,366
United Kingdom and Ireland	21,688	31.1	16,540	21,498	33.1	16,151
Australia and New Zealand	8,717	n/m	—	8,848	n/m	—
Canada	6,197	239.6	1,825	6,152	233.3	1,846
South Africa	2,606	n/m	—	2,460	n/m	—
Germany, Poland, and Spain	1,627	31.0	1,242	1,526	29.7	1,177
Mexico	978	(26.4)	1,329	1,078	(21.1)	1,366
Total Company-owned	86,905	35.5	64,152	86,717	40.1	61,906
United States (1)	12,175	(18.7)	14,970	12,392	(24.0)	16,297
Canada	2,974	n/m	—	2,932	n/m	—
United Kingdom and Ireland	682	n/m	—	632	n/m	—
Australia and New Zealand	103	n/m	—	103	n/m	—
Total Merchant-owned	15,934	6.4	14,970	16,059	(1.5)	16,297
Average number of transacting ATMs – ATM operations	102,839	30.0	79,122	102,776	31.4	78,203

Managed Services and Processing:
United States	129,228	7.0	120,773	126,664	8.2	117,107
Canada	3,259	85.1	1,761	3,339	101.3	1,659
Australia and New Zealand	2,000	n/m	—	1,844	n/m	—
Average number of transacting ATMs – Managed services and processing	134,487	9.8	122,534	131,847	11.0	118,766

Total average number of transacting ATMs	237,326	17.7	201,656	234,623	19.1	196,969

Total transactions (in thousands):
ATM operations	388,736	8.1	359,731	1,141,144	12.4	1,014,803
Managed services and processing, net	281,054	57.0	179,072	788,928	49.7	526,949
Total transactions	669,790	24.3	538,803	1,930,072	25.2	1,541,752

Total cash withdrawal transactions (in thousands):
ATM operations	247,903	10.1	225,178	730,313	15.3	633,461

Per ATM per month amounts (excludes managed services and processing):
Cash withdrawal transactions	804	(15.3)	949	790	(12.2)	900

ATM operating revenues (2)	$1,180	(6.2)	$1,258	$1,116	(9.6)	$1,235
Cost of ATM operating revenues (2)(3)	774	(1.3)	784	749	(4.5)	784
ATM adjusted operating gross profit (2) (3)	$406	(14.3)%	$474	$367	(18.6)%	$451

ATM adjusted operating gross profit margin (2) (3)	34.4%		37.7%	32.9%		36.5%

(1)	Certain ATMs previously reported in this category are now included in the United States: Managed services and processing and United States: Company-owned categories.
(2)	ATM operating revenues and Cost of ATM operating revenues relating to managed services, processing, ATM equipment sales, and other ATM-related services are not included in this calculation.
(3)

Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is reported separately in the accompanying Consolidated Statements of Operations. See Item 1. Financial Statements, Note 1. General and Basis of Presentation – (c) Cost of ATM Operating Revenues Presentation.

The following table reflects certain key measures that gauge our operating performance for the periods indicated, excluding the effect of the acquisitions.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	% Change	2016	2017	% Change	2016
Average number of transacting ATMs:
United States	45,092	4.3%	43,216	42,775	3.4%	41,366
United Kingdom and Ireland	16,819	1.7	16,540	16,571	2.6	16,151
Canada	1,899	4.1	1,825	1,837	(0.5)	1,846
Germany, Poland, and Spain	1,627	31.0	1,242	1,526	29.7	1,177
Mexico	486	(63.4)	1,329	635	(53.5)	1,366
Total Company-owned	65,923	2.8	64,152	63,344	2.3	61,906
United States (1)	12,175	(18.7)	14,970	12,392	(24.0)	16,297
Total Merchant-owned	12,175	(18.7)	14,970	12,392	(24.0)	16,297
Average number of transacting ATMs – ATM operations	78,098	(1.3)	79,122	75,736	(3.2)	78,203

Managed Services and Processing:
United States	129,228	7.0	120,773	126,664	8.2	117,107
Canada	1,943	10.3	1,761	1,984	19.6	1,659
Average number of transacting ATMs – Managed services and processing	131,171	7.0	122,534	128,648	8.3	118,766

Total average number of transacting ATMs	209,269	3.8	201,656	204,384	3.8	196,969

Total transactions (in thousands):
ATM operations	345,825	(3.9)	359,731	1,004,241	(1.0)	1,014,803
Managed services and processing, net	185,276	3.5	179,072	515,362	(2.2)	526,949
Total transactions	531,101	(1.4)	538,803	1,519,603	(1.4)	1,541,752

Total cash withdrawal transactions (in thousands):
ATM operations	212,957	(5.4)	225,178	621,164	(1.9)	633,461

Per ATM per month amounts (excludes managed services and processing):
Cash withdrawal transactions	909	(4.2)	949	911	1.2	900

ATM operating revenues (2)	$1,243	(1.2)	$1,258	$1,230	(0.4)	$1,235
Cost of ATM operating revenues (2)(3)	798	1.8	784	806	2.8	784
ATM operating gross profit (2) (3)	$445	(6.1)%	$474	$424	(6.0)%	$451

ATM operating gross profit margin (2) (3)	35.8%		37.7%	34.5%		36.5%

(1)	Certain ATMs previously reported in this category are now included in the United States: Managed services and processing and United States: Company-owned categories.
(2)	ATM operating revenues and Cost of ATM operating revenues relating to managed services, processing, ATM equipment sales, and other ATM-related services are not included in this calculation.
(3)

Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is reported separately in the accompanying Consolidated Statements of Operations. See Item 1. Financial Statements, Note 1. General and Basis of Presentation – (c) Cost of ATM Operating Revenues Presentation.

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, excluding percentages)
North America
ATM operating revenues	$249,964	$223,285	11.9%	$719,341	$649,739	10.7%
ATM product sales and other revenues	9,654	12,137	(20.5)	33,191	33,129	0.2
North America total revenues	259,618	235,422	10.3	752,532	682,868	10.2
Europe & Africa
ATM operating revenues	107,497	94,154	14.2	293,827	276,452	6.3
ATM product sales and other revenues	2,088	1,409	48.2	6,159	4,206	46.4
Europe & Africa total revenues	109,585	95,563	14.7	299,986	280,658	6.9
Australia & New Zealand
ATM operating revenues	35,368	—	n/m	99,752	—	n/m
ATM product sales and other revenues	65	—	n/m	224	—	n/m
Australia & New Zealand total revenues	35,433	—	n/m	99,976	—	n/m

Eliminations	(2,686)	(2,651)	1.3	(7,860)	(7,984)	(1.6)

Total ATM operating revenues	390,143	314,788	23.9	1,105,191	918,207	20.4
Total ATM product sales and other revenues	11,807	13,546	(12.8)	39,443	37,335	5.6
Total revenues	$401,950	$328,334	22.4%	$1,144,634	$955,542	19.8%

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

ATM operating revenues. ATM operating revenues during the three months ended September 30, 2017 increased $75.4 million, or 23.9%, from the three months ended September 30, 2016. The increase in ATM operating revenues was attributable to the DCPayments and Spark acquisitions.

The following table details, by segment, the changes in the various components of ATM operating revenues:

	Three Months Ended
	September 30,
	2017	2016	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$123,406	$98,751	$24,655	25.0%
Interchange revenues	51,155	53,794	(2,639)	(4.9)
Bank-branding and surcharge-free network revenues	48,910	48,802	108	0.2
Managed services revenues	12,905	8,522	4,383	51.4
Other revenues	13,588	13,416	172	1.3
Total ATM operating revenues	249,964	223,285	26,679	11.9
Europe & Africa
Surcharge revenues	33,410	27,753	5,657	20.4
Interchange revenues	71,858	64,368	7,490	11.6
Other revenues	2,229	2,033	196	9.6
Total ATM operating revenues	107,497	94,154	13,343	14.2
Australia & New Zealand
Surcharge revenues	28,579	—	28,579	n/m
Interchange revenues	1,246	—	1,246	n/m
Bank-branding and surcharge-free network revenues	6	—	6	n/m
Managed services revenues	4,191	—	4,191	n/m
Other revenues	1,346	—	1,346	n/m
Total ATM operating revenues	35,368	—	35,368	n/m
Eliminations	(2,686)	(2,651)	(35)	1.3
Total ATM operating revenues	$390,143	$314,788	$75,355	23.9%

North America. Our North America segment includes our operations in the U.S., Canada, Mexico, and Puerto Rico. For the three months ended September 30, 2017,  our ATM operating revenues in our North America segment increased $26.7 million, or 11.9%, compared to the same period of 2016. The increase was primarily attributable to increased revenue in Canada and Mexico resulting from the DCPayments acquisition. Partially offsetting the contribution from the DCPayments acquisition was the commencement of the removal of 7-Eleven ATMs in the U.S.

Europe & Africa. Our Europe & Africa segment includes our operations in the U.K., Ireland, Germany, Poland, Spain, South Africa, and i-design. For the three months ended September 30, 2017,  our ATM operating revenues in our Europe & Africa segment increased $13.3 million, or 14.2%, compared to the same period of 2016.  The increase was attributable to the Spark (South Africa) and DCPayments (the U.K. component of the business) acquisitions, as well as organic ATM operating revenue growth, driven by an increase in the number of transacting ATMs related to recent ATM placement agreements with new merchants in the U.K., partially offset by same-store withdrawal transaction declines.

Australia & New Zealand. Our Australia & New Zealand segment is comprised of the operations we acquired via our DCPayments acquisition completed in January 2017. For the three months ended September 30, 2017, our ATM operating revenues in our Australia & New Zealand segment were $35.4 million, all of which was attributable to the DCPayments acquisition.

ATM product sales and other revenues. For the three months ended September 30, 2017, our ATM product sales and other revenues decreased $1.7 million compared to the same period of 2016. The decrease was primarily related to fewer equipment sales in our North America segment as a result of declining demand for new equipment and upgrade kits from merchants and banks as most ATM operators have now completed their ATM upgrades related to the EMV standard.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

ATM operating revenues. ATM operating revenues during the nine months ended September 30, 2017 increased $187.0 million, or 20.4%, from the nine months ended September 30, 2016. The increase in ATM operating revenues was attributable to the DCPayments and Spark acquisitions, partially offset by lower reported revenues from our Europe & Africa segment as a result of changes in foreign currency exchange rates.

The following table details, by segment, the changes in the various components of ATM operating revenues:

	Nine Months Ended
	September 30,
	2017	2016	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$343,613	$290,483	$53,130	18.3%
Interchange revenues	155,558	152,331	3,227	2.1
Bank-branding and surcharge-free network revenues	143,169	141,699	1,470	1.0
Managed services revenues	37,224	26,246	10,978	41.8
Other revenues	39,777	38,980	797	2.0
Total ATM operating revenues	719,341	649,739	69,602	10.7
Europe & Africa
Surcharge revenues	84,043	79,175	4,868	6.1
Interchange revenues	202,178	190,790	11,388	6.0
Other revenues	7,606	6,487	1,119	17.2
Total ATM operating revenues	293,827	276,452	17,375	6.3
Australia & New Zealand
Surcharge revenues	81,788	—	81,788	n/m
Interchange revenues	3,422	—	3,422	n/m
Bank-branding and surcharge-free network revenues	87	—	87	n/m
Managed services revenues	10,922	—	10,922	n/m
Other revenues	3,533	—	3,533	n/m
Total ATM operating revenues	99,752	—	99,752	n/m
Eliminations	(7,729)	(7,984)	255	(3.2)
Total ATM operating revenues	$1,105,191	$918,207	$186,984	20.4%

North America. For  the nine months ended September 30, 2017,  our ATM operating revenues in our North America segment increased $69.6 million, or 10.7%, compared to the same period of 2016. The increase was primarily attributable to higher revenue in Canada and Mexico resulting from the DCPayments acquisition,  partially offset by lower same-store cash withdrawal transactions at our U.S. ATMs. During the first half of 2017, we experienced software-related issues in conjunction with our ATM upgrades and EMV compliance effort, as well as a service disruption at a number of ATMs caused by a third-party software issue, which caused some downtime at a significant number of our ATMs. Additionally, during the third quarter of 2017, we commenced the deinstallation of ATMs at 7-Eleven locations in the U.S.

Europe & Africa. For the nine months ended September 30, 2017,  our ATM operating revenues in our Europe & Africa segment increased $17.4 million, or 6.3%, compared to the same period of 2016.  Our ATM operating revenues would have been higher by approximately $22.2 million, or an additional 7.6%, absent adverse foreign currency exchange rate movements. Excluding the foreign currency exchange rate movements, the increase was attributable primarily to the Spark (South Africa) and DCPayments (the U.K. component of the business) acquisitions, as well as organic ATM operating revenue growth, driven by an increase in the number of transacting ATMs related to recent ATM placement agreements with new merchants, partially offset by lower same-store transactions in the U.K. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

Australia & New Zealand. For the nine months ended September 30, 2017, our ATM operating revenues in the Australia & New Zealand segment were $99.8 million, all of which was attributable to the DCPayments acquisition, as we did not previously have operations in Australia or New Zealand. The DCPayments acquisition was completed on January 6, 2017, and our results for the nine months ended September 30, 2017 reflect the ATM operating revenues from this date.

ATM product sales and other revenues. For the nine months ended September 30, 2017, our ATM product sales and other revenues increased $2.1 million compared to the same period of 2016. The increase was primarily related to additional equipment sales in our North America and Europe & Africa segments, driven by the DCPayments acquisition.

Cost of Revenues (exclusive of depreciation, accretion, and amortization of intangible assets)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, excluding percentages)
North America
Cost of ATM operating revenues (1)	$163,604	$139,380	17.4%	$478,591	$410,539	16.6%
Cost of ATM product sales and other revenues	7,344	12,305	(40.3)	28,365	32,646	(13.1)
North America total cost of revenue (1)	170,948	151,685	12.7	506,956	443,185	14.4
Europe & Africa
Cost of ATM operating revenues (1)	64,350	58,759	9.5	184,450	177,329	4.0
Cost of ATM product sales and other revenues	839	148	466.9	4,439	1,227	261.8
Europe & Africa total cost of revenues (1)	65,189	58,907	10.7	188,889	178,556	5.8
Australia & New Zealand
Cost of ATM operating revenues (1)	24,170	—	n/m	70,410	—	n/m
Cost of ATM product sales and other revenues	737	—	n/m	1,990	—	n/m
Australia & New Zealand total cost of revenues (1)	24,907	—	n/m	72,400	—	n/m

Corporate	797	249	220.1	937	636	47.3

Eliminations	(1,785)	(2,651)	(32.7)	(4,964)	(7,984)	(37.8)

Cost of ATM operating revenues (1)	251,136	195,737	28.3	729,547	580,520	25.7
Cost of ATM product sales and other revenues	8,920	12,453	(28.4)	34,671	33,873	2.4
Total cost of revenues (1)	$260,056	$208,190	24.9%	$764,218	$614,393	24.4%

(1)	Exclusive of depreciation, accretion, and amortization of intangible assets.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) during the three months ended September 30, 2017 increased $55.4 million, or 28.3%, compared to the same period in 2016. The majority of the increase in the Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) is attributable to the DCPayments and Spark acquisitions.

The following table details, by segment, the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Three Months Ended
	September 30,
	2017	2016	Change	% Change
	(In thousands, excluding percentages)
North America
Merchant commissions	$87,828	$68,463	$19,365	28.3%
Vault cash rental	13,513	15,604	(2,091)	(13.4)
Other costs of cash	16,813	15,199	1,614	10.6
Repairs and maintenance	15,206	14,915	291	2.0
Communications	5,587	5,182	405	7.8
Transaction processing	1,901	1,656	245	14.8
Employee costs	8,516	7,405	1,111	15.0
Other expenses	14,241	10,956	3,285	30.0
Total cost of ATM operating revenues	163,605	139,380	24,225	17.4
Europe & Africa
Merchant commissions	28,311	25,673	2,638	10.3
Vault cash rental	3,401	2,300	1,101	47.9
Other costs of cash	4,041	3,222	819	25.4
Repairs and maintenance	3,484	4,931	(1,447)	(29.3)
Communications	3,168	2,512	656	26.1
Transaction processing	4,562	4,571	(9)	(0.2)
Employee costs	10,535	9,120	1,415	15.5
Other expenses	6,848	6,430	418	6.5
Total cost of ATM operating revenues	64,350	58,759	5,591	9.5
Australia & New Zealand
Merchant commissions	14,120	—	14,120	n/m
Vault cash rental	2,080	—	2,080	n/m
Other costs of cash	2,687	—	2,687	n/m
Repairs and maintenance	2,043	—	2,043	n/m
Communications	1,078	—	1,078	n/m
Transaction processing	665	—	665	n/m
Employee costs	1,412	—	1,412	n/m
Other expenses	85	—	85	n/m
Total cost of ATM operating revenues	24,170	—	24,170	n/m
Corporate	797	249	548	220.1
Eliminations	(1,786)	(2,651)	865	(32.6)
Total cost of ATM operating revenues	$251,136	$195,737	$55,399	28.3%

North America.  For the three months ended September 30, 2017, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our North America segment increased $24.2 million, or 17.4%, compared to the same period of 2016.  The increase was mostly attributable to incremental costs in Canada and Mexico resulting from the DCPayments acquisition, and higher merchant commission expense associated with our recent contract renewals in the U.S. and higher merchant commission expense as a percentage of revenues on our 7-Eleven relationship as a result of higher surcharge transactions.

Europe & Africa. For the three months ended September 30, 2017, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Europe & Africa segment increased $5.6 million, or 9.5%, compared to the same period of 2016, primarily attributable to the DCPayments and Spark acquisitions.

Australia & New Zealand. For the three months ended September 30, 2017, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Australia & New Zealand segment were $24.2 million, all of which was attributable to the DCPayments acquisition, as we did not previously have operations in Australia or New Zealand.

Cost of ATM product sales and other revenues. For the three months ended September 30, 2017, our cost of ATM product sales and other revenues decreased $3.5 million compared to the same period of 2016. The decrease is attributable to the corresponding decrease in ATM product sales and other revenues discussed above.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) during the nine months ended September 30, 2017 increased $149.0 million, or 25.7%, compared to the same period in 2016. The majority of the increase in the Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) is attributable to the DCPayments acquisition.

The following table details, by segment, the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Nine Months Ended
	September 30,
	2017	2016	Change	% Change
	(In thousands, excluding percentages)
North America
Merchant commissions	$246,406	$202,092	$44,314	21.9%
Vault cash rental	40,556	45,479	(4,923)	(10.8)
Other costs of cash	56,137	45,583	10,554	23.2
Repairs and maintenance	47,798	42,820	4,978	11.6
Communications	16,489	15,519	970	6.3
Transaction processing	6,721	4,980	1,741	35.0
Employee costs	25,194	22,175	3,019	13.6
Other expenses	39,290	31,891	7,399	23.2
Total cost of ATM operating revenues	478,591	410,539	68,052	16.6
Europe & Africa
Merchant commissions	80,453	74,996	5,457	7.3
Vault cash rental	9,925	8,285	1,640	19.8
Other costs of cash	14,990	13,738	1,252	9.1
Repairs and maintenance	10,452	13,277	(2,825)	(21.3)
Communications	8,826	7,786	1,040	13.4
Transaction processing	12,570	13,521	(951)	(7.0)
Employee costs	29,817	28,491	1,326	4.7
Other expenses	17,417	17,235	182	1.1
Total cost of ATM operating revenues	184,450	177,329	7,121	4.0
Australia & New Zealand
Merchant commissions	40,976	—	40,976	n/m
Vault cash rental	5,591	—	5,591	n/m
Other costs of cash	7,937	—	7,937	n/m
Repairs and maintenance	5,888	—	5,888	n/m
Communications	3,345	—	3,345	n/m
Transaction processing	1,763	—	1,763	n/m
Employee costs	4,260	—	4,260	n/m
Other expenses	650	—	650	n/m
Total cost of ATM operating revenues	70,410	—	70,410	n/m
Corporate	937	636	301	47.3
Eliminations	(4,841)	(7,984)	3,143	(39.4)
Total cost of ATM operating revenues	$729,547	$580,520	$149,027	25.7%

North America. For  the nine months ended September 30, 2017, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our North America segment increased $68.1 million, or 16.6%, compared to the same period of 2016.  The increase was attributable to the following: (i) incremental costs in Canada and Mexico resulting from the DCPayments acquisition, (ii) higher other cost of cash in the U.S. driven by cash losses and charges from networks associated with suspected fraudulent transactions following the EMV liability shift on the MasterCard network, (iii) higher maintenance costs in the U.S. related primarily to recent software upgrades at certain Company-owned ATMs, and (iv) higher merchant commission expense associated with our recent contract renewals and our 7-Eleven relationship.  The increase was partially offset with a decrease in vault cash rental expense in the U.S. as a result of vault cash interest savings associated with lower fixed rates and notional amounts outstanding on our interest rate swaps.

Europe & Africa. For the nine months ended September 30, 2017, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Europe & Africa segment increased $7.1 million, or 4.0%, compared to the same period of 2016.  Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $21.1 million, or 12%. The increase is consistent with the increase in ATM operating revenues (also on a constant-currency basis) during the period. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

Australia & New Zealand. For the nine months ended September 30, 2017, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Australia & New Zealand segment were $70.4 million, all of which was attributable to the DCPayments acquisition, as we did not previously have operations in Australia or New Zealand. The DCPayments acquisition was completed on January 6, 2017, and our results for the nine months ended September 30, 2017 reflect the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) from this date.

Cost of ATM product sales and other revenues. For the nine months ended September 30, 2017, our cost of ATM product sales and other revenues increased $0.8 million compared to the same period of 2016. The increase is consistent with the increase in related revenues as discussed above.

Selling, General, and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, excluding percentages)
Selling, general, and administrative expenses	$42,177	$33,801	24.8%	$121,916	$100,361	21.5%
Share-based compensation expense	3,955	6,393	(38.1)	9,635	15,144	(36.4)
Total selling, general, and administrative expenses	$46,132	$40,194	14.8%	$131,551	$115,505	13.9%

Percentage of total revenues:
Selling, general, and administrative expenses	10.5%	10.3%		10.7%	10.5%
Share-based compensation expense	1.0%	1.9%		0.8%	1.6%
Total selling, general, and administrative expenses	11.5%	12.2%		11.5%	12.1%

Selling, general, and administrative expenses (“SG&A expenses”), excluding share-based compensation expense. For the three and nine months ended September 30, 2017, SG&A expenses, excluding share-based compensation expense, increased  $8.4 million, or 24.8%, and $21.6 million, or 21.5%, respectively, compared to the same periods of 2016. These increases were primarily driven by additional SG&A expenses associated with the DCPayments and Spark acquisitions completed during January 2017.

Share-based compensation expense. For the three and nine months ended September 30, 2017, share-based compensation expense decreased  $2.4 million, or 38.1%, and $5.5 million, or 36.4%, respectively, compared to the same periods of 2016. These decreases were partially attributable to a higher level of forfeitures during the period as a result of our Restructuring Plan and the associated employee terminations. The employee terminations resulted in the net reversal of $1.5 million in share-based compensation expense during the three months ended March 31, 2017. Additionally, the expected payout under the performance-based component of our annual equity awards was lower in the three months ended September 30, 2017 compared to the same periods of 2016. For additional information related to share-based compensation expense, see Item 1. Financial Statements, Note 3. Share-based Compensation.

Redomicile-related Expenses

Redomicile-related expenses. For the nine months ended September 30, 2017 and 2016, redomicile-related expenses were $0.8 million and $12.2 million, respectively. These costs consist of professional services costs associated with the change in the Company’s corporate parent to the U.K. For additional information, see in Item 1. Financial Statements, Note 1. General and Basis of Presentation – (d) Redomicile to the U.K.

Restructuring Expenses

Restructuring expenses. During the three months ended March, 31, 2017, we implemented a restructuring plan, which was intended to improve our cost structure and operating efficiency and included workforce reductions, facilities closures, and other cost reduction measures. For the three months ended March 31, 2017, these expenses included employee severance costs of $8.0 million and lease termination costs of $0.2 million. We did not incur any significant additional restructuring expenses during the subsequent six months ended September 30, 2017. For additional information, see Item 1. Financial Statements, Note 1. General and Basis of Presentation – (e) Restructuring Expenses.

Acquisition and Divestiture-related Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, excluding percentages)
Acquisition and divestiture-related expenses	$2,889	$2,680	7.8%	$15,338	$4,938	210.6%

Percentage of total revenues	0.7%	0.8%		1.3%	0.5%

Acquisition and divestiture-related expenses. For the three and nine months ended September 30, 2017, acquisition and divestiture-related expenses increased  $0.2 million and $10.4 million, respectively, compared to the same periods of 2016. These increases were driven by the professional services and other costs associated with the completion and integration of the DCPayments and Spark acquisitions, completed during January 2017.

Goodwill and Intangible Asset Impairment

Goodwill and intangible asset impairment.    During the three months ended September 30, 2017, as a result of an unexpected market shift in Australia caused by the announcement by its four largest banks to remove direct charges to all users at their ATMs, we recognized $140.0 million and $54.5 million in impairment charges to reduce the carrying values of goodwill and intangible assets, respectively, associated with our Australia & New Zealand segment. For additional information related to this unexpected market shift in Australia, see Item 1. Financial Statements, Note 1. General and Basis of Presentation – (f) Goodwill and Intangible Assets.

Depreciation and Accretion Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, excluding percentages)
Depreciation and accretion expense	$29,807	$23,308	27.9%	$88,683	$69,085	28.4%

Percentage of total revenues	7.4%	7.1%		7.7%	7.2%

Depreciation and accretion expense. For the three and nine months ended September 30, 2017,  depreciation and accretion expense increased  $6.5 million, or 27.9%, and $19.6 million, or 28.4%, respectively, compared to the same periods of 2016. These increases were primarily driven by the assets we acquired in the DCPayments and Spark acquisitions, completed during January 2017, and to a lesser extent, incremental depreciation expense associated with our U.S. ATM upgrades and replacements.

Amortization of Intangible Assets

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, excluding percentages)
Amortization of intangible assets	$14,996	$9,175	63.4%	$45,423	$28,129	61.5%

Percentage of total revenues	3.7%	2.8%		4.0%	2.9%

Amortization of intangible assets. For the three and nine months ended September 30, 2017, amortization of intangible assets increased by $5.8 million and $17.3 million, respectively, compared to the same periods of 2016. These increases were driven by the additional intangible assets that we recognized in connection with the DCPayments and Spark acquisitions, completed during January 2017.

Loss (Gain) on Disposal and Impairment of Assets

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, excluding percentages)
Loss (gain) on disposal and impairment of assets	$22,307	$469	n/m	$26,170	$(475)	n/m

Percentage of total revenues	5.5%	0.1%		2.3%	—%

Loss (gain) on disposal and impairment of assets. For the three and nine months ended September 30, 2017, loss (gain) on disposal and impairment of assets increased by $21.8 million and $26.6 million, respectively, compared to the same periods of 2016.

The increase relative to the prior periods is a result of an unexpected market shift in Australia following the announcement by the country’s four largest banks that they will remove direct charges to all consumers at their ATMs. Responsive to the announcement we recognized $21.5 million in impairment charges to reduce the carrying values of certain long-lived assets and recognize inventory associated with our Australia & New Zealand segment at its estimated net realizable value. For additional information related to this unexpected market shift in Australia, see Item 1. Financial Statements, Note 1. General and Basis of Presentation – (f) Goodwill and Intangible Assets. During the three months ended March 31, 2017, we also identified certain assets that will likely be abandoned or are no longer capable of recovering their carrying values and recognized $3.2 million in asset impairment charges.

Interest Expense, Net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, excluding percentages)
Interest expense, net	$9,743	$4,269	128.2%	$25,760	$13,227	94.8%

Percentage of total revenues	2.4%	1.3%		2.3%	1.4%

Interest expense, net. For the three and nine months ended September 30, 2017, interest expense, net, increased  $5.5 million  and $12.5 million, respectively, compared to the same periods of 2016. These increases were attributable to the incremental outstanding borrowings to fund the DCPayments and Spark acquisitions completed during January 2017. For additional information related to our outstanding borrowings, see Item 1. Financial Statements, Note 8. Long-Term Debt.

Income Tax Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
	(In thousands, excluding percentages)
Income tax (benefit) expense	$(4,053)	$8,388	(148.3)%	$(2,335)	$26,204	(108.9)%

Effective tax rate	2.3%	23.4%		1.4%	29.4%

Income tax expense. The decrease in income tax expense compared to the same periods of 2016 was largely attributable to the impairments recognized in the three months ended September 30, 2017, as well as mix of earnings across jurisdictions, and the excess tax benefits realized in the first quarter of 2017 related to share-based compensation in accordance with Financial Accounting Standards Board issued Accounting Standard Update No. 2016-09, Improvements to Employee Stock-Based Payment Accounting (“ASU 2016-09”). For additional information related to ASU 2016-09, see Item 1. Financial Statements, Note 1. General and Basis of Presentation  – (b) Basis of Presentation.

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, Adjusted EBITA, Adjusted Net Income, Adjusted Net Income per diluted share, Free Cash Flow, and certain results prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), as well as non-GAAP measures on a constant-currency basis represent non-GAAP financial measures provided as a complement to financial results prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures reported by other companies. We use these non-GAAP financial measures in managing and measuring the performance of our business, including setting and measuring incentive based compensation for management. We believe that the presentation of these measures and the identification of notable, non-cash, and/or (if applicable in a particular period) certain costs not anticipated to occur in future periods enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years. Adjusted EBITDA and Adjusted EBITA exclude amortization of intangible assets, share-based compensation expense, acquisition and divestiture-related expenses, certain non-operating expenses, (if applicable in a particular period) certain costs not anticipated to occur in future periods, gains or losses on disposal and impairment of assets, our obligation for the payment of income taxes, interest expense, and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Additionally, Adjusted EBITDA excludes depreciation and accretion expense. Depreciation and accretion expense and amortization of intangible assets are excluded as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired. Adjusted Net Income represents net income computed in accordance with U.S. GAAP, before amortization of intangible assets, gains or losses on disposal and impairment of assets, share-based compensation expense, certain other expense amounts, acquisition and divestiture-related expenses, certain non-operating expenses, and (if applicable in a particular period) certain costs not anticipated to occur in future periods (together, the “Adjustments”). Prior to June 30, 2016, Adjusted Net Income was calculated using an estimated long-term, cross-jurisdictional effective cash tax rate of 32.0%. Subsequent to the redomicile of our parent company to the U.K., we revised the process for determining our non-GAAP tax rate and now utilizes a non-GAAP tax rate derived from the U.S. GAAP tax rate adjusted for the net tax effects of the Adjustments, based on the nature and geography of the Adjustments. For the three months ended September 30, 2016, the non-GAAP tax rate used to calculate Adjusted Net Income was approximately 24.2%. For the nine months ended September 30, 2016, we used 24.2% for the quarter ended September 30, 2016 and for the six months ended June 30, 2016, our previous estimated long-term cross jurisdictional tax rate of 32.0%. For the three and nine months ended September 30, 2017, the non-GAAP tax rate used to calculate Adjusted Net Income was approximately 26.8% and 27.4%, respectively. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by weighted average diluted shares outstanding. Free Cash Flow is defined as cash provided by operating activities less payments for capital expenditures, including those financed through direct debt, but excluding acquisitions. The Free Cash Flow measure does not take into consideration certain other non-discretionary cash requirements such as mandatory principal payments on portions of our long-term debt. Management calculates certain U.S. GAAP as well as non-GAAP measures on a constant-currency basis using the average foreign currency exchange rates applicable in the corresponding period of the previous year and applying these rates to the measures in the current reporting period. Management uses U.S. GAAP as well as non-GAAP measures on a constant-currency basis to assess performance and eliminate the effect foreign currency exchange rates have on comparability between periods.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net (loss) income attributable to controlling interests and available to common shareholders	$(175,561)	$27,490	$(161,304)	$63,022
Adjustments:
Interest expense, net	9,743	4,269	25,760	13,227
Amortization of deferred financing costs and note discount	3,195	2,872	9,317	8,636
Income tax (benefit) expense	(4,053)	8,388	(2,335)	26,204
Depreciation and accretion expense	29,807	23,308	88,683	69,085
Amortization of intangible assets	14,996	9,175	45,423	28,129
EBITDA	$(121,873)	$75,502	$5,544	$208,303

Add back:
Loss (gain) on disposal and impairment of assets	22,307	469	26,170	(475)
Other expense (1)	(2,095)	360	(1,730)	748
Noncontrolling interests (2)	(9)	(15)	(19)	(50)
Share-based compensation expense	4,151	6,642	9,971	15,780
Redomicile-related expenses (3)	22	951	782	12,201
Restructuring expenses (4)	—	—	8,243	—
Acquisition and divestiture-related expenses (5)	2,889	2,680	15,338	4,938
Goodwill and intangible asset impairment (6)	194,521	—	194,521	—
Adjusted EBITDA	$99,913	$86,589	$258,820	$241,445
Less:
Depreciation and accretion expense (7)	29,805	23,301	88,677	69,063
Adjusted EBITA	$70,108	$63,288	$170,143	$172,382
Less:
Interest expense, net	9,743	4,269	25,760	13,227
Adjusted pre-tax income	60,365	59,019	144,383	159,155
Income tax expense (8)	16,178	14,271	39,595	46,314
Adjusted Net Income	$44,187	$44,748	$104,788	$112,841

Adjusted Net Income per share – basic	$0.97	$0.99	$2.30	$2.50
Adjusted Net Income per share – diluted (9)	$0.96	$0.98	$2.27	$2.47

Weighted average shares outstanding – basic	45,662,543	45,252,869	45,597,558	45,175,604
Weighted average shares outstanding – diluted	46,197,178	45,850,061	46,238,070	45,765,235

(1)	Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition-related contingent consideration payable, and other non-operating costs.
(2)	Noncontrolling interest adjustment made such that Adjusted EBITDA includes only our ownership interest in the Adjusted EBITDA of one of our Mexican subsidiaries.
(3)	Expenses associated with the redomicile of our parent company to the U.K., which was completed on July 1, 2016.
(4)	Expenses primarily related to employee severance costs associated with our Restructuring Plan implemented in the first quarter of 2017.
(5)	Acquisition and divestiture-related expenses include costs incurred for professional and legal fees and certain other transition and integration-related costs.
(6)	Goodwill and intangible asset impairments related to the Company’s Australia & New Zealand segment.
(7)	Amounts exclude a portion of the expenses incurred by one of our Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.
(8)

For the three and nine months ended September 30, 2017, calculated using an effective tax rate of approximately 26.8% and 27.4%,  respectively, which represents our U.S. GAAP tax rate as adjusted for the net tax effects related to the items excluded from Adjusted Net Income. For the three months ended September 30, 2016,  calculated using 24.2%. For the nine months ended September 30, 2016, we used 24.2% for the quarter ended and for the six months ended June 30, 2016, our previous estimated long-term cross-jurisdictional tax rate of 32.0%. See Non-GAAP Financial Measures above.

(9)

Consistent with the positive Adjusted Net Income, the Adjusted Net Income per diluted share amounts have been calculated using the diluted shares outstanding that would have resulted from positive GAAP Net Income.

Reconciliation of U.S. GAAP Revenue to Constant-Currency Revenue

Europe & Africa revenue	Three Months Ended
	September 30,
	2017			2016	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$107,497	$(231)	$107,266	$94,154	14.2%	13.9%
ATM product sales and other revenues	2,088	(2)	2,086	1,409	48.2	48.0
Total revenues	$109,585	$(233)	$109,352	$95,563	14.7%	14.4%

	Nine Months Ended
	September 30,
	2017			2016	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$293,827	$22,190	$316,017	$276,452	6.3%	14.3%
ATM product sales and other revenues	6,159	380	6,539	4,206	46.4	55.5
Total revenues	$299,986	$22,570	$322,556	$280,658	6.9%	14.9%

Consolidated revenue	Three Months Ended
	September 30,
	2017			2016	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$390,143	$(623)	$389,520	$314,788	23.9%	23.7%
ATM product sales and other revenues	11,807	(6)	11,801	13,546	(12.8)	(12.9)
Total revenues	$401,950	$(629)	$401,321	$328,334	22.4%	22.2%

	Nine Months Ended
	September 30,
	2017			2016	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$1,105,191	$22,022	$1,127,213	$918,207	20.4%	22.8%
ATM product sales and other revenues	39,443	355	39,798	37,335	5.6	6.6
Total revenues	$1,144,634	$22,377	$1,167,011	$955,542	19.8%	22.1%

Reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per diluted share on a Non-GAAP basis to Constant-Currency

	Three Months Ended
	September 30,
	2017			2016	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency
	(In thousands)
Adjusted EBITDA	$99,913	$(91)	$99,822	$86,589	15.4%	15.3%

Adjusted Net Income	$44,187	$(14)	$44,173	$44,748	(1.3)%	(1.3)%

Adjusted Net Income per share – diluted (2)	$0.96	$—	$0.96	$0.98	(2.0)%	(2.0)%

	Nine Months Ended
	September 30,
	2017			2016	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency
	(In thousands)
Adjusted EBITDA	$258,820	$6,311	$265,131	$241,445	7.2%	9.8%

Adjusted Net Income	$104,788	$2,860	$107,648	$112,841	(7.1)%	(4.6)%

Adjusted Net Income per share – diluted (2)	$2.27	$0.06	$2.33	$2.47	(8.1)%	(5.7)%

(1)	As reported on the Reconciliation of Net Income Attributable to Controlling Interests and Available to Common Shareholders to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income above.
(2)

Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by the weighted average diluted shares outstanding of 46,197,178 and 45,850,061 for the three months ended September 30, 2017 and 2016, respectively, and 46,238,070 and 45,765,235 for the nine months ended September 30, 2017 and 2016, respectively. Consistent with the positive Adjusted Net Income, the Adjusted Net Income per diluted share amounts have been calculated using the diluted shares outstanding that would have resulted from positive GAAP Net Income.

Reconciliation of Free Cash Flow

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In thousands)
Cash provided by operating activities	$79,706	$89,346	$164,284	$213,931
Payments for capital expenditures (1):
Cash used in investing activities, excluding acquisitions and divestitures	(41,556)	(36,479)	(111,424)	(76,050)
Free cash flow	$38,150	$52,867	$52,860	$137,881

(1)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and other intangible assets. Additionally, capital expenditure amounts for one of our Mexican subsidiaries are reflected gross of any noncontrolling interest amounts.

Liquidity and Capital Resources

Overview

As of  September 30, 2017, we had $61.5 million in cash and cash equivalents and $949.8 million in outstanding long-term debt.

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

Operating Activities

Net cash provided by operating activities totaled $164.3 million during the nine months ended September 30, 2017, compared to $213.9 million during the same period of 2016. The decrease in net cash provided by operating activities is primarily attributable to our changes in working capital during the first half of the year, lower earnings resulting from higher operating costs, impacted in part by the cash payments pertaining to our acquisition and restructuring activities.

Investing Activities

Net cash used in investing activities totaled $598.5 million during the nine months ended September 30, 2017, compared to $86.4 million during the same period of 2016. The increase in net cash used in investing activities is primarily attributable to the DCPayments and Spark acquisitions completed during January 2017.

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

On January 6, 2017, we completed the acquisition of DCPayments, for a total transaction value of approximately $658 million Canadian Dollars (approximately $495 million U.S. dollars).  On January 31, 2017, we completed the acquisition of Spark with initial cash consideration, paid at closing, and potential additional contingent consideration subject to certain performance conditions being met in future periods. Both of these transactions were financed with cash on hand and borrowings under our revolving credit facility. For additional information, see Recent Events and Trends – Acquisitions above.

Anticipated future capital expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be attributable to organic growth projects, including the purchase of ATMs for both new and existing ATM management agreements and various compliance requirements as discussed in Recent Events and Trends – Capital investments above. Through September 30, 2017, our capital expenditures were $111.4 million. We expect that our capital expenditures for the remainder of 2017 will total approximately $20 million to $30 million, the majority of which is expected to be utilized to support new business growth. We expect such capital expenditures to be funded primarily through our cash flows from operations and we anticipate being able to fund all capital expenditures internally.

Financing Activities and Facilities

Net cash provided by (used in) financing activities totaled $427.3 million during the nine months ended September 30, 2017, compared to $(93.1) million during the same period of 2016. The cash provided by financing activities is primarily attributable to the issuance of our 5.50% Senior Notes due 2025 (the “2025 Notes”) and additional borrowings under our revolving credit facility used to fund the DCPayments and Spark acquisitions.

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

We are exposed to certain risks related to our ongoing business operations, including interest rate risk associated with our vault cash rental obligations and, to a lesser extent, borrowings under our revolving credit facility. The following quantitative and qualitative information is provided about financial instruments to which we were a party at September 30, 2017, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

The notional amounts, weighted average fixed rates, and terms associated with our interest rate swap contracts that are currently in place in the U.S. and the U.K. (as of the date of the issuance of this Form 10-Q) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts	Weighted Average Fixed Rate
U.S. $	U.S.	U.K. £	U.K.	Term
(In millions)		(In millions)
$1,000	2.53%	£550	0.82%	November 1, 2017 – December 31, 2017
$1,150	2.17%	£550	0.82%	January 1, 2018 – December 31, 2018
$1,000	2.06%	£550	0.90%	January 1, 2019 – December 31, 2019
$1,000	2.06%	£500	0.94%	January 1, 2020 – December 31, 2020
$400	1.46%	£500	0.94%	January 1, 2021 – December 31, 2021
$400	1.46%	£500	0.94%	January 1, 2022 – December 31, 2022

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

The notional amounts, weighted average fixed rates, and terms associated with our interest rate swap contracts that are currently in place in Australia (as of the date of the issuance of this Form 10-Q) are as follows:

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$135	2.98%	November 1, 2017 – February 27, 2018
$85	3.11%	February 28, 2018 – September 28, 2018
$35	2.98%	September 29, 2018 – February 28, 2019

Summary of Interest Rate Exposure on Average Outstanding Vault Cash Balances

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in North America based on our average outstanding vault cash balance for the quarter ended September 30, 2017 and assuming a 100 basis point increase in interest rates (in millions):

Average outstanding vault cash balance	$2,374
Interest rate swap contracts fixed notional amount	(1,000)
Residual unhedged outstanding vault cash balance	$1,374

Additional annual interest incurred on 100 basis point increase	$13.74

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

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Europe & Africa based on our average outstanding vault cash balance for the quarter ended September 30, 2017 and assuming a 100 basis point increase in interest rates (in millions):

Average outstanding vault cash balance	$1,224
Interest rate swap contracts fixed notional amount	(715)
Residual unhedged outstanding vault cash balance	$509

Additional annual interest incurred on 100 basis point increase	$5.09

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Australia based on our average outstanding vault cash balance for the quarter ended September 30, 2017 and assuming a 100 basis point increase in interest rates (in millions):

Average outstanding vault cash balance	$257
Interest rate swap contracts fixed notional amount	(104)
Residual unhedged outstanding vault cash balance	$153

Additional annual interest incurred on 100 basis point increase	$1.53

As of September 30, 2017, we had an asset of $14.6 million and a liability of $18.7 million recorded in the accompanying Consolidated Balance Sheets related to our interest rate swap contracts, which represented the fair value asset or liability of the interest rate swap contracts, as derivative instruments are required to be carried at fair value. The fair value estimate was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These interest rate swap contracts are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP), the effective portion of the gain or loss on the derivative instrument is reported as a component of the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets and reclassified into earnings in the Vault cash rental expense line item in the accompanying Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings and has been forecasted into earnings.

Interest expense. Our interest expense is also sensitive to changes in interest rates as borrowings under our revolving credit facility accrue interest at floating rates. In connection with the acquisition of DCPayments, we increased our borrowings under our revolving credit facility. Subsequently, in April 2017, we issued the 2025 Notes at a fixed interest rate of 5.50% and used the net proceeds to repay $295.0 million of the outstanding borrowings under our revolving credit facility. As a result, our outstanding borrowings and exposure to floating interest rates under our revolving credit facility were significantly lowered in April 2017. As of September 30, 2017, our outstanding borrowings under our revolving credit facility, which carries a floating interest rate, were $157.6 million. In the future, we may consider derivative instruments to effectively fix the interest rate on a portion of the outstanding borrowings under our revolving credit facility.

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

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Ireland, Germany, Poland, Spain, Mexico, Canada, Australia, New Zealand, and South Africa, we are exposed to market risk from changes in foreign currency exchange rates. The functional currencies of our international subsidiaries are their respective local currencies. The results of operations of our international subsidiaries are translated into U.S. dollars using average foreign currency exchange rates in effect during the periods in which those results are recorded and the assets and liabilities are translated using the foreign currency exchange rate in effect as of each balance sheet reporting date. These resulting translation adjustments to assets and liabilities have been reported in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. As of September 30, 2017, this accumulated translation loss totaled $30.5 million compared to $81.6 million as of December 31, 2016.

Our consolidated financial results were significantly impacted by changes in foreign currency exchange rates during the nine months ended September 30, 2017 compared to the same periods of 2016. Our total revenues during the nine months ended September 30, 2017 would have been higher by approximately $22.4 million, had the foreign currency exchange rates from the same periods of 2016, remained unchanged. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10.0% against the British pound, Euro, Polish zloty, Mexican peso, Australian dollar, South African Rand, or Canadian dollar the effect upon our operating income would have been approximately $2.4 million and $4.6 million, respectively, for the three and nine months ended September 30, 2017. While we have not typically entered into forward currency swaps, we may enter such transactions in the future to mitigate exposure to changes in foreign currency exchange rates related to cash flows generated in currencies other than the U.S. dollar.

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

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission.  Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In conjunction with the evaluation described above, there have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For additional information related to our material pending legal and regulatory proceedings and settlements, see Part I. Financial Information, Item 1. Financial Statements, Note 13. Commitments and Contingencies.

Item 1A. Risk Factors

You should carefully consider the risks discussed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), the risk factor described in Part II. Other Information, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (“First Quarter Form 10-Q”),  the risk factors described below, and other information included and incorporated by reference in this report. These risks could materially affect our business, financial condition, or future results. There have been no material changes in our assessment of our risk factors from those set forth in our 2016 Form 10-K or our First Quarter Form 10-Q, except with the respect to the risk factors described below.

The unexpected introduction of free-to-use ATMs in Australia may adversely impact our revenues and profits.

On September 23, 2017, Australia’s four largest banks, the Commonwealth Bank of Australia (“CBA”), Australia and New Zealand Banking Group Limited (“ANZ”), Westpac Banking Corporation (“Westpac”), and National Australia Bank Limited (“NAB”), each independently announced decisions to remove all direct charges applied to domestic transactions completed at their respective ATM networks effectively creating a free-to-use network of ATM terminals that did not exist previously. This unexpected market shift appears to have been instigated by a decision and announcement by CBA to remove direct charges to all users of its ATMs, regardless of whether or not the users are customers of the bank. Shortly thereafter, ANZ, Westpac, and NAB followed with announcements that direct charges in their ATM networks would also be removed for all users of their ATMs. As of the date of filing of this Form 10-Q, all four banks have removed direct charges.

Australia is a direct charge market where cardholders pay a fee (the “direct charge”) to ATM operators for each transaction, unless the ATM where the transaction is completed is part of the cardholder’s issuing bank ATM network. There is currently no broad interchange arrangement in Australia between card issuers and ATM operators to compensate ATM operators for the cost of providing a service to cardholders in the absence of a direct charge levied on the cardholder directly. Currently, more than 80% of our revenues in Australia are sourced from direct charge fees paid by cardholders. As a result, this introduction of free-to-use ATMs in Australia may adversely impact our revenues and profits.

We are continuing to evaluate the impact that this unexpected market shift will have on our Australian ATM transaction volumes and associated revenues in the near-term, as well as potential strategic implications for a broader market adoption of free-to-use ATMs in Australia similar to those in other markets in which we operate.  As of September 30, 2017, these developments were determined to be an indicator of impairment of our Australia & New Zealand reporting unit and related long-lived assets. As further discussed in the risk factor below and in Part I. Financial Information, Item I. Financial Statements, Note 1. General and Basis of Presentation – (f) Goodwill and Intangible Assets, we recorded an impairment of certain assets in our Australia & New Zealand reporting unit during the three months ended September 30, 2017.

If we experience additional impairments of our goodwill or other intangible assets, we will be required to record a charge to earnings, which may be significant.

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

During the three months ended September 30, 2017, we noted impairment indicators associated with our Australia & New Zealand reporting unit and recognized impairments of our goodwill, other intangible assets and other long-lived assets of $140.0 million,  $54.5 million, and $19.0 million,  respectively. We also recognized charges of $2.5 million to inventory at our Australia and New Zealand reporting unit.  See the risk factor entitled The unexpected introduction of free-to-use ATMs in Australia may adversely impact our revenues and profits above for additional information regarding the market changes that resulted in this impairment. As of September 30, 2017 and subsequent to the recorded impairments, we had goodwill and other intangible assets of $771.2 million and $220.2 million, respectively, of which $13.3 million of goodwill and $29.9 million of other intangible assets, respectively, were held by our Australia & New Zealand reporting unit.

In the event we determine our goodwill or amortizable intangible assets are further impaired in the future, we may be required to record a significant charge to earnings in our consolidated financial statements, which would negatively impact our results of operations and that impact could be material.

We depend on ATM and financial services transaction fees for substantially all of our revenues, and our revenues and profits would be reduced by a decline in the usage of our ATMs or a decline in the number of ATMs that we operate, whether as a result of global economic conditions, competition or otherwise.

Transaction fees charged to cardholders and their financial institutions for transactions processed on our ATMs and multi-function financial services kiosks, including surcharge and interchange transaction fees, have historically accounted for most of our revenues. We expect that transaction fees, including fees we receive through our bank-branding and surcharge-free network offerings, will continue to account for a substantial majority of our revenues for the foreseeable future. Consequently, our future operating results will depend on many factors, including: (i) the market acceptance of our services in our target markets, (ii) the level of transaction fees we receive, (iii) our ability to install, acquire, operate, and retain ATMs, (iv) usage of our ATMs by cardholders, and (v) our ability to continue to expand our surcharge-free and other automated consumer financial services offerings. If alternative technologies to our services are successfully developed and implemented, we may experience a decline in the usage of our ATMs. Surcharge rates, which are largely market-driven and are negotiated between us and our merchant partners, could be reduced over time. Further, growth in surcharge-free ATM networks and widespread consumer bias toward these networks could adversely affect our revenues, even though we maintain our own surcharge-free offerings. Many of our ATMs are utilized by consumers that frequent the retail establishments in which our ATMs are located, including convenience stores, gas stations, malls, grocery stores, drug stores, airports, train stations, and other large retailers. If there is a significant slowdown in consumer spending, and the number of consumers that frequent the retail establishments in which we operate our ATMs declines significantly, the number of transactions conducted on those ATMs, and the corresponding transaction fees we earn, may also decline. Additionally, should banks increase the fees they charge to their customers when using an ATM outside of their network (i.e. out of network or foreign bank fees), this would effectively make transactions at our ATM more expensive to consumers and could adversely impact our transaction volumes and revenues. Alternatively, should banks or other ATM operators decrease or eliminate the fees they charge to users of their ATMs in any of our markets, such action would make transactions at our ATM comparatively more expensive to consumers and could adversely impact our transaction volumes and revenues.  A decline in usage of our ATMs by cardholders, in the levels of fees received by us in connection with this usage, or in the number of ATMs that we operate, would have a negative impact on our revenues and cash flows and would limit our future growth potential.

Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered in some cases at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues.

Interchange fees, which represented 37.3% of our total ATM operating revenues for the year ended December 31, 2016, are set by the various EFT networks and major interbank networks through which the transactions conducted on our ATMs are routed. These fees vary from one network to the next. As of December 31, 2016, approximately 4% of our total ATM operating revenues were subject to pricing changes by U.S. networks over which we currently have limited influence or where we have no ability to offset pricing changes through lower payments to merchants. During the year ended December 31, 2016, 21% of our total ATM operating revenues were derived from interchange revenues in the U.K. and in the nine months ended September 30, 2017, 18% of our total ATM operating revenues were derived from interchange revenues in the U.K. In the U.K. a significant majority of the interchange revenues we earn are based on rates set by LINK, the major interbank network in that market, which has historically been determined using an annual cost-based study performed by an independent third-party organization. The remainder of reported interchange revenue reflects transaction-based revenues where we have contractually agreed to the rate with a financial institution or network. Accordingly, if some of the networks through which our ATM transactions are routed were to reduce the interchange rates paid to us or increase their transaction fees charged to us for routing transactions across their network, our future transaction revenues could decline.

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

Our U.K.-based revenues are significantly impacted by interchange rates, with the majority of our interchange revenues in that market being earned through the LINK network. In previous years, LINK has set interchange rates for its participants using a cost-based methodology that incorporates ATM service costs, generally from two years back (i.e., operating costs from 2015 are considered for determining the 2017 interchange rate) and, as a result, the interchange rate can vary year-to-year based on the output of the cost-based study. We have seen the LINK interchange rate move both up and down based on the results of the cost study. In addition to LINK transactions, certain card issuers in the U.K. have issued cards that are not affiliated with the LINK network, and instead carry the Visa or MasterCard network brands. Transactions conducted on our ATMs from these cards, which currently represent approximately 2% of our annual withdrawal transactions in the U.K., receive interchange fees that are set by Visa or MasterCard, respectively. The interchange rates set by Visa and MasterCard have historically been less than the rates that have been established by LINK. Accordingly, if any major financial institution in the U.K. decided to leave the LINK network in favor of Visa, MasterCard, or another network, and we elected to continue to accept the transactions of their cardholders, such a move could reduce the interchange revenues that we currently receive from the related withdrawal transactions conducted on our ATMs in that market. More recently, some of the major financial institutions that participate in LINK have expressed concern about the LINK interchange rate and commenced efforts to significantly lower the interchange rate. During 2017, a group of members of LINK (the “Working Group”) worked to develop a new interchange rate setting mechanism. After several months of analysis and discussion, the Working Group was unable to reach a recommended amended approach that was satisfactory to its participants, and as a result of this outcome, along with governance recommendations by the Bank of England, in October 2017, it was decided that an independent board of LINK (“LINK Board”) would recommend interchange rates going forward.  On November 1, 2017, the LINK Board announced that it had reached some tentative recommendations, subject to further comment by the LINK members.  The LINK Board proposal seeks to reduce interchange rates by approximately 5% per year, and in the aggregate, approximately 20% over a four year period, commencing on April 1, 2018. The intention of the LINK Board proposal is for the new interchange rates to apply from April 1, 2018 and to be finalized no later than January 31, 2018. The interchange rate for the first quarter of 2018 has been calculated in accordance with the former cost study process and is slightly below the 2017 interchange rate. The LINK Board proposal maintains a cost-based study to ensure that interchange rates are not set below marginal cost or above average cost incurred to provide services to cardholders. While this change in the LINK interchange mechanism has yet to be finalized and implemented, we expect that it will likely be finalized by the end of January 2018 and will have a significant negative impact on our results from operations in 2018 and in future periods. We estimate that the proposed change in the interchange rate that would commence in April 2018, if applied to our estimated transaction volumes for the full year of 2017, would adversely impact our reported income from operations by approximately $15 million. Based on the principles outlined by the LINK Board in the proposal, including the stated intent to further reduce the interchange rate, we would expect further reductions in our profits in this market beyond 2018. Additionally, should there be a significant change in the LINK scheme or its membership, our U.K. interchange revenues and profits could be adversely impacted.

Future changes in interchange rates, some of which we have minimal or no control over, could have a material adverse impact on our operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

10.1*

Sixth Amendment to Amended and Restated Credit Agreement, dated October 3, 2017, by and among Cardtronics plc, the other Obligors part thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

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

CARDTRONICS PLC

November 2, 2017	/s/ Edward H. West
Edward H. West
Chief Financial Officer and Chief Operations Officer
(Duly Authorized Officer and
Principal Financial Officer)

November 2, 2017	/s/ E. Brad Conrad
E. Brad Conrad
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)