Form 10-K
period 2017-12-31
Cardtronics plc
filed 2018-03-01
CIK 1671013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of common shares held by non-affiliates as June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported last sale price of common shares on that date: $1,516,381,416.

Number of shares outstanding as of February 26, 2018: 45,897,125 Ordinary Shares, nominal value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CARDTRONICS PLC

When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics,” we are describing Cardtronics plc and/or our subsidiaries, unless the context indicates otherwise.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “2017 Form 10-K”) contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provisions thereof. Forward-looking statements can be identified by words such as “project,” “believe,” “estimate,” “expect,” “future,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effect on the Company. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting the Company will be those that are anticipated. All comments concerning the Company’s expectations for future revenues and operating results are based on its estimates for its existing operations and do not include the potential impact of any future acquisitions. The Company’s forward-looking statements involve significant risks and uncertainties (some of which are beyond its control) and assumptions that could cause actual results to differ materially from its historical experience and present expectations or projections. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include:

•

the Company’s financial outlook and the financial outlook of the automated teller machines and multi-function financial services kiosks (collectively, “ATMs”) industry and the continued usage of cash by consumers at rates near historical patterns;

•	the Company’s ability to respond to recent and future network and regulatory changes;
•	the Company’s ability to renew its existing merchant relationships on comparable economic terms and add new merchants;
•	the Company’s ability to pursue, complete, and successfully integrate acquisitions;
•	changes in interest rates and foreign currency rates;
•	the Company’s ability to successfully manage its existing international operations and to continue to expand internationally;
•	the Company’s ability to manage concentration risks with key customers, merchants, vendors, and service providers;
•	the Company’s ability to prevent thefts of cash and maintain adequate insurance;
•	the Company’s ability to manage cybersecurity risks and protect against cyber-attacks and manage and prevent data breaches;
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
•

the Company’s ATM vault cash rental needs, including potential liquidity issues with its vault cash providers and its ability to continue to secure vault cash rental agreements in the future on reasonable economic terms;

•	the Company’s ability to manage the risks associated with its third-party service providers failing to perform their contractual obligations;
•	the Company’s ability to renew its existing third party service provider relationships on comparable economic terms;
•	the Company’s ability to successfully implement and evolve its corporate strategy;
•	the Company’s ability to compete successfully with new and existing competitors;
•	the Company’s ability to meet the service levels required by its service level agreements with its customers;
•	the additional risks the Company is exposed to in its United Kingdom (“U.K.”) armored transport business;
•	the impact of changes in laws, including tax laws, that could adversely affect the Company’s business and profitability;
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

For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, see Part I. Item 1A. Risk Factors in this 2017 Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this 2017 Form 10-K. Except as required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Cardtronics plc provides convenient automated consumer financial services through its network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of December 31, 2017, we were the world’s largest ATM owner/operator, providing services to over 230,000 ATMs.

During 2017, 64.4% of our revenues were derived from our operations in North America (including our ATM operations in the U.S., Canada, and Mexico), 26.8% of our revenues were derived from our operations in Europe and Africa  (including our ATM operations in the U.K., Ireland, Germany, Spain, South Africa and the recently exited operations in Poland which accounted for less than 1% of total revenues), and 8.8% of our revenues were derived from our operations in Australia and New Zealand.  Included in our network as of December 31, 2017, were approximately 134,000 ATMs to which we provided processing only services or various forms of managed services solutions. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.

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

We generally operate ATMs under three arrangement types with our retail partners: Company-owned ATM placements, merchant-owned ATM placements, and managed services (which includes transaction processing services). Under Company-owned arrangements, we provide the physical ATM and are typically responsible for all aspects of the ATM’s operations, including transaction processing, managing cash and cash delivery, supplies, and telecommunications, as well as routine and technical maintenance. Under merchant-owned arrangements, the retail merchant or an independent distributor owns the ATM and is usually responsible for providing cash and performing simple maintenance tasks, while we provide more complex maintenance services, transaction processing, and connection to the EFT networks. We also offer various forms of managed services, depending on the needs of our customers. Each managed service arrangement is a customized ATM management solution that can include any combination of the following services: monitoring, maintenance, cash management, cash delivery, customer service, transaction processing, and other services. As of December 31, 2017,  35.3% of our ATMs operated were Company-owned and 64.7% of our ATMs were merchant-owned or operated under a managed services solution. Each of the arrangement types described above are attractive to us, and we plan to continue growing our revenues under each arrangement type.

In addition to our retail merchant relationships, we also partner with leading financial institutions to brand selected ATMs within our network, including BBVA Compass Bancshares, Inc. (“BBVA”), Citibank, N.A. (“Citibank”), Citizens Financial Group, Inc. (“Citizens”), Cullen/Frost Bankers, Inc. (“Cullen/Frost”), Discover Bank (“Discover”), PNC Bank, N.A. (“PNC Bank”), Santander Bank, N.A. (“Santander”), and TD Bank, N.A. (“TD Bank”) in the U.S.; the Bank of Nova Scotia (“Scotiabank”), TD Bank, Canadian Imperial Bank Commerce (“CIBC”), and DirectCash Bank in Canada; and Bank of Queensland Limited (“BOQ”) and HSBC Holdings plc (“HSBC”) in Australia. In Mexico, we partner with Scotiabank to place their brands on our ATMs in exchange for certain services provided by them. As of December 31, 2017, approximately 20,000 of our ATMs were under contract with approximately 500 financial institutions to place their logos on the ATMs, and to provide convenient surcharge-free access for their banking customers.

We also own and operate the Allpoint network (“Allpoint”), the largest surcharge-free ATM network (based on the number of participating ATMs). Allpoint, with approximately 55,000 participating ATMs, provides surcharge-free ATM access to over 1,000 participating banks, credit unions, and stored-value debit card issuers. For participants, Allpoint provides scale, density, and convenience of surcharge-free ATMs that surpasses the largest banks in the U.S. In exchange, Allpoint earns either a fixed monthly fee per cardholder or a fixed fee per transaction that is paid by participants. The Allpoint network includes a majority of our Company-owned ATMs in the U.S., a portion of our Company-owned ATMs in the U.K., Canada, Puerto Rico, and Mexico as well as certain ATMs in Australia. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

Our revenues are generally recurring in nature, and historically have been derived largely from convenience transaction fees, which are paid by cardholders, as well as other transaction-based fees, including interchange fees, which are paid by the cardholder’s financial institution for the use of the ATMs serving their customers and connectivity to the applicable EFT network that transmits data between the ATM and the cardholder’s financial institution. Other revenue sources include: (i) fees for branding our ATMs with the logos of financial institutions and providing financial institution cardholders with surcharge free access, (ii) revenues earned by providing managed services (including transaction processing services) solutions to retailers and financial institutions, (iii) fees from financial institutions that participate in our Allpoint surcharge-free network, (iv) fees earned from foreign currency exchange transactions at the ATM, known as dynamic currency conversion, and (v) revenues from the sale of ATMs and ATM-related equipment and other ancillary services.

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

In July 2016, the location of incorporation of the parent company of the Cardtronics group of companies was changed from Delaware to the U.K., whereby Cardtronics plc, a public limited company organized under English law (“Cardtronics plc”), became the new publicly traded corporate parent of the Cardtronics group of companies following the completion of the merger between Cardtronics Delaware and one of its subsidiaries (the “Merger”). The Merger was completed pursuant to the Agreement and Plan of Merger, dated April 27, 2016, the adoption of which was approved by Cardtronics Delaware’s shareholders on June 28, 2016 (collectively, the “Redomicile Transaction”). Pursuant to the Redomicile Transaction, each issued and outstanding common share of Cardtronics Delaware held immediately prior to the Merger was effectively converted into one Class A Ordinary Share, nominal value $0.01 per share, of Cardtronics plc (collectively, “common shares”). Upon completion, the common shares were listed and began trading on The NASDAQ Stock Market LLC under the symbol “CATM,” the same symbol under which common shares of Cardtronics Delaware were formerly listed and traded. The Redomicile Transaction was accounted for as an internal reorganization of entities under common control, and therefore, Cardtronics Delaware’s assets and liabilities have been accounted for at their historical cost basis and not revalued in the transaction.

A large portion of our growth throughout our operating history has been driven by acquisitions as we have expanded our operations in the U.S. and into several other new geographic markets in North America and Europe. Our largest markets are currently the U.S. and the U.K. On January 6, 2017, we completed the acquisition of DirectCash Payments Inc. (“DCPayments”), a publicly listed (Toronto Stock Exchange), leading operator of approximately 25,000 ATMs with primary operations in Canada, Australia, New Zealand, the U.K., and Mexico. On January 31, 2017, we completed the acquisition of Spark ATM Systems (“Spark”), an independent ATM deployer in South Africa, with a growing network of approximately 2,300 ATMs as of the date of acquisition.

From 2001 to 2017, the total number of annual transactions processed within our network of ATMs increased from approximately 19.9 million to approximately 2.6 billion.

Additional Company Information

General information about us can be found on our website at http://www.cardtronics.com. We file annual, quarterly, and current reports as well as other information electronically with the Securities Exchange Commission (“SEC”) under the Exchange Act. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. You may also request an electronic or paper copy of our SEC filings at no cost by writing or telephoning us at the following: Cardtronics plc, Attention: Chief Financial Officer, 3250 Briarpark Drive, Suite 400, Houston, Texas 77042; (832) 308-4000. Information on our website is not incorporated into this 2017 Form 10-K or our other securities filings.

Our Strategy

Our strategy is to leverage the expertise and scale we have built in our largest markets and to continue to expand in those markets. Additionally, we seek to grow in our other markets and expand into new international markets over time in order to enhance our position as a leading global provider of automated consumer financial services. We plan to drive additional transactions at our existing ATMs by making them increasingly attractive to banks and their customers to use. We also plan to continue partnering with leading financial institutions and retailers to expand our network of conveniently located ATMs. We also intend to expand our capabilities and service offerings to financial institutions, particularly in the U.S., the U.K., Canada, and Australia where we have established businesses and where we are seeing increasing demand from financial institutions for outsourcing of ATM-related services, including, in some cases, management of in-branch ATMs. Additional demand for our products and services in these markets is being driven by banks reducing the number of physical branches they operate and bank initiatives to lower their operating and capital costs. Additionally, we seek to deploy additional products and services that will further incentivize consumers to utilize our network of ATMs. In the future, we may seek to diversify our revenues beyond services provided by our ATMs. In order to execute our strategy, we endeavor to:

Increase our number of deployed ATMs with existing and new merchant relationships. Certain of our retail customers continue to expand the number of active store locations they operate, either through acquisitions or through new store openings, thus providing us with additional ATM deployment opportunities. Additionally, we seek opportunities to deploy ATMs with new retailers, including retailers that currently do not have ATMs, as well as those that have existing ATM programs, but that are looking for a new ATM provider. We believe our expertise, broad geographic footprint, strong record of customer service, and significant scale positions us to successfully market to and enter into long-term contracts with additional leading merchants.

Expand our relationships with leading financial institutions. Through our merchant relationships as well as our diverse product and service offerings, we believe we can provide our existing financial institution customers with convenient solutions to fulfill their growing ATM and automated consumer financial services requirements. Further, we believe we can leverage our product offerings to attract additional financial institutions as customers. Services currently offered to financial institutions include branding our ATMs with their logos, on-screen advertising and content management, providing image remote deposit capture, providing surcharge-free access to their cardholders, and providing managed services for their ATM portfolios. Our EFT transaction processing platforms enable us to provide customized control over the content of the information appearing on the screens of our ATMs and ATMs we process for financial institutions, which increases the types of products and services we are able to offer to financial institutions. We also plan to continue growing the number of ATMs and financial institutions participating in our Allpoint network, which drives higher transaction counts and profitability on our existing ATMs and increases our value to the retailers where our ATMs are located through increased foot traffic at their stores. As discussed above, we are seeing increasing demand from financial institutions for outsourcing of ATM-related services, as recent industry trends have caused banks to want to reduce their physical footprints and transform their existing branches to focus less on human tellers and increasingly utilize automation, through ATMs and other digital channels, for serving their customers. While outsourcing of ATM-related services for financial institutions is not a significant driver of our revenues today, we believe we currently possess the capabilities to deliver value to financial institutions and plan to dedicate additional resources to drive growth in this area.

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

Develop and provide additional services at our existing ATMs. The majority of our ATMs in service currently offer only cash dispensing and other simple transactions such as balance inquiries. We believe that there are opportunities to offer additional automated consumer financial services at our ATMs, such as cash and check deposit, and other products which could provide a compelling and cost-effective solution for financial institutions and stored-value debit card issuers looking to provide convenient and broader financial services to their customers at well-known retail locations. We also allow advertisers to place their messages on our ATMs equipped with on-screen advertising software in the U.S., Canada, and the U.K. Offering additional services at our ATMs, such as advertising, allows us to create new revenue streams from assets that have already been deployed, in addition to providing value to our customers through beneficial offers and convenient services. We plan to develop additional products and services that can be delivered through our existing ATM network.

Pursue additional managed services opportunities. Over the last several years, we expanded the number of ATMs that are operated under managed services arrangements. Under these arrangements, retailers and financial institutions generally pay us a fixed management fee per ATM and/or a fixed fee per transaction in exchange for handling some or all of the operational aspects associated with operating and maintaining their own ATMs. Surcharge and interchange fees under these arrangements are generally earned by the retailer or the financial institution rather than by us. As a result, in this arrangement type, our revenues are partially protected from fluctuations in transaction levels of these ATMs and changes in network interchange rates. We plan to continue pursuing additional managed services opportunities with leading merchants and financial institutions in the markets in which we operate.

For additional information related to items that may impact our strategy, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Developing Trends and Recent Events.

Our Products and Services

Under our Company-owned arrangement type, we typically provide all of the services required to operate ATMs, which include monitoring, maintenance, cash management, customer service, and transaction processing. We believe our merchant and financial institution customers value our high level of service, industry expertise, and established operating history. In connection with the operation of our ATMs under our traditional ATM services model, we earn revenue on a per transaction basis from the surcharge fees charged to cardholders for the convenience of using our ATMs and from interchange fees charged to cardholders’ financial institutions for processing the transactions conducted on our ATMs. As further described below, we also earn revenues on these ATMs based on our relationships with certain financial institutions and from our Allpoint network.

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

We also earn revenues from other services at our ATMs, such as dynamic currency conversion fees, on-screen advertising, and other transaction-based fees, across our various arrangement types.

The following table summarizes the number of ATMs under our various arrangement types as of December 31, 2017:

	ATM Operations
	Company - Owned	Merchant - Owned	Subtotal	Managed Services and Processing	Total
Number of ATMs at period end	81,542	14,997	96,539	134,156	230,695
Percentage	35.3%	6.5%	41.8%	58.2%	100.0%

We have found that the primary factor affecting transaction volumes at a given ATM is its location. Therefore, our strategy in deploying ATMs, particularly those placed under Company-owned arrangements, is to identify and deploy ATMs at locations that provide high visibility and high retail transaction volume. Our experience has demonstrated that the following locations often meet these criteria: convenience stores, gas stations, grocery stores, drug stores, transportation hubs (e.g., airports and train stations), and other major regional and national retail outlets. We have entered into multi-year agreements with many well-known merchants, including Bi-Lo Holdings, LLC, Coles Supermarket Australia Pty Ltd.,  CST Brands a division of Alimentation Couche-Tard (“Corner Store”), Cumberland Farms, Inc., CVS Caremark Corporation (“CVS”), HEB Grocery Company, L.P., The Kroger Co., The Pantry, Inc. (“Pantry”), Rite Aid Corporation, Safeway, Inc., Speedway LLC (“Speedway”), Sunoco, Inc., Target Corporation, and Walgreens Boots Alliance, Inc. (“Walgreens”) in the U.S.; Bank of Ireland Group, BP p.l.c., BT Group plc, Co-operative Food (“Co-op Food”), Martin McColl Ltd., Network Rail Infrastructure Limited, Royal Dutch Shell plc, Southern Railway Ltd., Tates Ltd., Waitrose Ltd., and Welcome Break Holdings Ltd. in the U.K.; Cadena Comercial OXXO S.A. de C.V. in Mexico; and 7-Eleven, Inc. (“7-Eleven”) in Canada and Australia.

We generally operate our ATMs under multi-year contracts that provide a recurring and stable source of revenue and typically have an initial term of five to seven years. For the year ended December 31, 2017, our contracts with our top five merchant customers (7-Eleven, Walgreens, CVS, Co-op Food (in the U.K.), and Speedway) accounted for approximately 30.9% of our total revenues, inclusive of our 7-Eleven relationship in the U.S. which accounted for 12.5% of our total revenues. Excluding 7-Eleven in the U.S., which we expect to account for less than 1% of our total revenues in 2018, the next top four contracts accounted for approximately 18.4% of our total revenues during the year ended December 31, 2017, and had a weighted average remaining life of approximately 3.8 years. As further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Developing Trends and Recent Events, we began to remove our ATMs from 7-Eleven U.S. locations during 2017, and all of our ATMs at 7-Eleven U.S. locations are expected to be removed during the first few months of 2018. As a result, our revenues are expected to decline in 2018 from what we reported in 2017. For additional information related to the risks associated with our customer mix, see Item 1A. Risk Factors - We derive a substantial portion of our revenue from ATMs placed with a small number of merchants. The expiration, termination or renegotiation of any of these contracts with our top merchants, or if one or more of our top merchants were to cease doing business with us, or substantially reduce its dealings with us, could cause our revenues to decline significantly and our business, financial condition and results of operations could be adversely impacted.

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

In addition to our bank-branding arrangements, we offer financial institutions another type of surcharge-free solution to their cardholders through our Allpoint surcharge-free ATM network. Under the Allpoint network, participating financial institutions pay us either a fixed monthly fee per cardholder or a fixed fee per transaction in exchange for us providing their cardholders with surcharge-free ATM access to approximately 55,000 participating ATMs in our Allpoint network, which includes ATMs throughout the U.S., the U.K., Canada, Australia, Puerto Rico, and Mexico. We believe our Allpoint network offers an attractive alternative for financial institutions that lack their own extensive and convenient ATM network, including the issuers of stored-value debit cards.

For additional information related to the amount of revenue contributed by our various service offerings, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Components of Revenues, Costs of Revenues, and Expenses - Revenues.

Segment and Geographic Information

As of December 31, 2017,  we operate in three segments: North America, Europe & Africa, and Australia & New Zealand. Our North America segment includes ATM operations in all 50 states in the U.S., Puerto Rico, Canada, and Mexico, and accounted for 64.4% of our total revenues for the year ended December 31, 2017. Our Europe & Africa segment includes our ATM operations in the U.K., Ireland, Germany, Poland, Spain, and South Africa, and accounted for 26.8% of our total revenues for the year ended December 31, 2017. Our Australia & New Zealand segment includes Australia and New Zealand and accounted for 8.8% of our total revenues for the year ended December 31, 2017. While each of the reporting segments provides similar kiosk-based and/or ATM-related services, each segment is managed separately and requires different marketing and business strategies.

As the integration of DCPayments (acquired in January 2017) progressed throughout the second quarter of 2017, the Company separated the DCPayments operations into their respective geographical components, including them within the Company’s geographical segments and reorganized its segments into North America, Europe & Africa, and Australia & New Zealand. The North America segment includes the Company’s transaction processing operations, which service its internal ATM operations, along with external customers. The transaction processing operations were previously reported in the Company’s Corporate & Other segment. Segment information presented for prior periods has been revised to reflect the changes in the Company’s segments.

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

Technology and Operations

Our technology and operations platforms consist of ATMs, central transaction processing systems, network infrastructure components (including hardware, software, and telecommunication circuits used to provide real-time ATM monitoring, software distribution, and transaction processing services), cash management and forecasting software tools, customer service, and ATM management infrastructure.

Equipment. We purchase our ATMs from global manufacturers, including, but not limited to, NCR Corporation (“NCR”), Nautilus Hyosung, Inc. (“Hyosung”), Diebold Incorporated (“Diebold”), Triton Systems (“Triton”), and Chungho ComNet (“Chungho”) and place them in our customers’ locations. The wide range of advanced technology available from these ATM manufacturers provides our customers with advanced features and reliability through sophisticated diagnostics and self-testing routines.

Transaction processing. We place significant emphasis on providing quality service with a high level of security and minimal interruption. We have carefully selected support vendors and systems, as well as developed internal professional staff to optimize the performance of our network. Since 2006, we have operated our own EFT transaction processing platforms, which were further expanded with our acquisition of Columbus Data Services, L.L.C. (“CDS”) in 2015. EFT transaction processing enables us to process and monitor transactions on our ATMs and to control the flow and content of information appearing on the screens of such ATMs. We have also implemented new products and services such as foreign currency exchange services, such as dynamic currency conversion, and have introduced targeted marketing campaigns through on-screen advertising.

Internal systems. Our internal systems, including our EFT transaction processing platforms, include multiple layers of security to help protect the systems from unauthorized access. We use hardware- and software- based security features to prevent and report unauthorized access attempts to our systems. We employ user authentication and security measures at multiple levels. These systems are protected by detailed security rules to only allow appropriate access to information based on the employee’s job responsibilities. Changes to systems are controlled by policies and procedures, with automatic prevention and reporting controls that are placed within our processes. Our real-time connections to the various financial institutions’ authorization systems that allow withdrawals, balance inquiries, transfers, and advanced functionality transactions are accomplished through gateway relationships or direct connections. We use commercially-available and proprietary software that monitors the performance of the ATMs in our network, including details of transactions at each ATM and expenses relating to the ATMs, further allowing us to monitor our on-line availability and financial profitability at each location. We analyze transaction volume and profitability data to determine whether to continue operating at a given site, to determine how to price various operating arrangements with merchants and bank-branding partners, and to create a profile of successful locations to assist us in deciding the best locations for additional deployments.

Product development. In recent years we have made investments to develop new technology which we anticipate will drive transaction volume at our ATMs. In March 2013, we acquired i-design, a Scotland-based company providing technology and marketing services for ATM operators to enable custom screens, graphical receipt content, and advertising and marketing data capture on the ATM. We expect to continue to grow and leverage the products and services of this business within our own network of ATMs and with select external parties. Additionally, we have a product development team focused on improving existing products and services as well as delivering new capabilities that generally leverage our existing platform. Internal product development is an increasing focus for the company, and we expect over time, our product development will drive revenue growth. Examples of recent and continued product development include dynamic currency conversion at the ATM, promotional consumer offers, and the ability to convert stored value digital currency into cash at the ATM. A number of products are currently in various stages of development, pilot, and rollout.

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

In the U.K., we operate our own armored courier operation which we significantly expanded through the acquisition of Sunwin Services Group (“Sunwin”) in November 2014. As of December 31, 2017, this operation was servicing approximately 14,900 of our ATMs in the U.K.

Customer service. We believe one of the factors that differentiates us from our competitors is our customer service responsiveness and proactive approach to managing any downtime experienced by our ATMs. We use an advanced software and skilled technicians that monitor our ATMs 24 hours a day for service interruptions and notify our maintenance engineers and vendors for prompt dispatch of necessary service calls.

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

Equipment. We purchase substantially all of our ATMs from a number of global ATM manufacturers, including, but not limited to, NCR, Hyosung, Triton, Diebold, and Chungho. The large quantity of ATMs that we purchase from these manufacturers enables us to receive favorable pricing and terms. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed about product updates and to receive prompt attention for any technical problems with purchased ATM equipment. The favorable pricing we receive from these manufacturers also allows us to offer certain of our customers an affordable solution to replace their ATMs to be compliant with new regulatory requirements as they arise.

Maintenance. In the U.S., we generally contract with third-party service providers for on-site maintenance services in most of our markets. In the U.K., maintenance services are mostly performed by our in-house technicians.

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

For the quarter ended December 31, 2017, we had an average outstanding vault cash balance of approximately $2.3 billion in cash in our North America ATMs under arrangements with Bank of America, N.A. (“Bank of America”), Wells Fargo, N.A. (“Wells Fargo”), Elan Financial Services (“Elan”) (a division of U.S. Bancorp), and Capital One Financial Corp. (“Capital One”). In Europe & Africa, the average outstanding vault cash balance was approximately $1.4 billion for the quarter ended December 31, 2017, which was primarily supplied by Santander, Royal Bank of Scotland (“RBS”), HSBC Holdings plc (“HSBC”), and Barclays PLC (“Barclays”). In Australia & New Zealand, the average outstanding vault cash balance for the quarter ended December 31, 2017, was approximately $250 million, which was primarily supplied by National Australia Bank Limited (“NAB”) and Australia and New Zealand Banking Group Limited (“ANZ”). For additional information related to our vault cash agreements and the related risks, see Item 1A. Risk Factors - We rely on third-parties to provide us with the cash we require to operate many of our ATMs. If these third-parties were unable or unwilling to provide us with the necessary cash to operate our ATMs, we would need to locate alternative sources of cash to operate our ATMs or we would not be able to operate our business.

The vault cash that we are contractually responsible for in all of the jurisdictions in which we operate is insured up to certain per location loss limits and subject to per incident and annual aggregate deductibles through a syndicate of multiple underwriters.

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

During the year ended December 31, 2017, we derived approximately 30.9% of our total revenues from ATMs placed at the locations of our top five merchant customers. 7-Eleven in the U.S. is currently the largest merchant customer in our portfolio, representing approximately 12.5% of our total revenues for the year. The next four largest merchant customers together comprised approximately 18.4% of our total revenues for the year. The 7-Eleven ATM placement agreement in the U.S. expired in July 2017, and most of the ATM operations have been transitioned to the new service provider as of December 31, 2017. After 7-Eleven, our next four largest merchant customers were Co-op Food (in the U.K.), Walgreens, CVS, and Speedway, none of which individually contributed more than 6% of our total revenues for the year. The weighted average remaining life of the four largest merchant customers (excluding 7-Eleven in the U.S.) is approximately 3.8 years. For additional information related to the risks associated with our customer mix, see Item 1A. Risk Factors - We derive a substantial portion of our revenue from ATMs placed with a small number of merchants. The expiration, termination or renegotiation of any of these contracts with our top merchants, or if one or more of our top merchants were to cease doing business with us, or substantially reduce its dealings with us, could cause our revenues to decline significantly and our business, financial condition and results of operations could be adversely impacted.

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

Competition

Historically, we have competed with financial institutions and other independent ATM deployers (commonly referred to as “IADs”) for ATM placements, new merchant accounts, bank-branding, and acquisitions. IADs compete with us for placement rights at merchant locations. Our ATMs compete with the ATMs owned and operated by financial institutions and other IADs for underlying consumer transactions. In certain locations with very high foot traffic, such as airports or major train stations, large arenas or stadiums, we often see competition from large financial institutions as they may utilize such locations for marketing and advertising purposes, and in some cases are willing to subsidize the operations of the ATM. Recently, we have seen somewhat less competition from financial institutions seeking to place ATMs directly at merchant locations.

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

We have also historically competed for acquisition opportunities in each of the markets in which we operate. Acquisitions have been a consistent part of our strategy and may form part of our strategy in the future. Typically, competition for acquisitions is from other IADs, financial service or payments businesses, and/or private equity sponsors of ATM portfolios.

Finally, we face indirect competition from alternative payment mechanisms, such as card-based payments or other electronic forms of payment, including payment applications on mobile phones. While it has been difficult to specifically quantify the direct effects from alternative payment sources on our transaction volumes, cash-based payments have declined as a percentage of total payments in our primary geographic markets in recent years. Further expansion in electronic payment forms and the entry of new and less traditional competitors could reduce demand for cash at merchant locations. We expect to continue to face competition from emerging payments technology in the future. See Item 1A. Risk Factors - The proliferation of payment options other than cash, including credit cards, debit cards, stored-value debit cards, and mobile payments options could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs.

Government and Industry Regulation

Our principal business, ATM network ownership and operation, is subject to government (federal, state, or local) and industry regulations. Our failure to comply with applicable laws and regulations could result in restrictions on our ability to provide our products and services in such jurisdictions, as well as the imposition of civil fines. For additional information related to recent regulatory matters that have impacted our operations or are expected to impact us in the future, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Developing Trends and Recent Events.

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

Employees

As of December 31, 2017, we had 2,271 employees,  130 of which were represented by a union or covered by a collective bargaining agreement. We currently believe our relationships with employees represented by unions are good, and we have not experienced any work stoppages.

ITEM 1A. RISK FACTORS

Risks associated with our industry

The proliferation of payment options other than cash, including credit cards, debit cards, stored-value debit cards, and mobile payments options could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs.

The U.S., the U.K., and other developed markets have seen a shift in consumer payment trends since the late 1990’s, with more customers now opting for electronic forms of payment (e.g., credit cards and debit cards) for their in-store purchases over traditional paper-based forms of payment (e.g., cash and checks). Additionally, some merchants offer free cash back at the point-of-sale (“POS”) for customers that utilize debit cards for their purchases, thus providing an additional incentive for consumers to use these cards. According to the Nilson Report issued in December 2017, the percentage of cash transaction counts in the U.S. declined from approximately 32.9% of all payment transactions in 2011 to approximately 26.2% in 2016, with declines also seen in check usage as credit, debit, and stored-value debit card transactions increased. However, in terms of absolute dollar value, the volume of cash used in payment transactions remained relatively flat at $1.6 trillion from 2011 to 2016. On a same-store basis, we have generally seen a single-digit percentage rate of decline in the number of cash withdrawal transactions conducted on our U.S.-based and U.K.-based ATMs during the last 12-24 months. Additionally, with the January 6, 2017 completion of the acquisition of DCPayments, we now have substantial business operations in Canada and Australia. Our operations in both of these markets have experienced declining ATM transactions on a same-store basis over the last twelve months, with Australia experiencing a higher rate of transaction decline. The continued growth in electronic payment methods, such as mobile phone payments or contactless payments, could result in a reduced need for cash in the marketplace and ultimately, a decline in the usage of ATMs. New payment technology, such as Venmo, Zelle, and virtual currencies such as Bitcoin, or other new payment method preferences by consumers could reduce the general population’s need or demand for cash and negatively impact our transaction volumes in the future. The proliferation of payment options and changes in consumer preferences and usage behavior could reduce the need for cash and have a material adverse impact on our operations and cash flows.

Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered in some cases at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues and operating profits.

Interchange fees, which represented 33% of our total ATM operating revenues for the year ended December 31, 2017, are set by the various EFT networks and major interbank networks through which the transactions conducted on our ATMs are routed. These fees vary from one network to the next. As of December 31, 2017, approximately 4% of our total ATM operating revenues were subject to pricing changes by U.S. networks over which we currently have limited influence or where we have no ability to offset pricing changes through lower payments to merchants. During the year ended December 31, 2017,  19% of our consolidated ATM operating revenues were derived from interchange revenues in the U.K. In the U.K., the significant majority of the interchange revenues we earn are based on rates set by LINK, the major interbank network in that market. The remainder of reported interchange revenue reflects transaction-based revenues where we have contractually agreed to the rate with the associated network or financial institution. Accordingly, if some of the networks through which our ATM transactions are routed were to reduce the interchange rates paid to us or increase their transaction fees charged to us for routing transactions across their network, our future transaction revenues could decline.

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

Our U.K.-based revenues are significantly impacted by interchange rates, with the majority of our interchange revenues in that market being earned through the LINK network. In previous years, LINK has set interchange rates for its participants using a cost-based methodology that incorporates ATM service costs, generally from two years back (i.e., operating costs from 2015 were considered for determining the 2017 interchange rate) and, as a result, the interchange rate can vary year-to-year based on the output of the cost-based study. We have seen the LINK interchange rate move both up and down based on the results of the cost study. In addition to LINK transactions, certain card issuers in the U.K. have issued cards that are not affiliated with the LINK network, and instead carry the Visa or MasterCard network brands. Transactions conducted on our ATMs from these cards, which currently represent approximately 2% of our annual withdrawal transactions in the U.K., receive interchange fees that are set by Visa or MasterCard, respectively. The interchange rates set by Visa and MasterCard have historically been less than the rates that have been established by LINK. Accordingly, if any major financial institution in the U.K. decided to leave the LINK network in favor of Visa, MasterCard, or another network, and we elected to continue to accept the transactions of their cardholders, such a move could reduce the interchange revenues that we currently receive from the related withdrawal transactions conducted on our ATMs in that market. Recently, some of the major financial institutions that participate in LINK expressed concern about the LINK interchange rate and commenced efforts to significantly lower the interchange rate. During 2017, a group of members of LINK (the “Working Group”) worked to develop a new interchange rate setting mechanism. After several months of analysis and discussion, the Working Group was unable to reach a recommended amended approach that was satisfactory to its participants, and as a result of this outcome, along with governance recommendations by the Bank of England, in October 2017, it was decided that an independent board of LINK (“LINK Board”) would recommend interchange rates going forward. On November 1, 2017, the LINK Board announced that it had reached some tentative recommendations, subject to further comment by the LINK members. On January 31, 2018 the LINK Board issued an update and determined that interchange rates would decrease by 5% from 2017 levels, effective July 1, 2018. From January 1, 2018 through June 30, 2018, the interchange rates will be slightly reduced as a result of adjustments made to the interchange rates based on the former cost-based methodology. Additionally, the LINK Board announced the intention to further reduce the interchange rate by three further annual 5% reductions, subject to further considerations including impact to consumers and operating costs, such as interest and regulatory compliance. There are certain carve-out provisions which allow for higher interchange rates, in special circumstances, which are intended to support the continued existence of free-to-use ATMs. Relative to 2017, we expect that this change in approach will adversely impact our operating income by approximately $7 million to $8 million in 2018 and likely a greater amount in future years.

Based on the updated interchange rates being implemented by the LINK Board, including the stated intent to further reduce the interchange rate, we expect further reductions in our profits in this market beyond 2018. Additionally, should there be a significant change in the LINK scheme or its membership, our U.K. interchange revenues and profits could be adversely impacted.

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

The Americans with Disabilities Act (“ADA”) requires that ATMs be accessible to and independently usable by individuals with disabilities, such as visually-impaired or wheel-chair bound persons. The U.S. Department of Justice issued accessibility regulations under the ADA that became effective in March 2012. While we maintain a compliance effort to ensure our ATMs meet these requirements, it is possible that in the future similar regulations may require us to make substantial expenditures and we may be forced to replace and or stop operating such ATMs until such time as compliance has been achieved.

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

In the U.K., the ATM industry has historically been largely self-regulating. Most ATMs in the U.K. are part of the LINK network and must operate under the network rules set forth by LINK, which operates under the oversight of the Bank of England and its regulatory capacity. In March 2013, the U.K. Treasury department issued a formal recommendation to further regulate the U.K. payments industry, including LINK, the nation’s primary ATM scheme. In October 2013, the U.K. government responded by establishing the new Payment Systems Regulator (“PSR”) to oversee any payment system operating in the U.K. and its participants. The new PSR became active in 2015. The PSR commissioned a review of LINK, which has resulted in several outcomes, including a separation of the processing component of LINK which required us to separately enter into new agreements for certain operational services. See the risk factor entitled Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered in some cases at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues above.

We are also subject to various regulations in other jurisdictions that we operate in, including Germany, Poland, Spain, Ireland, Mexico, and Canada, and more recently, with the completion of the acquisitions in January 2017, Australia, New Zealand, and South Africa. Due to the numerous regulations in the jurisdictions in which we operate, there is substantial risk to ensuring consistent compliance with the existing regulatory requirements in those jurisdictions. To the extent we are not successful in complying with the new or existing regulations, non-compliance may have an impact on our ability to continue operating in such jurisdictions or adversely impact our profits. In addition, new legislation proposed in any of the jurisdictions in which we operate, or adverse changes in the laws that we are subject to, may materially affect our business through the requirement of additional expenditures to comply with that legislation or other direct or indirect impacts on our business. If regulatory legislation is passed in any of the jurisdictions in which we operate, we could be required to incur substantial expenditures or suffer adverse changes in our business which would reduce our net income.

The broad introduction of free-to-use ATMs in Australia may adversely impact our revenues and profits.

In September 2017, Australia’s four largest banks, the Commonwealth Bank of Australia (“CBA”), Australia and New Zealand Banking Group Limited (“ANZ”), Westpac Banking Corporation (“Westpac”), and National Australia Bank Limited (“NAB”), each independently announced decisions to remove all direct charges applied to domestic transactions completed at their respective ATM networks effectively creating a free-to-use network of ATM terminals that did not exist previously. This unexpected market shift appears to have been instigated by a decision and announcement by CBA to remove direct charges to all users of its ATMs, regardless of whether or not the users are customers of the bank. Shortly thereafter, ANZ, Westpac, and NAB followed with announcements and actions removing direct charges on their ATM networks for all users of their ATMs.

Australia has historically been a direct charge market where cardholders pay a fee (the “direct charge”) to ATM operators for each transaction, unless the ATM where the transaction is completed is part of the cardholder’s issuing bank ATM network. There is currently no broad interchange arrangement in Australia between card issuers and ATM operators to compensate ATM operators for the cost of providing a service to cardholders in the absence of a direct charge levied on the cardholder directly. In 2017, 81.4% of our revenues in Australia were sourced from direct charge fees paid by cardholders. As a result, this introduction of free-to-use ATMs in Australia may adversely impact our revenues and profits.

We are continuing to evaluate the impact that this unexpected market shift will have on our Australian ATM transaction volumes and associated revenues in the near-term, as well as potential strategic implications for a broader market adoption of free-to-use ATMs in Australia similar to those in other markets in which we operate. In September 2017, we determined that these developments were to be an indicator of impairment of our Australia & New Zealand reporting unit and related long-lived assets. As further discussed in Part I. Financial Information, Item I. Financial Statements, Note 1. Basis of Presentation and Summary of Significant Accounting – (l) Intangibles Other and Goodwill, and (m) Goodwill, we recorded an impairment of certain assets in our Australia & New Zealand reporting unit as of September 30, 2017.

Security breaches, including the occurrence of a cyber-incident or a deficiency in our cybersecurity, could harm our business by compromising merchant and cardholder information and disrupting our transaction processing services, thus damaging our relationships with our merchant customers, business partners, and generally exposing us to liability.

As part of our transaction processing services, we electronically process and transmit cardholder information. We and our vendors are subjected to cyber-attacks, including accidental or intentional computer or network issues (such as unauthorized parties gaining access to our information technology systems, phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, impairment of data integrity, loss of data or other computer assets, adware, or other similar issues), none of which to date have resulted in any material disruption, interruption, or loss. Our vulnerability to attack and our vendors vulnerability to attack exists in relation to known threats, against which we work to implement and maintain what we consider to be adequate security controls, as well as threats which we can’t protect against as they are unknown. As a consequence, the security measures we deploy are not perfect or impenetrable, despite our investment in and maintenance of security controls, we may be unable to anticipate or prevent all unauthorized access attempts made on our systems.

A vulnerability in the cybersecurity of our systems or one or more of our vendors systems (which include among other things cloud based networks and services outside of the control of the Company) could impair or shut down one or more of our computing systems, transaction processing systems or our IT network and infrastructure, we may suffer harm from our customers, our business partners, the press, and the public at large. Furthermore, companies that process and transmit cardholder information have been specifically and increasingly targeted in recent years by sophisticated and persistent actors including hacktivists, organized criminal groups, and nation states in an effort to obtain information and utilize it for fraudulent transactions or other purposes. It is also possible that a cyber-attack or information security breach could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber-attack would be inherently unpredictable and that it would take time before the completion of any investigation and before there is availability of full and reliable information. During such time we may not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of a cyber-attack.

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

Further, we could be forced to expend significant resources in response to a security breach, including repairing system damage and increasing cybersecurity protection costs by deploying additional personnel, each of which could divert the attention of our management and key personnel away from our business operations. These claims also could result in protracted and costly litigation. If unsuccessful in defending that litigation, we might be forced to pay damages and/or change our business practices.

While many of our agreements with partners and third party vendors contain indemnification provisions and we maintain insurance intended to cover some of these risks, such measures may not be sufficient to cover all of our losses from any future breaches of our systems.

We have a history of making acquisitions and investments which expose us to additional risk associated with the integration of the information systems. We may not adequately identify weaknesses in an acquired entity’s information systems either before or after an acquisition, which could affect the value we are able to derive from the acquisition, expose us to unexpected liabilities or make our own systems more vulnerable to a cyber-attack. We may also not be able to integrate the systems of the businesses we acquire in a timely manner which could further increase these risks until such integration takes place.

As a global company, the cross border movement of data increases our exposure to cybersecurity threats. This cross border data movement must be managed in accordance with an ever changing compliance landscape and the development of cybersecurity guidance and best practice and while we have and will continue to invest in the protection of our systems and the maintenance of what we believe to be adequate security controls over individually identifiable customer, employee and vendor data provided to us, there can be no assurance that we will not suffer material losses relating to cyber-attacks or other security breaches involving our information systems in the future. In addition, we could be impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy, and data protection across the various jurisdictions in which we operate. An actual security breach or cyber-incident could have a material adverse impact on our operations and cash flows and costs to remediate any damages to our information technology systems suffered as a result of a cyber-attack could be significantly over and above any obligations arising from any penalties imposed by any regulatory or supervisory authority including in connection with General Data Protection Regulations (“GDPR”).

Computer viruses or unauthorized software (malware) could harm our business by disrupting or disabling our transaction processing services, causing noncompliance with network rules, damaging our relationships with our merchant and financial institution customers, and damaging our reputation causing a decrease in transactions by individual cardholders.

We routinely face cyber and data security threats through computer viruses, malware, attachments to emails, persons inside our organization or persons with access to systems inside our organization and other significant disruptions of our IT networks and related systems (“System Threats”). One of these System Threats could infiltrate our systems and disrupt our delivery of services, cause delays or loss of data or public releases of confidential data or make our applications unavailable, all of which could have a material adverse effect on our revenues and our operations and cash flows. Although we utilize several preventative and detective security controls in our network, we have from time to time experienced System Threats to our data and systems, including but not limited to computer viruses, unauthorized parties gaining access to our information technology systems and similar incidents, none of which to date have resulted in any material disruption, interruption or loss. The preventative and detective security controls have been and may in the future be ineffective in preventing System Threats and material consequences arising from any such event occurring could damage our relationships with our merchant and financial institution customers, cause a decrease in transactions by individual cardholders, cause our reputation to be damaged, require us to make significant expenditures to repair or replace equipment, or cause us to be in non-compliance with applicable network rules and regulations.

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

The European Union (“E.U.”) courts determined in late 2015 that the Safe Harbor mechanism which facilitated data sharing between the E.U. and the U.S. was not in fact compliant with the E.U. data protection regulations, requiring a new robust mechanism, the Privacy Shield. The E.U. authorities agreed to new General Data Protection Regulations (“GDPR”) in 2016. The GDPR provides heightened rights for individuals and increased sanctions for non-compliance with regulations. GDPR provides the supervisory authority with the power to impose administrative fines of the greater of (a) €10 million or 2% of global annual revenue from the prior year if it is determined that non-compliance was related to technical measures such as impact assessments, breach notifications and certifications; or (b) €20 million or 4% of global annual turnover in the case of non-compliance with key provisions of the GDPR including non-adherence to the core principles of processing personal data, infringement of the rights of data subjects and the transfer of personal data to third countries or international organizations that do not ensure an adequate level of data protection.

Additionally, the GDPR further introduces measures that will make data processing and sharing between our European-based businesses and our other businesses more difficult. As required by the GDPR, we have appointed a Data Protection Officer to oversee and supervise our compliance with European data protection regulations.

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

The ATM business is and can be expected to remain highly competitive. Our principal direct competition comes from independent ATM companies and financial institutions in all of the countries in which we operate. Our competitors could prevent us from obtaining or maintaining desirable locations for our ATMs, cause us to reduce the revenue generated by transactions at our ATMs, or cause us to pay higher merchant fees, thereby reducing our profits. In addition to our current competitors, new and less traditional competitors may enter the market or we may face additional competition associated with alternative payment mechanisms and emerging payment technologies. Increased competition could result in transaction fee reductions, reduced gross margins, and loss of market share. As a result, the failure to effectively adapt our organization, products, and services to the market could significantly reduce our offerings to gain market acceptance, could significantly reduce our revenue, increase our operating costs, or otherwise adversely impact our operations and cash flows.

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

In the action styled: American Council of the Blind, et. al., v. Timothy F. Geithner, Secretary of the Treasury (Case #1:02-cv-00864) in the U.S. District Court for the District of Columbia (the “Court”) an order was entered that found that U.S. currencies (as currently designed) violated the Rehabilitation Act, a law that prohibits discrimination in government programs on the basis of disability, as the paper currencies issued by the U.S. are identical in size and color, regardless of denomination. As a consequence of this ruling, the U.S. Treasury stated in its semi-annual status report filed with the Court in September 2012, that the Bureau of Engraving and Printing (“BEP”) was making progress towards implementing the Secretary’s decision to provide meaningful access to paper currency by: “(i) adding a raised tactile feature to each Federal Reserve note that the BEP may lawfully redesign, (ii) continuing the BEP’s program of adding large high-contrast numerals and different colors to each denomination that it may lawfully redesign, and (iii) implementing a supplemental currency reader distribution program for blind and other visually impaired U.S. citizens and legal residents.” Of these three steps only the first materially affects the ATM industry. The BEP continues to research the raised tactile feature and is engaged in testing samples in conjunction with the Banknote Equipment Manufactures program; however, previous comments from the U.S. Treasury suggest that raised tactile features on currency are not expected to be in circulation prior to 2020. Until a selection is made and disclosed by the BEP, the impact, if any, a raised tactile feature will have on the ATM industry, remains unknown. It is possible that such a change could require us to incur additional costs, which could be substantial, to modify our ATMs in order to store and dispense notes with raised or other tactile features.

Additionally, polymer notes were introduced by the Bank of England in 2016 and will be further circulated through 2020. The introduction of these new currency designs has required upgrades to software and physical ATM components on our ATMs in the U.K. Upgrades may result in incremental downtime and incremental capital investments for the affected ATMs. To date, we have not experienced any material adverse financial or operational impact as a result of the new requirements to handle these new notes but we have not yet completed the upgrade of our ATMs. The Reserve Bank of Australia (or “RBA”) has also begun issuing redesigned banknotes beginning with the $5 and $10 Australian dollar banknotes in September 2016 and 2017. The new $50 Australian dollar banknote is expected to enter circulation in October 2018. We expect that the RBA will continue issuing redesigned banknotes in additional denominations in subsequent years. The redesigned banknotes include a raised tactile feature to help the blind and visually impaired community distinguish between different denominations of banknotes and a top-to-bottom clear window in which the banknote is transparent. The new banknotes will require upgrades to the software and physical ATM components on our ATMs in Australia, and until all denominations of the banknotes have been released and are available for testing, we may not be able to determine the full upgrade requirements and related costs. Any required upgrades to our ATM machines could require us to incur additional cost, which could be substantial and have a material adverse impact on our operations and cash flows.

Risks associated with our business

We depend on ATM and financial services transaction fees for substantially all of our revenues, and our revenues and profits would be reduced by a decline in the usage of our ATMs or a decline in the number of ATMs that we operate, whether as a result of global economic conditions or otherwise.

Transaction fees charged to cardholders and their financial institutions for transactions processed on our ATMs and multi-function financial services kiosks, including surcharge and interchange transaction fees, have historically accounted for most of our revenues. We expect that transaction fees, including fees we receive through our bank-branding and surcharge-free network offerings, will continue to account for the substantial majority of our revenues for the foreseeable future. Consequently, our future operating results will depend on many factors, including: (i) the market acceptance of our services in our target markets, (ii) the level of transaction fees we receive, (iii) our ability to install, acquire, operate, and retain ATMs, (iv) usage of our ATMs by cardholders, and (v) our ability to continue to expand our surcharge-free and other automated consumer financial services offerings. If alternative technologies to our services are successfully developed and implemented, we may experience a decline in the usage of our ATMs. Surcharge rates, which are largely market-driven and are negotiated between us and our merchant partners, could be reduced over time. Further, growth in surcharge-free ATM networks and widespread consumer bias toward these networks could adversely affect our revenues, even though we maintain our own surcharge-free offerings. Many of our ATMs are utilized by consumers that frequent the retail establishments in which our ATMs are located, including convenience stores, gas stations, malls, grocery stores, drug stores, airports, train stations, and other large retailers. If there is a significant slowdown in consumer spending, and the number of consumers that frequent the retail establishments in which we operate our ATMs declines significantly, the number of transactions conducted on those ATMs, and the corresponding transaction fees we earn, may also decline. Additionally, should banks increase the fees they charge to their customers when using an ATM outside of their network (i.e. out of network or foreign bank fees), this would effectively make transactions at our ATM more expensive to consumers and could adversely impact our transaction volumes and revenues. Alternatively, should banks or other ATM operators decrease or eliminate the fees they charge to users of their ATMs in any of our markets, such action would make transactions at our ATM comparatively more expensive to consumers and could adversely impact our transaction volumes and revenues. A decline in usage of our ATMs by cardholders, in the levels of fees received by us in connection with this usage, or in the number of ATMs that we operate, would have a negative impact on our revenues and cash flows and would limit our future growth potential.

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

For the year ended December 31, 2017,  our contracts with our top five merchant customers (7-Eleven, Walgreens, CVS, Co-op Food (in the U.K.), and Speedway) accounted for approximately 30.9% of our total revenues inclusive of our 7-Eleven relationship in the U.S. which accounted for 12.5% of our total revenues. Excluding 7-Eleven, which we expect to account for less than 1% of our total revenues in 2018, the next top four customers together comprised approximately 18.4% of our total revenues in 2017. The 7-Eleven ATM placement agreement in the U.S. expired in July 2017, and, as of December 31, 2017, most of the associated ATM operations had been transitioned to the new service provider. We expect the transition to be complete during the first quarter of 2018. As a result, the termination of the 7-Eleven relationship in the U.S, has had and will continue to have, a significant negative impact on our income from operations and cash flows compared to previously reported periods.

Because a significant percentage of our future revenues and operating income depends upon the successful continuation of our relationship with our top merchant customers, the loss of any of our largest merchants, a decision by any one of them to reduce the number of our ATMs placed in their locations, or a decision to sell or close their locations could result in a decline in our revenues or otherwise adversely impact our business operations. To the extent there is consolidation or contraction within our primary retailer partners, and as a part of that consolidation or contraction, the retailers decide to reduce their store footprint, such an event could materially impact our revenues and profits. Furthermore, if their financial conditions were to deteriorate in the future, and as a result, one or more of these merchants was required to close a significant number of their store locations, our revenues would be significantly impacted. Additionally, these merchants may elect not to renew their contracts when they expire. As of December 31, 2017, the contracts we have with our four largest merchant customers, excluding 7-Eleven in the U.S., had a weighted average remaining life of approximately 3.8 years.

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

In North America, we rely primarily on Bank of America, Wells Fargo, Elan (a division of U.S. Bancorp), and Capital One to provide us with the vault cash that we use in approximately 44,000 of our ATMs where cash is not provided by the merchant. In Europe & Africa, we rely primarily on RBS, HSBC, Barclays, Absa Bank, and Capitec Bank to provide us with the vault cash that we use in approximately 21,000 of our ATMs. In Australia and New Zealand, we rely primarily on ANZ and NAB to provide us with the vault cash that we use in approximately 4,000 of our ATMs. For the quarter ended December 31, 2017, we had an average outstanding vault cash balance of approximately $2.3 billion held in our North America ATMs, approximately $1.4 billion in our ATMs in Europe and Africa and approximately  $250 million in our ATMs in Australia and New Zealand.

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

We rely on EFT network providers, transaction processors, bank sponsors, armored courier providers, and maintenance providers to provide services to our ATMs. If some of these providers that service a significant number of our ATMs fail or otherwise cease, consolidate, or no longer agree to provide their services, we could suffer a temporary loss of transaction revenues, incur significant costs or suffer the permanent loss of any contract with a merchant or financial institution affected by such disruption in service.

We rely on EFT network providers and have agreements with various transaction processors, armored courier providers, and maintenance providers. These service providers enable us to provide card authorization, data capture, settlement, cash management and delivery, and maintenance services to our ATMs. Typically, these agreements are for periods of two or three years each. If we are unable to secure the renewal or replacement of any expiring vendor contracts, or a key vendor fails or otherwise ceases to provide the services for which we have contracted and disruption of service to our ATMs occurs, our relationship with those merchants and financial institutions affected by the disrupted ATM service could suffer.

While we have more than one provider for each of the critical services that we rely on third-parties to perform, certain of these providers currently provide services to or for a significant number of our ATMs. Although we believe we would be able to transition these services to alternative service providers, this could be a time-consuming and costly process. In the event one or more of such service providers was unable to deliver services to us, we could suffer a significant disruption in our business, which could result in a material adverse impact to our financial results. Furthermore, any disruptions in service in any of our markets, whether caused by us or by third-party providers, may result in a loss of revenues under certain of our contractual arrangements that contain minimum service-level requirements and could result in a material adverse impact on our operations and cash flows.

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

Our armored courier operation in the U.K. delivers cash to and collects residual cash from our ATMs in that market. As of December 31, 2017, we were providing armored courier services to approximately 14,900 of our ATMs in that market and we currently intend to further expand that operation to service additional ATMs. The armored transport business exposes us to significant risks, including the potential for cash-in-transit losses, employee theft, as well as claims for personal injury, wrongful death, worker’s compensation, punitive damages, and general liability. While we seek to prevent the occurrence of these risks and we maintain appropriate levels of insurance to adequately protect us from these risks, there can be no assurance that we will avoid significant future claims or adverse publicity related thereto. Furthermore, there can be no assurance that our insurance coverage will be adequate to cover potential liabilities or that insurance coverage will remain available at costs that are acceptable to us. The availability of quality and reliable insurance coverage is an important factor in our ability to successfully operate this aspect of our operations. A loss claim for which insurance coverage is denied or that is in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Operational failures in our EFT transaction processing facilities could harm our business and our relationships with our merchant and financial institution customers.

An operational failure in our EFT transaction processing facilities could harm our business and damage our relationships with our merchant and financial institution customers. Damage, destruction, or third-party actions that interrupt our transaction processing services could also cause us to incur substantial additional expense to repair or replace damaged equipment and could damage our relationship with our customers. We have installed back-up systems and procedures to prevent or react to such disruptions. However, a prolonged interruption of our services or network that extends for more than several hours (i.e., where our backup systems are not able to recover) could result in data loss or a reduction in revenues as our ATMs would be unable to process transactions. In addition, a significant interruption of service could have a negative impact on our reputation and could cause our present and potential merchant and financial institution customers to choose alternative service providers, as well as subject us to fines or penalties related to contractual service agreements and ultimately cause a material adverse impact on our operations and cash flows.

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

Recently, Microsoft announced a plan to end technology support and patches for a series of Windows-based operating systems, including Windows 7, which is currently in use on a large number of our ATMs. Microsoft has stated that it will end support for Windows 7, starting in January 2020. As a large number of our ATMs currently operate on Windows 7, we expect to upgrade our fleet, starting primarily in 2019. While we are currently in the process of evaluating the cost to upgrade the ATMs that could be impacted, we expect that this cost could be significant to us and may elevate our capital expenditures, in particular during 2019. Additionally, we could experience downtime at some of our ATMs as we perform upgrades, which could adversely impact revenues and profits.

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

Interest on amounts borrowed under our revolving credit facility is based on a floating interest rate, and our vault cash rental expense is based primarily on floating interest rates. As a result, our interest expense and cash management costs are sensitive to changes in interest rates. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various LIBOR in the U.S., and the U.K. In Germany and Spain, the rate is based on the Euro Interbank Offered Rate (commonly referred to as “Euribor”). In Mexico, the rate is based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”), in Canada, the rate is based on the Bank of Canada’s Bankers Acceptance Rate and the Canadian prime rate, and in Australia, the formula is based on the Bank Bill Swap Rates (“BBSY”). Although we currently hedge a portion of our vault cash interest rate risk related to our operations in the U.S. through December 31, 2022 by using interest rate swap contracts, we may not be able to enter into similar arrangements for similar amounts in the future. We have also entered into interest rate swap contracts in the U.K. through December 31, 2022 and in Australia through February 2019 to hedge a portion of our vault cash interest rate risk in those markets. Any significant future increases in interest rates could have a negative impact on our earnings and cash flow by increasing our operating costs and expenses. For additional information, see Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.

We maintain a significant amount of vault cash within our Company-owned ATMs, which is subject to potential loss due to theft or other events, including natural disasters.

For the quarter ended December 31, 2017, our average outstanding vault cash balance was approximately $3.9 billion in our ATMs. Any loss of vault cash from our ATMs is generally our responsibility. We typically require that our service providers, who either transport the vault cash or otherwise have access to the ATM safe, maintain adequate insurance coverage in the event cash losses occur as a result of theft, misconduct, or negligence on the part of such providers. Cash losses at the ATM occur in a variety of ways, such as natural disaster (hurricanes, flooding, tornadoes, etc.), fires, vandalism, and physical removal of the entire ATM, defeating the interior safe or by compromising the ATM’s technology components. Because our ATMs are often installed at retail sites, they face exposure to attempts of theft and vandalism. Thefts of vault cash may be the result of an individual acting alone or as a part of a crime group. We have experienced theft of vault cash from our ATMs across the geographic regions in which we operate and have at times removed ATMs from service to enhance security features. While we maintain insurance policies to cover a significant portion of any losses that may occur that are not covered by the insurance policies maintained by our service providers, such insurance coverage is subject to deductibles, exclusions, and limitations that may leave us bearing some or all of those losses. Significant vault cash losses could result in a material adverse impact on our operations and cash flows.

Any increase in the frequency and/or amounts of theft and other losses could negatively impact our operating results by causing higher deductible payments and increased insurance premiums. Certain ATM types have recently been susceptible to coordinated ATM attacks, known as ‘jackpotting’, which generally involves a physical compromise of the ATM which causes the ATM to dispense cash without proper authorization and can be controlled remotely in certain types of these attacks. While we maintain a controls program across many fronts to prevent and quickly detect unauthorized ATM access and theft attempts, there can be no assurance that a significant jackpotting attack attempt could occur on our portfolio. Additionally, we have seen an increase in attacks and vault cash losses in our U.K. business, in particular. Should these losses continue at an elevated or increasing rate, it could adversely impact our results and impact our ability to obtain insurance for the vault cash used on our ATMs. Also, damage sustained to our merchant customers’ store locations in connection with any ATM-related thefts, if extensive and frequent enough in nature, could negatively impact our relationships with those merchants and impair our ability to deploy additional ATMs in those existing or new locations of those merchants. Certain merchants have requested, and could request in the future, that we remove ATMs from store locations that have suffered damage as a result of ATM-related thefts, thus negatively impacting our financial results. Finally, we have in the past, and may in the future, voluntarily remove vault cash from certain ATMs on a temporary or permanent basis to mitigate further losses arising from theft or vandalism. Depending on the magnitude and duration of any cash removal, our revenues and profits could be materially and adversely affected.

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

Since we were incorporated as Cardtronics Group, Inc. in 2001, we have acquired numerous ATM businesses, a surcharge-free ATM network, a technology product offering that complements our surcharge-free offering, an ATM installation company in the U.K., a Scotland-based provider and developer of marketing and advertising software and services for ATM owners, a U.K.-based provider of secure cash logistics and ATM maintenance, and a transaction processor in the U.S. We have made acquisitions to obtain the assets of deployed ATM networks and the related businesses and their infrastructure, as well as for strategic reasons to enhance the capability of our ATMs and expand our service offerings. We currently anticipate that our future acquisitions, if any, will likely reflect a mix of asset acquisitions and acquisitions of businesses, with each acquisition having its own set of unique characteristics. In the future, we may acquire businesses outside of our traditional areas, which could introduce new risks and uncertainties. To the extent that we elect to acquire an existing company or the operations, technology, and the personnel of the company, we may assume some or all of the liabilities associated with the acquired company and face new and added challenges integrating such acquisition into our operations.

On January 6, 2017, we completed the acquisition of DCPayments with significant operations in Canada, Australia, New Zealand, and the U.K. As further discussed in Part I. Financial Information, Item I. Financial Statements, Note 1. Basis of Presentation and Summary of Significant Accounting – (l) Intangibles Other and Goodwill, and (m) Goodwill, we recorded a material impairment related to the Australia operation as a result of an unexpected change in the market.

The failure to successfully implement enterprise resource planning (“ERP”) and other associated information systems changes could adversely impact our business and results of operations.

The Company is in the process of implementing new enterprise resource planning and related information systems in order to better manage its business.  This implementation requires the commitment of significant personnel and financial resources, and entails risks to business operations. If we do not successfully implement our new ERP and related information systems changes, or if there are delays or difficulties in implementing these systems, we may not realize anticipated productivity improvements or cost efficiencies, and may experience interruptions in service and other operational difficulties that hinder our ability to effectively manage our business.  If we do not complete the implementation of the ERP timely and successfully, we may incur additional costs associated with completing this project, delaying its benefits and adversely impacting our financial condition and results of operations.

We operate in many sovereign jurisdictions across the globe and expect to continue to grow our business in new regions. Operating in different countries involves special risks and our geographic expansion may not be successful, which would result in a reduction of our gross and net profits.

Upon completion of the DCPayments acquisition on January 6, 2017 and the Spark acquisition on January 31, 2017, we have operations in the U.S., the U.K., Germany, Spain, Ireland, Mexico, Canada, Australia, New Zealand, and South Africa. We expect to continue to expand in the countries in which we currently operate, and potentially into other countries as opportunities arise. We currently report our consolidated results in U.S. dollars and under generally accepted accounting principles in the U.S. (“U.S. GAAP” or “GAAP”) and expect to do so for the foreseeable future. Operating in various distinct jurisdictions presents a number of risks, including:

•

exposure to currency fluctuations, including the risk that our future reported operating results could be negatively impacted by unfavorable movements in the functional currencies of our international operations relative to the U.S. dollar, which represents our consolidated reporting currency;

•	the imposition of exchange controls, which could impair our ability to freely move cash;
•

difficulties in complying with the different laws and regulations in each country and jurisdiction in which we operate, including unique labor and reporting laws and restrictions on the collection, management, aggregation, and use of information;

•

unexpected changes in laws, regulations, and policies of governments or other regulatory bodies, including changes that could potentially disallow surcharging or that could result in a reduction in the amount of interchange or other transaction-based fees that we receive;

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

The exit of the U.K. from the European Union could adversely affect us and our shareholders.

On March 29, 2017, the U.K. government officially triggered Article 50 of the Treaty on the European Union, which commenced the process for the U.K. to exit the European Union. As a significant portion of our operations are located in the U.K. and our parent company is incorporated in the U.K., we face potential risks associated with the exit process and effects and uncertainties around its implementation. The exit process is to be completed over a two-year time period during which the U.K. and the remaining E.U. member states will negotiate a withdrawal agreement. As it relates to our redomicile into the U.K., the exit process from the E.U. and implementation of the resulting changes could materially and adversely affect the tax, tax treaty, currency, operational, legal, and regulatory regime as well as the macro-economic environment in which we operate. In relation to our other European operations and businesses, we face similar risks. The effect of any of these risks, were they to materialize, is difficult to quantify, but could materially increase our operating and compliance costs and materially affect our tax position or business, results of operations, and financial position. Further, uncertainty around the form and timing of any withdrawal agreement could lead to adverse effects on the economy of the U.K., other parts of Europe, and the rest of the world, which could have an adverse economic impact on our operations.

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

During September 2017, we recognized impairments of our goodwill, other intangible assets and other long-lived assets of $140.0 million, $54.5 million, and $19.0 million, respectively, in our Australia & New Zealand reporting unit. We also recognized charges of $2.5 million related to inventory in our Australia and New Zealand reporting unit. See the risk factor entitled The introduction of free-to-use ATMs in Australia may adversely impact our revenues and profits above for additional information regarding the market changes that resulted in this impairment. As of December 31, 2017 we had goodwill and other intangible assets of $774.9 million and $209.9 million, respectively, of which $12.7 million of goodwill and $29.5 million of other intangible assets, respectively, were held by our Australia & New Zealand reporting unit.

In the event we determine our goodwill or amortizable intangible assets are further impaired in the future, we may be required to record a significant charge to earnings in our consolidated financial statements, which would negatively impact our results of operations and that impact could be material.

We may accumulate excess or obsolete inventory or assets that cannot be used or re-deployed, which could result in unanticipated write-downs and adversely affect our financial results.

As a result of the 2017 EMV upgrade and the loss of our largest customer 7-Eleven, which occurred mostly during the last five months of 2017, we now have a substantial number of ATMs, approximately 5,000, as of December 31, 2017, that are not currently in service, yet have remaining net carrying value. To the extent we are not able to re-deploy the assets, we may in future periods incur write-downs of these and other assets which could materially, adversely affect our business, results of operations, and stockholders’ equity.

We have a significant amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants, and make payments on our indebtedness.

As of December 31, 2017, our outstanding indebtedness was $917.7 million, which represents 70.2% of our total book capitalization of $1.3 billion. Our indebtedness could have important consequences. For example, it could:

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

Our transactions are routed over various EFT networks to obtain authorization for cash disbursements and to provide account balances. These networks include Star, Pulse, NYCE, Cirrus (MasterCard), and Plus (Visa) in the U.S., and LINK in the U.K., among other networks. We utilize various other EFT networks in our other geographic locations. EFT networks set the interchange fees that they charge to the financial institutions, as well as the amounts paid to us. Additionally, EFT networks, including MasterCard and Visa, establish rules and regulations that ATM providers, including ourselves, must comply with in order for member cardholders to use those ATMs. Failure to comply with such rules and regulations could expose us to penalties and/or fines, which could negatively impact our financial results. Furthermore, compliance may in certain instances require capital expenditure. The payment networks rules and regulations are generally subject to change and they may modify their rules and regulations from time to time. Our inability to react to changes in the rules and regulations or the interruption or application thereof, may result in the substantial disruption of our business.

In October 2016, MasterCard commenced a liability shift for U.S. ATM transactions on EMV-issued cards used at non-EMV compliant ATMs in the U.S. Visa commenced a liability shift starting in October 2017 for all transaction types on all EMV-issued cards in the U.S. We have upgraded nearly all of our U.S. Company-owned ATMs to deploy additional software to enable additional functionality, enhance security features, and enable the EMV security standard. Due to the significant operational challenges of enabling EMV and other hardware and software enhancements across the majority of our U.S. ATMs, which comprises many types and models of ATMs, together with potential compatibility issues with various processing platforms, we experienced increased downtime at our U.S. ATMs during the first part of 2017. As a result of this downtime, we suffered lost revenues and incurred penalties with certain of our contracts during the first part of 2017. We have also incurred increased charges from networks associated with actual or potentially fraudulent transactions, as we were liable for fraudulent transactions on the MasterCard and Visa networks and other networks that have adopted the EMV security standard if our ATM was not EMV compliant at the time of the transaction, and any fraudulent transactions were processed. As of the date of this filing, all of our ATMs that we intend to upgrade and continue to operate were EMV compliant. Noncompliance with the EMV standard or other network rules could have a material adverse impact on our operations and cash flows.

The majority of the electronic debit networks over which our transactions are conducted require sponsorship by a bank, and the loss of any of our sponsors and our inability to find a replacement may cause disruptions to our operations.

In each of the geographic segments in which we operate, bank sponsorship is required in order to process transactions over certain networks. In all of our markets, our ATMs are connected to financial transaction switching networks operated by organizations such as Visa and MasterCard. The rules governing these switching networks require any company sending transactions through these switches to be a bank or a technical service processor that is approved and monitored by a bank. As a result, the operation of our ATM network in all of our markets depends on our ability to secure these “sponsor” arrangements with financial institutions. In the U.S., our largest geographic segment by revenues, bank sponsorship is required on the significant majority of our transactions and we rely on our sponsor banks for access to the applicable networks. In the U.K., only international transactions require bank sponsorship. In Mexico, all ATM transactions require bank sponsorship, which is currently provided by our banking partners in the country. In Canada, Germany, and Spain, bank sponsorships are also required and are obtained through our relationships with third-party processors. If our current sponsor banks decide to no longer provide this service, or are no longer financially capable of providing this service as may be determined by certain networks, it may be difficult to find an adequate replacement at a cost similar to what we incur today, or potentially, we could incur a temporary service disruption for certain transactions in the event we lose or do not retain bank sponsorship, which may negatively impact our profitability and may prevent us from doing business in that market.

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

We conduct business in many countries. As a result, we are subject to laws and regulations which affect our operations in a number of areas. Laws and regulations affect our business in many ways including, but not limited to, areas of labor, advertising, consumer protection, real estate, billing, e-commerce, promotions, quality of services, intellectual property ownership and infringement, tax, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy requirements, anti-competition, small-business protection, environmental, health, and safety.

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

Changes in tax laws, regulations and interpretations or challenges to our tax positions could adversely effect our business.

We are a large corporation with operations in the U.K., U.S. and numerous other jurisdictions around the world. As such, we are subject to tax laws and regulations of the U.S. federal, state and local governments as well as various other jurisdictions. We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. As the tax rates vary among jurisdictions, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision.

From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. For example, the recent U.S. tax legislation enacted on December 22, 2017 represents a significant overhaul of the U.S. federal tax code. This tax legislation significantly reduced the U.S. statutory corporate tax rate and made other changes that could have a favorable impact on our overall U.S. federal tax liability in a given period. However, the tax legislation also included a number of provisions, including, but not limited to, the limitation or elimination of various deductions or credits (including for interest expense and for performance-based compensation under Section 162(m)), the imposition of taxes on certain cross-border payments or transfers, the changing of the timing of the recognition of certain income and deductions or their character, and the limitation of asset basis under certain circumstances, that could significant and adversely affect our U.S. federal income tax position. The legislation also made significant changes to the tax rules applicable to insurance companies and other entities with which we do business. We are continuing to evaluate the overall impact of this tax legislation on our operations and U.S. federal income tax position. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our customers and counterparties or the economy generally may also impact our financial condition and results of operations.

In addition, tax laws and regulations are complex and subject to varying interpretations, and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws (such as the recent U.S. tax legislation), rules or regulatory or judicial interpretations; any adverse outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, financial condition and results of operations.

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

Our operating results have fluctuated in the past and may continue to fluctuate in the future as a result of a variety of factors, many of which are beyond our control, including the following:

•	changes in general economic conditions and specific market conditions in the ATM and financial services industries;
•	changes in payment trends and offerings in the markets in which we operate;
•	changes in consumers’ preferences for cash as a payment vehicle;
•	competition from other companies providing the same or similar services that we offer;
•	changes in the mix of our retail partners;
•	the timing and magnitude of operating expenses, capital expenditures, and expenses related to the expansion of sales, marketing, and operations, including as a result of acquisitions, if any;

•	changes implemented by networks and how they determine interchange rates;
•	the timing and magnitude of any impairment charges that may materialize over time relating to our goodwill, intangible assets, or long-lived assets;
•	changes in the general level of interest rates in the markets in which we operate;
•	changes in inflation or how key vendors and suppliers price their services to us;
•	changes in regulatory requirements associated with the ATM and financial services industries;
•	changes in the mix of our current services;
•	changes in the financial condition and credit risk of our customers;
•	any adverse results in litigation by us or by others against us;
•	our inability to make payments on our outstanding indebtedness as they become due;
•	our failure to successfully enter new markets or the failure of new markets to develop in the time and manner we anticipate;
•	acquisitions, strategic alliances, or joint ventures involving us, our customers, vendors, or our competitors;
•	terrorist acts, theft, vandalism, fires, floods, or other natural disasters;
•	additions or departures of key personnel;
•	changes in the financial condition and operational execution of our key vendors and service providers;
•	changes in tax rates or tax policies in the jurisdictions in which we operate; and
•

exposure to currency fluctuations, including the risk that our future reported operating results could be negatively impacted by unfavorable movements in the functional currencies of our international operations relative to the U.S. dollar, which represents our consolidated reporting currency.

Any of the foregoing factors could have a material adverse effect on our business, results of operations, and financial condition. Although we have experienced revenue growth in recent years, this growth rate is not necessarily indicative of future operating results. A relatively large portion of our expenses are fixed in the short-term, particularly with respect to personnel expenses, depreciation and amortization expenses, and interest expense. Therefore, our results of operations are particularly sensitive to fluctuations in revenues. Additionally, beginning in July 2017, the loss of our largest customer, 7-Eleven in the U.S., has had and will most likely continue to have, a significant negative impact on our income from operations and cash flows. As such, comparisons to prior periods should not be relied upon as indications of our future performance.

Risks associated with our common shares

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

Under U.S. GAAP, an entity must separately account for the debt component and the embedded conversion option of convertible debt instruments that may be settled entirely or partially in cash upon conversion, such as our Convertible Notes, in a manner that reflects the issuer’s economic interest cost. The effect of the accounting treatment for such instruments is that the value of such embedded conversion option is treated as an original issue discount for purposes of accounting for the debt component of the Convertible Notes, and that original issue discount is amortized into interest expense over the term of the Convertible Notes using an effective yield method. As a result, we are required to record non-

cash interest expense as a result of the amortization of the effective original issue discount to the Convertible Notes’ face amount over the term of the notes. Accordingly, we report lower net income in our financial results because of the recognition of both the current period’s amortization of the debt discount and the Convertible Notes’ coupon interest.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our North America segment includes offices throughout the U.S., Mexico, and Canada. The principal executive offices are located at 3250 Briarpark Drive, Suite 400, Houston, Texas 77042. We lease 62,249 square feet of office space for our principal executive offices.

Specifically related to our North America segment, we lease 44,258 square feet of office and warehouse space in north Houston and other office space in Bethesda, Maryland; Minnetonka, Minnesota; Chandler, Arizona; Peoria, Illinois; and Bloomington, Illinois for other regional offices. Our North America segment also leases office space in Mexico City, Mexico, Mississauga, Ontario, Ottawa, Ontario, Calgary, Alberta, Montreal, Quebec, Winnipeg, Manitoba, and Vancouver, British Columbia. We also lease 44,067 square feet in the Dallas, Texas area, where we manage our EFT transaction processing platforms.

In Europe, we lease office spaces in and near London, U.K. for our ATM operations and various other locations throughout the U.K. to support our cash-in-transit operations and other business activities. We also have European offices in Trier, Germany, and Barcelona, Spain. For our i-design ATM advertising operations, we lease office space in Dundee, Scotland.

In Australia we have office and warehouse space in Melbourne, Perth, Sydney, and Brisbane. In New Zealand, we lease an office in Auckland. We also lease an office in Cape Town, South Africa.

Our facilities are leased pursuant to operating leases for various terms and we believe they are adequate for our current use. We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms. The lease of our primary corporate headquarters location in

Houston expires at the end of 2018. We are in the process of evaluating several potential locations for our corporate offices in the Houston area and do not anticipate difficulty in finding suitable space at a cost that is comparable to our current rate.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares trade on The NASDAQ Global Select Market under the symbol “CATM.” As of February 15, 2018, the majority of our shareholders held their shares in “street name” by a nominee of the Depository Trust Company.

Quarterly share prices. The following table reflects the quarterly high and low sales prices of our common shares as reported on The NASDAQ Stock Market LLC:

	High	Low
2017
Fourth Quarter	$25.45	$16.26
Third Quarter	33.07	23.01
Second Quarter	45.62	32.24
First Quarter	55.89	44.08

2016
Fourth Quarter	$55.67	$47.35
Third Quarter	47.48	40.01
Second Quarter	41.12	35.09
First Quarter	36.19	28.52

Dividend information. We have historically not paid, nor do we anticipate paying, dividends with respect to our common shares and are limited in doing so under English law. For additional information related to our restrictions on our ability to pay dividends, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Facilities, Item 8. Financial Statements and Supplementary Data, Note 10. Long-Term Debt.

Share performance graph. The following graph compares the five-year total return to holders of Cardtronics plc’s common shares, the NASDAQ Composite index (the “Index”), and a customized peer group of 15 companies that includes: (i) ACI Worldwide, Inc. (ACIW), (ii) Acxiom Corporation (ACXM), (iii) CSG Systems International, Inc. (CSGS), (iv) Euronet Worldwide, Inc. (EEFT), (v) Fair Isaac Corp. (FICO), (vi) Everi Holdings Inc. (EVRI), (vii) Global Payments, Inc. (GPN), (viii) Jack Henry & Associates, Inc. (JKHY), (ix) SS&C Technologies Holdings, Inc. (SSNC), (x) WEX, Inc. (WEX), (xi) Total Systems Services, Inc. (TSS), (xii) VeriFone Systems, Inc. (PAY), (xiii) MoneyGram International, Inc. (MGI), (xiv) Worldpay Inc. (WP), and (xv) Blackhawk Network Holdings, Inc. (HAWK) (collectively, the “Peer Group”). We selected the Peer Group companies because they are publicly traded companies that: (i) have the same Global Industry Classification Standard classification, (ii) earn a similar amount of revenues, (iii) have similar market values, and (iv) provide services that are similar to the services we provide.

The performance graph was prepared based on the following assumptions: (i) $100 was invested in our common shares, in our Peer Group, and the Index on December 31, 2012, (ii) investments in the Peer Group are weighted based on the returns of each individual company within the group according to their market capitalization at the beginning of the period, and (iii) dividends were reinvested on the relevant payment dates. The share price performance included in this graph is historical and not necessarily indicative of future share price performance.

The following graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

	12/12	12/13	12/14	12/15	12/16	12/17
Cardtronics plc	$100.00	$183.02	$162.51	$141.74	$229.87	$78.01
NASDAQ Composite	$100.00	$141.63	$162.09	$173.33	$187.19	$242.29
Peer Group	$100.00	$150.69	$159.62	$197.77	$208.49	$276.36

.

ITEM 6. SELECTED FINANCIAL DATA

The following table reflects selected financial data derived from our consolidated financial statements. As a result of acquisitions of businesses during the years presented below, our financial results are not comparable in all periods. Additionally, these selected historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, excluding share and per share information and number of ATMs)
Consolidated Statements of Operations Data:
Revenues and Income:
Total revenues	$1,507,599	$1,265,364	$1,200,301	$1,054,821	$876,486
(Loss) Income from operations (1)	(103,509)	146,379	139,917	104,639	82,601
Net (loss) income (2)	(145,351)	87,910	65,981	35,194	20,647
Net (loss) income attributable to controlling interests and available to common shareholders (2)	(145,350)	87,991	67,080	37,140	23,816
Per Share Data:
Basic net (loss) income per common share (2)	$(3.19)	$1.95	$1.50	$0.83	$0.52
Diluted net (loss) income per common share (2)	$(3.19)	$1.92	$1.48	$0.82	$0.52
Basic weighted average shares outstanding	45,619,679	45,206,119	44,796,701	44,338,408	44,371,313
Diluted weighted average shares outstanding	45,619,679	45,821,527	45,368,687	44,867,304	44,577,635

Consolidated Balance Sheets Data:
Total cash and cash equivalents	$51,370	$73,534	$26,297	$31,875	$86,939
Total assets	1,862,716	1,364,696	1,319,935	1,247,566	1,048,711
Total long-term debt and capital lease obligations, including current portion (3)	918,275	503,320	568,331	604,473	483,022
Total shareholders' equity	390,393	456,935	369,793	286,535	247,114

Consolidated Statements of Cash Flows Data:
Cash flows from operating activities	$217,892	$270,275	$256,553	$188,553	$183,557
Cash flows from investing activities	(631,217)	(139,203)	(209,562)	(336,881)	(266,740)
Cash flows from financing activities	391,424	(78,942)	(48,520)	99,248	154,988

Operating Data (Unaudited):
Total number of ATMs (at period end):
ATM operations	96,539	78,561	77,169	78,217	66,984
Managed services and processing, net (4)	134,156	124,572	112,622	31,989	13,610
Total number of ATMs (at period end)	230,695	203,133	189,791	110,206	80,594

Total transactions (excluding Managed services and processing, net)	1,495,586	1,358,409	1,251,626	1,040,241	860,062
Total cash withdrawal transactions (excluding Managed services and processing)	956,919	848,394	759,408	617,419	521,282

(1)

The year ended December 31, 2017 includes $194.5 in goodwill and intangible asset impairment losses in addition to $33.3 million of impairment and disposal losses on other assets. The year ended December 31, 2013 includes $8.7 million in nonrecurring property tax expense related to a change in assessment methodology in the U.K. Additionally, the years ended December 31, 2017, 2016, 2015, 2014, and 2013 include $18.9 million, $9.5 million, $27.1 million, $18.1 million, and $15.4 million, respectively, in acquisition and divestiture-related costs.

(2)

The year ended December 31, 2017 includes the goodwill, intangible asset and other asset impairment losses, net of tax. The year ended December 31, 2016 includes $13.7 million of expenses associated with the redomicile of our parent company to the U.K., which was completed on July1, 2016. The year ended December 31, 2013 includes $13.8 million in income tax expense related to the restructuring of our U.K. business.

(3)

Our long-term debt as of December 31, 2017 consists of outstanding borrowings under our revolving credit facility, our Convertible Notes, our 5.125% Senior Notes due 2022 (the “2022 Notes”), and our 5.50% Senior Notes due 2025 (the “2025 Notes”). The Convertible Notes are reported in the accompanying Consolidated Balance Sheets at a carrying value of $252.0 million, as of December 31, 2017, which represents the principal balance of $287.5 million less the unamortized discount and capitalized debt issuance costs of $35.5 million. The 2022 Notes are reported in the accompanying Consolidated Balance Sheets at a carrying value of $248.0 million, as of December 31, 2017, which represents the principal balance of $250.0 million less the capitalized debt issuance costs of $2.0 million. The 2025 Notes are reported in the accompanying Consolidated Balance Sheets at a carrying value of $295.2 million as of December 31, 2017, which represents the principal balance of $300.0 million less capitalized debt issuance costs of $4.8 million. In accordance with the applicable accounting guidance related to the classification of capitalized debt issuance costs, these deferred financing costs related to our Convertible Notes, 2022 Notes, and 2025 Notes are presented as a direct deduction from the carrying amount of the related debt liabilities.
(4)

The notable increase in the Managed services and processing, net ATM machine count in 2015 is primarily attributable to the July 1, 2015 acquisition of CDS and the incremental number of transacting ATMs for which CDS provides processing services.

.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. Known material factors that could cause actual results to differ materially from those in the forward-looking statements are those described in Part I. Item 1A. Risk Factors of this 2017 Form 10-K. Additionally, you should read the following discussion together with the consolidated financial statements and the related notes included in Item 8. Financial Statements and Supplementary Data.

Strategic Outlook

Over the past several years, we have expanded our operations and the capabilities and service offerings of our ATMs through strategic acquisitions and investments, continued to deploy ATMs in high-traffic locations under contracts with well-known retailers, and expanded our relationships with leading financial institutions through the growth of Allpoint, our surcharge-free ATM network and our bank-branding programs. We intend to further expand our ATM capabilities and service offerings to financial institutions, as we are seeing increasing interest from financial institutions for outsourcing of ATM-related services due to our cost efficiency advantages and higher service levels, as well as the role that our ATMs can play in maintaining financial institutions physical presence for their customers as they reduce their physical branches.

We have completed several acquisitions in the last six years, including, but not limited to: (i) eight U.S. and Canada based ATM operators, expanding our ATMs in both multi-unit regional retail chains and individual merchant ATM locations in North America, (ii) Cardpoint Limited (“Cardpoint”) in August 2013, which further expanded our U.K. ATM operations and allowed us to enter into the German market, (iii) Sunwin in November 2014, which further expanded our cash-in-transit and maintenance servicing capabilities in the U.K. and allowed us to acquire and operate ATMs located at Co-op Food stores, (iv) DCPayments in January 2017, a leading ATM operator with operations in Australia, New Zealand, Canada, the U.K., and Mexico, (v) Spark in January 2017, an independent ATM deployer operating in South Africa, and (vi) various other less significant ATM asset and contract acquisitions. In addition to these ATM acquisitions, we have also made strategic acquisitions including: (i) i-design in March 2013, a Scotland-based provider and developer of marketing and advertising software and services for ATM operators, and (ii) CDS in July 2015, a leading independent transaction processor for ATM deployers and payment card issuers in the U.S., providing solutions to ATM sales and service organizations and financial institutions.

While we will continue to explore potential acquisition opportunities in the future as a way to grow our business, we also expect to continue expanding our ATM footprint organically, and launching new products and services that will allow us to further leverage our existing ATM network. We see opportunities to expand our operations through the following efforts:

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

Developing Trends and Recent Events

Reduction of physical branches by financial institutions in the U.S., the U.K., and other geographies. Due primarily to the expansion of services available through digital channels, such as online and mobile, and financial institution customers’ preferences towards these digital channels, many financial institutions have been de-emphasizing traditional physical branches. This trend toward shifting more customer transactions to online and ATMs has helped financial institutions lower their operating costs. As a result, many banks have been reducing the number of physical branches they operate. However, financial institution customers still consider convenient access to ATMs to be an important criteria for maintaining an account with a particular financial institution. The closing of physical branches generally results in a removal of the ATMs that were at the closed branch locations and may create a void in physical presence for that financial institution. This creates an opportunity for us to provide the financial institution’s customers with convenient access to ATMs and to work with the financial institutions to preserve branded or unbranded physical points of presence through our ATM network.

Increase in surcharge-free offerings in the U.S. Many U.S. national and regional financial institutions aggressively compete for market share, and part of their competitive strategy is to increase their number of customer touch points, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their cardholders. While owning and operating a large ATM network would be a key strategic asset for a financial institution, we believe it would be uneconomical for all but the largest financial institutions to own and operate an extensive ATM network. Bank-branding of ATMs and participation in surcharge-free networks allow financial institutions to rapidly increase surcharge-free ATM access for their customers at a lower cost than owning and operating ATM networks. These factors have led to an increase in bank-branding and participation in surcharge-free ATM networks, and we believe that there will be continued growth in such arrangements.

Managed services. While many financial institutions (and some retailers) own and operate significant networks of ATMs that serve as extensions of their branch networks and increase the level of service offered to their customers, large ATM networks are costly to own and operate and typically do not provide significant revenue for financial institutions or retailers. Owning and operating a network of ATMs is not a core competency for the majority of financial institutions or retailers; therefore, we believe there is an opportunity for a large non-bank ATM owner/operator, such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an arrangement could reduce a financial institution or retailer’s operating costs while extending their customer service. Additionally, we believe there are opportunities to provide selected ATM-related services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs.

Growth in other automated consumer financial services. The majority of all ATM transactions in our geographies are cash withdrawals, with the remainder representing other banking functions such as balance inquiries, transfers, and deposits. We believe that there are opportunities for a large non-bank ATM owner/operator, such as ourselves, to provide additional financial services to customers, such as bill payments, check cashing, remote deposit capture, money transfers, and stored-value debit card reload services. These additional automated consumer financial services could result in additional revenue streams for us and could ultimately result in increased profitability. However, they would require additional capital expenditures on our part to offer these services more broadly and would increase regulatory compliance activities.

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

Growth in other markets. In most regions of the world, ATMs are less common than in the U.S. and the U.K. We believe the ATM industry will grow faster in certain international markets, as the number of ATMs per capita in those markets increases and begins to approach the levels in the U.S. and the U.K. We believe there is further growth potential for non-branch ATMs in the other geographic markets in which we operate, including Germany, which we entered into during 2013 through the Cardpoint acquisition.

•

United Kingdom. The U.K. is the largest ATM market in Europe. According to LINK (which connects the ATM networks of all the U.K. ATM operators), approximately 71,000 ATMs were deployed in the U.K. as of December 2017, of which approximately 40,000 were operated by non-banks (inclusive of our 22,000 ATMs). Similar to the U.S., electronic payment alternatives have gained popularity in the U.K. in recent years. However, according to the Bank of England cash is still the primary payment method preferred by consumers, representing over 50% of spontaneous payments. Due to the maturing of the ATM market, we have seen both the number of ATM deployments and withdrawals slow in recent years, and there has been a shift from fewer pay-to-use ATMs to more free-to-use ATMs. During 2013 and 2014 we significantly expanded in the U.K. through the acquisition of Cardpoint, and Sunwin and via a new ATM placement agreement with Co-op Food. In January 2017, we further expanded our operations in the U.K. through our acquisition of DCPayments. We anticipate additional expansion of our operations in this market through new merchants and new locations with existing merchants as well as other growth strategies.

•

Germany. We entered the German market in August 2013 through our acquisition of Cardpoint. The German ATM market is highly fragmented and may be under-deployed, based on its population’s high use of cash relative to other markets in which we operate, such as the U.S. and the U.K. There are approximately 58,000 ATMs in Germany that are largely deployed in bank branch locations. This fragmented and potentially under-deployed market dynamic is attractive to us, and as a result, we believe there are a number of opportunities for growth in this market.

•

Canada. We entered the Canadian market in October 2011 through a small acquisition, and further expanded our presence in the country through another small acquisition in December 2012. In January 2017, we significantly expanded our operations in Canada through our acquisition of DCPayments. We expect to continue to grow our number of ATM locations in this market. We currently operate approximately 12,000 ATMs in this market and estimate that there are currently approximately 62,000 ATMs in total in the Canadian market. Our recent organic growth in this market has been primarily through a combination of new merchant and financial institution partners. As we continue to expand our footprint in Canada, we plan to seek additional partnerships with financial institutions to implement bank-branding and other financial services, similar to our bank-branding and surcharge-free strategy in the U.S.

•

Mexico. There are approximately 48,000 ATMs operating in Mexico, most of which were owned by national and regional financial institutions. Due to a series of governmental and network regulations that have been mostly detrimental to us, together with increased theft attempts on our ATMs in this market, we slowed our expansion in this market in recent years. However, we increased our operations in Mexico through the DCPayments acquisition in January 2017 and remain poised and able to selectively pursue opportunities with retailers and financial institutions in the region, and believe there are currently opportunities to grow this business profitability.

•

Ireland and Spain. In April 2016, we entered the Ireland market, and in October 2016, we launched our business in Spain, joining a top Spain ATM network and signing agreements to provide ATMs at multiple retail chains. On a combined basis these markets have approximately 55,000 ATMs, of which we currently operate a very small portion. We plan to continue to grow in these markets through additional merchant and financial institution relationships.

•

Australia and New Zealand. In January 2017, in connection with our acquisition of DCPayments, we obtained operations in Australia and New Zealand, and now are the largest independent ATM operator in Australia. We currently operate approximately 10,000 ATMs in Australia and New Zealand and estimate the total market is comprised of approximately 36,000 ATMs. Recently, we have generally seen same-unit transaction declines in this market, which may, in the near term be amplified by recent actions taken by major banks in Australia. For further information regarding this action, see Australia market changes and asset impairment below. However, we believe there are opportunities for longer-term growth in Australia, which would likely include expansion of services to financial institutions in that market.

•

South Africa. In January 2017, in connection with our acquisition of Spark, we obtained operations in South Africa. Spark is a leading independent ATM deployer in South Africa and we expect to expand in this market with retailers and financial institutions. We operate approximately 3,000 ATMs in South Africa and estimate that this market has approximately 32,000 ATMs in total.

Increase in surcharge rates. As financial institutions increase the surcharge rates charged to non-customers for the use of their ATMs, it enables us to increase the surcharge rates charged on our ATMs in selected markets and with certain merchant customers as well. We also believe that higher surcharge rates in the market make our surcharge-free offerings more attractive to consumers and other financial institutions. Over the last few years, we have seen a slowing of surcharge rate increases and expect to see generally modest increases in surcharge rates in the near future.

Decrease in interchange rates. The interchange rates paid to independent ATM deployers, such as ourselves, are in some cases set by the various EFT networks and major interbank networks through which the transactions conducted on our ATMs are routed. In past years, certain networks have reduced the net interchange rates paid to ATM deployers for ATM transactions in the U.S. routed across their debit networks through a combination of reducing the transaction rates charged to financial institutions and higher per transaction fees charged by the networks to ATM operators. In addition to the impact of the net interchange rate decrease, we saw certain financial institutions migrate their volume away from some networks to take advantage of the lower pricing offered by other networks, resulting in lower net interchange rates per transaction to us. If financial institutions move to take further advantage of lower interchange rates, or if networks reduce the interchange rates they currently pay to ATM deployers or increase their network fees, our future revenues and gross profits could be negatively impacted. We have taken measures to mitigate our exposure to interchange rate reductions by networks, including, but not limited to: (i) where possible, routing transactions through a preferred network such as the Allpoint network, where we have influence over the per transaction rate, (ii) negotiating directly with our financial institution partners for contractual interchange rates on transactions involving their customers, (iii) developing contractual protection from such rate changes in our agreements with merchants and financial institution partners, and (iv) negotiating pricing directly with certain networks. As of December 31, 2017, approximately 4% of our total ATM operating revenues were subject to pricing changes by U.S. networks over which we currently have limited influence or where we have no ability to offset pricing changes through lower payments to merchants.

Interchange rates in the U.K. are primarily set by LINK, the U.K.’s major interbank network. LINK has historically set these rates annually using a cost-based methodology that incorporates ATM service costs from two years back (i.e., operating costs from 2015 are considered for determining the 2017 interchange rate). In addition to LINK transactions, certain card issuers in the U.K. have issued cards that are not affiliated with the LINK network, and instead carry the Visa or MasterCard network brands. Transactions conducted on our ATMs from these cards, which currently represent 2.1% of our annual withdrawal transactions in the U.K., receive interchange fees that are set by Visa or MasterCard, respectively. The interchange rates set by Visa and MasterCard have historically been less than the rates that have been established by LINK. During 2016 and throughout 2017, some of the major financial institutions that participate in LINK expressed concern about the LINK interchange rate and commenced efforts to significantly lower the interchange rate. During 2017, a group of members of LINK (the “Working Group”) worked to develop a new interchange rate setting mechanism. After several months of analysis and discussion, the Working Group was unable to reach a recommended amended approach that was satisfactory to its participants, and as a result of this outcome, along with governance recommendations by the Bank of England, in October 2017, it was decided that an independent board of LINK (“LINK Board”) would recommend interchange rates going forward. On November 1, 2017, the LINK Board announced that it had reached some tentative recommendations, subject to further comment by the LINK members. The LINK Board proposal sought to reduce interchange rates by approximately 5% per year, and in the aggregate, approximately 20% over a four year period, commencing on April 1, 2018. The intention of the LINK Board proposal was for the new interchange rates to apply from April 1, 2018 and to be finalized no later than January 31, 2018, once consultation with the LINK members has concluded.

Accordingly, on January 31, 2018, the new LINK Board, formalized a new process for setting interchange rates. Starting in July 2018, the new LINK Board determined the withdrawal interchange rate will be reduced by 5% from the 2017 rate. From January 1, 2018 through June 30, 2018, the interchange rates will be slightly reduced from the 2017 rates. The new LINK Board has also announced intentions for further potential interchange rate increases (of up to 5% annually) but has stated that a comprehensive cost study and external factors such as interest rates and compliance costs may impact the timing and ultimate magnitude of any further annual rate decreases. We are currently assessing the impact of this recent development on our U.K. business and have taken certain actions and may continue to take additional measures to mitigate the impact of this price reduction and future potential reductions. Mitigating measures include or in the future may include removal of lower profitability sites, terms renegotiations with certain merchants, change certain ATMs to a direct-charge to the consumer model, and other strategies. On an unmitigated basis, we expect this change to adversely impact our U.K. profits by approximately $7 million to $8 million in 2018, compared to 2017, all of which will occur in the latter six months of the year. For additional information related to the developments regarding LINK, see LINK interchange in the U.K. under Developing Trends and Recent Events below and Part I. Item 1A. Risk Factors.

Withdrawal transaction and revenue trends - U.S. Many financial institutions are shifting traditional teller-based transactions to online activities and ATMs to reduce their operating costs. Additionally, many financial institutions are reducing the number of branches they own and operate in order to lower their operating costs. As a result of these current trends, we believe there has been increasing demand for automated banking solutions, such as ATMs. Bank-branding of our ATMs and participation in our surcharge-free ATM network allow financial institutions to rapidly increase and maintain surcharge-free ATM access for their customers at a substantially lower cost than owning and operating an ATM network. We believe there is continued opportunity for a large non-bank ATM owner/operator, such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an arrangement could reduce a financial institution’s operating costs while extending its customer service. Furthermore, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs. Over the last several years, we have seen growth in bank-branding, increased participation in Allpoint, our surcharge-free network, and managed services arrangements, and we believe that there will be continued growth in such arrangements.

Total U.S. same-store cash withdrawal transactions during the year ended December 31, 2017 decreased 0.3% from the same period of 2016, excluding 7-Eleven locations. The same-store results were impacted by a number of factors throughout the year, and the discrete impact of each factor is difficult to precisely estimate. We believe the growth rate was partially adversely impacted by certain high-traffic locations that were previously branded with a prominent bank brand no longer having a brand, in addition to increased downtime caused by software issues at certain ATMs during the first part of the year. These declines were partially offset by increased Allpoint transactions, as a result of expansion of the number of ATMs in Allpoint and growth in the number of financial institutions participating in Allpoint.

7-Eleven U.S. relationship. The 7-Eleven ATM placement agreement in the U.S. expired in July 2017, and most of the ATM operations in the U.S. have been transitioned to the new service provider as of December 31, 2017. We expect the transition to be complete during the first quarter of 2018. 7-Eleven in the U.S., was the largest merchant customer in our portfolio and comprised approximately 12.5% of our total revenues for the year ended December 31, 2017.  We estimate that the incremental gross margin on these revenues was approximately 40% in 2017. The ATMs that remain at 7-Eleven no longer participate in our Allpoint network and no longer to carry the Citibank brand.  For additional information related to 7-Eleven, see Part I. Item 1A. Risk Factors.

Withdrawal transaction and revenue trends - U.K. The majority of our ATMs in the U.K. are free-to-use ATMs, meaning the transaction is free to the consumer and we earn an interchange rate paid by the customer’s bank. We also operate surcharging pay-to-use ATMs. Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the significantly higher volume of transactions conducted on free-to-use ATMs have generally translated into higher overall revenues. Our same-store cash withdrawal transactions in the U.K. decreased approximately 4% in 2017, which we believe was in part adversely impacted by changes in consumer behavior, conducting more tap-and-pay transactions for small payments at retailers.

Australia market changes and asset impairment. In late September 2017, Australia’s four largest banks, CBA, ANZ, Westpac, and NAB, each independently announced decisions to remove all direct charges to all users on domestic ATM transactions completed at their respective ATM networks effectively creating a free-to-use network of ATM terminals that did not exist previously. Collectively these four banks account for approximately one third of the total ATMs in Australia. CBA removed the direct charges in late September, with Westpac, ANZ, and NAB removing direct charges during the first part of October 2017. As a result of this change in the market in Australia, we expect that our business in this market will likely be adversely impacted. Prior to this action, we were generally experiencing average same-unit transaction percentage declines in the high single-digits across our fleet. For the year ended December 31, 2017, the Australia & New Zealand reporting segment generated $133 million, in total revenues, of which $108 million, was surcharge revenue. Adjusted EBITDA for the year ended December 31, 2017 for the Australia & New Zealand reporting segment was $27 million.

Australia has historically been a direct charge ATM market, where cardholders have paid a fee (or “direct charge”) to the operator of an ATM for each transaction, unless the ATM where the transaction was completed is part of the cardholder’s issuing bank ATM network. There currently is no broad interchange arrangement in Australia between card issuers and ATM operators to compensate the ATM operator for its service to a financial institution’s cardholder in absence of the direct charge being levied to the cardholders. During the year ended December 31, 2017, more than 80% of the Company’s revenues in Australia were sourced from direct charges paid by cardholders. The recent actions by the largest banks in Australia have resulted in a significant increase in the availability of free-to-use ATMs to Australian users and while we are working on developing strategies to react to this unexpected market shift, we believe our revenues and profits in Australia will decline in the near-term. While the initial impact we have experienced has been somewhat limited, the impact of this action could increase over time as customers’ behavior patterns change as a result of the introduction of a free-to-use network in Australia that did not exist previously.

During the three months ended September 30, 2017 these developments were identified to be an indicator of impairment of our Australia & New Zealand reporting unit and related long-lived assets. Upon further assessment and analysis of the potential impact of these developments, we determined that the fair value of the Australia & New Zealand reporting unit had fallen below its carrying value and determined that the long-lived assets held by Australia & New Zealand were not recoverable via their undiscounted cash flows, an indication of impairment. As a result, during September 2017, we recorded impairments of goodwill, other intangible assets, and other long-lived assets of $140.0 million, $54.5 million, and $19.0 million, respectively. We also recorded a charge of $2.5 million to adjust certain inventory to its estimated net realizable value. These non-cash charges have been reflected in the Goodwill and intangible asset impairment and Loss (gain) on disposal and impairment of assets line items in our accompanying Consolidated Statements of Operations. For additional information related to this unexpected market shift in Australia and the resulting impairment assessment, see Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting Policies– (m) Goodwill.

Poland operations. During the fourth quarter of 2017, we ceased operating in Poland and recognized costs to wind down the operations largely consisting of contract termination costs related to our merchant, bank sponsorship, lease and other agreements as well as employee severance costs and charges for asset disposals. During the year ended December 31, 2017 Poland contributed less than 1% of our consolidated ATM operating revenues.

Alternative payment options. We face indirect competition from alternative payment options, including card-based and mobile phone-based contactless payment technology in all of our markets. Australia and the U.K. have reported increasing rates of contactless payment use. Prior to our acquisition of DCPayments and since our ownership of the Australian component of the business, we have observed declines in transactions at Australian ATMs, as cash-based payments have declined as a percentage of total payments in recent years, with growth in contactless payments appearing to be the primary driver of the decline.

Europay, MasterCard, Visa (“EMV”) security standard and software upgrades in the U.S. The EMV security standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “chip cards.” In October 2016, MasterCard commenced a liability shift for U.S. ATM transactions on EMV-issued cards used at non-EMV compliant ATMs in the U.S. Similarly, in October 2017, Visa commenced a liability shift for all transaction types on all EMV-issued cards in the U.S. In response, we upgraded or replaced nearly all of our

U.S. Company-owned ATMs to deploy additional software to enable additional functionality, enhance security features, and enable the EMV security standard. Due to the significant operational challenges of enabling EMV and other hardware and software enhancements across the majority of our U.S. ATMs, which comprises many types and models of ATMs, together with potential compatibility issues with various processing platforms, we experienced increased downtime at our U.S. ATMs during the first part of 2017. As a result of this downtime, we suffered lost revenues and incurred penalties with certain of our contracts during the first part of 2017. We have also incurred increased charges from networks associated with actual or potentially fraudulent transactions, as we are liable for fraudulent transactions on the MasterCard network and other networks that have adopted the EMV security standard if our ATM was not EMV compliant at the time of the transaction, and any fraudulent transactions were processed. As of December 31, 2017, nearly all of our U.S. Company-owned ATMs were enabled to meet the EMV security standard.

Capital investments. Our capital spending in 2017 included expenditures related to the EMV upgrade requirements, coupled with other factors, including: (i) our strategic initiatives to enhance the consumer experience at our ATMs and drive transaction growth, (ii) a significant number of recent long-term renewals of existing merchant contracts, (iii) certain software and hardware enhancements required to facilitate our strategic initiatives, enhance security, and to continue running supported versions, (iv) other compliance related matters including polymer note introductions, and (v) growth opportunities across our enterprise. We expect a decrease in our capital spending in 2018 from what we incurred in 2016 and 2017.

U.K. planned exit from the European Union (“Brexit”). On March 29, 2017, the U.K. government officially triggered Article 50 of the Treaty on the European Union, which commenced the process for the U.K. to exit the European Union. The ultimate impact of Brexit on our business is unknown; however, one noticeable impact was a substantial devaluation of the British pound relative to the U.S. dollar, leading up to and after the Brexit decision announcement in June 2016. As a result, our reported financial results (in U.S. dollars) were adversely impacted during the year ended December 31, 2017 compared to the same period of 2016. Recently, however, the British pound has recovered value against the U.S. dollar. The U.K. is scheduled to exit the European Union on March 29, 2019.

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

Restructuring Expenses.  During 2017, we initiated a global corporate reorganization and cost reduction initiative (the “Restructuring Plan”), intended to improve our cost structure and operating efficiency. The Restructuring Plan included workforce reductions, facilities closures, contract terminations, and other cost reduction measures. During the year ended December 31, 2017, we incurred $10.4 million of pre-tax expenses related to our Restructuring Plan, including the costs incurred to close our Poland operations.

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

U.S. Tax Reform.  On December 22, 2017, House of Representatives 1 (“H.R. 1”), originally known as the Tax Cuts and Jobs Act (“U.S. Tax Reform”) was enacted and signed into legislation. Under U.S. GAAP, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. As a result of this legislation, during the three months ended December 31, 2017, we provisionally recognized one-time net tax benefits totaling $11.6 million. This amount included an estimated one-time tax benefit of $19.4 million due to the re-measurement of our net deferred tax liabilities, primarily related to the change in the U.S. federal corporate income tax rate from 35% to 21%. Partially offsetting this non-cash book tax benefit, we recognized an estimated one-time tax expense of $7.8 million on our accumulated undistributed foreign earnings pertaining to foreign operations under our U.S. business, which we will elect to pay over an eight-year period. We continue to evaluate the impact of the U.S. Tax Reform on our business. There are many elements of the U.S. Tax Reform that will impact our business. In the near term, due primarily to limitations on the amount of interest expense a U.S. company can deduct, we expect the net impact of this reform to increase our consolidated reported effective tax rate.

Acquisitions. On January 6, 2017, we completed the acquisition of DCPayments, a leading operator of approximately 25,000 ATMs with operations in Australia, New Zealand, Canada, the U.K., and Mexico. In connection with the closing of the acquisition, each DCPayments common share was acquired for Canadian Dollars $19.00 in cash per common share, and we also repaid the outstanding third-party indebtedness of DCPayments, the combined aggregate of which represented a total transaction value of approximately $658 million Canadian Dollars (approximately $495 million U.S. dollars).

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

Cybersecurity trends. We electronically process and transmit cardholder information as part of our transaction processing services.  Companies that process and transmit cardholder information, such as ours, have been specifically and increasingly targeted in recent years by sophisticated criminal organizations in an effort to obtain information and utilize it for fraudulent transactions, and the risk of unauthorized circumvention has been heightened by advances in computer capabilities and increasing sophistication of hackers.  The Company takes a risk-based approach to cybersecurity and in recognition of the growing threat within our industry and the general market place, we proactively make strategic investments in our security infrastructure, technical and procedural controls, and regulatory compliance activities. We also apply the knowledge gained through industry and government organizations to continuously improve our technology, processes and services to detect, mitigate and protect our information. Cybersecurity and the effectiveness of the Company’s cybersecurity strategy are regular topics of discussion at Board meetings.  We expect to continue to focus attention and resources on our security protection protocols, including repairing any system damage and deploying additional personnel, as well as protecting against any potential reputational harm.  The cost to remediate any damages to our information technology systems suffered as a result of a cyber-attack could be significant.  For further discussion of the risks we face in connection with growing cybersecurity trends, see Item 1A. Risk Factors - Security breaches, including the occurrence of a cyber-incident or a deficiency in our cybersecurity, could harm our business by compromising merchant and cardholder information and disrupting our transaction processing services, thus damaging our relationships with our merchant customers, business partners, and generally exposing us to liability; Computer viruses or unauthorized software (malware) could harm our business by disrupting or disabling our transaction processing services, causing noncompliance with network rules, damaging our relationships with our merchant and financial institution customers, and damaging our reputation causing a decrease in transactions by individual cardholders; and Regulatory, legislative or self-regulatory/standard developments regarding privacy and data security matters could adversely affect our ability to conduct our business.

Factors Impacting Comparability Between Periods

•

Foreign currency exchange rates. Our reported financial results are subject to fluctuations in foreign currency exchange rates. We estimate that the year-over-year strengthening in the U.S. dollar relative to the currencies in the markets in which we operate caused our reported total revenues to be lower by approximately $15.7 million, or 1.0%, for the year ended December 31, 2017.

•

Acquisitions and divestitures. The results of operations for any acquired entities during a particular year have been included in our consolidated financial statements for that year since the respective dates of acquisition. Similarly, the results of operations for any divested operations have been excluded from our consolidated financial statements since the dates of divestiture.

•

7-Eleven ATM removal. As discussed above, 7-Eleven in the U.S. accounted for approximately 12.5% of our total revenues during the year ended December 31, 2017. The 7-Eleven ATM placement agreement in the U.S. expired in July 2017, and most of the ATM operations in the U.S. have been transitioned to the new service provider as of December 31, 2017. We expect the transition to be complete during the first quarter of 2018.

Components of Revenues, Cost of Revenues, and Expenses

Revenues

We derive our revenues primarily from providing ATM and automated consumer financial services, bank-branding, surcharge-free network offerings, and sales and services of ATM equipment. We currently classify revenues into two primary categories: (i) ATM operating revenues and (ii) ATM product sales and other revenues.

ATM operating revenues. We present revenues from ATM and automated consumer financial services, bank-branding arrangements, surcharge-free network offerings, and managed services in the ATM operating revenues line item in the accompanying Consolidated Statements of Operations. These revenues include the fees we earn per transaction on our ATMs, fees we earn from bank-branding arrangements and our surcharge-free network offerings, fees we earn on managed services arrangements, and fees earned from providing certain ATM management services. Our revenues from ATM services have increased in recent years as a result of (i) the acquisitions we have completed, (ii) unit expansion with our customer base, (iii) acquisition of new merchant relationships, (iv) expansion of our bank-branding programs, (v) the growth of our Allpoint network, (vi) fee increases at certain locations, and (vii) introduction of new services, such as dynamic currency conversion.

ATM operating revenues primarily consist of the four following components: (i) surcharge revenue, (ii) interchange revenue, (iii) bank-branding and surcharge-free network revenue, and (iv) managed services and processing revenue.

•

Surcharge revenue. A surcharge fee represents a convenience fee paid by the cardholder for making a cash withdrawal from an ATM. Surcharge fees often vary by the arrangement type under which we place our ATMs and can vary widely based on the location of the ATM and the nature of the contracts negotiated with our merchants. Surcharge fees will also vary depending upon the competitive landscape at newly-deployed ATMs, the roll-out of additional bank-branding arrangements, and future negotiations with existing merchant partners. For the ATMs that we own or operate that participate in surcharge-free networks, we do not receive surcharge fees related to withdrawal transactions from cardholders who participate in these networks; rather we receive interchange and bank-branding or surcharge-free network revenues, which are further discussed below. For certain ATMs owned and primarily operated by the merchant, we do not receive any portion of the surcharge but rather the entire fee is earned by the merchant. In the U.K., ATM operators must either operate ATMs on a free-to-use (surcharge-free) or on a pay-to-use (surcharging) basis. On free-to-use ATMs in the U.K., we only earn interchange revenue on withdrawal and other transactions, such as balance inquiries. These fees are paid to us by the cardholder’s financial institution. On our pay-to-use ATMs, we only earn a surcharge fee on withdrawal transactions and no interchange is paid to us by the cardholder’s financial institution, except for non-cash withdrawal transactions, such as balance inquiries, for which interchange is paid to us by the cardholder’s financial institution. In Germany, we collect a surcharge fee on withdrawal transactions but generally do not receive interchange revenue. In Mexico, surcharge fees are generally similar to those charged in the U.S., except for ATMs that dispense U.S. dollars, where we charge an additional foreign currency exchange convenience fee. In Canada, surcharge fees are comparable to those charged in the U.S. and we also earn an interchange fee that is paid to us by the cardholder’s financial institution. As a result of our 2017 acquisitions, we now earn surcharge fees in Australia and New Zealand.

•

Interchange revenue. An interchange fee is a fee paid by the cardholder’s financial institution for its customer’s use of an ATM owned by another operator and for the EFT network charges to transmit data between the ATM and the cardholder’s financial institution. We typically receive a majority of the interchange fee paid by the cardholder’s financial institution, with the remaining portion being retained by the EFT network. In the U.S., interchange fees are earned not only on cash withdrawal transactions but on any ATM transaction, including balance inquiries, transfers, and surcharge-free transactions. We also earn interchange revenues on all transactions occurring on our Allpoint network and on bank-branded transactions. See further discussion below regarding bank-branding and surcharge-free network revenues. In the U.K., interchange fees are earned on all ATM transactions other than pay-to-use cash withdrawals. Nearly all of our interchange revenues in the U.K. are generated over the LINK network. In Germany, our primary revenue source is surcharge fees paid by ATM users. Currently, we do not receive interchange revenue from transactions in Mexico due to rules promulgated by the Central Bank of Mexico, which became effective in May 2010. In Canada, interchange fees are determined by Interac, the interbank network in Canada, and have remained at a constant rate over the past few years. We also now earn interchange revenues on certain transactions in Australia, New Zealand, and South Africa as a result of our 2017 acquisitions.

•

Bank-branding and surcharge-free network revenues. Under a bank-branding arrangement, ATMs that are owned and operated by us are branded with the logo of the branding financial institution. The financial institution’s customers have access to use those bank-branded ATMs without paying a surcharge fee, and in exchange for the value associated with displaying the brand and providing surcharge-free access to their cardholders, the financial institution typically pays us a monthly per ATM fee. Historically, this type of bank-branding arrangement has resulted in an increase in transaction levels at bank-branded ATMs, as existing customers continue to use the ATMs and cardholders of the branding financial institution are attracted by the service. Additionally, although we forego the surcharge fee on transactions by the branding financial institution’s customers, we continue to earn interchange fees on those transactions, together with the monthly bank-branding fee, and sometimes experience an increase in surcharge-bearing transactions from customers who are not cardholders of the branding financial institution but prefer to use the bank-branded ATM. In some instances, we have branded an ATM with more than one financial institution. Doing this has allowed us to serve more cardholders on a surcharge-free basis, and in doing so, drive more traffic to our retail sites. Based on these factors, we believe a bank-branding arrangement can substantially increase the profitability of an ATM versus operating the same machine without a consumer brand. Fees paid for bank-branding vary widely within our industry, as well as within our own operations, depending on the ATM location, financial institutions operating in the area, and other factors. Regardless, we typically set bank-branding fees at levels that more than offset our anticipated lost surcharge revenue.

Under the Allpoint network, financial institutions that participate in the network pay us either a fixed monthly fee per cardholder or a fixed fee per transaction in exchange for us providing their cardholders with surcharge-free ATM access to our large network of ATMs. These fees are meant to compensate us for the lack of surcharge revenues. Although we forego surcharge revenues on those transactions, we continue to earn interchange revenues at a per transaction rate that is usually set by Allpoint. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and EBT cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to the Allpoint’s participating ATM network.

The interchange fees paid to us by both our bank-branding and Allpoint customers are earned on a per transaction basis and are included within the interchange revenue category.

•

Managed services revenue. Under a managed service arrangement, we offer ATM-related services depending on the needs of our customers, including monitoring, maintenance, cash management, cash delivery, customer service, transaction processing, and other services. Our customers, who include retailers and financial institutions, may also at times request that we own the ATMs. Under a managed services arrangement, all of the surcharge and interchange fees are earned by our customer, whereas we typically receive a fixed management fee per ATM and/or a fixed fee per transaction in return for providing agreed-upon service or suite of services. Managed services arrangements allow our customers to have greater flexibility to control the profitability per ATM by managing the surcharge fee. For financial institutions, we have recently expanded our services and now provide managed service solutions for both their on-branch and off-branch ATMs. Currently, we offer managed services in the U.S., Canada, and Australia.

•

Other revenue. In addition to the above, we also earn ATM operating revenues from transaction processing for third party ATM operators, advertising revenues, professional services, and other fees. The Company typically recognizes these revenues as the services are provided and the revenues earned.

The following table presents the components of our total ATM operating revenues:

	Year Ended
	December 31,
	2017	2016	2015
Surcharge revenue	45.7%	40.1%	40.9%
Interchange revenue	32.7	37.3	37.3
Bank-branding and surcharge-free network revenues	13.2	15.7	15.3
Other revenues, including managed services	8.4	6.9	6.5
Total ATM operating revenues	100.0%	100.0%	100.0%

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

•

Repairs and maintenance. Depending on the type of arrangement with the merchant, we may be responsible for first and/or second line maintenance for the ATM. In most of our markets, we generally use third-parties with national operations to provide these services. In the U.K., Australia, Canada, and South Africa, we maintain in-house technicians to service our ATMs, and those costs are reported in the Other expenses line item described below.

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

•

Other expenses. Other expenses primarily consist of direct operations expenses, which are costs associated with managing our ATM network, including expenses for monitoring the ATMs, program managers, technicians, cash ordering and forecasting personnel, cash-in-transit and maintenance engineers (principally in the U.K., Canada, and Australia), and customer service representatives.

•

Cost of ATM product sales. In connection with the sale of ATM and ATM-related equipment to merchants and distributors, we incur costs associated with purchasing the ATM equipment from manufacturers, as well as delivery and installation expenses. Additionally, this category includes costs related to providing maintenance services to third-party customers in the U.K.

The following table presents the components of our total cost of ATM operating revenues:

	Year Ended
	December 31,
	2017	2016	2015
Merchant commissions	50.3%	47.3%	47.7%
Vault cash rental	8.1	9.3	9.6
Other costs of cash	10.0	10.3	9.9
Repairs and maintenance	8.7	9.7	9.6
Communications	4.0	4.1	4.3
Transaction processing	2.4	2.1	2.1
Stock-based compensation	0.1	0.1	0.2
Employee costs	8.4	8.7	9.6
Other expenses	8.0	8.4	7.0
Total cost of ATM operating revenues	100.0%	100.0%	100.0%

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

Other operating expenses

Our Other operating expenses include selling, general, and administrative expenses related to salaries, benefits, advertising and marketing, professional services, and overhead. Acquisition and divestiture-related expenses, redomicile-related expenses, restructuring expenses, depreciation and accretion of the ATMs, ATM-related assets, and other assets that we own, amortization of our acquired merchant and bank-branding contracts/relationships, and other amortizable intangible assets are also components of our Other operating expenses. We depreciate our ATMs and ATM-related equipment on a straight-line basis over the estimated life of such equipment and amortize the value of acquired intangible assets over the estimated lives of such assets.

Results of Operations

The following table reflects line items from the accompanying Consolidated Statements of Operations as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Year Ended
	December 31,
	2017		2016		2015
Revenues:
ATM operating revenues	$1,451,372	96.3%	$1,212,863	95.9%	$1,134,021	94.5%
ATM product sales and other revenues	56,227	3.7	52,501	4.1	66,280	5.5
Total revenues	1,507,599	100.0	1,265,364	100.0	1,200,301	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below. See Note 1(d))	951,670	63.1	768,200	60.7	720,925	60.1
Cost of ATM product sales and other revenues	47,450	3.1	45,887	3.6	62,012	5.2
Total cost of revenues	999,120	66.3	814,087	64.3	782,937	65.2
Operating expenses:
Selling, general, and administrative expenses	174,237	11.6	153,782	12.2	140,501	11.7
Redomicile-related expenses	782	0.1	13,747	1.1	—	—
Restructuring expenses	10,354	0.7	—	—	—	—
Acquisition and divestiture-related expenses	18,917	1.3	9,513	0.8	27,127	2.3
Goodwill and intangible asset impairment	194,521	12.9	—	—	—	—
Depreciation and accretion expense	122,036	8.1	90,953	7.2	85,030	7.1
Amortization of intangible assets	57,866	3.8	36,822	2.9	38,799	3.2
Loss (gain) on disposal and impairment of assets	33,275	2.2	81	—	(14,010)	(1.2)
Total operating expenses	611,988	40.6	304,898	24.1	277,447	23.1
(Loss) income from operations	(103,509)	(6.9)	146,379	11.6	139,917	11.7
Other expense:
Interest expense, net	35,036	2.3	17,360	1.4	19,451	1.6
Amortization of deferred financing costs and note discount	12,574	0.8	11,529	0.9	11,363	0.9
Other expense (income)	3,524	0.2	2,958	0.2	3,780	0.3
Total other expense	51,134	3.4	31,847	2.5	34,594	2.9
(Loss) income before income taxes	(154,643)	(10.3)	114,532	9.1	105,323	8.8
Income tax (benefit) expense	(9,292)	(0.6)	26,622	2.1	39,342	3.3
Net (loss) income	(145,351)	(9.6)	87,910	6.9	65,981	5.5
Net (loss) income attributable to noncontrolling interests	(1)	—	(81)	—	(1,099)	(0.1)
Net (loss) income attributable to controlling interests and available to common shareholders	$(145,350)	(9.6)%	$87,991	7.0%	$67,080	5.6%

(1)

Excludes effects of depreciation, accretion, and amortization of intangible assets of $148.0 million, $107.5 million, and $103.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. See Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting Policies - (d) Cost of ATM Operating Revenues Presentation. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 9.8%, 8.5%, and 8.6% for the years ended December 31, 2017, 2016, and 2015, respectively.

(2)	Includes share-based compensation expense of $13.9 million, $20.6 million, and $18.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

.

Key Operating Metrics

The following table reflects certain key measures that management uses to gauge our operating performance for the periods indicated, including the effect of the acquisitions:

	Year Ended
	December 31,
	2017	% Change	2016

Average number of transacting ATMs:
North America	51,472	13.6%	45,311
Europe & Africa	25,678	47.2	17,445
Australia & New Zealand	8,752	n/m	—
Total Company-owned	85,902	36.9	62,756
North America (1)	15,141	(2.8)	15,575
Europe & Africa	616	n/m	—
Australia & New Zealand	103	n/m	—
Total Merchant-owned	15,860	1.8	15,575
Average number of transacting ATMs – ATM operations	101,762	29.9	78,331

Managed Services and Processing:
North America	130,687	8.8	120,119
Australia & New Zealand	1,883	n/m	—
Average number of transacting ATMs – Managed services and processing	132,570	10.4	120,119

Total average number of transacting ATMs	234,332	18.1	198,450

Total transactions (in thousands):
ATM operations	1,495,586	10.1	1,358,409
Managed services and processing, net	1,057,999	51.2	699,681
Total transactions	2,553,585	24.1	2,058,090

Total cash withdrawal transactions (in thousands):
ATM operations	956,919	12.8	848,394

Per ATM per month amounts (excludes managed services and processing):
Cash withdrawal transactions	784	(13.2)	903

ATM operating revenues (2)	$1,107	(9.3)	$1,221
Cost of ATM operating revenues (2)(3)	739	(4.9)	777
ATM adjusted operating gross profit (2) (3)	$368	(17.1)%	$444

ATM adjusted operating gross profit margin (2) (3)	33.2%		36.4%

(1)	Certain ATMs previously reported in this category are now included in the United States: Managed services and processing and United States: Company-owned categories.
(2)	ATM operating revenues and Cost of ATM operating revenues relating to managed services, processing, ATM equipment sales, and other ATM-related services are not included in this calculation.
(3)

Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is presented separately in the accompanying Consolidated Statements of Operations. See Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting Policies - (d) Cost of ATM Operating Revenues Presentation.

The following table reflects certain key measures that management uses to gauge our operating performance for the periods indicated, excluding the effect of the acquisitions:

	Year Ended
	December 31,
	2017	% Change	2016

Average number of transacting ATMs:
North America	44,330	(2.2)%	45,311
Europe & Africa	18,221	4.4	17,445
Total Company-owned	62,551	(0.3)	62,756
North America (1)	12,216	(21.6)	15,575
Total Merchant-owned	12,216	(21.6)	15,575
Average number of transacting ATMs – ATM operations	74,767	(4.5)	78,331

Managed Services and Processing:
North America	129,345	7.7	120,119
Average number of transacting ATMs – Managed services and processing	129,345	7.7	120,119

Total average number of transacting ATMs	204,112	2.9	198,450

Total transactions (in thousands):
ATM operations	1,317,111	(3.0)	1,358,409
Managed services and processing, net	690,095	(1.4)	699,681
Total transactions	2,007,206	(2.5)	2,058,090

Total cash withdrawal transactions (in thousands):
ATM operations	814,253	(4.0)	848,394

Per ATM per month amounts (excludes managed services and processing):
Cash withdrawal transactions	908	0.6	903

ATM operating revenues (2)	$1,228	0.6	$1,221
Cost of ATM operating revenues (2)(3)	798	2.7	777
ATM adjusted operating gross profit (2) (3)	$430	(3.2)%	$444

ATM operating gross profit margin (2) (3)	35.0%		36.4%

(1)	Certain ATMs previously reported in this category are now included in the United States: Managed services and processing and United States: Company-owned categories.
(2)	ATM operating revenues and Cost of ATM operating revenues relating to managed services, processing, ATM equipment sales, and other ATM-related services are not included in this calculation.
(3)

Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is reported separately in the accompanying Consolidated Statements of Operations. See Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting Policies – (d) Cost of ATM Operating Revenues Presentation.

.

Revenues

	Year Ended
	December 31,
	2017	% Change	2016	% Change	2015
	(In thousands, excluding percentages)
North America
ATM operating revenues	$932,962	8.3%	$861,339	8.0%	$797,809
ATM product sales and other revenues	47,424	0.8	47,058	25.4	37,541
North America total revenues	980,386	7.9	908,397	8.7	835,350
Europe & Africa
ATM operating revenues	396,229	9.5	361,967	4.5	346,347
ATM product sales and other revenues	8,603	58.1	5,443	(81.1)	28,739
Europe & Africa total revenues	404,832	10.2	367,410	(2.0)	375,086
Australia & New Zealand
ATM operating revenues	132,581	n/m	—	n/m	—
ATM product sales and other revenues	331	n/m	—	n/m	—
Australia & New Zealand total revenues	132,912	n/m	—	n/m	—

Eliminations	(10,531)	0.8	(10,443)	3.0	(10,135)

Total ATM operating revenues	1,451,372	19.7	1,212,863	7.0	1,134,021
Total ATM product sales and other revenues	56,227	7.1	52,501	(20.8)	66,280
Total revenues	$1,507,599	19.1%	$1,265,364	5.4%	$1,200,301

ATM operating revenues. ATM operating revenues during the years ended December 31, 2017 and 2016 increased  $238.5 million and $78.8 million, respectively, compared to the prior years. The following tables detail, by segment, the changes in the various components of ATM operating revenues for the periods indicated:

	Year Ended
	December 31,
	2017	2016	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$442,271	$383,610	$58,661	15.3%
Interchange revenues	197,042	202,462	(5,420)	(2.7)
Bank-branding and surcharge-free network revenues	191,016	190,206	810	0.4
Managed services revenues	49,727	33,491	16,236	48.5
Other revenues	52,906	51,570	1,336	2.6
North America total ATM operating revenues	932,962	861,339	71,623	8.3
Europe & Africa
Surcharge revenues	113,052	102,619	10,433	10.2
Interchange revenues	272,502	250,274	22,228	8.9
Other revenues	10,675	9,074	1,601	17.6
Europe & Africa total ATM operating revenues	396,229	361,967	34,262	9.5
Australia & New Zealand
Surcharge revenues	108,224	—	108,224	n/m
Interchange revenues	4,416	—	4,416	n/m
Bank-branding and surcharge-free network revenues	86	—	86	n/m
Managed services revenues	15,024	—	15,024	n/m
Other revenues	4,831	—	4,831	n/m
Australia & New Zealand total ATM operating revenues	132,581	—	132,581	n/m
Eliminations	(10,400)	(10,443)	43	(0.4)
Total ATM operating revenues	$1,451,372	$1,212,863	$238,509	19.7%

	Year Ended
	December 31,
	2016	2015	Change	% Change

	(In thousands, excluding percentages)
North America
Surcharge revenues	$383,610	$357,549	$26,061	7.3%
Interchange revenues	202,462	189,745	12,717	6.7
Bank-branding and surcharge-free network revenues	190,206	172,965	17,241	10.0
Managed services revenues	33,491	34,432	(941)	(2.7)
Other revenues	51,570	43,118	8,452	19.6
North America total ATM operating revenues	861,339	797,809	63,530	8.0
Europe
Surcharge revenues	102,619	106,769	(4,150)	(3.9)
Interchange revenues	250,274	233,103	17,171	7.4
Other revenues	9,074	6,475	2,599	40.1
Europe total ATM operating revenues	361,967	346,347	15,620	4.5
Eliminations	(10,443)	(10,135)	(308)	3.0
Total ATM operating revenues	$1,212,863	$1,134,021	$78,842	7.0

North America. During the year ended December 31, 2017, our ATM operating revenues in our North America operations, which includes our operations in the U.S., Canada, Mexico, and Puerto Rico, increased $71.6 million compared to the prior year. This increase was primarily attributable to higher revenue in Canada and Mexico resulting from the DCPayments acquisition. The revenue increase was partially offset by the loss of 7-Eleven in the U.S. We estimate that the loss of 7-Eleven, beginning in July 2017, negatively impacted ATM operating revenues by approximately $36.7 million, when compared to the same period of the prior year.

During the year ended December 31, 2016, our ATM operating revenues in North America increased $63.5 million compared to the prior year.  This increase was primarily attributable to a combination of recent acquisitions and organic growth in the U.S. The increases were driven by (i) surcharge and interchange revenues primarily as a result of an acquisition completed in early 2016, (ii) an increase in bank-branding and surcharge-free network revenues, resulting primarily from the continued growth of participating financial institutions and participation in our Allpoint network, and (iii) slightly higher per transaction surcharge rates. Our Canada and Mexico operations did not contribute appreciably to our revenue growth during the period.

For additional information related to recent trends that have impacted, and may continue to impact, the revenues from our North America operations, see Developing Trends and Recent Events - Withdrawal transaction and revenue trends - U.S. above.

Europe & Africa. During the year ended December 31, 2017, our ATM operating revenues in our Europe & Africa operations, which includes our operations in the U.K., Ireland, Germany, Spain, South Africa, and the recently exited Poland, as well as i-design, increased by $34.3 million compared to the prior year. Our ATM operating revenues would have been higher by approximately $16.1 million, or an additional 4.1%, absent adverse foreign currency exchange rate movements relative to 2016.  Excluding the foreign currency exchange rate movements, the increase was primarily attributable to the Spark (South Africa) and DCPayments (the U.K. component of the business) acquisitions, as well as organic ATM operating revenue growth, driven by an increase in the number of transacting ATMs related to recent ATM placement agreements with new merchants, partially offset by lower same-store transactions in the U.K. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

During the year ended December 31, 2016, our ATM operating revenues in our Europe operations increased by $15.6 million compared to the prior year. The increase was attributable to strong organic ATM operating revenue growth, driven by an increase in the number of transacting ATMs related to recent ATM placement agreements with new merchants, higher interchange rates in the U.K., and to a lesser extent, acquisition related growth. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

For additional information related to recent trends that have impacted, and may continue to impact, the revenues from our Europe operations, see Developing Trends and Recent Events - Withdrawal transaction and revenue trends - U.K. above.

Australia & New Zealand. During the year ended December 31, 2017, our ATM operating revenues in our Australia & New Zealand segment were $132.6 million, all of which was attributable to the DCPayments acquisition, as we did not previously have operations in Australia or New Zealand. The DCPayments acquisition was completed on January 6, 2017, and our results for the year ended December 31, 2017 reflect the ATM operating revenues from this date.

ATM product sales and other revenues. During the year ended December 31, 2017, our ATM product sales and other revenues increased $3.7 million compared to the prior year. The increase was primarily related to additional equipment sales in our North America and Europe & Africa segments, driven by the DCPayments acquisition and their impact on Canada and the U.K.

During the year ended December 31, 2016, our ATM product sales and other revenues decreased $13.8 million compared to the prior year. This decrease was primarily attributable to our 2015 divestiture of the retail cash-in-transit component of the previously acquired Sunwin business in the U.K., which was included in our 2015 financial results.

Cost of Revenues (exclusive of depreciation, accretion, and amortization of intangible assets)

	Year Ended
	December 31,
	2017	% Change	2016	% Change	2015
	(In thousands, excluding percentages)
North America
Cost of ATM operating revenues	$618,379	13.1%	$546,544	10.5%	$494,423
Cost of ATM product sales and other revenues	39,775	(12.9)	45,646	21.4	37,590
North America total cost of revenue	658,154	11.1	592,190	11.3	532,013
Europe & Africa
Cost of ATM operating revenues	244,647	5.8	231,223	(1.8)	235,467
Cost of ATM product sales and other revenues	5,472	n/m	241	n/m	24,422
Europe & Africa total cost of revenues	250,119	8.1	231,464	(10.9)	259,889
Australia & New Zealand
Cost of ATM operating revenues	94,147	n/m	—	n/m	—
Cost of ATM product sales and other revenues	2,326	n/m	—	n/m	—
Australia & New Zealand total cost of revenues	96,473	n/m	—	n/m	—
Corporate
Corporate total cost of revenues	1,146	31.0	875	(28.2)	1,218

Eliminations	(6,772)	(35.1)	(10,442)	2.5	(10,184)

Cost of ATM operating revenues	951,670	23.9	768,200	6.6	720,924
Cost of ATM product sales and other revenues	47,450	3.4	45,887	(26.0)	62,012
Total cost of revenues	$999,120	22.7%	$814,087	4.0%	$782,936

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) for the years ended December 31, 2017 and 2016, respectively, increased  $183.5 million and $47.3 million, compared to the prior years. The following tables detail, by segment, changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) for the periods indicated:

	Year Ended
	December 31,
	2017	2016	Change	% Change
	(In thousands, excluding percentages)
Cost of ATM operating revenues
North America
Merchant commissions	$317,535	$266,050	$51,485	19.4%
Vault cash rental	54,911	60,724	(5,813)	(9.6)
Other costs of cash	69,516	63,217	6,299	10.0
Repairs and maintenance	60,718	56,988	3,730	6.5
Communications	21,162	21,143	19	0.1
Transaction processing	8,270	6,840	1,430	20.9
Employee costs	33,340	29,311	4,029	13.7
Other expenses	52,927	42,271	10,656	25.2
North America total cost of ATM operating revenues	618,379	546,544	71,835	13.1
Europe & Africa
Merchant commissions	106,522	97,611	8,911	9.1
Vault cash rental	13,603	10,349	3,254	31.4
Other costs of cash	17,057	15,640	1,417	9.1
Repairs and maintenance	14,142	17,315	(3,173)	(18.3)
Communications	12,032	10,236	1,796	17.5
Transaction processing	17,224	17,810	(586)	(3.3)
Employee costs	40,589	37,755	2,834	7.5
Other expenses	23,478	24,507	(1,029)	(4.2)
Europe & Africa total cost of ATM operating revenues	244,647	231,223	13,424	5.8
Australia & New Zealand
Merchant commissions	54,449	—	54,449	n/m
Vault cash rental	8,987	—	8,987	n/m
Other costs of cash	8,828	—	8,828	n/m
Repairs and maintenance	8,188	—	8,188	n/m
Communications	4,583	—	4,583	n/m
Transaction processing	2,447	—	2,447	n/m
Employee costs	5,575	—	5,575	n/m
Other expenses	1,090	—	1,090	n/m
Australia & New Zealand total cost of ATM operating revenues	94,147	—	94,147	n/m
Corporate	1,146	875	271	31.0
Eliminations	(6,649)	(10,442)	3,793	(36.3)
Total cost of ATM operating revenues	$951,670	$768,200	$183,470	23.9%

	Year Ended
	December 31,
	2016	2015	Change	% Change
	(In thousands, excluding percentages)
Cost of ATM operating revenues
North America
Merchant commissions	$266,050	$243,908	$22,142	9.1%
Vault cash rental	60,724	56,716	4,008	7.1
Other costs of cash	63,217	57,613	5,604	9.7
Repairs and maintenance	56,988	48,819	8,169	16.7
Communications	21,143	19,934	1,209	6.1
Transaction processing	6,840	6,252	588	9.4
Employee costs	29,311	25,429	3,882	15.3
Other expenses	42,271	35,752	6,519	18.2
North America total cost of ATM operating revenues	546,544	494,423	52,121	10.5
Europe
Merchant commissions	97,611	99,630	(2,019)	(2.0)
Vault cash rental	10,349	12,347	(1,998)	(16.2)
Other costs of cash	15,640	14,074	1,566	11.1
Repairs and maintenance	17,315	20,086	(2,771)	(13.8)
Communications	10,236	11,212	(976)	(8.7)
Transaction processing	17,810	17,449	361	2.1
Employee costs	37,755	43,929	(6,174)	(14.1)
Other expenses	24,507	16,740	7,767	46.4
Europe total cost of ATM operating revenues	231,223	235,467	(4,244)	(1.8)
Corporate	875	1,219	(344)	(28.2)
Eliminations	(10,442)	(10,184)	(258)	2.5
Total cost of ATM operating revenues	$768,200	$720,925	$47,275	6.6%

North America. During the year ended December 31, 2017, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $71.8 million compared to the prior year. The increase was attributable to the following: (i) incremental costs in Canada and Mexico resulting from the DCPayments acquisition, (ii) higher other cost of cash in the U.S. driven by charges from networks associated with suspected fraudulent transactions following the EMV liability shift on the MasterCard network, (iii) higher maintenance costs in the U.S. related primarily to recent software upgrades at certain Company-owned ATMs, and (iv) higher merchant commission expense associated with our recent contract renewals. These increases were partially offset by a decrease in vault cash rental expense in the U.S. as a result of vault cash interest savings associated with lower fixed rates and notional amounts outstanding on our interest rate swaps. Additionally, as the ATMs at 7-Eleven locations were removed during the latter part of 2017, our operating expenses associated with these locations were reduced.

During the year ended December 31, 2016, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $52.1 million compared to the prior year. The increase was driven primarily by revenue growth, including an acquisition in early 2016, and higher merchant commissions expense associated with contract renewals.

Europe & Africa. During the year ended December 31, 2017, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased  $13.4 million compared to the prior year. Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $23.5 million, or 10%. The increase is consistent with the increase in ATM operating revenues (also on a constant-currency basis) during the period. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below. Excluding the foreign currency exchange rate movements, the increase was fairly consistent with the increase in revenues (also on a constant-currency basis) during the period. Additionally, we continued to realize operational efficiencies across our maintenance and cash replenishment functions.

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

Australia & New Zealand. For the year ended December 31, 2017, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our Australia & New Zealand segment were $94.1 million, all of which was attributable to the DCPayments acquisition, as we did not previously have operations in Australia or New Zealand. The DCPayments acquisition was completed on January 6, 2017, and our results for the year ended December 31, 2017 reflect the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) from this date.

Cost of ATM product sales and other revenues. During the year ended December 31, 2017, our cost of ATM product sales and other revenues increased  $1.6 million compared to the prior year. This increase was consistent with the increase in related revenues as discussed above.

During the year ended December 31, 2016, our cost of ATM product sales and other revenues decreased $16.1 million. This decrease was  also consistent with the decrease in related revenues, as discussed above.

Selling, General, and Administrative Expenses

	Year Ended
	December 31,
	2017	% Change	2016	% Change	2015
	(In thousands, excluding percentages)
Selling, general, and administrative expenses	$160,385	20.4%	$133,227	9.0%	$122,265
Share-based compensation expense	13,852	(32.6)	20,555	12.7	18,236
Total selling, general, and administrative expenses	$174,237	13.3%	$153,782	9.5%	$140,501

Percentage of total revenues:
Selling, general, and administrative expenses	10.6%		10.5%		10.2%
Share-based compensation expense	0.9		1.6		1.5
Total selling, general, and administrative expenses	11.6%		12.2%		11.7%

Selling, general, and administrative expenses (“SG&A expenses”), excluding share-based compensation. SG&A expenses, excluding share-based compensation, increased  $27.2 million during the year ended December 31, 2017 compared to the prior year. The increase was primarily driven by additional SG&A expenses associated with the acquisitions completed during 2017, partially offset by the savings derived from our Restructuring Plan.

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

Share-based compensation. Share-based compensation decreased  $6.7 million during the year ended December 31, 2017 compared to the prior year, partially attributable to a higher level of forfeitures during the period as a result of our Restructuring Plan and the associated employee terminations. The employee terminations resulted in the net reversal of $1.5 million in share-based compensation expense during the three months ended March 31, 2017. Additionally, we recognized a lower estimated level of payout for the performance-based share awards in 2017 compared to the prior year.

Share-based compensation increased $2.3 million during the year ended December 31, 2016 compared to the prior year, due to the timing and amount of grants made during the applicable periods and higher than anticipated company performance relative to targets for performance-based awards in 2016. For additional information related to equity awards, see Item 8. Financial Statements and Supplementary Data, Note 3. Share-Based Compensation.

Redomicile-related Expenses

Redomicile-related expenses. As a result of the Redomicile Transaction, we incurred $0.8 million and $13.7 million in redomicile-related expenses during the years ended December 31, 2017 and 2016, respectively. For additional information, see Developing Trends and Recent Events - Redomicile to the U.K. above.

Restructuring Expenses

Restructuring expenses. During 2017, the Company initiated a Restructuring Plan intended to improve its cost structure and operating efficiency. The Restructuring Plan included workforce reductions, facilities closures, and other cost reduction measures.

During the three months ended March 31, 2017, the Company incurred $8.2 million of pre-tax expenses related to the Restructuring Plan. These expenses included employee severance costs of $8.0 million and an immaterial amount of lease termination costs. During the three months ended December 31, 2017, the Company amended the Restructuring Plan and recognized an additional $2.2 million of pre-tax expenses primarily related to our previously announced wind down of operations in Poland. These costs are reflected in the Restructuring expenses line item in the accompanying Consolidated Statements of Operations and include contract termination costs related to our merchant, bank sponsorship, lease and other agreements as well as employee severance costs. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting – (f) Restructuring Expenses.

Acquisition and Divestiture-related Expenses

	Year Ended
	December 31,
	2017	% Change	2016	% Change	2015
	(In thousands, excluding percentages)
Acquisition and divestiture-related expenses	$18,917	98.9%	$9,513	(64.9)%	$27,127

Percentage of total revenues	1.3%		0.8%		2.3%

Acquisition and divestiture-related expenses. Acquisition and divestiture-related expenses increased  $9.4 million during the year ended December 31, 2017 compared to the prior year. This increase was driven by the professional services and other costs associated with the completion and integration of the acquisitions completed during January 2017.

Acquisition and divestiture-related expenses decreased $17.6 million during the year-ended December 31, 2016 compared 2015. Acquisition and divestiture expenses in 2015 included significant costs incurred associated with our retail cash-in-transit divestiture in the U.K. and the CDS acquisition. The 2016 amounts relate to professional fees associated with the acquisitions completed in early 2017 and employee severance costs associated with the divestiture.

During 2015, we completed the acquisition of CDS and the divestiture of a portion of the Sunwin business in the U.K., both of which drove a significant amount of acquisition and divestiture-related expenses in that year, together with some integration-related costs associated with our 2014 acquisition of Sunwin.

For additional information, see Developing Trends and Recent Events - Acquisitions and Developing Trends and Recent Events - Divestitures above.

Goodwill and Intangible Asset Impairment

Goodwill and intangible asset impairment. In September 2017, as a result of an unexpected event in Australia whereby the four largest Australian banks removed direct charges to all users at their ATMs, we recognized $140.0 million and $54.5 million in impairment charges to reduce the carrying values of goodwill and intangible assets, respectively, associated with our Australia & New Zealand segment. For additional information related to this unexpected market shift in Australia and the results of our testing as of December 31, 2017, see Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting – (l) Intangible Assets Other than Goodwill and (m) Goodwill.

Depreciation and Accretion Expense

	Year Ended
	December 31,
	2017	% Change	2016	% Change	2015
	(In thousands, excluding percentages)
Depreciation and accretion expense	$122,036	34.2%	$90,953	7.0%	$85,030

Percentage of total revenues	8.1%		7.2%		7.1%

Depreciation and accretion expense. For the year ended December 31, 2017, depreciation and accretion expense increased $31.1 million, or 34.2%, compared to the prior year. This increase was primarily driven by the assets we acquired in the acquisitions completed during January 2017, and to a lesser extent, incremental depreciation expense associated with our recent U.S. ATM upgrades and replacements.

Depreciation and accretion expense increased $5.9 million during the year ended December 31, 2016 compared to the prior year, primarily attributable to increased deployment of new and replacement Company-owned ATMs and acquisitions in recent periods.

Amortization of Intangible Assets

	Year Ended
	December 31,
	2017	% Change	2016	% Change	2015
	(In thousands, excluding percentages)
Amortization of intangible assets	$57,866	57.2%	$36,822	(5.1)%	$38,799

Percentage of total revenues	3.8%		2.9%		3.2%

Amortization of intangible assets. The increase in amortization of intangible assets of $21.0 million for the year ended December 31, 2017 compared to the prior year, was driven by the additional intangible assets that were recognized in connection with the acquisitions completed during January 2017.

The slight decrease in amortization of intangible assets of $2.0 million for the year ended December 31, 2016 compared to the prior year, was primarily attributable to certain assets becoming fully amortized during 2015.

Loss (Gain) on Disposal and Impairment of Assets

	Year Ended
	December 31,
	2017	% Change	2016	% Change		2015
	(In thousands, excluding percentages)
Loss (gain) on disposal and impairment of assets	$33,275	n/m	$81	n/m	%	$(14,010)

Percentage of total revenues	2.2%		—%			(1.2)%

Loss (gain) on disposal and impairment of assets. For the year ended December 31, 2017, the loss on disposal and impairment of assets was $33.3 million. The increase relative to the prior periods was primarily a result of an unexpected market shift in Australia following the announcement by the country’s four largest banks that they will remove direct charges to all consumers at their ATMs. Following this announcement, we recognized $21.5 million in impairment charges to reduce the carrying values of certain long-lived assets and adjust the inventory associated with our Australia & New Zealand segment to its estimated net realizable value. For additional information related to this unexpected market shift in Australia, see Item 1. Financial Statements, Note 1. Basis of Presentation and Summary of Significant Accounting – (l) Intangibles Assets Other Than Goodwill and (m) Goodwill. During 2017, we also identified certain assets that we assessed as likely to be abandoned or are no longer capable of recovering their carrying values and recognized an additional $11.8 million in asset impairment and disposal charges, primarily in our U.S. business.

The net gain on disposal of assets for the year ended December 31, 2015 is primarily related to a net pre-tax gain of $16.6 million recognized on the divestiture of our non-core business components in the U.K. completed in the year ended December 31, 2015.

Interest Expense, net

	Year Ended
	December 31,
	2017	% Change	2016	% Change	2015
	(In thousands, excluding percentages)
Interest expense, net	$35,036	101.8%	$17,360	(10.8)%	$19,451
Amortization of deferred financing costs and note discount	12,574	9.1	11,529	1.5	11,363
Total interest expense, net	$47,610		$28,889		$30,814

Percentage of total revenues	3.2%		2.3%		2.6%

Interest expense, net.  Interest expense, net, increased  $17.7 million during the year ended December 31, 2017, compared to the prior year. The increase in interest expense was attributable to the incremental outstanding borrowings that were necessary to fund the acquisitions completed during January 2017. For additional information related to our outstanding borrowings, see Item 8. Financial Statements and Supplementary Data, Note 10. Long-Term Debt.

Amortization of deferred financing costs and note discount. Amortization of deferred financing costs and note discount during the year ended December 31, 2017, was up slightly from the prior year related to additional financing costs incurred in 2017, which are being amortized over the life of the instrument.

For additional information, see Item 8. Financial Statements and Supplementary Data, Note 10. Long-Term Debt.

Income Tax Expense

	Year Ended
	December 31,
	2017	% Change	2016	% Change	2015
	(In thousands, excluding percentages)
Income tax (benefit) expense	$(9,292)	(134.9)%	$26,622	(32.3)%	$39,342

Effective tax rate	6.0%		23.2%		37.4%

Income tax expense. The decrease in income tax expense, compared to the prior year, is attributable to a combination of 1) the U.S. Tax Reform benefit of $11.6 million, 2) the excess tax benefit related to stock compensation, and 3) the mix of earnings across jurisdictions, and is partially offset by the establishment of a valuation allowance related to Australian deferred tax assets of $6.4 million. The goodwill impairment in Australia recognized during the period ending September 30, 2017, was not deductible for income tax purposes, and as a result, there was no tax benefit recognized from the impairment. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting – (l) Intangible Assets Other Than Goodwill, (m) Goodwill, and Note 18.  Income Taxes.

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, Adjusted EBITA, Adjusted Net Income, Adjusted Net Income per diluted share, Free Cash Flow, and certain financial results prepared in accordance with U.S. GAAP, as well as non-GAAP measures on a constant-currency basis represent non-GAAP financial measures provided as a complement to financial results prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures reported by other companies. We use these non-GAAP financial measures in managing and measuring the performance of our business, including setting and measuring incentive based compensation for management. We believe that the presentation of these measures and the identification of notable, non-cash, and/or (if applicable in a particular period) certain costs not anticipated to occur in future periods enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years. Adjusted EBITDA and Adjusted EBITA excludes amortization of intangible assets, share-based compensation expense, acquisition and divestiture-related expenses, certain non-operating expenses, certain costs not anticipated to occur in future periods (if applicable in a particular period), gains or losses on disposal of assets, our obligation for the payment of income taxes, interest expense, and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Additionally, Adjusted EBITDA excludes depreciation and accretion expense. Depreciation and accretion expense and amortization of intangible assets are excluded as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired. Adjusted Net Income represents net income computed in accordance with U.S. GAAP, before amortization of intangible assets, gains or losses on disposal of assets, share-based compensation expense, certain other expense amounts, acquisition and divestiture-related expenses, certain non-operating expenses, and (if applicable in a particular period) certain costs not anticipated to occur in future periods (together, the “Adjustments”). Prior to June 30, 2016, Adjusted Net Income was calculated using an estimated long-term cross-jurisdictional effective cash tax rate of 32%. Subsequent to the redomicile of our parent company to the U.K., we have revised the process for determining our non-GAAP tax rate and now utilizes a non-GAAP tax rate derived from the U.S. GAAP tax rate adjusted for the net tax effects of the identified Adjustments, based on the nature and geography of the Adjustments. For the year ended December 31, 2017, the non-GAAP rate of 27.7% excludes a non-recurring net benefit of $11.6 million related to U.S. Tax Reform which is included in the U.S. GAAP tax rate. For the year ended December 31, 2016, the non-GAAP tax rate of 29.1% is a result of 29.2% for the quarter ended December 31, 2016, which excludes a non-recurring benefit of $8.2 million related to the release of a valuation allowance on deferred tax assets in the U.K., which is included in the U.S. GAAP tax rate, 24.2% for the quarter ended September 30, 2016, and for the six months ended June 30, 2016, our previous estimated long-term cross-jurisdictional tax rate of 32%. For the year ended December 31, 2015, we used our previous estimated long-term cross-jurisdictional tax rate of 32%. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by weighted average diluted shares outstanding. Free Cash Flow is defined as cash provided by operating activities less payments for capital expenditures, including those financed through direct debt, but excluding acquisitions. The Free Cash Flow measure does not take into consideration certain other non-discretionary cash requirements such as mandatory principal payments on portions of our long-term debt. Management calculates certain U.S. GAAP as well as non-GAAP measures on a constant-currency basis using the average foreign currency exchange rates applicable in the corresponding period of the previous year and applying these rates to the measures in the current reporting period. Management uses U.S. GAAP as well as non-GAAP measures on a constant-currency basis to assess performance and eliminate the effect foreign currency exchange rates have on comparability between periods.

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

	Year Ended
	December 31,
	2017	2016	2015
Net (loss) income attributable to controlling interests and available to common shareholders	$(145,350)	$87,991	$67,080
Adjustments:
Interest expense, net	35,036	17,360	19,451
Amortization of deferred financing costs and note discount	12,574	11,529	11,363
Income tax (benefit) expense	(9,292)	26,622	39,342
Depreciation and accretion expense	122,036	90,953	85,030
Amortization of intangible assets	57,866	36,822	38,799
EBITDA	$72,870	$271,277	$261,065

Add back:
Loss (gain) on disposal and impairment of assets	33,275	81	(14,010)
Other expense (1)	3,524	2,958	3,780
Noncontrolling interests (2)	(25)	(67)	(996)
Share-based compensation expense	14,395	21,430	19,421
Redomicile-related expenses (3)	782	13,747	—
Restructuring expenses (4)	10,354	—
Acquisition and divestiture-related expenses (5)	18,917	9,513	27,127
Goodwill and intangible asset impairment (6)	194,521	—
Adjusted EBITDA	$348,613	$318,939	$296,387
Less:
Depreciation and accretion expense (7)	122,029	90,927	84,608
Adjusted EBITA	$226,584	$228,012	$211,779
Less:
Interest expense, net (7)	35,036	17,360	19,447
Adjusted pre-tax income	191,548	210,652	192,332
Income tax expense (8)	53,084	61,342	61,546
Adjusted Net Income	$138,464	$149,310	$130,786

Adjusted Net Income per share – basic	$3.03	$3.30	$2.92
Adjusted Net Income per share – diluted (9)	$3.00	$3.26	$2.88

Weighted average shares outstanding – basic	45,619,679	45,206,119	44,796,701
Weighted average shares outstanding – diluted	46,214,715	45,821,527	45,368,687

(1)	Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition-related contingent consideration payable, and other non-operating costs.
(2)	Noncontrolling interest adjustment made such that Adjusted EBITDA includes only our ownership interest in the Adjusted EBITDA of one of our Mexican subsidiaries.
(3)	Expenses associated with the redomicile of our parent company to the U.K., which was completed on July 1, 2016.
(4)

Expenses primarily related to employee severance costs associated with our Restructuring Plan implemented in the first quarter of 2017 and certain costs associated with exiting its Poland operations during the fourth quarter of 2017.

(5)	Acquisition and divestiture-related expenses include costs incurred for professional and legal fees and certain other transition and integration-related costs.
(6)	Goodwill and intangible asset impairments related to our Australia & New Zealand segment.
(7)	Amounts exclude a portion of the expenses incurred by one of our Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.
(8)

For the year ended December 31, 2017, 2016, and 2015, calculated using an effective tax rate of approximately 27.7%, 29.1%, and 32.0%, respectively, which represents our U.S. GAAP tax rate as adjusted for the net tax effects related to the items excluded from Adjusted Net Income. For 2017 it excludes non-recurring tax items related to U.S. Tax Reform.  See Non-GAAP Financial Measures above.

(9)

Consistent with the positive Adjusted Net Income, the Adjusted Net Income per diluted share amounts have been calculated using the diluted shares outstanding that would have resulted from positive U.S. GAAP Net Income, if applicable.

Reconciliation of U.S. GAAP Revenue to Constant-Currency Revenue

Europe & Africa revenue

	Year Ended
	December 31,
	2017			2016	% Change
	U. S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$396,229	$16,091	$412,320	$361,967	9.5%	13.9%
ATM product sales and other revenues	8,603	274	8,877	5,443	58.1	63.1
Total revenues	$404,832	$16,365	$421,197	$367,410	10.2%	14.6%

Consolidated revenue

	Year Ended
	December 31,
	2017			2016	% Change
	U. S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$1,451,372	$15,480	$1,466,852	$1,212,863	19.7%	20.9%
ATM product sales and other revenues	56,227	228	56,455	52,501	7.1	7.5
Total revenues	$1,507,599	$15,708	$1,523,307	$1,265,364	19.1%	20.4%

Reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per diluted share on a Non-GAAP basis to Constant-Currency

	Year Ended
	December 31,
	2017			2016	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency
	(In thousands)
Adjusted EBITDA	$348,613	$4,554	$353,167	$318,939	9.3%	10.7%
Adjusted Net Income	$138,464	$2,083	$140,547	$149,310	(7.3)%	(5.9)%
Adjusted Net Income per share – diluted (2)	$3.00	$0.04	$3.04	$3.26	(8.0)%	(6.7)%

(1)	As reported on the Reconciliation of Net Income Attributable to Controlling Interests and Available to Common Shareholders’ to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income above.
(2)

Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by the weighted average diluted shares outstanding of 46,214,715 and 45,821,527 for the years ended December 31, 2017 and 2016, respectively.

Calculation of Free Cash Flow

	Year Ended
	December 31,
	2017	2016	2015

Cash provided by operating activities	$217,892	$270,275	$256,553
Payments for capital expenditures (1):
Cash used in investing activities, excluding acquisitions and divestitures	(144,140)	(125,882)	(142,349)
Free cash flow	$73,752	$144,393	$114,204

(1)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and other intangible assets. Additionally, capital expenditure amounts for Mexico (included in the North America segment) are reflected gross of any noncontrolling interest amounts.

.

Liquidity and Capital Resources

Overview

As of December 31, 2017, we had $51.4 million in cash and cash equivalents on hand and $917.7 million in outstanding long-term debt.

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

Operating Activities

Net cash provided by operating activities totaled $217.9 million, $270.3 million, and $256.6 million during the years ended December 31, 2017, 2016, and 2015, respectively. These increases are primarily attributable to our profitable operations before non-cash expenses and changes in working capital.

Investing Activities

Net cash used in investing activities totaled $631.2 million, $139.2 million, and $209.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. These amounts vary by year, depending on acquisition and divestiture activities in a particular year, along with our capital investments. In each of the years 2017, 2016, and 2015, we completed acquisitions and divestitures of varying sizes. In each of 2017, 2016, and 2015, we incurred a significant amount of capital expenditures associated with compliance with the EMV standard in the U.S. and certain merchant contract renewals.

Acquisitions. On January 6, 2017, we completed the acquisition of DCPayments, for a total transaction value of approximately $658 million Canadian Dollars (approximately $495 million U.S. dollars).  On January 31, 2017, we completed the acquisition of Spark with initial cash consideration, paid at closing, and potential additional contingent consideration subject to certain performance conditions being met in future periods. Both of these transactions were financed at close with cash on hand and borrowings under our revolving credit facility. For additional information, see Developing Trends and Recent Events - Acquisitions above.

Anticipated future capital expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be attributable to ongoing support for our existing estate and operations, organic growth projects, including the purchase of ATMs for both new and existing ATM management agreements and various compliance requirements. We currently anticipate that our capital expenditures for 2018 will total approximately $110 million, the majority of which is expected to be utilized to support new business growth. We expect such capital expenditures to be funded primarily through our cash flows from operations and we anticipate being able to fund all capital expenditures internally.

Financing Activities and Facilities

Net cash provided by (used in) financing activities $391.4 million, $(78.9) million, and $(48.5) million for the years ended December 31, 2017, 2016, and 2015, respectively. The cash provided by financing activities during the year ended December 31, 2017 was primarily related to borrowings to finance our acquisitions in January 2017. The cash used during the years ended December 31, 2016 and 2015 was primarily attributable to repayments of borrowings under our revolving credit facility.

For information related to our financing facilities, see Item 8. Financial Statements and Supplementary Data, Note 10. Long-term Debt.

Effects of Inflation

Our monetary assets, consisting primarily of cash and receivables, are not currently significantly affected by inflation. Similarly our non-monetary assets, consisting primarily of tangible and intangible assets, are not affected by inflation. However, inflation may in the future affect our expenses, such as those for employee compensation, operating costs and capital expenditures, which may not be readily recoverable in the price of services offered by us.

Contractual Obligations

The following table reflects our significant contractual obligations and other commercial commitments as of December 31, 2017:

	Payments Due by Period
	2018	2019	2020	2021	2022	Thereafter	Total
	(In thousands)
Long-term debt obligations:
Principal (1)	$—	$—	$287,500	$122,461	$250,000	$300,000	$959,961
Interest (2)	32,411	32,411	32,172	27,581	20,286	55,000	199,861
Operating leases	9,264	7,181	5,529	4,320	2,511	8,829	37,634
Merchant space leases	5,687	2,848	2,116	1,572	993	873	14,089
Minimum service contracts	732	97	—	—	—	—	829
Open purchase orders	2,459	—	—	—	—	—	2,459
Total contractual obligations	$50,553	$42,537	$327,317	$155,934	$273,790	$364,702	$1,214,833

(1)

Represents the $250.0 million face value of our Senior Notes, $287.5 million face value of our Convertible Notes, $300.0 million face value of our 2025 Notes, and $122.5 million outstanding under our revolving credit facility.

(2)

Represents the estimated interest payments associated with our long-term debt outstanding as of December 31, 2017, assuming current interest rates and consistent amount of debt outstanding over the periods indicated in the table above.

.

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this 2017 Form 10-K have been prepared in accordance with U.S. GAAP, which requires management to make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, thus impacting our results of operations and financial position. The critical accounting policies and estimates described in this section are those that are most important to the depiction of our financial condition and results of operations and the application of which requires management’s most subjective judgments in making estimates about the effect of matters that are inherently uncertain. For additional information related to our significant accounting policies, see Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting Policies.

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

Goodwill and other intangible assets that have indefinite useful lives are not amortized, but instead are tested at least annually for impairment, and intangible assets that have finite useful lives are amortized over their estimated useful lives. We follow the specific guidance provided in U.S. GAAP for testing goodwill and other non-amortized intangible assets for impairment. In 2017, we elected to forego the optional qualitative assessment allowed under U.S. GAAP to determine if it was necessary to perform a quantitative assessment. The qualitative assessment considers whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event that the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the quantitative assessment prescribed by the guidance where the carrying amount of the net assets associated with each applicable reporting unit is compared to the estimated fair value of such reporting unit as of the date of the test or the annual testing date, December 31, 2017. For the year ended December 31, 2017, we performed our annual goodwill impairment test for seven  separate reporting units: (i) the U.S. operations, (ii) the U.K. operations, (iii) the Australia & New Zealand operations, (iv) the Canada operations, (v) the South Africa operations, (vi) the Germany operations, and (vii) the Mexico operations.

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

Share-based compensation. We calculate the fair value of share-based instruments awarded to our Board of Directors and employees on the date of grant and recognize the calculated fair value, net of estimated forfeitures, as compensation expense over the requisite service periods of the related awards. In determining the fair value of our share-based awards, we are required to make certain assumptions and estimates, including: (i) the number of awards that may ultimately be granted to and forfeited by the recipients, (ii) the expected term of the underlying awards, and (iii) the future volatility associated with the price of our common shares. For additional information related to such estimates, and the basis for our conclusions regarding such estimates for the year ended December 31, 2017, see Item 8. Financial Statements and Supplementary Data, Note 3. Share-Based Compensation.

Derivative financial instruments. We recognize all of our derivative instruments as assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The accounting for changes in the fair value (e.g., gains or losses) of the derivative instruments depends on: (i) whether such instruments have been designated and qualify as part of a hedging relationship and (ii) the type of hedging relationship designated. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. As of December 31, 2017, all of our derivative instruments were designated and qualify as cash flow hedges, and, accordingly, changes in the fair values of such derivatives have been reflected in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. For additional information related to our derivative financial instrument transactions, see Item 8. Financial Statements and Supplementary Data, Note 15. Derivative Financial Instruments.

Convertible Notes. We are party to various derivative instruments related to the issuance of our Convertible Notes. As of December 31, 2017, all of our derivative instruments related to the Convertible Notes qualified for classification in the Shareholders’ equity line item in the accompanying Consolidated Balance Sheets. We are required, however, for the remaining term of the Convertible Notes, to assess whether we continue to meet the shareholders’ equity classification requirements and if in any future period we fail to satisfy those requirements we would need to reclassify these instruments out of Shareholders’ equity and record them as a derivative asset or liability, at which point we would be required to record any changes in fair value through earnings. For additional information related to our Convertible Notes, see Item 8. Financial Statements and Supplementary Data, Note 10. Long-Term Debt.

New Accounting Pronouncements

For recent accounting pronouncements, including those not yet adopted during 2017, see Item 8. Financial Statements and Supplementary Data, Note 22. New Accounting Pronouncements.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any material off-balance sheet arrangements, as contemplated in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to certain risks related to our ongoing business operations, including interest rate risk associated with our vault cash rental obligations and, to a lesser extent, borrowings under our revolving credit facility. The following quantitative and qualitative information is provided about financial instruments to which we were a party at December 31, 2017, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Interest Rate Risk

Vault cash rental expense. Because our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates in the U.S., the U.K., Germany, and Spain. In Australia, the formula is based on the Bank Bill Swap Rates (“BBSY”), in South Africa, the rate is based on the South African Prime Lending rate, in Canada, the rate is based on the Bank of Canada’s Bankers Acceptance Rate and the Canadian Prime Rate, and in Mexico, the rate is based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”).

As a result of the significant sensitivity surrounding our vault cash rental expense, we have entered into a number of interest rate swap contracts with varying notional amounts and fixed interest rates in the U.S. and the U.K. to effectively fix the rate we pay on the amounts of our current and anticipated outstanding vault cash balances. As a result of the DCPayments acquisition, completed January 6, 2017, we became party to Australian dollar notional interest rate swap contracts, which terminate on February 28, 2019.

The notional amounts, weighted average fixed rates, and terms associated with our interest rate swap contracts that are currently in place in the U.S. ($300 million was entered into in January 2018) and the U. K. (as of the date of the issuance of this 2017 Form 10-K) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts	Weighted Average Fixed Rate
U.S. $	U.S.	U.K. £	U.K.	Term
(In millions)		(In millions)
$300	1.88%	—	—	January 16, 2018 – December 31, 2018
$1,150	2.17%	£550	0.82%	January 1, 2018 – December 31, 2018
$1,000	2.06%	£550	0.90%	January 1, 2019 – December 31, 2019
$1,000	2.06%	£500	0.94%	January 1, 2020 – December 31, 2020
$400	1.46%	£500	0.94%	January 1, 2021 – December 31, 2021
$400	1.46%	£500	0.94%	January 1, 2022 – December 31, 2022

In conjunction with the DCPayments acquisition, completed on January 6, 2017, we became party to three interest rate swap contracts. Effective January 6, 2017, these interest rate swap contracts were designated as cash flow hedging instruments.

The notional amounts, weighted average fixed rates, and terms associated with our interest rate swap contracts that are currently in place in Australia (as of the date of the issuance of this 2017 Form 10-K) are as follows:

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$135	2.98%	January 1, 2018 – February 27, 2018
$85	3.11%	February 28, 2018 – September 28, 2018
$35	2.98%	September 29, 2018 – February 28, 2019

Summary of Interest Rate Exposure on Average Outstanding Vault Cash

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in North America based on our average outstanding vault cash balance for the quarter ended December 31, 2017 and assuming a 100 basis point increase in interest rates (in millions):

North America
Average outstanding vault cash balance	$2,311
Interest rate swap contracts fixed notional amount	(1,000)
Residual unhedged outstanding vault cash balance	$1,311

Additional annual interest incurred on 100 basis point increase	$13.11

Our ATM operating contract with our largest merchant relationship (7-Eleven in the U.S.) during 2017 was in the process of being de-installed during the fourth quarter of 2017. We expect that the ATMs associated with this relationship will be fully removed by the end of the first quarter of 2018. Included within the $2.3 billion average outstanding vault cash balance above was approximately $0.4 billion of vault cash related to 7-Eleven ATMs. As a result, the average vault cash balance in the U.S. excluding 7-Eleven would have been approximately $1.9 billion during the fourth quarter of 2017. With the additional interest rate swaps that became effective in January 2018, which total $1.45 billion for the majority of 2018, we expect to have floating interest rate exposure in the U.S. during 2018 on approximately $400 million to $500 million of vault cash, prior to any other contractual measures or operational actions we may trigger to reduce costs. We have terms in certain of our North America contracts with merchants and financial institution partners where we can decrease fees paid to merchants or effectively increase the fees paid to us by financial institutions if vault cash rental costs increase. Such protection will serve to reduce but not eliminate the exposure calculated above. Furthermore, we have the ability in North America to partially mitigate our interest rate exposure through our operations. We believe we can reduce the average outstanding vault cash balances as interest rates rise by visiting ATMs more frequently with lower cash amounts. This ability to reduce the average outstanding vault cash balances is partially constrained by the incremental cost of more frequent ATM visits. Our contractual protections with merchants and financial institution partners and our ability to reduce the average outstanding vault cash balances will serve to reduce but not eliminate interest rate exposure.

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Europe & Africa based on our average outstanding vault cash balance for the quarter ended December 31, 2017 and assuming a 100 basis point increase in interest rates (in millions):

Europe & Africa
Average outstanding vault cash balance	$1,389
Interest rate swap contracts fixed notional amount	(730)
Residual unhedged outstanding vault cash balance	$659

Additional annual interest incurred on 100 basis point increase	$6.59

Our sensitivity to changes in interest rates in Europe is partially mitigated by the interchange rate setting methodology that impacts our U.K. interchange revenue. Under this methodology, expected interest rate costs are utilized to determine the interchange rate that is set on an annual basis. As a result of this structure, should interest rates rise in the U.K., causing our operating expenses to rise, we would expect to see a rise in interchange rates (and our revenues), albeit with some time lag. As discussed above, to further mitigate our risk, we entered into interest rate swap contracts that commence on January 1, 2017. As a result, our exposure to floating interest payments in Europe has been fixed to the extent of the £550.0 million notional amount.

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Australia & New Zealand based on our average outstanding vault cash balance for the quarter ended December 31, 2017 and assuming a 100 basis point increase in interest rates (in millions):

Australia & New Zealand
Average outstanding vault cash balance	$250
Interest rate swap contracts fixed notional amount	(104)
Residual unhedged outstanding vault cash balance	$146

Additional annual interest incurred on 100 basis point increase	$1.46

As of December 31, 2017, we had an asset of $15.6 million and a liability of $10.9 million (includes $0.1 million related to the foreign currency forward contracts) recorded in the accompanying Consolidated Balance Sheets related to our interest rate swap and foreign currency forward contracts, which represented the fair value asset or liability of the interest rate swap and foreign currency forward contracts, as derivative instruments are required to be carried at fair value. The fair value estimate was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These interest rate swap and foreign currency forward contracts are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP), the effective portion of the gain or loss on the derivative instrument is reported as a component of the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets and reclassified into earnings in the Vault cash rental expense line item in the accompanying Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings and has been forecasted into earnings.

Interest expense. Our interest expense is also sensitive to changes in interest rates as borrowings under our revolving credit facility accrue interest at floating rates. In connection with the acquisition of DCPayments, we increased our borrowings under our revolving credit facility. Subsequently, in April 2017, we issued the 2025 Notes at a fixed interest rate of 5.50% and used the net proceeds to repay $295.0 million of the outstanding borrowings under our revolving credit facility. As a result, our outstanding borrowings and exposure to floating interest rates under our revolving credit facility were significantly lowered in April 2017. As of December 31, 2017, our outstanding borrowings under our revolving credit facility, which carries a floating interest rate, were $122.5 million. In the future, we may consider derivative instruments to effectively fix the interest rate on a portion of the outstanding borrowings under our revolving credit facility.

Outlook. Although we currently hedge a substantial portion of our vault cash interest rate risk in the U.S., the U.K., and Australia, we may not be able to enter into similar arrangements for similar amounts in the future, and any significant increase in interest rates in the future could have an adverse impact on our business, financial condition, and results of operations by increasing our operating expenses. However, we expect that the impact on our consolidated financial statements from a significant increase in interest rates would be partially mitigated by the interest rate swap and foreign currency forward contracts that we currently have in place associated with our vault cash balances in the U.S., the U.K., and Australia and other protective measures we have put in place to mitigate such risk.

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Ireland, Germany, Spain, Mexico, Canada, Australia, New Zealand, and South Africa, we are exposed to market risk from changes in foreign currency exchange rates. The functional currencies of our international subsidiaries are their respective local currencies. The results of operations of our international subsidiaries are translated into U.S. dollars using average foreign currency exchange rates in effect during the periods in which those results are recorded and the assets and liabilities are translated using the foreign currency exchange rate in effect as of each balance sheet reporting date. These resulting translation adjustments to assets and liabilities have been reported in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. As of December 31, 2017, this accumulated translation loss totaled $24.4 million compared to $80.9 million as of December 31, 2016.

Our consolidated financial results were significantly impacted by changes in foreign currency exchange rates during the year ended December 31, 2017 compared to the prior year. Our total revenues during the year ended December 31, 2017 would have been higher by approximately $15.7 million had the foreign currency exchange rates from the year ended December 31, 2016 remained unchanged. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, Euro, Polish zloty, Mexican peso, Canadian dollar, Australian dollar, or South African rand, the effect upon our operating income would have been approximately $6.6 million for the year ended December 31, 2017. During 2017, we entered into forward currency swaps to mitigate our exposure to changes in foreign currency exchange rates related to expected cash flows generated in currencies other than the U.S. dollar that are expected to be converted into U.S. dollars within the next twelve months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Cardtronics plc:

Opinion on Internal Control Over Financial Reporting

We have audited Cardtronics plc and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2017 and the related notes, (collectively, the “consolidated financial statements”), and our report dated February 28, 2018 expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over financial Reporting, management excluded from its assessment the internal control over financial reporting of DirectCash Payments Inc. (“DCPayments”) and Spark ATM Systems Pty Ltd. (“Spark”), which were acquired during 2017 and whose total assets constituted 26% of consolidated total assets (of which approximately 19% represents goodwill and intangible assets included within the scope of the assessment) and total revenues constituted approximately 18% of consolidated total revenue as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of DCPayments and Spark.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Houston, Texas
February 28, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cardtronics plc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cardtronics plc and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. Our report on the effectiveness of internal control contains an explanatory paragraph that states that management’s assessment of the effectiveness of internal control over financial reporting and our audit of internal control over financial reporting excludes an evaluation of internal control over financial reporting for DirectCash Payments Inc. and Spark ATM Systems Pty Ltd., which were acquired in 2017.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2001.

Houston, Texas

February 28, 2018

CARDTRONICS PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, excluding share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$51,370	$73,534
Accounts and notes receivable, net of allowance for doubtful accounts of $2,001 and $1,931 as of December 31, 2017 and December 31, 2016, respectively	105,245	84,156
Inventory, net	14,283	12,527
Restricted cash	48,328	32,213
Prepaid expenses, deferred costs, and other current assets	96,106	67,107
Total current assets	315,332	269,537
Property and equipment, net of accumulated depreciation of $404,141 and $397,972 as of December 31, 2017 and December 31, 2016, respectively	497,902	392,735
Intangible assets, net	209,862	121,230
Goodwill	774,939	533,075
Deferred tax asset, net	6,925	13,004
Prepaid expenses, deferred costs, and other noncurrent assets	57,756	35,115
Total assets	$1,862,716	$1,364,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term liabilities	$31,370	$28,237
Accounts payable	44,235	44,965
Accrued liabilities	306,945	240,618
Total current liabilities	382,550	313,820
Long-term liabilities:
Long-term debt	917,721	502,539
Asset retirement obligations	59,920	45,086
Deferred tax liability, net	37,130	27,625
Other long-term liabilities	75,002	18,691
Total liabilities	1,472,323	907,761

Commitments and contingencies (See Note 17)

Shareholders' equity:
Ordinary shares, $0.01 nominal value; 45,696,338 and 45,326,430 issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	457	453
Additional paid-in capital	316,940	311,041
Accumulated other comprehensive loss, net	(33,595)	(107,135)
Retained earnings	106,670	252,656
Total parent shareholders' equity	390,472	457,015
Noncontrolling interests	(79)	(80)
Total shareholders’ equity	390,393	456,935
Total liabilities and shareholders’ equity	$1,862,716	$1,364,696

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, excluding share and per share amounts)

	Year Ended
	December 31,
	2017	2016	2015
Revenues:
ATM operating revenues	$1,451,372	$1,212,863	$1,134,021
ATM product sales and other revenues	56,227	52,501	66,280
Total revenues	1,507,599	1,265,364	1,200,301
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below. See Note 1(d))	951,670	768,200	720,925
Cost of ATM product sales and other revenues	47,450	45,887	62,012
Total cost of revenues	999,120	814,087	782,937
Operating expenses:
Selling, general, and administrative expenses	174,237	153,782	140,501
Redomicile-related expenses	782	13,747	—
Restructuring expenses	10,354	—	—
Acquisition and divestiture-related expenses	18,917	9,513	27,127
Goodwill and intangible asset impairment	194,521	—	—
Depreciation and accretion expense	122,036	90,953	85,030
Amortization of intangible assets	57,866	36,822	38,799
Loss (gain) on disposal and impairment of assets	33,275	81	(14,010)
Total operating expenses	611,988	304,898	277,447
(Loss) income from operations	(103,509)	146,379	139,917
Other expense:
Interest expense, net	35,036	17,360	19,451
Amortization of deferred financing costs and note discount	12,574	11,529	11,363
Other expense	3,524	2,958	3,780
Total other expense	51,134	31,847	34,594
(Loss) income before income taxes	(154,643)	114,532	105,323
Income tax (benefit) expense	(9,292)	26,622	39,342
Net (loss) income	(145,351)	87,910	65,981
Net (loss) income attributable to noncontrolling interests	(1)	(81)	(1,099)
Net (loss) income attributable to controlling interests and available to common shareholders	$(145,350)	$87,991	$67,080

Net (loss) income per common share – basic	$(3.19)	$1.95	$1.50
Net (loss) income per common share – diluted	$(3.19)	$1.92	$1.48

Weighted average shares outstanding – basic	45,619,679	45,206,119	44,796,701
Weighted average shares outstanding – diluted	45,619,679	45,821,527	45,368,687

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended
	December 31,
	2017	2016	2015
Net (loss) income	$(145,351)	$87,910	$65,981
Unrealized gain on interest rate swap and foreign currency forward contracts, net of deferred income tax expense of $7,050, $12,228, and $3,742 for the years ended December 31, 2017, 2016, and 2015, respectively.	17,029	15,990	6,058
Foreign currency translation adjustments, net of deferred income tax (benefit) of ($1,226), $(2,548), and $(1,565) for the years ended December 31, 2017, 2016, and 2015 respectively.	56,511	(34,999)	(11,177)
Other comprehensive income (loss)	73,540	(19,009)	(5,119)
Total comprehensive (loss) income	(71,811)	68,901	60,862
Less: comprehensive income (loss) attributable to noncontrolling interests	—	(99)	(438)
Comprehensive (loss) income attributable to controlling interests	$(71,811)	$69,000	$61,300

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other
	Common Shares		Paid-In	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Capital	Loss, Net	Earnings	Shares	Interests	Total
Balance as of January 1, 2015	44,562	$5	$352,166	$(83,007)	$118,817	$(97,835)	$(3,611)	$286,535
Issuance of common shares for share-based compensation, net of forfeitures	530	—	1,107	—	—	—	—	1,107
Repurchase of common shares	(138)	—	—	—	—	(4,731)	—	(4,731)
Share-based compensation expense	—	—	19,306	—	—	—	—	19,306
Additional tax benefit related to share-based compensation	—	—	1,985	—	—	—	—	1,985
Unrealized gain on interest rate swap contracts, net of deferred income tax expense of $3,742	—	—	—	6,058	—	—	—	6,058
Net income attributable to controlling interests	—	—	—	—	67,080	—	—	67,080
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(1,099)	(1,099)
Foreign currency translation adjustments, net of deferred income tax (benefit) of $(1,565)	—	—	—	(11,177)	—	—	661	(10,516)
Additional investment in Cardtronics Mexico joint venture	—	—	—	—	—	—	4,068	4,068
Balance as of December 31, 2015	44,954	$5	$374,564	$(88,126)	$185,897	$(102,566)	$19	$369,793
Issuance of common shares for share-based compensation, net of forfeitures	500	—	450	—	—	—	—	450
Repurchase of common shares	(128)	—	—	—	—	(3,959)	—	(3,959)
Share-based compensation expense	—	—	21,430	—	—	—	—	21,430
Additional tax benefit related to share-based compensation	—	—	338	—	—	—	—	338
Unrealized gain on interest rate swap contracts, net of deferred income tax expense of $12,228	—	—	—	15,990	—	—	—	15,990
Net income attributable to controlling interests	—	—	—	—	87,991	—	—	87,991
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(81)	(81)
Foreign currency translation adjustments, net of deferred income tax (benefit) of $(2,548)	—	—	—	(34,999)	—	—	(18)	(35,017)
Change in common shares, treasury shares, and additional paid-in capital associated with the Redomicile Transaction	—	448	(85,741)	—	(21,232)	106,525	—	—
Balance as of December 31, 2016	45,326	$453	$311,041	$(107,135)	$252,656	$—	$(80)	$456,935
Issuance of common shares for share-based compensation, net of forfeitures	370	4	104	—	—	—	—	108
Share-based compensation expense	—	—	14,375	—	—	—	—	14,375
Tax payments related to share-based compensation	—	—	(8,580)	—	—	—	—	(8,580)
Unrealized gain on interest rate swap and foreign currency forward contracts, net of deferred income tax expense of $7,050	—	—	—	17,029	(636)	—	—	16,393
Net income attributable to controlling interests	—	—	—	—	(145,350)	—	—	(145,350)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustments, net of deferred income tax (benefit) of $(1,226)	—	—	—	56,511	—	—	2	56,513
Balance as of December 31, 2017	45,696	$457	$316,940	$(33,595)	$106,670	$—	$(79)	$390,393

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(145,351)	$87,910	$65,981
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	179,902	127,775	123,829
Amortization of deferred financing costs and note discount	12,574	11,529	11,363
Share-based compensation expense	14,395	21,430	19,454
Deferred income tax (benefit) expense	(16,298)	9,886	10,993
Loss (gain) on disposal and impairment of assets	33,275	81	(14,010)
Other reserves and non-cash items	5,055	1,901	3,145
Goodwill and intangible asset impairment	194,521	—	—
Changes in assets and liabilities:
Decrease (increase) in accounts and notes receivable, net	6,616	(16,284)	17,384
Increase in prepaid expenses, deferred costs, and other current assets	(18,679)	(12,491)	(19,588)
Increase in inventory, net	(1,673)	(1,191)	(4,668)
Increase in other assets	(24,934)	(21,955)	8,415
(Decrease) increase in accounts payable	(24,938)	15,468	(8,016)
Increase in accrued liabilities	1,830	46,508	31,889
Increase (decrease) in other liabilities	1,597	(292)	10,382
Net cash provided by operating activities	217,892	270,275	256,553

Cash flows from investing activities:
Additions to property and equipment	(144,140)	(125,882)	(142,349)
Acquisitions, net of cash acquired	(487,077)	(22,669)	(103,874)
Proceeds from sale of assets and businesses	—	9,348	36,661
Net cash used in investing activities	(631,217)	(139,203)	(209,562)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	1,081,689	235,368	452,670
Repayments of borrowings under revolving credit facility	(976,161)	(311,362)	(499,551)
Proceeds from borrowings of long-term debt	300,000	—	—
Debt issuance costs	(5,704)	—	—
Tax payments related to share-based compensation	(8,504)	—	—
Proceeds from exercises of stock options	104	673	1,107
Additional tax benefit related to share-based compensation	—	338	1,985
Repurchase of common shares	—	(3,959)	(4,731)
Net cash provided by (used in) financing activities	391,424	(78,942)	(48,520)

Effect of exchange rate changes on cash	(263)	(4,893)	(4,049)
Net (decrease) increase in cash and cash equivalents	(22,164)	47,237	(5,578)

Cash and cash equivalents as of beginning of period	73,534	26,297	31,875
Cash and cash equivalents as of end of period	$51,370	$73,534	$26,297

Supplemental disclosure of cash flow information:
Cash paid for interest	$31,649	$16,718	$19,494
Cash paid for income taxes	$6,367	$17,886	$28,292

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Summary of Significant Accounting Policies

(a) Description of Business

Cardtronics plc, together with its wholly and majority-owned subsidiaries (collectively, the “Company”), provides convenient automated financial related services to consumers through its network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of December 31, 2017, Cardtronics was the world’s largest ATM owner/operator, providing services to over 230,000 ATMs.

During 2017, 64.4% of the Company’s revenues were derived from operations in North America (including its ATM operations in the U.S., Canada, and Mexico), 26.8% of the Company’s revenues were derived from operations in Europe and Africa (including its ATM operations in the U.K., Ireland, Germany, Spain, South Africa and the recently exited operations in Poland which accounted for less than 1% of total revenues), and 8.8% of the Company’s revenues were derived from the Company’s operations in Australia and New Zealand. As of December 31, 2017, the Company provided processing only services or various forms of managed services solutions to approximately 134,000 ATMs. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on Cardtronics to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.

Through its network, the Company delivers financial related services to cardholders and provides ATM management and ATM equipment-related services (typically under multi-year contracts) to large retail merchants, smaller retailers, and operators of facilities such as shopping malls, airports, and train stations. In doing so, the Company provides its retail partners with a compelling automated solution that helps attract and retain customers, and in turn, increases the likelihood that the ATMs placed at their facilities will be utilized. The Company also owns and operates electronic funds transfer (“EFT”) transaction processing platforms that provide transaction processing services to its network of ATMs, as well as to other ATMs under managed services arrangements. Additionally, in Canada, through the acquisition of DirectCash Payments Inc. (“DCPayments”), the Company provides processing services for issuers of debit cards.

In addition to its retail merchant relationships, the Company also partners with leading financial institutions to brand selected ATMs within its network, including BBVA Compass Bancshares, Inc. (“BBVA”), Citibank, N.A. (“Citibank”), Citizens Financial Group, Inc. (“Citizens”), Cullen/Frost Bankers, Inc. (“Cullen/Frost”), Discover Bank (“Discover”), PNC Bank, N.A. (“PNC Bank”), Santander Bank, N.A. (“Santander”), and TD Bank, N.A. (“TD Bank”) in the U.S.; the Bank of Nova Scotia (“Scotiabank”), TD Bank, Canadian Imperial Bank Commerce (“CIBC”), and DirectCash Bank in Canada; and the Bank of Queensland Limited (“BOQ”) and HSBC Holdings plc (“HSBC”) in Australia. In Mexico, the Company partners with Scotiabank to place their brands on its ATMs in exchange for certain services provided by them. As of December 31, 2017, approximately 20,000 of the Company’s ATMs were under contract with approximately 500 financial institutions to place their logos on the ATMs and to provide convenient surcharge-free access for their banking customers.

The Company owns and operates the Allpoint network (“Allpoint”), the largest surcharge-free ATM network (based on the number of participating ATMs). Allpoint, which has approximately 55,000 participating ATMs, provides surcharge-free ATM access to over 1,000 participating banks, credit unions, and stored-value debit card issuers. For participants, Allpoint provides scale, density, and convenience of surcharge-free ATMs that surpasses the largest banks in the U.S. Allpoint earns either a fixed monthly fee per cardholder or a fixed fee per transaction that is paid by the participants. The Allpoint network includes a majority of the Company’s ATMs in the U.S. and certain ATMs in the U.K., Canada, Mexico, Puerto Rico, and Australia. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

The Company’s revenues are generally recurring in nature, and historically have been derived largely from convenience transaction fees, which are paid by cardholders, as well as other transaction-based fees, including interchange fees, which are paid by the cardholder’s financial institution for the use of the ATMs serving their customers and connectivity to the applicable EFT network that transmits data between the ATM and the cardholder’s financial institution. Other revenue sources include: (i) fees for branding ATMs with the logos of financial institutions and providing financial institution cardholders with surcharge free access, (ii) revenues earned by providing managed services (including transaction processing services) solutions to retailers and financial institutions, (iii) fees from financial institutions that participate in the Allpoint surcharge-free network, (iv) fees earned from foreign currency exchange transactions at the ATM, known as dynamic currency conversion, and (v) revenues from the sale of ATMs and ATM-related equipment and other ancillary services.

(b) Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company. All material intercompany accounts and transactions have been eliminated in consolidation. The Company owns a majority (95.7%) interest in, and realizes a majority of the earnings and/or losses of Cardtronics Mexico, and as a result this entity is reflected as a consolidated subsidiary in the financial statements, with the remaining ownership interests not held by the Company being reflected as noncontrolling interests.

In management’s opinion, all normal recurring adjustments necessary for a fair presentation of the Company’s current and prior period financial results have been made. During the year ended December 31, 2017, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, Improvements to Employee Stock-Based Payment Accounting (“ASU 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company utilized the prospective transition method in adopting this new standard and beginning January 1, 2017, the Company recognized all excess tax charges or benefits as income tax expense or benefit in the accompanying Consolidated Statements of Operations and in the accompanying Consolidated Statements of Cash Flows as operating activities. The Company also adopted ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”), for additional information, see (j) Inventory, net below.

(c) Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of this Annual Report on Form 10-K (this “2017 Form 10-K”) and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include the carrying amount of intangibles, goodwill, asset retirement obligations (“ARO”), contingencies, and valuation allowances for receivables, inventories, and deferred income tax assets. Additionally, the Company is required to make estimates and assumptions related to the valuation of its derivative instruments and share-based compensation. Actual results could differ from those estimates, and these differences could be material to the consolidated financial statements.

(d) Cost of ATM Operating Revenues Presentation

The Company presents the Cost of ATM operating revenues in the accompanying Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization of intangible assets related to ATMs and ATM-related assets.

The following table reflects the amounts excluded from the Cost of ATM operating revenues line item in the accompanying Consolidated Statements of Operations for the periods presented:

	Year Ended
	December 31,
	2017	2016	2015

Depreciation and accretion expenses related to ATMs and ATM-related assets	$90,138	$70,702	$64,695
Amortization of intangible assets	57,866	36,822	38,799
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues	$148,004	$107,524	$103,494

The Company previously reported a Gross profit subtotal line item in the accompanying Consolidated Statements of Operations, but pursuant to interpretations of SEC guidance regarding the calculation and display of this and similarly titled measures, the Company has removed this subtotal line item from its accompanying Consolidated Statements of Operations.

(e) Redomicile to the U.K.

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

(f) Restructuring Expenses

During 2017, the Company initiated a global corporate reorganization and cost reduction initiative (the “Restructuring Plan”), intended to improve its cost structure and operating efficiency. The Restructuring Plan included workforce reductions, facilities closures, and other cost reduction measures.

During the three months ended March 31, 2017, the Company incurred $8.2 million of pre-tax expenses related to the Restructuring Plan. These expenses included employee severance costs of $8.0 million and an immaterial amount of lease termination costs. During the three months ended December 31, 2017, the Company recognized an additional $2.2 million of pre-tax expenses primarily related to the wind down of its operations in Poland. These costs are reflected in the Restructuring expenses line item in the accompanying Consolidated Statements of Operations and include contract termination costs related to merchant, bank sponsorship, lease, and other agreements as well as employee severance costs.

The following table reflects the amounts by segment (for additional information related to the Company’s segments, see Note 20. Segment Information) recorded in the Restructuring expenses line item in the accompanying Consolidated Statements of Operations for December 31, 2017:

	Year Ended
	December 31, 2017
	North America	Europe & Africa	Corporate	Total
	(In thousands)
Restructuring expenses	$3,668	$2,942	$3,744	$10,354

As of December 31, 2017, $5.4 million of the employee severance, lease and contract termination costs, were unpaid and presented within the Current portion of other long-term liabilities, Accrued liabilities, and Other long-term liabilities line items in the accompanying Consolidated Balance Sheets.

	As of December 31, 2017
	North America	Europe & Africa	Corporate	Total
	(In thousands)
Current portion of other long-term liabilities	$—	$52	$—	$52
Accrued liabilities	—	932	2,628	3,560
Other long-term liabilities	—	1,440	331	1,771
Total restructuring liabilities	$—	$2,424	$2,959	$5,383

The changes in the Company’s restructuring liabilities consisted of the following:

(In thousands)
Restructuring liabilities as of January 1, 2017	$—
Restructuring expenses	10,354
Payments	(4,971)
Restructuring liabilities as of December 31, 2017	$5,383

(g) Cash and Cash Equivalents

For purposes of reporting financial condition and cash flows, cash and cash equivalents include cash in bank and short-term deposit sweep accounts. Additionally, the Company maintains cash on deposit with banks that is pledged for a particular use or restricted to support a potential liability. These balances are classified as Restricted cash in the Current assets or Noncurrent assets line items in the accompanying Consolidated Balance Sheets based on when the Company expects this cash to be paid. Current restricted cash consisted of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. The Company held $48.3 million and $32.2 million of Restricted cash in the Current assets line item in the accompanying Consolidated Balance Sheets as of December 31, 2017 and 2016, respectively. These assets are offset by accrued liability balances in the Current liability line item in the accompanying Consolidated Balance Sheets.

(h) ATM Cash Management Program

The Company relies on arrangements with various banks to provide the cash that it uses to fill its Company-owned, and in some cases merchant-owned and managed services ATMs. The Company refers to such cash as “vault cash.” The Company pays a monthly fee based on the average outstanding vault cash balance, as well as fees related to the bundling and preparation of such cash prior to it being loaded in the ATMs. At all times, beneficial ownership of the cash is retained by the vault cash providers, and the Company has no right to the cash and no access to the cash except for the ATMs that are serviced by the Company’s wholly-owned armored courier operations in the U.K. While the U.K. armored courier operations have physical access to the cash loaded in the ATMs, beneficial ownership of that cash remains with the vault cash provider at all times. The Company’s vault cash arrangements expire at various times through November 2021. (For additional information related to the concentration risk associated with the Company’s vault cash arrangements, see Note 19. Concentration Risk.) Based on the foregoing, the ATM vault cash, and the related obligations, are not reflected in the consolidated financial statements. The average outstanding vault cash balance in the Company’s ATMs for the quarters ended December 31, 2017 and 2016 was approximately $3.9 billion and approximately $3.5 billion, respectively.

(i) Accounts Receivable, net of Allowance for Doubtful Accounts

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

(j) Inventory, net

The Company has adopted the provisions of ASU 2015-11, which requires entities to measure their inventory at the lower of cost and net realizable value. The adoption of ASU 2015-11, effective for annual periods beginning after December 15, 2016, did not have an impact on the Company’s consolidated financial statements. The Company’s inventory is determined using the average cost method. The Company periodically assesses its inventory, and as necessary, adjusts the carrying values to the lower of cost and net realizable value.

The following table reflects the Company’s primary inventory components:

	December 31, 2017	December 31, 2016
	(In thousands)
ATMs	$3,181	$1,915
ATM spare parts and supplies	12,935	12,556
Total inventory	16,116	14,471
Less: Inventory reserves	(1,833)	(1,944)
Inventory, net	$14,283	$12,527

(k) Property and Equipment, net

Property and equipment are stated at cost, and depreciation is calculated using the straight-line method over estimated useful lives ranging from three to ten years. Most new ATMs are depreciated over eight years and most refurbished ATMs and installation-related costs are depreciated over five years, all on a straight-line basis. Leasehold improvements and property acquired under capital leases are amortized over the useful life of the asset or the lease term, whichever is shorter. Also reported in property and equipment are ATMs and the associated equipment the Company has acquired for future installation or has temporarily removed from service and plans to re-deploy. These ATMs are held as available for deployment or deployments in process and are not depreciated until installed or re-deployed. Significant refurbishment costs that extend the useful life of an asset, or enhance its functionality are capitalized and depreciated over the estimated remaining life of the improved asset. Property and equipment are reviewed for impairment at least annually and additionally whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

In most of the Company’s markets, maintenance services on ATMs are generally performed by third-party service providers and are generally incurred as a fixed fee per month per ATM. In the U.K. and Canada maintenance services are to differing degrees mostly performed by in-house technicians. In all cases, maintenance costs are expensed as incurred.

Also reported within property and equipment are costs associated with internally-developed products. The Company capitalizes certain internal costs associated with developing new or enhanced products and technology that are expected to benefit multiple future periods through enhanced revenues and/or cost savings and efficiencies. Internally developed projects are placed into service and depreciation is commenced once the products are completed and are available for use. These projects are generally depreciated on a straight-line basis over estimated useful lives of three to five years. During the years ended December, 31, 2017 and 2016, the Company capitalized internal development costs of approximately $5.5 million and $5.0 million, respectively.

Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $120.2 million, $89.1 million, and $82.8 million, respectively. As of December 31, 2017, the Company did not have any material capital leases outstanding.

(l) Intangible Assets Other Than Goodwill

The Company’s intangible assets include merchant and bank-branding contracts/relationships acquired in connection with acquisitions of ATMs and ATM-related assets (i.e., the right to receive future cash flows related to transactions occurring at these ATM locations), exclusive license agreements and site acquisition costs (i.e., the right to be the exclusive ATM provider, at specific ATM locations, for the time period under contract with a merchant customer), trade names, technology, non-compete agreements, and deferred financing costs relating to the Company’s revolving credit facility (see Note 10. Long-Term Debt).

The estimated fair value of the merchant and bank-branding contracts/relationships within each acquired portfolio is determined based on the estimated net cash flows and useful lives of the underlying merchant or bank-branding contracts/relationships, including expected renewals. The contracts/relationships comprising each acquired portfolio are typically fairly similar in nature with respect to the underlying contractual terms and conditions. Accordingly, the Company generally pools such acquired contracts/relationships into a single intangible asset, by acquired portfolio, for purposes of computing the related amortization expense. The Company amortizes such intangible assets on a straight-line basis over the estimated useful lives of the portfolios to which the assets relate. Because the net cash flows associated with the Company’s acquired merchant and bank-branding contracts/relationships have generally increased subsequent to the acquisition date, the use of a straight-line method of amortization effectively results in an accelerated amortization schedule. The estimated useful life of each portfolio is determined based on the weighted average lives of the expected cash flows associated with the underlying contracts/relationships comprising the portfolio, and takes into consideration expected renewal rates and the terms and significance of the underlying contracts/relationships themselves. Costs incurred by the Company to renew or extend the term of an existing contract/relationship are expensed as incurred, except for any direct payments made to the merchants, which are set up as new intangible assets (exclusive license agreements). Certain acquired merchant and bank-branding contracts/relationships may have unique attributes, such as significant contractual terms or value, and in such cases, the Company will separately account for these contracts/relationships in order to better assess the value and estimated useful lives of the underlying contracts/relationships.

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

During September 2017, the Company experienced a significant market shift in Australia, which caused an impairment analysis to be performed that resulted in a $54.5 million impairment of the customer relationships and trade name intangible assets held in the Australia & New Zealand reporting unit.  For additional information see (m) Goodwill-  Interim Evaluation as of September 30, 2017 and Note 7. Intangible Assets.

(m) Goodwill

Included within the Company’s assets are goodwill balances that have been recognized in conjunction with its purchase accounting for completed business combinations. Under U.S. GAAP, goodwill is not amortized but is evaluated periodically for impairment. The Company performs this evaluation annually as of December 31 or more frequently if there are indicators that suggest the fair value of a reporting unit may be below its carrying value. The Company initially assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment analysis. The qualitative and quantitative evaluations are performed at a reporting unit level.  Reporting units are identified based on a number of factors, including: (i) whether or not the group has any recorded goodwill, (ii) the availability of discrete financial information, and (iii) how business unit performance is measured and reported. The Company has identified seven separate reporting units for its goodwill assessments: (i) the U.S. operations, (ii) the U.K. operations, (iii) the Australia & New Zealand operations, (iv) the Canada operations, (v) the South African operations, (vi) the German operations, and (vii) the Mexico operations. Based on a qualitative assessment, if it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative goodwill impairment analysis using a two-step approach to test goodwill for potential impairment. Step One of the quantitative approach compares the estimated fair value of a reporting unit to its carrying value. If the carrying value exceeds the estimated fair value, then a Step Two impairment calculation is performed. Step Two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit, as if the reporting unit was newly acquired in a business combination. If the carrying value of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized. In connection with the identification of potential impairment triggering events, the long-lived assets (intangibles assets other than goodwill and related ATM fixed assets) held by the reporting units may, on the basis of a qualitative and quantitative analysis, be determined to have carrying values that are not recoverable and in excess of their associated fair values, in which case an impairment would also be recognized related to these intangible and fixed assets.

Interim Evaluation as of September 30, 2017

In late September 2017, Australia’s four largest banks, the Commonwealth Bank of Australia (“CBA”), Australia and New Zealand Banking Group Limited (“ANZ”), Westpac Banking Corporation (“Westpac”), and National Australia Bank Limited (“NAB”), each independently announced decisions to remove all direct charges to users on domestic transactions completed on their respective ATM networks. Collectively, these four banks account for approximately one third of the total ATMs in Australia. This unexpected market shift appears to have been instigated by a decision and announcement by CBA, the largest Australian bank, to immediately remove direct charges to all users of its ATMs, regardless of whether or not the ATM user is a customer of the bank. In early October 2017, ANZ, Westpac, and NAB followed by removing direct charges on their ATM networks. Australia has historically been a direct charge ATM market, where cardholders pay a fee (or “direct charge”) to the operator of an ATM for each transaction, unless the ATM where the transaction was completed is part of the cardholder’s issuing bank ATM network. There currently is no broad interchange arrangement in Australia between card issuers and ATM operators to compensate the ATM operator for its service to a financial institution’s cardholder. During the nine months ended September 30, 2017, more than 80% of the Company’s revenues in Australia were sourced from direct charges paid by cardholders. As a result of this introduction of free-to-use ATMs in Australia and the resulting significant increase in availability of free-to-use ATMs to users, the Company determined that its future surcharge revenues in Australia had likely been materially adversely impacted. These developments were identified as an indicator of impairment, and the Company determined that in the presence of this indicator that it was more-likely-than-not that the fair value of the Australia & New Zealand reporting unit had fallen below its carrying value.

In response to the interim indicator of impairment, the Company performed a quantitative Step One analysis to assess the fair value of its reporting units as of September 30, 2017. In this quantitative analysis, the fair value of all of the Company’s reporting units was determined using a combination of the income approach and the market approach. The income approach estimates the fair value of the reporting units based on estimates of the present value of future cash flows.

The Company uses significant estimates to develop its forecasts used in the income approach. These estimates include growth rates in revenues and costs, capital expenditure requirements, operating margins and tax rates. The income approach involves many significant estimates and judgments, including valuation multiples assigned to projected earnings before interest expense, income taxes, depreciation and amortization expense (“EBITDA”) to estimate the terminal values of reporting units. The financial forecasts take into consideration many factors, including historical results and operating performance, related industry trends, pricing strategies, customer analysis, operational issues, competitor analysis, and marketplace data, among others. The assumptions used in the discounted cash flow analysis are inherently uncertain and require significant judgment on the part of management.

The discount rates used in the Step One income approach were determined using a weighted average cost of capital that reflected the risks and uncertainties in each reporting unit’s cash flow estimates. The weighted average cost of capital included an estimated cost of debt and equity. The cost of equity was estimated using the capital asset pricing model, which included inputs for a long-term risk-free rate, equity risk premium, country risk premium, and a beta volatility factor estimate. The discount rates utilized in the September 30, 2017 Step One analysis ranged from 9.3% to 16.9% across the Company’s seven reporting units. The market approach resulted in an estimated fair value based on the Company’s market capitalization that is computed using the market price of its common stock and the number of shares outstanding as of the impairment test date. The sum of the estimated fair values for each reporting unit, as computed using the income approach, was then compared to the fair value of the Company as a whole, as determined based on the market approach plus an estimated control premium. All of the assumptions utilized in estimating the fair value of the Company’s reporting units and performing the goodwill impairment test are inherently uncertain and require significant judgment on the part of management.

The Step One analysis, performed as of September 30, 2017 indicated that the fair value of the Company’s Australia & New Zealand reporting unit was significantly below its carrying value.  Therefore, the Company engaged a third party valuation expert and proceeded with its Step Two analysis utilizing an income approach consistent with the approach used to perform the purchase accounting for its recent business combinations. With respect to the Company’s forecasted financial projections for its Australia & New Zealand reporting unit, management made certain assumptions regarding the potential impact this triggering event may have on the Company’s future revenues based on inherently uncertain information as a result of the recent market shift. With only very preliminary information available regarding the impact of the recent changes implemented by Australia’s four largest banks, the Company evaluated a range of possible impacts and ultimately determined that there would likely be a significant and prolonged adverse impact on the Company’s ATMs as a result of the banks’ actions described above, and the Company incorporated assumptions related to these potential impacts in its financial forecasts. Management prepared these forecasts based on the best information available at the time, including assumptions related to future transaction volumes and consumer habits. While management attempted to make reasonable and conservative assessments of future activities, those assumptions, and future impairment assessments, are subject to change in the future as actual patterns and transaction volumes develop.

Upon completion of the goodwill impairment analysis as of September 30, 2017, the Company determined that the implied fair value of its goodwill associated with its Australia & New Zealand reporting unit was below its carrying value. Accordingly, the Company recorded a goodwill impairment charge of $140.0 million to reduce the goodwill balance of its Australia & New Zealand reporting unit to its implied fair value. The Company also recognized a $54.5 million impairment of the customer relationships and trade name intangible assets in the Australia & New Zealand reporting unit. The carrying values of these assets were not deemed recoverable via their undiscounted cash flows; therefore, the fair values of these assets were re-evaluated using the income approach as of September 30, 2017, consistent with the approach used to value these assets in conjunction with the acquisition of DCPayments that was completed on January 6, 2017. The goodwill and intangible asset impairment charges are recognized within the Goodwill and intangible asset impairment line item in the accompanying Consolidated Statement of Operations. In addition, the Company recognized an impairment charge of $19.0 million related to other long-lived assets in the Australia & New Zealand reporting unit, and a charge of $2.5 million to adjust the Australia & New Zealand reporting unit inventory to its estimated net realizable value. The other long-lived assets and inventory charges are recognized in the Loss (gain) on disposal and impairment of assets line item in the accompanying Consolidated Statement of Operations. The Company recognized a non-cash income tax benefit of $22.5 million in the three and nine months ended September 30, 2017, to remove the deferred tax liabilities associated with the intangible and fixed assets that were impaired.

Annual Goodwill Impairment Evaluation as of December 31, 2017

As described above, the Company performs its goodwill impairment evaluation annually as of December 31 or more frequently if there are indicators that suggest the fair value of a reporting unit may be below its carrying value. For the goodwill impairment evaluation as of December 31, 2017, the Company elected to forego the qualitative assessment and instead performed the quantitative assessment under the applicable guidance.

The assessment as of December 31, 2017 was prepared using updated forecasts, estimates, and discount rates ranging from approximately 9.9% to 17.2% for the reporting units. This evaluation indicated that the fair value of all the reporting units were in excess of their respective carrying values as of December 31, 2017.

The majority of the Company’s reporting units were determined to be significantly in excess of their carrying value as of December 31, 2017. The fair value of the Company’s Canada reporting unit was not significantly in excess of its carrying value as of December 31, 2017, due to the recent acquisition of the Canada operations of DCPayments in January 2017 at fair value. Management will continue to monitor the transaction volumes, operating performance, and future projections for this reporting unit to determine if there are any impairment indicators in future periods. The estimated combined fair value of all reporting units as of December 31, 2017 resulted in an implied control premium for the enterprise comparable to recent market transactions.

(n) Income Taxes

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

(o) Asset Retirement Obligations (“ARO”)

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

(p) Revenue Recognition

ATM operating revenues. Substantially all of the Company’s revenues are from ATM operating and transaction-based fees, which are reflected in the ATM operating revenues line item in the accompanying Consolidated Statements of Operations. ATM operating revenues primarily include the following:

•	Surcharge, interchange, and dynamic currency conversion revenues, which are recognized daily as the underlying transactions are processed.

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

•

Other revenues, which includes transaction processing for third party ATM operators, advertising revenues, professional services, and other fees. The Company typically recognizes these revenues as the services are provided and the revenues earned.

ATM product sales. The Company also earns revenues from the sale of ATMs and ATM-related equipment and other non-transaction-based revenues. Such amounts are reflected in the ATM product sales and other revenues line item in the accompanying Consolidated Statements of Operations. These revenues consist primarily of sales of ATMs and ATM-related equipment to merchants operating under merchant-owned arrangements, as well as sales under the Company’s value-added reseller (“VAR”) program with a third party. Revenues related to the sale of ATMs and ATM-related equipment to merchants are recognized when the equipment is delivered to the customer and the Company has completed all required installation and set-up procedures. With respect to the sale of ATMs to associate VARs, the Company recognizes revenues related to such sales when the equipment is delivered to the associate VAR. The Company typically extends 30 day terms and receives payment directly from the associate VAR irrespective of the ultimate sale to a third-party.

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

(q) Share-Based Compensation

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

(r) Derivative Financial Instruments

The Company utilizes derivative financial instruments to hedge its exposure to changing interest rates related to the Company’s ATM cash management activities, and on a limited basis, the Company’s exposure to foreign currency transactions. The Company does not enter into derivative transactions for speculative or trading purposes, although circumstances may subsequently change the designation of its derivatives to economic hedges.

The Company records derivative instruments at fair value in the accompanying Consolidated Balance Sheets. These derivatives, which consist of interest rate swap and foreign currency forward contracts, are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP), while taking into account the credit worthiness of the party that is in the liability position with respect to each trade. The majority of the Company’s derivative transactions have been accounted for as cash flow hedges, and accordingly, changes in the fair values of such derivatives have been reported in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. For additional information related to the Company’s derivative financial instruments, see Note 15. Derivative Financial Instruments.

In connection with the issuance of the $287.5 million of 1.00% Convertible Senior Notes due December 2020 (the “Convertible Notes”), the Company entered into separate convertible note hedge and warrant transactions with certain of the initial purchasers to reduce the potential dilutive impact upon the conversion of the Convertible Notes. For additional information related to the Company’s convertible note hedges and warrant transactions, see Note 10. Long-Term Debt.

(s) Fair Value of Financial Instruments

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

(t) Foreign Currency Exchange Rate Translation

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

(u) Treasury Shares

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

(v) Advertising Costs

Advertising costs are expensed as incurred and totaled $5.0 million, $5.0 million, and $5.4 million during the years ended December 31, 2017, 2016, and 2015, respectively, and are reported in the Selling, general, and administrative expenses line item in the accompanying Consolidated Statements of Operations.

(w) Working Capital Deficit

The Company’s surcharge and interchange revenues are typically collected in cash on a daily basis or within a short period of time subsequent to the end of each month. However, the Company typically pays its vendors on 30 day terms and is not required to pay certain of its merchants until 20 days after the end of each calendar month. As a result, the Company will typically utilize the excess available cash flow to reduce borrowings made under the Company’s revolving credit facility. Accordingly, the Company’s balance sheets will often reflect a working capital deficit position. The Company considers such a presentation to be a normal part of its ongoing operations.

(x) Contingencies

The Company evaluates its accounting and disclosures for contingencies on a recurring basis in accordance with U.S. GAAP. As of December 31, 2017, the Company had a material contingent liability for acquisition-related contingent consideration associated with its purchase of Spark ATM Systems Pty Ltd. See additional discussion in Note. 2 Acquisitions and Divestitures and Note. 17 Commitments and Contingencies.

.

(2) Acquisitions and Divestitures

Sunwin Services Group Acquisition

On November 3, 2014, the Company completed the acquisition of Sunwin Services Group, (“Sunwin”) in the U.K., a subsidiary of the Co-operative Group, for aggregate cash consideration of £41.5 million, or $66.4 million. Sunwin’s primary business is providing secure cash logistics and ATM maintenance services to ATMs and other services to retail locations. The Company also acquired approximately 2,000 ATMs from Co-op Bank and secured an exclusive ATM placement agreement to operate ATMs at Co-operative Food locations. The Company has accounted for these transactions as if they were all related due to the timing of the transactions being completed and the dependency of the transactions on each other. The Company completed the purchase accounting for Sunwin in June 2015. On July 1, 2015, the Company completed the divestiture of its retail cash-in-transit operation in the U.K. This business was primarily engaged in the collection of cash from retail locations and was originally acquired through the Sunwin acquisition completed in November 2014. The Company recognized divestiture proceeds at their estimated fair value of $39 million in 2015. The net pre-tax gain recognized on this transaction was $1.8 million and $16.6 million in the years ended December 31, 2016 and 2015, respectively. The Company completed the purchase accounting in the fourth quarter of 2016, recognizing no additional adjustments to the preliminary opening balance sheet.

Columbus Data Services, L.L.C. Acquisition

On July 1, 2015, the Company completed the acquisition of Columbus Data Services, L.L.C. (“CDS”) for total purchase consideration of $80.6 million. CDS is a leading independent transaction processor for ATM deployers and payment card issuers, providing leading-edge solutions to ATM sales and service organizations and financial institutions. CDS operates as a separate division of the Company. The total purchase consideration for CDS was allocated to the assets acquired and liabilities assumed, including identifiable tangible and intangible assets, based on their respective fair values estimated at the date of acquisition. The estimated fair values of the intangible assets included the acquired customer relationships’ valued at $16.5 million, technology valued at $7.8 million, and other intangible assets valued at $1.7 million. Intangible values were estimated utilizing primarily a discounted cash flow approach, with the assistance of an independent appraisal firm. The tangible assets acquired included property and equipment, and were recorded at their estimated fair value of $4.6 million, utilizing the market and cost approaches. The purchase consideration allocation resulted in goodwill of $52.7 million. The Company completed the purchase accounting for CDS in the first quarter of 2016, recognizing no additional adjustments to the preliminary opening balance sheet. All of the goodwill and intangible asset amounts are expected to be deductible for income tax purposes.

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

On September 22, 2017, the U.K. Competition and Markets Authority (the “CMA”) completed its regulatory review and approved the merger of the DCPayments U.K. business with the Company’s existing U.K. operations. Prior to the CMA approval, the DCPayments U.K. business operated separately from the Company’s existing U.K. operations with the DCPayments pre-acquisition management running the business independently from the Company’s management. The Company is in the process of integrating its existing U.K. operations with the DCPayments U.K. operations.

The results of DCPayments operations have been included in the accompanying Consolidated Statements of Operations subsequent to the January 6, 2017 acquisition date and disclosure of the associated 2017 revenue and earnings is impracticable given the level of integration achieved during 2017. The income from operations includes $17.8 million and $4.0 million of acquisition-related expenses in the years ended December 31, 2017 and 2016.

The DCPayments acquisition was accounted for as a business combination using the purchase method of accounting under the provisions of Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). In accordance with ASC 805, all assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date and any excess of the purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed has been recognized as goodwill. The Company completed its fair value purchase allocation and purchase accounting in December 2017, which resulted in a goodwill allocation of approximately $300.3 million, of which $107.4 million, $51.3 million, and $141.6 million has been assigned to the Company’s North America, Europe & Africa, and Australia & New Zealand reporting segments, respectively. The recognized goodwill was primarily attributable to expected revenue and cost synergies from the acquisition. None of the goodwill or intangible asset amounts are expected to be deductible for income tax purposes; however, the Company acquired certain tax assets in the form of accumulated net operating loss carryforwards and capital allowances, which at the date of acquisition the Company expected to utilize.

The following table summarizes the final estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
Cash and cash equivalents	$28,227
Accounts and notes receivable	14,841
Inventory	977
Restricted cash	2,475
Prepaid expenses, deferred costs, and other current assets	3,157
Property and equipment	68,842
Intangible assets	182,075
Goodwill	300,266
Prepaid expenses, deferred costs, and other noncurrent assets	674
Total assets acquired	$601,534

Current portion of other long-term liabilities	$10,852
Accounts payable and other current liabilities	51,453
Asset retirement obligations	8,906
Deferred tax liability	23,213
Other long-term liabilities	11,631
Total liabilities assumed	$106,055

Net assets acquired	$495,479

The fair values of intangible assets acquired were estimated utilizing an income approach, with the assistance of an independent appraisal firm. The acquired intangible assets are being amortized on a straight-line basis, over the estimated lives. At the date of the acquisition the estimated fair values consisted of the following:

	Fair Values	Estimated Useful Lives
	(In thousands)
Merchant contracts/relationships	$171,382	8 years
Trade names: definite-lived	10,693	3 years
Total intangible assets acquired	$182,075

Pro Forma Results of Operations - unaudited

The following table presents certain unaudited pro forma combined results of operations of the Company and the acquired DCPayments operations for the year ended December 31, 2016, after giving effect to certain pro forma and conforming accounting adjustments including: (i) amortization of acquired intangible assets, (ii) the impact of certain fair value adjustments such as depreciation on the acquired property and equipment, (iii) an interest expense adjustment for the net impact of the removal of the interest expense on the historical long-term debt of DCPayments that was repaid and the new interest expense on additional borrowings incurred by the Company to fund the acquisition, and (iv) a conforming adjustment to recognize certain DCPayments surcharge revenues on a gross basis (not reduced by merchant commission payments), consistent with the Company policy and practice, and other less significant conforming accounting adjustments.

	Year Ended
	December 31, 2016
	As Reported	Pro Forma
		(Unaudited)
	(In thousands, excluding per share amounts)
Total revenues	$1,265,364	$1,530,072
Net income attributable to controlling interests and available to common shareholders	87,991	80,945

Net income per common share – basic	$1.95	$1.79
Net income per common share – diluted	$1.92	$1.77

The unaudited pro forma combined results of operations for the year ended December 31, 2016, reflected in the table above, do not include the impact of other acquisitions completed since December 31, 2016, as these transactions did not have a material impact on the overall consolidated financial statements. This unaudited pro forma combined results of operations do not reflect the impact of any potential operating efficiencies, savings from expected synergies, or costs to integrate the operations. The unaudited pro forma combined results of operations are not necessarily indicative of the future results to be expected for the Company’s consolidated results of operations. As discussed in Note 1. Basis of Presentation and Summary of Significant Accounting Policies — (m) Goodwill, the Company recognized significant impairment charges related to the acquired Australia operations during the year ended December 31, 2017.

Other Acquisitions

On January 31, 2017, the Company completed the acquisition of Spark ATM Systems Pty Ltd. (“Spark”), an independent ATM deployer in South Africa, with a growing network of approximately 2,300 ATMs. The initial purchase consideration of approximately $19.5 million was paid in cash. In addition to the initial consideration, the total purchase price also includes potential additional contingent consideration of up to approximately $59.6 million at the January 31, 2017 foreign currency exchange rate. The contingent consideration will vary based upon performance relative to certain agreed upon earnings targets in 2019 and 2020 and would be payable to the previous investors in the business. The estimated acquisition date fair value of the contingent consideration was approximately $34.8 million, at the January 31, 2017 foreign currency exchange rate, as determined with the assistance of an independent appraisal firm using forecasted future financial projections and other Level 3 inputs (for additional information related to the Company’s fair value estimates see Note 16. Fair Value Measurements). During the year ended December 31, 2017, the Company recorded expenses of $3.9 million, in the Other expense line item in the accompanying Consolidated Statements of Operations related to changes in the estimated fair value of the contingent consideration arrangement. In future periods, the Company may record additional expense or may reduce its expense to account for revisions to the amount expected to be paid related to the contingent payment element, which will vary based on actual and expected performance. In conjunction with the transaction, the Company recognized property and equipment of approximately $5.3 million, intangible assets of $2.8 million, Asset Retirement Obligations (“ARO”) of approximately $0.4 million, other net liabilities of approximately $1.5 million, and goodwill of approximately $48.2 million. The Company completed the purchase accounting for this acquisition during the fourth quarter of 2017.

(3) Share-Based Compensation

The Company accounts for its share-based compensation by recognizing the grant date fair value of share-based awards, net of estimated forfeitures, as share-based compensation expense over the underlying requisite service periods of the related awards. The grant date fair value is based upon the Company’s share price on the date of grant.

The following table reflects the total share-based compensation expense amounts reported in the accompanying Consolidated Statements of Operations:

	Year Ended
	December 31,
	2017	2016	2015
	(In thousands)
Cost of ATM operating revenues	$543	$875	$1,218
Selling, general, and administrative expenses	13,852	20,555	18,236
Total share-based compensation expense	$14,395	$21,430	$19,454

Total share-based compensation expense decreased $7.0 million during the year ended December 31, 2017 compared to the prior year partially due to: (i) a lower expected payout for the performance-based awards compared to the prior year and (ii) a higher level of forfeitures during the period as a result of the Company’s Restructuring Plan and the associated employee terminations. The employee terminations resulted in the net reversal of $1.5 million in share-based compensation expense during the three months ended March 31, 2017. Total share-based compensation expense increased $2.0 million during the year ended December 31, 2016 compared to the prior year due to the timing and amount of grants made during preceding periods and additional estimated expense related to performance-based awards in 2016.

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

2007 Plan. The 2007 Plan provides for the granting of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, options that do not constitute incentive stock options, Restricted Stock Awards (“RSAs”), phantom share awards, Restricted Stock Units (“RSUs”), bonus share awards, performance awards, and annual incentive awards. The number of common shares that may be issued under the 2007 Plan may not exceed 9,679,393 shares. The shares issued under the 2007 Plan are subject to further adjustment to reflect share dividends, share splits, recapitalizations, and similar changes in the Company’s capital structure. As of December 31, 2017,  416,500 options and 6,420,855 shares of RSAs and RSUs, net of cancellations, had been granted under the 2007 Plan, and options to purchase 300,625 common shares have been exercised.

2001 Plan. No awards were granted in 2017, 2016, and 2015 under the Company’s 2001 Plan. As of December 31, 2017, options to purchase an aggregate of 6,438,172 common shares (net of options cancelled) had been granted pursuant to the 2001 Plan, all of which the Company considered as non-qualified stock options, and 6,306,821 of these options had been exercised.

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

The number of the Company’s non-vested RSUs as of December 31, 2017, and changes during the year ended December 31, 2017, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of January 1, 2017	971,751	$37.08
Granted	723,654	$37.80
Vested	(532,815)	$36.57
Forfeited	(156,581)	$37.01
Non-vested RSUs as of December 31, 2017	1,006,009	$37.88

The above table only includes earned RSUs; therefore, the Performance-RSUs granted in 2017 but not yet earned are not included. The number of Performance-RSUs granted at target in 2017, net of estimated forfeitures, was 241,550 units with a grant date fair value of $37.72 per unit. Time-RSUs are included as granted. The weighted average grant date fair value of the RSUs granted was $37.80,  $37.63, and $38.35 for the years ended December 31, 2017, 2016, and 2015 respectively. The total fair value of RSUs that vested during the years ended December 31, 2017, 2016, and 2015 was $26.0 million, $16.1 million, and $14.7 million, respectively. Compensation expense associated with RSUs totaled $14.5 million, $21.0 million, and $18.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, the unrecognized compensation expense associated with earned RSUs was $11.4 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted average vesting period of approximately 2.4 years.

Restricted Stock Awards. As of December 31, 2017, all RSAs had fully vested and the Company had no unrecognized compensation expense. The Company ceased granting RSAs in 2013.

Options. As of December 31, 2017, there were 1,250 outstanding and exercisable options with a weighted average grant date fair value of $9.69. The Company has not granted any options since 2010.  As of December 31, 2017, the Company had no unrecognized compensation expense associated with outstanding options as all the remaining outstanding options became fully vested during 2015.

(4) Earnings (Loss) per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common shareholders) when their impact on net income available to common shareholders is anti-dilutive.

For the year ended December 31, 2017, the Company incurred a net loss, and accordingly, excluded all potentially dilutive securities from the calculation of diluted (loss) earnings per share as their impact on the net loss available to common shareholders was anti-dilutive. Potentially dilutive securities for the years ended December 31, 2017, 2016, and 2015 included all outstanding stock options, RSAs, and RSUs, which were included in the calculation of diluted earnings per share for these periods. The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s Convertible Notes were excluded from diluted shares outstanding because the exercise price exceeded the average market price of the Company’s common shares in the periods presented. The effect of the note hedge the Company purchased to offset the underlying conversion option embedded in its Convertible Notes was also excluded, as the effect is anti-dilutive.

Additionally, the restricted shares issued by the Company under RSAs have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, restricted shares issued under RSAs are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the years ended December 31, 2016 and 2015 among the Company’s outstanding common shares and issued but unvested restricted shares.  For December 31, 2017, the undistributed loss was not allocated to the vested restricted shares as they do not carry an obligation to share in losses.

Accordingly, the allocated details are as follows:

(Loss) Earnings per Share (in thousands, excluding share and per share amounts)

	2017
	Loss	Weighted Average Shares Outstanding	Loss per Share
Basic:
Net (loss) attributable to controlling interests and available to common shareholders	$(145,350)
Less: Undistributed earnings allocated to unvested RSAs	—
Net (loss) available to common shareholders	$(145,350)	45,619,679	$(3.19)

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$—
Stock options added to the denominator under the treasury stock method		—
RSUs added to the denominator under the treasury stock method		—
Less: Undistributed earnings reallocated to RSAs	—
Net (loss) available to common shareholders and assumed conversions	$(145,350)	45,619,679	$(3.19)

	2016			2015
	Income	Weighted Average Shares Outstanding	Earnings per Share	Income	Weighted Average Shares Outstanding	Earnings per Share
Basic:
Net income attributable to controlling interests and available to common shareholders	$87,991			$67,080
Less: Undistributed earnings allocated to unvested RSAs	(42)			(94)
Net income available to common shareholders	$87,949	45,206,119	$1.95	$66,986	44,796,701	$1.50

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$42			$94
Stock options added to the denominator under the treasury stock method		24,509			63,657
RSUs added to the denominator under the treasury stock method		590,899			508,329
Less: Undistributed earnings reallocated to RSAs	(41)			(93)
Net income available to common shareholders and assumed conversions	$87,950	45,821,527	$1.92	$66,987	45,368,687	$1.48

Potentially dilutive common shares related to restricted shares issued by the Company under RSAs were 2,821 for December 31, 2017. The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted shares issued by the Company under RSAs of 12,316, and 31,005 shares for the years ended December 31, 2016 and 2015, respectively, because the effect of including these shares in the computation would have been anti-dilutive.

(5) Related Party Transactions

Board members. Dennis Lynch, a member of the Board, is a member of the Board of Directors for Fiserv, Inc. (“Fiserv”). Additionally, Jorge Diaz, also a member of the Board, is the Division President and Chief Executive Officer of Fiserv Output Solutions, a division of Fiserv. During the years ended December 31, 2017, 2016, and 2015, Fiserv provided the Company with third-party services during the normal course of business, including transaction processing, network hosting, network sponsorship, and cash management. The amounts paid to Fiserv in each of these years is immaterial to the Company’s financial statements.

G. Patrick Philips, a member of the Board, a member of the Board, is a member of the Board of Directors for USAA Federal Savings Bank (“USAA FSB”). During the years ended December 31, 2017, 2016, and 2015, the Company provided bank-branding and Allpoint services to USAA on terms that are generally consistent with its other customers for similar services.

BANSI, S.A. Institución de Banca Multiple (“Bansi”). Bansi, an entity that owns a noncontrolling interest in the Company’s subsidiary, Cardtronics Mexico, provides various ATM management services to Cardtronics Mexico in the normal course of business, including serving as one of the vault cash providers and bank sponsors, as well as providing other miscellaneous services. The amounts paid to Bansi for each of the years ended December 31, 2017, 2016, and 2015 were immaterial to the Company’s financial statements.

(6) Property and Equipment, net

The Company’s property and equipment consisted of the following:

	December 31, 2017	December 31, 2016
	(In thousands)
ATM equipment and related costs	$661,108	$633,905
Technology assets	146,489	97,152
Facilities, equipment, and other	94,446	59,650
Total property and equipment	902,043	790,707
Less: Accumulated depreciation	(404,141)	(397,972)
Property and equipment, net	$497,902	$392,735

As discussed in Note 1. Basis of Presentation and Summary of Significant Accounting Policies - (k) Property and Equipment, net, the property and equipment balances include assets available for deployment and deployments in process of $50.5 million and $66.1 million as of December 31, 2017 and 2016, respectively.

(7) Intangible Assets, net

Intangible Assets with Indefinite Lives

The following tables present the net carrying amount of the Company’s intangible assets with indefinite lives as of December 31, 2017 and 2016, as well as the changes in the net carrying amounts for the years ended December 31, 2017 and 2016 by segment:

	North America (1)	Europe & Africa (2)	Australia & New Zealand	Total
	(In thousands)
Goodwill, gross as of January 1, 2016	$452,270	$146,669	$—	$598,939
Accumulated impairment loss	—	(50,003)	—	(50,003)
Goodwill, net as of January 1, 2016	$452,270	$96,666	$—	$548,936

Intersegment allocation	—	—	—	—
Foreign currency translation adjustments	(38)	(15,823)	—	(15,861)

Goodwill, gross as of December 31, 2016	$452,232	$130,846	$—	$583,078
Accumulated impairment loss	—	(50,003)	—	(50,003)
Goodwill, net as of December 31, 2016	$452,232	$80,843	$—	$533,075

Acquisitions	107,442	99,465	141,557	348,464
Foreign currency translation adjustments	6,043	16,238	11,157	33,438
Impairment loss	—	—	(140,038)	(140,038)

Goodwill, gross as of December 31, 2017	$565,717	$246,549	$152,714	$964,980
Accumulated impairment loss	—	(50,003)	(140,038)	(190,041)
Goodwill, net as of December 31, 2017	$565,717	$196,546	$12,676	$774,939

(1)	The North America segment is comprised of the Company’s operations in the U.S., Canada, Mexico, and Puerto Rico.
(2)	The Europe & Africa segment is comprised of the Company’s operations in the U.K., Ireland, Germany, Spain, South Africa, Poland, and its ATM advertising business, i-design group plc (“i-design”).

	Trade Name: Indefinite-lived
	North America (1)	Europe & Africa (2)	Total
	(In thousands)
Balance as of January 1, 2016	$1,900	$416	$2,316
Reclassification to definite-lived trade name	(1,700)	—	(1,700)
Foreign currency translation adjustments	—	3	3
Trade names: indefinite-lived as of December 31, 2016	$200	$419	$619
Foreign currency translation adjustments	—	40	40
Trade names: indefinite-lived as of December 31, 2017	$200	$459	$659

(1)	The North America segment is comprised of the Company’s operations in the U.S., Canada, Mexico, and Puerto Rico.
(2)	The Europe & Africa segment is comprised of the Company’s operations in the U.K., Ireland, Germany, Spain, South Africa, the recently exited Poland, and i-design.

Intangible Assets with Definite Lives

The following table presents the Company’s intangible assets that were subject to amortization:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Merchant and bank-branding contracts/relationships	$490,332	$(299,801)	$190,531	$353,334	$(248,428)	$104,906
Trade names: definite-lived	18,480	(7,091)	11,389	11,618	(3,674)	7,944
Technology	10,901	(5,230)	5,671	10,718	(4,781)	5,937
Non-compete agreements	4,438	(4,308)	130	4,351	(4,057)	294
Revolving credit facility deferred financing costs	2,730	(1,248)	1,482	3,770	(2,240)	1,530
Total intangible assets with definite lives	$526,881	$(317,678)	$209,203	$383,791	$(263,180)	$120,611

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

Amortization of definite-lived intangible assets is recorded in the Amortization of intangible assets line item in the accompanying Consolidated Statements of Operations, except for deferred financing costs related to the revolving credit facility and certain exclusive license agreements. Amortization of the revolving credit facility deferred financing costs is combined with the amortization of note discount related to other debt instruments and is recorded in the Amortization of deferred financing costs and note discount line item in the accompanying Consolidated Statements of Operations. Certain exclusive license agreements that were effectively prepayments of merchant fees were amortized through the Cost of ATM operating revenues line item in the accompanying Consolidated Statements of Operations during the years ended December 31, 2017, 2016, and 2015 and totaled $10.0 million, $8.9 million, and $5.9 million, respectively.

The Company’s intangible assets acquired during the years ended December 31, 2017 and 2016 consisted of the following:

	Amount Acquired in 2017	Weighted Average Amortization Period		Amount Acquired in 2016	Weighted Average Amortization Period
	(In thousands)
Merchant and bank-branding contracts/relationships	$174,210	8.0	years	$12,551	5.6	years
Trade name: definite-lived	10,693	3.0	years	–
Total	$184,903			$12,551

Estimated amortization for the Company’s intangible assets with definite lives as of December 31, 2017, for each of the next five years, and thereafter is as follows (in thousands):

2018	$55,132
2019	51,182
2020	40,368
2021	32,014
2022	28,107
Thereafter	2,400
Total	$209,203

.

(8) Prepaid Expenses, Deferred Costs, and Other Assets

The Company’s prepaid expenses, deferred costs, and other assets consisted of the following:

	December 31, 2017	December 31, 2016
	(In thousands)
Current portion of prepaid expenses, deferred costs, and other current assets
Prepaid expenses	$44,480	$29,380
Interest rate swap contracts	1,154	—
Deferred costs and other current assets	50,472	37,727
Total	$96,106	$67,107

Noncurrent portion of prepaid expenses, deferred costs, and other noncurrent assets
Prepaid expenses	$34,264	$17,049
Interest rate swap contracts	14,467	14,137
Deferred costs and other noncurrent assets	9,025	3,929
Total	$57,756	$35,115

As of December 31, 2017, the Company’s deferred costs and other current assets included settlement receivables of $17.6 million and other amounts recoverable from the Company’s merchant customers.

(9) Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	December 31, 2017	December 31, 2016
	(In thousands)
Accrued merchant settlement	$101,366	$77,142
Accrued merchant fees	57,079	40,369
Accrued taxes	35,759	32,982
Accrued compensation	24,044	19,150
Accrued cash management fees	16,604	9,894
Accrued interest	8,679	6,174
Accrued processing costs	7,830	5,918
Accrued maintenance	3,927	8,473
Accrued armored	6,654	6,354
Accrued purchases	4,631	6,249
Accrued telecommunications costs	1,413	1,841
Accrued interest on interest rate swap contracts	1,070	2,152
Other accrued expenses	37,889	23,920
Total accrued liabilities	$306,945	$240,618

As of December 31, 2017, the Accrued compensation line item included $3.6 million of employee severance costs associated with the Company’s Restructuring Plan. The increase in the Other accrued expenses line item is primarily attributed to additional liabilities assumed with the DCPayments acquisition.

(10) Long-Term Debt

The Company’s carrying value of long-term debt consisted of the following:

	December 31, 2017	December 31, 2016
	(In thousands)
Revolving credit facility, including swingline credit facility (weighted average combined interest rate of 3.2% and 4.0% as of December 31, 2017 and December 31, 2016, respectively)	$122,461	$14,100
1.00% Convertible Senior Notes due 2020, net of unamortized discount and capitalized debt issuance costs	251,973	241,068
5.125% Senior Notes due 2022, net of capitalized debt issuance costs	248,038	247,371
5.50% Senior Notes due 2025, net of capitalized debt issuance costs	295,249	—
Total long-term debt	$917,721	$502,539

The 1.00% Convertible Notes due 2020 (the “Convertible Notes”) with a face value of $287.5 million are presented net of unamortized discount and capitalized debt issuance costs of $35.5 million and $46.4 million as of December 31, 2017 and December 31, 2016, respectively. The 5.125% Senior Notes due 2022 (the “2022 Notes”) with a face value of $250.0 million are presented net of capitalized debt issuance costs of $2.0 million and $2.6 million as of December 31, 2017 and December 31, 2016, respectively. The 5.50% Senior Notes due 2025 (the “2025 Notes”) with a face value of $300.0 million are presented net of capitalized debt issuance costs of $4.8 million as of December 31, 2017.

Revolving Credit Facility

As of December 31, 2017, the Company had a $400.0 million revolving credit facility, which matures on July 1, 2021, led by a syndicate of banks including JPMorgan Chase, N.A. and Bank of America, N.A. As of December 31, 2017, the Company had $277.5 million in available borrowing capacity and letters of credit (subject to the covenants contained within the amended and restated credit agreement (the “Credit Agreement”) governing the revolving credit facility) and could be increased by the exercise of an accordion feature to $500.0 million, under certain conditions.

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

As of December 31, 2017, the Company had $122.5 million of outstanding borrowings under its $400.0 million revolving credit facility and was in compliance with all applicable covenants and ratios under the Credit Agreement. As of the years ended December 31, 2017 and 2016, the weighted average interest rates on the Company’s borrowings under the revolving credit facility were 3.2% and 4.0%, respectively.

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

The Convertible Notes have a conversion price of $52.35 per share, which equals a conversion rate of 19.1022 shares per $1,000 principal amount of Convertible Notes, for a total of approximately 5.5 million shares underlying the debt. The conversion rate, however, is subject to adjustment under certain circumstances. Conversion can occur: (i) any time on or after September 1, 2020, (ii) after March 31, 2014, during any calendar quarter that follows a calendar quarter in which the price of the shares exceeds 135% of the conversion price for at least 20 days during the 30 consecutive trading-day period ending on the last trading day of the quarter, (iii) during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price of the Convertible Notes is less than 98% of the closing price of the shares multiplied by the applicable conversion rate on each such trading day, (iv) upon specified distributions to Cardtronics plc’s shareholders upon recapitalizations, reclassifications, or changes in shares, and (v) upon a make-whole fundamental change. A fundamental change is defined as any one of the following: (i) any person or group that acquires 50% or more of the total voting power of all classes of common equity that is entitled to vote generally in the election of Cardtronics plc’s directors, (ii) Cardtronics plc engages in any recapitalization, reclassification, or changes of common shares as a result of which the shares would be converted into or exchanged for, shares, other securities, or other assets or property, (iii) Cardtronics plc engages in any share exchange, consolidation, or merger where the shares converted into cash, securities, or other property, (iv) the Company engages in certain sales, leases, or other transfers of all or substantially all of the consolidated assets, or (v) Cardtronics plc’s shares are not listed for trading on any U.S. national securities exchange.

None of the Convertible Notes were convertible as of December 31, 2017, and therefore, remain classified in the Long-term debt line item in the accompanying Consolidated Balance Sheets at December 31, 2017. In future financial reporting periods, the classification of the Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

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

The Company’s interest expense related to the Convertible Notes consisted of the following:

	Year Ended
	December 31,
	2017	2016	2015
	(In thousands)
Cash interest per contractual coupon rate	$2,875	$2,875	$2,875
Amortization of note discount	10,210	9,690	9,194
Amortization of debt issuance costs	695	624	559
Total interest expense related to Convertible Notes	$13,780	$13,189	$12,628

The Company’s carrying value of the Convertible Notes consisted of the following:

	December 31, 2017	December 31, 2016
	(In thousands)
Principal balance	$287,500	$287,500
Unamortized discount and capitalized debt issuance costs	(35,527)	(46,432)
Net carrying amount of Convertible Notes	$251,973	$241,068

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

Obligations under its 2022 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by Cardtronics plc and certain of its subsidiaries and certain of its future subsidiaries, with the exception of Cardtronics plc’s immaterial subsidiaries and CFC Guarantors (as defined in the Credit Agreement). There are no significant restrictions on the ability of Cardtronics plc to obtain funds from Cardtronics Delaware or the other 2022 Notes Guarantors by dividend or loan. None of the 2022 Notes Guarantors’ assets represent restricted assets pursuant to Rule 4-08(e)(3) of Regulation S-X. The 2022 Notes included registration rights, and as required under the terms of the 2022 Notes, Cardtronics Delaware completed an exchange offer for these 2022 Notes in June 2015 whereby participating holders received registered notes.

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

Debt Maturities

Aggregate maturities of the principal amounts of the Company’s long-term debt as of December 31, 2017, for each of the next five years, and thereafter is as follows (in thousands):

2018	$—
2019	—
2020	287,500
2021	122,461
2022	250,000
Thereafter	300,000
Total	$959,961

.

(11) Asset Retirement Obligations

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

The changes in the Company’s ARO liability consisted of the following:

	December 31, 2017	December 31, 2016

	(In thousands)
Asset retirement obligations as of the beginning of the period	$54,907	$54,727
Additional obligations	11,727	8,720
Estimated obligations assumed in acquisitions	9,343	—
Accretion expense	1,856	1,803
Change in estimates	(108)	(1,638)
Payments	(9,788)	(4,351)
Foreign currency translation adjustments	1,820	(4,354)
Asset retirement obligations at the end of the period	69,757	54,907
Less: current portion of asset retirement obligations	9,837	9,821
Asset retirement obligations, excluding current portion, at the end of the period	$59,920	$45,086

For additional information related to the Company’s AROs with respect to its fair value measurements, see Note 16. Fair Value Measurements.

(12) Other Liabilities

The Company’s other liabilities consisted of the following:

	December 31, 2017	December 31, 2016
	(In thousands)
Current portion of other long-term liabilities
Interest rate swap contracts	$7,314	$16,533
Asset retirement obligations	9,837	9,821
Deferred revenue	3,590	249
Other	10,629	1,634
Total current portion of other long-term liabilities	$31,370	$28,237

Noncurrent portion of other long-term liabilities
Acquisition-related contingent consideration	$42,614	$—
Interest rate swap contracts	3,547	14,456
Deferred revenue	2,063	1,698
Other	26,778	2,537
Total noncurrent portion of other long-term liabilities	$75,002	$18,691

As of December 31, 2017, the Acquisition-related contingent consideration line item consisted of the preliminary estimated fair value of the contingent consideration associated with the Spark acquisition. For additional information related to the Spark acquisition contingent consideration, see Note 2. Acquisitions and Divestitures.

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

Common shares. The Company has 45,696,338 and 45,326,430 shares outstanding as of December 31, 2017 and 2016, respectively.

Additional paid-in capital. Included in the balance of Additional paid-in capital are amounts related to the Convertible Notes issued in November 2013 and the related equity instruments. These amounts include: (i) the fair value of the embedded option of the Convertible Notes of $71.7 million, (ii) the amount paid to purchase the associated convertible note hedges of $72.6 million, (iii) the amount received for selling associated warrants of $40.5 million, and (iv) $1.6 million in debt issuance costs allocated to the equity component of the convertible note. For additional information related to the Convertible Notes and the related equity instruments, see Note 10. Long-Term Debt.

Accumulated other comprehensive loss, net. Accumulated other comprehensive loss, net, is a separate component of Shareholders’ equity in the accompanying Consolidated Balance Sheets. The following table presents the changes in the balances of each component of Accumulated other comprehensive loss, net for the years ended December 31, 2017, 2016, and 2015:

	Foreign Currency Translation Adjustments		Unrealized (Losses) Gains on Interest Rate Swap and Foreign Currency Forward Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of January 1, 2015	$(34,709)		$(48,298)	(1)	$(83,007)
Other comprehensive loss before reclassification	(11,177)	(6)	(28,173)	(2)	(39,350)
Amounts reclassified from accumulated other comprehensive loss, net	—		34,231	(2)	34,231
Net current period other comprehensive (loss) income	(11,177)		6,058		(5,119)
Total accumulated other comprehensive loss, net as of December 31, 2015	$(45,886)	(5)	$(42,240)	(1)	$(88,126)

Other comprehensive loss before reclassification	(34,999)	(6)	(12,580)	(3)	(47,579)
Amounts reclassified from accumulated other comprehensive loss, net	—		28,570	(3)	28,570
Net current period other comprehensive (loss) income	(34,999)		15,990		(19,009)
Total accumulated other comprehensive loss, net as of December 31, 2016	$(80,885)	(5)	$(26,250)	(1)	$(107,135)

Other comprehensive income (loss) before reclassification	56,511	(6)	(3,007)	(4)	53,504
Amounts reclassified from accumulated other comprehensive loss, net	—		20,036	(4)	20,036
Net current period other comprehensive income	56,511		17,029		73,540
Total accumulated other comprehensive loss, net as of December 31, 2017	$(24,374)	(5)	$(9,221)	(1)	$(33,595)

(1)	Net of deferred income tax (benefit) expense of $(6,701) as of January 1, 2015, and $(2,959), $9,269, and $16,317 as of December 31, 2015, 2016, and 2017, respectively.
(2)

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

(4)

Net of deferred income tax (benefit) expense of $(1,245) and $8,295 for Other comprehensive loss before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, for the year ended December 31, 2017. See Note 15. Derivative Financial Instruments.

(5)	Net of deferred income tax (benefit) of $(5,339) $(4,113), and $(1,565) as of December 31, 2017, 2016, and 2015, respectively.
(6)	Net of deferred income tax (benefit) of $(1,226), $(2,548), and $(1,565) for the years ended December 31, 2017, 2016, and 2015, respectively.

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

The Company has elected the portfolio approach for the deferred tax asset of the unrealized gains and losses related to the interest rate swap contracts in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. Under the portfolio approach, the disproportionate tax effect created when the valuation allowance was appropriately released as a tax benefit into continuing operations in 2010, will reverse out of the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets and into continuing operations as a tax expense when the Company ceases to hold any interest rate swap contracts. As of December 31, 2017, the disproportionate tax effect is approximately $14.6 million.

The Company currently believes that the unremitted earnings of its foreign subsidiaries under its former U.S. parent company will be reinvested for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in these subsidiaries or on the foreign currency translation adjustment amounts.

(14) Employee Benefits

The Company sponsors defined contribution retirement plans for its employees, the principal plan being the 401(k) plan which is offered to its employees in the U.S. During 2017, the Company matched 100% of employee contributions up to 4% of the employee’s eligible compensation. Employees immediately vest in their contributions while the Company’s matching contributions vest at a rate of 20% per year. The Company also sponsors a similar retirement plan for its employees in other jurisdictions. The Company contributed $3.7 million, $2.9 million, and $2.4 million to the defined contribution benefit plans for the years ended December 31, 2017, 2016, and 2015, respectively.

(15) Derivative Financial Instruments

Risk Management Objectives of Using Derivatives

The Company is exposed to interest rate risk associated with its vault cash rental obligations and, to a lesser extent, borrowings under its revolving credit facility. The Company utilizes varying notional amount interest rate swap contracts to manage the interest rate risk associated with its vault cash rental obligations in the U.S., the U.K., and Australia.  The Company does not currently utilize derivative instruments to manage the interest rate risk associated with its borrowings. The Company is also exposed to foreign currency exchange rate risk with respect to its operations outside the U.S. The Company has not historically utilized derivative instruments to hedge its foreign currency exchange rate risk; however, during the fourth quarter of 2017 the Company entered into a series of short-term foreign currency forward contracts to hedge its foreign exchange rate risk associated with certain anticipated transactions.

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

Accounting Policy

The interest rate swap and foreign currency forward contracts discussed above are derivative instruments used by the Company to hedge exposure to variability in expected future cash flows attributable to a particular risk; therefore, they are designated and qualify as cash flow hedging instruments. The Company does not currently hold any derivative instruments not designated as hedging instruments, fair value hedges, or hedges of a net investment in a foreign operation.

The Company reports the effective portion of a gain or loss related to each cash flow hedging instrument as a component of the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets and reclassifies the gain or loss into earnings in the same period or periods that the hedged transaction affects and has been forecasted in earnings. Gains or losses on the Company’s interest rate swaps are recognized with the hedged item in the Vault cash rental expense line item in the accompanying Consolidated Statement of Operations, while gains and losses on our foreign currency forward contracts are recognized with the associated hedged item, in the Other expense (income) line item.

Gains and losses related to the cash flow hedging instrument that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the Other expense (income) line item in the accompanying Consolidated Statement of Operations. As discussed above, the Company generally utilizes fixed-for-floating interest rate swap and foreign currency forward contracts in which the underlying pricing terms of the cash flow hedging instrument agree, in all material respects, with the pricing terms of the vault cash rental obligations to the Company’s vault cash providers. Therefore, the amount of ineffectiveness associated with the interest rate swap and foreign currency forward contracts has historically been immaterial. If the Company concludes that it is no longer probable the expected vault cash obligations that have been hedged will occur, or if changes are made to the underlying contract terms of the vault cash rental agreements, the interest rate swap and foreign currency forward contracts would be deemed ineffective. The Company does not currently anticipate terminating or modifying terms of its existing derivative instruments prior to their expiration dates.

Accordingly, the Company recognizes all of its interest rate swap and foreign currency forward contracts derivative instruments as assets or liabilities in the accompanying Consolidated Balance Sheets at fair value and any changes in the fair values of the related interest rate swap and foreign currency forward contracts have been reported in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. The Company believes that it is more likely than not that it will be able to realize the benefits associated with its net deferred tax asset positions in the future, therefore, the unrealized gains and losses to the fair value related to the interest rate swap and foreign currency forward contracts have been reported net of estimated taxes in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. For additional information related to the Company’s interest rate swap and foreign currency forward contracts with respect to its fair value measurements, see Note 16. Fair Value Measurements.

Cash Flow Hedges

During the three months ended December 31, 2017, the company entered into a series of short-term foreign currency forward contracts with an aggregate notional amount of approximately $9.5 million Canadian dollars to hedge its foreign exchange rate risk associated with certain anticipated transactions. Approximately $6.8 million Canadian dollars in notional amount was outstanding as of December 31, 2017, having quarterly settlement dates through December 31, 2018 and forward rates of approximately 1.29 CAD/USD.

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

Effective June 29, 2016, one of the Company’s interest rate swap contract counterparties exercised its right to terminate a $200.0 million notional amount, 2.40% fixed rate, interest rate swap contract that was previously designated as a cash flow hedge of the Company’s 2019 and 2020 vault cash rental payments. The designated vault cash rental payments remained probable; therefore, upon termination and as of that date, the Company recognized an unrealized loss of $4.9 million in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. The Company will amortize this unrealized loss into Vault cash rental expense, a component of the Cost of ATM operating revenues line item in the accompanying Consolidated Statements of Operations, over the 2019 and 2020 periods. The terminated interest rate swap contract was effectively novated by the previous counterparty, and the Company entered into a similar $200.0 million notional amount, 2.52% fixed rate, interest rate swap contract with a new counterparty, which the Company designated as a cash flow hedge of its 2019 and 2020 vault cash rental payments. The modified terms resulted in ineffectiveness of $0.4 million recognized in the Other expense (income) line item in the accompanying Consolidated Statements of Operations during the year ended December 31, 2016.

The notional amounts, weighted average fixed rates, and terms associated with the Company’s interest rate swap contracts accounted for as cash flow hedges that were in place for the U.S. ($300 million was entered into in January 2018) and U.K. (as of the date of the issuance of this 2017 Form 10-K) are as follows:

Summary of outstanding interest rate swaps in the U.S. and U.K.

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts	Weighted Average Fixed Rate
U.S. $	U.S.	U.K. £	U.K.	Term
(In millions)		(In millions)
$300	1.88%	—	—	January 16, 2018 – December 31, 2018
$1,150	2.17%	£550	0.82%	January 1, 2018 – December 31, 2018
$1,000	2.06%	£550	0.90%	January 1, 2019 – December 31, 2019
$1,000	2.06%	£500	0.94%	January 1, 2020 – December 31, 2020
$400	1.46%	£500	0.94%	January 1, 2021 – December 31, 2021
$400	1.46%	£500	0.94%	January 1, 2022 – December 31, 2022

The notional amounts, weighted average fixed rates, and terms associated with the Company’s interest rate swap contracts accounted for as cash flow hedges that are currently in place for Australia (as of the date of the issuance of this 2017 Form 10-K) are as follows:

Summary of outstanding interest rate swaps in Australia

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$135	2.98%	January 1, 2018 – February 27, 2018
$85	3.11%	February 28, 2018 – September 28, 2018
$35	2.98%	September 29, 2018 – February 28, 2019

The following tables depict the effects of the use of the Company’s derivative contracts in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations.

Balance Sheet Data

	December 31, 2017		December 31, 2016
Asset (Liability) Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other current assets	$1,154	Prepaid expenses, deferred costs, and other current assets	$—
Interest rate swap contracts	Prepaid expenses, deferred costs, and other noncurrent assets	14,467	Prepaid expenses, deferred costs, and other noncurrent assets	14,137
Interest rate swap contracts	Current portion of other long-term liabilities	(7,314)	Current portion of other long-term liabilities	(16,533)
Interest rate swap contracts	Other long-term liabilities	(3,547)	Other long-term liabilities	(14,456)
Total derivative instruments, net		$4,760		$(16,852)

As of December 31, 2017, the Interest rate swap contract – Current portion of long-term liabilities balance above also includes approximately $0.1 million related to foreign currency forward contracts.

Statements of Operations Data

	Year Ended
			December 31,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2017 (1)	2016		2017	2016
	(In thousands)			(In thousands)
Interest rate swap contracts	$(3,007)	$(12,580)	Cost of ATM operating revenues	$(20,036)	$(28,570)

(1)	Includes a loss of $0.1 million related to foreign currency forward contracts.

As of December 31, 2017, the Company expects to reclassify $7.3 million of net derivative-related losses within the Accumulated comprehensive loss, net line item in its accompanying Consolidated Balance Sheets into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

(16) Fair Value Measurements

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2017 and 2016 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap contracts	$15,621	$—	$15,621	$—
Liabilities
Liabilities associated with interest rate swap contracts	$(10,861)	$—	$(10,861)	$—
Liabilities associated with acquisition-related contingent consideration	$(42,614)	$—	$—	$(42,614)

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap contracts	$14,137	$—	$14,137	$—
Liabilities
Liabilities associated with interest rate swap contracts	$(30,989)	$—	$(30,989)	$—

As of December 31, 2017, liabilities associated with Level 2 interest rate swap contracts includes $0.1 million related to foreign currency forward contracts.

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

Acquisition-related intangible assets. The estimated fair values of acquisition-related intangible assets are valued using significant non-observable inputs (Level 3 inputs). Intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An assessment of non-amortized intangible assets is performed on an annual basis, or more frequently based on the occurrence of events that might indicate a potential impairment.

Acquisition related contingent consideration. Liabilities from acquisition-related contingent consideration are estimated by using a Monte Carlo simulation and market observable, as well as internal projections, and other significant non-observable (Level 3) inputs based on the Company’s best estimate of future operational results upon which the payment of these obligations are contingent. As of December 31, 2017, the estimated fair value of the Company’s acquisition-related contingent consideration liability was approximately $42.6 million. For additional information related to the Spark acquisition contingent consideration, see Note 2. Acquisitions and Divestitures.

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility approximates fair value due to the fact that any outstanding borrowings are subject to short-term floating interest rates. As of December 31, 2017, the fair value of the 2020 Notes, 2022 Notes, and 2025 Notes (see Note 10. Long-Term Debt) totaled $257.8 million,  $240.0 million, and $272.3 million, respectively, based on the quoted prices in markets that are not active (Level 2 input) for these notes as of that date.

Additions to asset retirement obligations liability. The Company estimates the fair value of additions to its ARO liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to ARO are measured at fair value at the time of the asset installations using significant non-observable (Level 3) inputs. These liabilities are evaluated periodically based on estimated current fair value. Amounts added to the ARO liability during the years ended December 31, 2017 and 2016 totaled $11.7 million and $8.7 million, respectively.

Interest rate swap and foreign currency forward contracts. As of December 31, 2017, the fair value of the Company’s interest rate swap and foreign currency forward contracts was an asset of $15.6 million and a liability of $10.9 million (includes approximately $0.1 million related to the foreign currency forward contracts). These financial instruments are carried at fair value and calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable (Level 2 inputs), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. For additional information related to the valuation process of this asset or liability, see Note 15. Derivative Financial Instruments.

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

Operating Lease Obligations

The Company was a party to several operating leases as of December 31, 2017, primarily for office space and the rental of space at certain merchant locations.

Future minimum lease payments under the Company’s operating and merchant space leases (with initial lease terms in excess of one year) as of December 31, 2017, for each of the next five years and thereafter are as following (in thousands):

2018	$14,951
2019	10,029
2020	7,645
2021	5,892
2022	3,504
Thereafter	9,702
Total	$51,723

Total rental expense under the Company’s operating leases, net of sublease income, was $15.5 million, $15.1 million, and $14.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Other Commitments

Asset retirement obligations. The Company’s AROs consist primarily of deinstallation costs of the Company’s ATMs and costs to restore the ATM sites to their original condition. In most cases, the Company is legally required to perform this deinstallation, and in some cases, the site restoration work. The Company had $69.8 million accrued for these liabilities as of December 31, 2017. For additional information, see Note 11. Asset Retirement Obligations.

Acquisition-related contingent consideration. As a result of the Spark acquisition, the Company has recorded an acquisition-related contingent consideration liability of $42.6 million as of December 31, 2017. For additional information related to the Spark acquisition contingent consideration, see Note 2. Acquisitions and Divestitures.

Purchase commitments. During the normal course of business, the Company issues purchase orders for various products. As of December 31, 2017, the Company had open purchase commitments of $2.5 million for products to be delivered in 2018. Other material purchase commitments as of December 31, 2017 included $0.8 million in minimum service requirements for certain gateway and processing fees over the next three years.

(18) Income Taxes

On December 22, 2017, House of Representatives 1 (“H.R. 1”), originally known as the Tax Cuts and Jobs Act (“U.S. Tax Reform”) was enacted and signed into legislation.  Under U.S. GAAP, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. As a result of this legislation, in the three months ended December 31, 2017, the Company provisionally recognized one-time net tax benefits totaling $11.6 million. This amount included an estimated one-time tax benefit of $19.4 million due to the re-measurement of the Company’s net deferred tax liabilities, primarily related to the change in the U.S. federal corporate income tax rate from 35% to 21%. Partially offsetting this non-cash book tax benefit, the Company recognized an estimated one-time tax expense of $7.8 million on its accumulated undistributed foreign earnings pertaining to foreign operations under the U.S. business, which the Company will elect to pay over an eight-year period. As of December 31, 2017, the Company had not completed its accounting for the tax effects of the U.S. Tax Reform, due to additional anticipated guidance from standard-setting bodies and the need to obtain additional information to complete calculations. These net tax benefits represent the Company’s current reasonable estimate of the U.S. Tax Reform impact, and in accordance with SEC Staff Accounting bulletin No. 118, the Company will adjust the provisional estimates within the measurement period when the amounts are determined.

As a result of the Redomicile Transaction, completed on July 1, 2016, the location of incorporation of the parent company of the Cardtronics group was changed from Delaware to the U.K. As a Delaware company, the statutory corporate tax rate was 35%, and after the redomicile to the U.K., the Cardtronics parent company statutory tax rate was 20% for the Company’s calendar reporting year 2016 and 19.25% for 2017. For additional information related to the Redomicile Transaction, see Note 1. Basis of Presentation and Summary of Significant Accounting Policies - (a) Description of Business.

The Company’s income before income taxes consisted of the following:

	Year Ended
	December 31,
	2017	2016	2015
	(In thousands)
U.S.	$24,919	$39,347	$80,318
Non-U.S.	(179,562)	75,185	25,005
Total pre-tax book income	$(154,643)	$114,532	$105,323

The Company’s income tax (benefit) expense based on income before income taxes consisted of the following:

	Year Ended
	December 31,
	2017	2016	2015
	(In thousands)
Current
U.S. federal	$(493)	$8,005	$19,590
U.S. state and local	1,657	4,386	4,495
Non-U.S.	5,842	4,345	4,264
Total current	$7,006	$16,736	$28,349

Deferred
U.S. federal	$732	$9,857	$6,890
U.S. state and local	874	1,966	1,226
Non-U.S.	(17,904)	(1,937)	2,877
Total deferred	$(16,298)	$9,886	$10,993
Total income tax (benefit) expense	$(9,292)	$26,622	$39,342

Income tax (benefit) expense differs from amounts computed by applying the statutory tax rate to income before income taxes as follows:

	Year Ended
	December 31,
	2017	2016	2015
	(In thousands)
Income tax (benefit) expense, at the statutory tax rate of 19.25%, 20%, and 35% for the years ended December 31, 2017, 2016, and 2015 respectively.	$(29,769)	$22,906	$36,863
Provision to return and deferred tax adjustments	(264)	1,858	145
U.S. state tax, net of federal benefit	2,181	3,584	3,504
Permanent adjustments	1,411	1,514	1,810
Tax rates (less than) in excess of statutory tax rates	(18,398)	8,161	(5,035)
Impact of Finance Structure	(5,734)	(8,165)	—
Gain on divestiture	—	—	3,465
Nondeductible transaction costs	6,743	3,844	—
Goodwill impairment (non-deductible)	41,510	—	—
US Tax Reform (net impact)	(11,569)	—	—
Share-based Compensation	(2,464)	—	—
Other	(206)	316	(773)
Subtotal	(16,559)	34,018	39,979
Change in valuation allowance	7,267	(7,396)	(637)
Total income tax (benefit) expense	$(9,292)	$26,622	$39,342

The net income tax benefit is attributable to a combination of 1) the U.S. Tax Reform benefit of $11.6 million, 2) the excess tax benefit related to share-based compensation, and 3) the mix of earnings across jurisdictions, and is partially offset by the establishment of a valuation allowance related to Australian deferred tax assets of $6.4 million. In addition, the goodwill impairment recognized during the period ended September 30, 2017, was not deductible for income tax purposes, and as a result there was no tax benefit recognized from the impairment. For additional information, see Item 8. Financial Statements and Supplementary data, Note 1. Basis of Presentation and Summary of Significant accounting – (l) Intangible Assets Other Than Goodwill and (m) Goodwill.

The Company’s net deferred tax assets and liabilities (by segment) consisted of the following:

	Year Ended December 31, 2017
	North America	Europe & Africa	Australia & New Zealand	Corporate	Total
	(In thousands)
Noncurrent deferred tax asset	$29,218	$14,572	$15,803	$942	$60,535
Valuation allowance	(2,267)	(891)	(6,387)	—	(9,545)
Noncurrent deferred tax liability	(61,486)	(10,293)	(9,416)	—	(81,195)
Net noncurrent deferred tax (liability) asset	$(34,535)	$3,388	$—	$942	$(30,205)

	Year Ended December 31, 2016
	North America	Europe & Africa	Australia & New Zealand	Corporate	Total
	(In thousands)
Noncurrent deferred tax asset	$34,274	$18,644	$—	$1,768	$54,686
Valuation allowance	(2,244)	(850)	—	—	(3,094)
Noncurrent deferred tax liability	(59,194)	(7,019)	—	—	(66,213)
Net noncurrent deferred tax (liability) asset	$(27,164)	$10,775	$—	$1,768	$(14,621)

The Company’s tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following:

	December 31, 2017	December 31, 2016
	(In thousands)
Noncurrent deferred tax assets
Reserve for receivables	$564	$667
Accrued liabilities and inventory reserves	6,358	7,472
Net operating loss carryforward	12,940	8,779
Unrealized losses on interest rate swap contracts	70	5,452
Share-based compensation expense	5,859	11,455
Asset retirement obligations	2,595	3,300
Tangible and intangible assets	25,117	13,343
Deferred revenue	287	878
Other	6,745	3,340
Subtotal	60,535	54,686
Valuation allowance	(9,545)	(3,094)
Noncurrent deferred tax assets	$50,990	$51,592

Noncurrent deferred tax liabilities
Tangible and intangible assets	$(79,666)	$(66,116)
Asset retirement obligations	(45)	(97)
Unrealized gain on interest rate swap contracts	(1,181)	—
Other	(303)	—
Noncurrent deferred tax liabilities	$(81,195)	$(66,213)

Net deferred tax liability	$(30,205)	$(14,621)

The Company assesses the need for any deferred tax asset valuation allowances at the end of each reporting period. The determination of whether a valuation allowance for deferred tax assets is needed is subject to considerable judgment and requires an evaluation of all available positive and negative evidence. Based on the assessment at December 31, 2017, and the weight of all evidence, the Company concluded that maintaining valuation allowances on deferred tax assets in Australia, Mexico, and other new markets is appropriate, as the Company currently believes that it is more likely than not that the related deferred tax assets will not be realized.

The deferred tax expenses and benefits associated with the Company’s net unrealized gains and losses on derivative instruments and foreign currency translation adjustments have been reflected within the Accumulated other comprehensive loss, net balance in the accompanying Consolidated Balance Sheets.

As of December 31, 2017, the Company had approximately $7.3 million in U.S. federal net operating loss carryforwards that will begin expiring in 2021, approximately $26.7 million in Canadian net operating loss carryforwards that will begin expiring in 2031, and approximately $8.9 million in net operating loss carryforwards in Mexico that are subject to expiration based on a 10 year loss carryforward limitation. The deferred tax benefits associated with such carryforwards in Mexico, to the extent they are not offset by deferred tax liabilities, have been fully reserved for through a valuation allowance.

The Company currently believes that the unremitted earnings of certain of its foreign subsidiaries will be indefinitely reinvested in the corresponding country of origin. Accordingly, no deferred taxes have been provided for on the differences between the Company’s book basis and underlying tax basis in those subsidiaries, except as was mandated by U.S. Tax Reform.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, the Company is not subject to income tax examination by tax authorities for years before 2012. The Company recorded $1.2 million of uncertain tax benefits in conjunction with the acquisition of DCPayments as of

December 31, 2017. It is reasonably possible that the total amount of this unrecognized benefit may change within the next twelve months as a result of the resolution of income tax examinations and the lapse of the applicable statute of limitations. At this time, it is not possible to estimate the range of change due to the uncertainty of potential outcomes. If the tax position is resolved, the total amount of unrecognized tax benefits would affect the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in tax expense. The amount of interest and penalties recognized in 2017 is immaterial.

(19) Concentration Risk

Significant supplier. For the years ended December 31, 2017 and 2016, the Company purchased ATM and ATM-related equipment from one supplier that accounted for 73.7% and 60.0%, respectively, of the Company’s total ATM purchases for those years.

Significant customers. For the years ended December 31, 2017 and 2016, the Company derived approximately 30.9% and 39.2%, respectively, of its total revenues from ATMs placed at the locations of its top five merchant customers. The Company’s top five merchant customers for the years ended December 31, 2017 and 2016 were 7-Eleven, Inc. (“7-Eleven”), CVS Caremark Corporation (“CVS”), Co-op Food (in the U.K.), Walgreens Boots Alliance, Inc. (“Walgreens”), and Speedway LLC (“Speedway”). 7-Eleven in the U.S. is currently the largest merchant customer in the Company’s portfolio, representing 12.5% and 18% of the Company’s total revenues for the years ended December 31, 2017 and 2016, respectively. The next four largest merchant customers together comprised 18.4% and 21.0% of the Company’s total revenues for the years ended December 31, 2017 and 2016, respectively.

Accordingly, a significant percentage of the Company’s future revenues and operating income will be dependent upon the successful continuation of its relationship with these merchants. The 7-Eleven ATM placement agreement in the U.S. expired in July 2017, and most of the ATM operations in the U.S. were transitioned to the new service provider as of December 31, 2017. We expect the transition to be complete during the first quarter of 2018. As a result, the loss of the 7-Eleven relationship in the U.S., has had and will most likely continue to have, a significant negative impact on our income from operations and cash flows relative to prior periods.

(20) Segment Information

As of December 31, 2017, the Company’s operations consisted of its North America, Europe & Africa, and Australia & New Zealand segments. As the integration of DCPayments (acquired in January 2017) progressed throughout the second quarter of 2017, the Company separated the DCPayments operations into their respective geographical components, including them within the Company’s geographical segments and created a new Australia & New Zealand segment, which includes the DCPayments operations in Australia and New Zealand. The Company’s ATM operations in the U.S., Canada, Mexico, and Puerto Rico are included in its North America segment. The North America segment also includes the Company’s transaction processing operations, which service its internal ATM operations, along with external customers. The transaction processing operations were previously reported in the Company’s Corporate & Other segment. The Corporate segment solely includes the Company’s corporate general and administrative expenses. The Company’s operations in the U.K., Ireland, Germany, Poland, Spain, and South Africa are included in its Europe & Africa segment, along with i-design (the Company’s ATM advertising business based in the U.K.). While each of the reporting segments provides similar kiosk-based and/or ATM-related services, each segment is managed separately and requires different marketing and business strategies. Segment information presented for prior periods have been revised to reflect the changes in the Company’s segments.

Management uses Adjusted EBITDA and Adjusted EBITA, together with U.S. GAAP measures, to manage and measure the performance of its segments. Management believes Adjusted EBITDA and Adjusted EBITA are useful measures because they allow management to more effectively evaluate the performance of the business and compare its results of operations from period to period without regard to financing methods, capital structure or non-recurring costs, as defined by the Company. Adjusted EBITDA and Adjusted EBITA exclude amortization of intangible assets, share-based compensation expense, acquisition and divestiture-related expenses, certain non-operating expenses (if applicable in a particular period), certain costs not anticipated to occur in future periods, gains or losses on disposal and impairment of assets, the Company’s obligations for the payment of income taxes, interest expense, and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Additionally, Adjusted EBITDA excludes depreciation and accretion expense. Depreciation and accretion expense and amortization of intangible assets are excluded as these amounts can vary substantially from company to company within the Company’s industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired.

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

Below is a reconciliation of Net (loss) income attributable to controlling interests and available to common shareholders to EBITDA, Adjusted EBITDA, and Adjusted EBITA:

	Year Ended
	December 31,
	2017	2016	2015
	(In thousands)

Net (loss) income attributable to controlling interests and available to common shareholders	$(145,350)	$87,991	$67,080
Adjustments:
Interest expense, net	35,036	17,360	19,451
Amortization of deferred financing costs and note discount	12,574	11,529	11,363
Income tax (benefit) expense	(9,292)	26,622	39,342
Depreciation and accretion expense	122,036	90,953	85,030
Amortization of intangible assets	57,866	36,822	38,799
EBITDA	$72,870	$271,277	$261,065
Add back:
Loss (gain) on disposal and impairment of assets	33,275	81	(14,010)
Other expense (1)	3,524	2,958	3,780
Noncontrolling interests (2)	(25)	(67)	(996)
Share-based compensation expense	14,395	21,430	19,421
Acquisition and divestiture-related expenses (3)	18,917	9,513	27,127
Goodwill and intangible asset impairment(4)	194,521	—	—
Redomicile-related expenses (5)	782	13,747	—
Restructuring expenses (6)	10,354	—	—
Adjusted EBITDA	$348,613	$318,939	$296,387
Less:
Depreciation and accretion expense (7)	122,029	90,927	84,608
Adjusted EBITA	$226,584	$228,012	$211,779

(1)	Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition-related contingent consideration payable, and other non-operating costs.
(2)	Noncontrolling interests adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of its Mexican subsidiaries.
(3)	Acquisition and divestiture-related expenses include costs incurred for professional and legal fees and certain other transition and integration-related costs.
(4)	Goodwill and intangible asset impairments related to the Company’s Australia & New Zealand segment.
(5)	Expenses associated with the Company’s redomicile of its parent company to the U.K., which was completed on July 1, 2016.
(6)

Expenses primarily related to employee severance costs associated with the Company’s Restructuring Plan implemented in the first quarter of 2017 and certain costs associated with exiting its Poland operations during the fourth quarter of 2017.

(7)	Amounts exclude a portion of the expenses incurred by one of the Company’s Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.

The following tables reflect certain financial information for each of the Company’s reporting segments for the periods presented:

	Year Ended
	December 31, 2017
	North America	Europe & Africa (1)	Australia & New Zealand (2)	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$971,343	$403,344	$132,912	$—	$—	$1,507,599
Intersegment revenues	9,043	1,488	—	—	(10,531)	—
Cost of revenues	658,153	250,120	96,474	1,146	(6,773)	999,120
Selling, general, and administrative expenses	71,603	37,992	9,244	55,398	—	174,237
Redomicile-related expenses	—	49	—	733	—	782
Restructuring expenses	3,668	2,942	—	3,744	—	10,354
Acquisition and divestiture-related expenses	2,210	2,261	3,132	11,314	—	18,917
Goodwill and intangible asset impairment	—	—	194,521	—	—	194,521
Loss on disposal and impairment of assets	10,432	1,299	21,496	48	—	33,275

Adjusted EBITDA	250,619	116,720	27,170	(42,137)	(3,759)	348,613

Depreciation and accretion expense	70,934	44,306	6,796	—	—	122,036
Adjusted EBITA	179,686	72,414	20,380	(42,137)	(3,759)	226,584

Capital expenditures (3)	$61,742	$61,651	$6,310	$14,437	$—	$144,140

	Year Ended
	December 31, 2016
	North America	Europe & Africa (1)	Australia & New Zealand (2)	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$899,392	$365,972	$—	$—	$—	$1,265,364
Intersegment revenues	9,006	1,437	—	—	(10,443)	—
Cost of revenues	592,187	231,465	—	878	(10,443)	814,087
Selling, general, and administrative expenses	63,672	34,138	—	55,972	—	153,782
Redomicile-related expenses	—	166	—	13,581	—	13,747
Acquisition and divestiture-related expenses	3,035	1,471	—	5,007	—	9,513
Loss (gain) on disposal and impairment of assets	1,975	(1,894)	—	—	—	81

Adjusted EBITDA	252,543	101,806	—	(35,489)	79	318,939

Depreciation and accretion expense	54,597	36,356	—	—	—	90,953
Adjusted EBITA	197,946	65,450	—	(35,463)	79	228,012

Capital expenditures (3)	$64,028	$51,294	$—	$10,560	$—	$125,882

	Year Ended
	December 31, 2015
	North America	Europe & Africa (1)	Australia & New Zealand (2)	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$824,075	$376,226	$—	$—	$—	$1,200,301
Intersegment revenues	11,275	(1,140)	—	—	(10,135)	—
Cost of revenues	532,013	259,889	—	1,219	(10,184)	782,937
Selling, general, and administrative expenses	61,602	32,410	—	46,489	—	140,501
Acquisition and divestiture-related expenses	4,769	22,258	—	100	—	27,127
Loss (gain) on disposal of assets	2,089	(16,099)	—	—	—	(14,010)

Adjusted EBITDA	239,475	85,125	—	(28,280)	67	296,387

Depreciation and accretion expense	50,897	34,133	—	—	—	85,030
Adjusted EBITA	188,577	50,992	—	(28,280)	490	211,779

Capital expenditures (3)	$90,499	$51,850	$—	$—	$—	$142,349

(1)	The Europe & Africa segment includes operations in South Africa, which were acquired on January 31, 2017.
(2)	The Australia & New Zealand segment includes operations in Australia and New Zealand, which were acquired on January 6, 2017 with the DCPayments acquisition.
(3)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and other intangible assets. Additionally, capital expenditure amounts for one of the Company’s Mexican subsidiaries, included in the North America segment, are reflected gross of any noncontrolling interest amounts.

Identifiable Assets

	December 31, 2017	December 31, 2016
	(In thousands)
North America	$1,175,154	$956,807
Europe & Africa	579,879	363,857
Australia & New Zealand	75,095	—
Corporate	32,588	44,032
Total	$1,862,716	$1,364,696

.

(21) Supplemental Guarantor Financial Information

Prior to the Redomicile Transaction, the 2022 Notes were fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by certain wholly-owned subsidiaries of Cardtronics Delaware. On July 1, 2016, Cardtronics plc and certain of its subsidiaries became 2022 Notes Guarantors pursuant to the 2022 Notes Supplemental Indenture entered into in conjunction with the Redomicile Transaction. As of December 31, 2017, the 2022 Notes were fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by Cardtronics plc and certain wholly-owned subsidiaries (including the original Cardtronics Delaware subsidiary 2022 Notes Guarantors). Cardtronics Delaware, the subsidiary issuer of the 2022 Notes is 100% owned by Cardtronics plc, the parent 2022 Notes Guarantor. In addition, on April 28, 2017, additional subsidiaries of Cardtronics plc were added as 2022 Notes Guarantors pursuant to the 2022 Notes Second Supplemental Indenture.

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

The following information reflects the Condensed Consolidating Statements of Comprehensive (Loss) Income and Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015 and the Condensed Consolidating Balance Sheets as of December 31, 2017 and 2016 for: (i) Cardtronics plc, the parent 2022 Notes  Guarantor (“Parent”), (ii) Cardtronics Delaware (“Issuer”), (iii) the 2022 Notes Guarantors (including those 2022 Notes Guarantors added pursuant to the 2022 Notes Second Supplemental Indenture) (the “Guarantors”), and (iv) the 2022 Notes Non-Guarantors. The statements for the 2016 periods have been revised to present the financial results of these entities in a manner that is consistent with the Company’s organizational structure as of December 31, 2017.

Condensed Consolidating Statements of Comprehensive (Loss) Income

	Year Ended
	December 31, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$1,050,497	$468,695	$(11,593)	$1,507,599
Operating costs and expenses	30,015	2,087	951,444	444,634	(11,593)	1,416,587
Goodwill and intangible impairment	—	—	194,521	—	—	194,521
(Loss) income from operations	(30,015)	(2,087)	(95,468)	24,061	—	(103,509)
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	25,374	39,299	(17,062)	(1)	47,610
Equity in (earnings) loss of subsidiaries	121,145	(19,429)	(320,861)	(2,940)	222,085	—
Other (income) expense	(130)	(411)	26,322	(10,172)	(12,085)	3,524
(Loss) income before income taxes	(151,030)	(7,621)	159,772	54,235	(209,999)	(154,643)
Income tax (benefit) expense	(5,679)	(10,550)	1,881	5,056	—	(9,292)
Net (loss) income	(145,351)	2,929	157,891	49,179	(209,999)	(145,351)
Net loss attributable to noncontrolling interests	—	—	—	—	(1)	(1)
Net (loss) income attributable to controlling interests and available to common shareholders	(145,351)	2,929	157,891	49,179	(209,998)	(145,350)
Comprehensive (loss) income attributable to controlling interests	$(71,811)	$5,616	$189,618	$93,024	$(288,258)	$(71,811)

	Year Ended
	December 31, 2016
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$904,237	$411,907	$(50,780)	$1,265,364
Operating costs and expenses	18,166	22,565	764,425	364,609	(50,780)	1,118,985
(Loss) income from operations	(18,166)	(22,565)	139,812	47,298	—	146,379
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	25,188	30,212	(26,511)	—	28,889
Equity in (earnings) loss of subsidiaries	(102,653)	(102,835)	(58,890)	—	264,378	—
Other expense (income)	263	(19,838)	(3,914)	(2,882)	29,329	2,958
Income before income taxes	84,224	74,920	172,404	76,691	(293,707)	114,532
Income tax (benefit) expense	(3,686)	(10,889)	37,268	3,929	—	26,622
Net income	87,910	85,809	135,136	72,762	(293,707)	87,910
Net loss attributable to noncontrolling interests	—	—	—	—	(81)	(81)
Net income attributable to controlling interests and available to common shareholders	87,910	85,809	135,136	72,762	(293,626)	87,991
Comprehensive income attributable to controlling interests	$68,919	$77,015	$122,973	$73,395	$(273,302)	$69,000

	Year Ended
	December 31, 2015
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total

	(In thousands)
Revenues	$—	$—	$856,948	$397,831	$(54,478)	$1,200,301
Operating costs and expenses	—	4,945	751,726	358,191	(54,478)	1,060,384
(Loss) income from operations	—	(4,945)	105,222	39,640	—	139,917
Interest expense, net, including amortization of deferred financing costs and note discount	—	22,633	5,650	2,521	10	30,814
Equity in (earnings) loss of subsidiaries	(65,981)	(68,405)	4,811	—	129,575	—
Other (income) expense	—	(177)	(13,689)	86,256	(68,610)	3,780
Income (loss) before income tax	65,981	41,004	108,450	(49,137)	(60,975)	105,323
Income tax (benefit) expense	—	(10,687)	42,443	7,586	—	39,342
Net income (loss)	65,981	51,691	66,007	(56,723)	(60,975)	65,981
Net loss attributable to noncontrolling interests	—	—	—	—	(1,099)	(1,099)
Net income (loss) attributable to controlling interests and available to common shareholders	65,981	51,691	66,007	(56,723)	(59,876)	67,080
Comprehensive income (loss) attributable to controlling interests	$60,201	$41,287	$80,639	$(66,070)	$(54,757)	$61,300

Condensed Consolidating Balance Sheets

	As of December 31, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$89	$7	$15,807	$35,467	$—	$51,370
Accounts and notes receivable, net	—	—	55,912	49,333	—	105,245
Deferred tax asset, net	—	—	(3,466)	3,466	—	—
Other current assets	400	1,585	73,847	82,885	—	158,717
Total current assets	489	1,592	142,100	171,151	—	315,332
Property and equipment, net	—	—	312,591	185,479	(168)	497,902
Intangible assets, net	—	—	159,248	51,337	(723)	209,862
Goodwill	—	—	572,275	202,664	—	774,939
Investments in and advances to subsidiaries	385,729	465,347	392,327	—	(1,243,403)	—
Intercompany receivable	10,231	211,540	71,477	486,408	(779,656)	—
Deferred tax asset, net	332	—	1,343	5,250	—	6,925
Prepaid expenses, deferred costs, and other noncurrent assets	—	12,172	28,763	16,821	—	57,756
Total assets	$396,781	$690,651	$1,680,124	$1,119,110	$(2,023,950)	$1,862,716
Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	—	4,892	21,746	4,744	(12)	31,370
Accounts payable and accrued liabilities	979	10,070	205,199	134,932	—	351,180
Total current liabilities	979	14,962	226,945	139,676	(12)	382,550
Long-term debt	—	504,912	394,596	18,213	—	917,721
Intercompany payable	5,409	4,272	673,053	100,410	(783,144)	—
Asset retirement obligations	—	—	25,424	34,496	—	59,920
Deferred tax liability, net	—	—	34,926	2,204	—	37,130
Other long-term liabilities	—	3,997	25,402	45,603	—	75,002
Total liabilities	6,388	528,143	1,380,346	340,602	(783,156)	1,472,323
Shareholders' equity	390,393	162,508	299,778	778,508	(1,240,794)	390,393
Total liabilities and shareholders' equity	$396,781	$690,651	$1,680,124	$1,119,110	$(2,023,950)	$1,862,716

	As of December 31, 2016
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$101	$7	$6,995	$66,431	$—	$73,534
Accounts and notes receivable, net	—	—	59,375	24,781	—	84,156
Other current assets	—	1,468	52,087	58,292	—	111,847
Total current assets	101	1,475	118,457	149,504	—	269,537
Property and equipment, net	—	—	271,142	121,593	—	392,735
Intangible assets, net	—	—	89,028	32,202	—	121,230
Goodwill	—	—	450,229	82,846	—	533,075
Investments in and advances to subsidiaries	452,014	748,278	872,795	—	(2,073,087)	—
Intercompany receivable	12,962	297,790	251,754	1,615,808	(2,178,314)	—
Deferred tax asset, net	537	—	1,462	11,005	—	13,004
Prepaid expenses, deferred costs, and other noncurrent assets	—	504	22,098	12,513	—	35,115
Total assets	$465,614	$1,048,047	$2,076,965	$2,025,471	$(4,251,401)	$1,364,696
Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	—	—	22,662	5,591	(16)	28,237
Accounts payable and accrued liabilities	(15)	17,152	179,489	89,024	(67)	285,583
Total current liabilities	(15)	17,152	202,151	94,615	(83)	313,820
Long-term debt	—	502,539	—	—	—	502,539
Intercompany payable	8,694	82,660	1,248,493	838,467	(2,178,314)	—
Asset retirement obligations	—	—	21,746	23,340	—	45,086
Deferred tax liability, net	—	—	24,953	2,672	—	27,625
Other long-term liabilities	—	504	14,305	3,882	—	18,691
Total liabilities	8,679	602,855	1,511,648	962,976	(2,178,397)	907,761
Shareholders' equity	456,935	445,192	565,317	1,062,495	(2,073,004)	456,935
Total liabilities and shareholders' equity	$465,614	$1,048,047	$2,076,965	$2,025,471	$(4,251,401)	$1,364,696

Condensed Consolidated Statement of Cash Flows

	Year Ended
	December 31, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$8,388	$20,200	$164,993	$24,311	$—	$217,892
Additions to property and equipment	—	—	(83,357)	(60,783)	—	(144,140)
Acquisitions, net of cash acquired	—	—	(468,930)	(18,147)	—	(487,077)
Net cash used in investing activities	—	—	(552,287)	(78,930)	—	(631,217)
Proceeds from borrowings under revolving credit facility	—	352,600	604,138	124,951	—	1,081,689
Repayments of borrowings under revolving credit facility	—	(372,800)	(495,944)	(107,417)	—	(976,161)
Proceeds from borrowings of long-term debt	—	—	300,000	—	—	300,000
Debt issuance costs	—	—	(5,704)	—	—	(5,704)
Intercompany financing	—	—	(6,605)	6,605	—	—
Tax payments related to share-based compensation	(8,504)	—	—	—	—	(8,504)
Proceeds from exercises of stock options	104	—	—	—	—	104
Net cash (used in) provided by financing activities	(8,400)	(20,200)	395,885	24,139	—	391,424
Effect of exchange rate changes on cash	—	—	221	(484)	—	(263)
Net (decrease) increase in cash and cash equivalents	(12)	—	8,812	(30,964)	—	(22,164)
Cash and cash equivalents as of beginning of period	101	7	6,995	66,431	—	73,534
Cash and cash equivalents as of end of period	$89	$7	$15,807	$35,467	$—	$51,370

	Year Ended
	December 31, 2016
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash (used in) provided by operating activities	$(1,106)	$60,033	$101,430	$109,918	$—	$270,275
Additions to property and equipment	—	—	(77,124)	(48,758)	—	(125,882)
Acquisitions, net of cash acquired	—	—	(17,512)	(5,157)	—	(22,669)
Proceeds from sale of assets and businesses	—	—	9,348	—	—	9,348
Net cash used in investing activities	—	—	(85,288)	(53,915)	—	(139,203)
Proceeds from borrowings under revolving credit facility	—	198,826	—	36,542	—	235,368
Repayments of borrowings under revolving credit facility	—	(255,727)	—	(55,635)	—	(311,362)
Intercompany financing	—	248	(14,430)	14,182	—	—
Proceeds from exercises of stock options	526	147	—	—	—	673
Additional tax (expense) related to share-based compensation	681	(343)	—	—	—	338
Repurchase of common shares	—	(3,959)	—	—	—	(3,959)
Net cash (used in) provided by financing activities	1,207	(60,808)	(14,430)	(4,911)	—	(78,942)
Effect of exchange rate changes on cash	—	—	(917)	(3,976)	—	(4,893)
Net increase (decrease) in cash and cash equivalents	101	(775)	795	47,116	—	47,237
Cash and cash equivalents as of beginning of period	—	782	6,200	19,315	—	26,297
Cash and cash equivalents as of end of period	$101	$7	$6,995	$66,431	$—	$73,534

	Year Ended
	December 31, 2015
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total

	(In thousands)
Net cash provided by operating activities	$—	$67,436	$110,945	$77,802	$370	$256,553
Additions to property and equipment	—	—	(93,248)	(48,731)	(370)	(142,349)
Funding of intercompany notes payable, net	—	—	—	—	—	—
Acquisitions, net of cash acquired	—	—	(72,434)	(31,440)	—	(103,874)
Proceeds from sale of assets and businesses	—	—	36,661	—	—	36,661
Net cash used in investing activities	—	—	(129,021)	(80,171)	(370)	(209,562)
Proceeds from borrowings under revolving credit facility	—	379,400	—	73,270	—	452,670
Repayments of borrowings under revolving credit facility	—	(446,085)	—	(53,466)	—	(499,551)
Repayments of intercompany notes payable	—	1,670	24,523	(26,193)	—	—
Proceeds from exercises of stock options	—	1,107	—	—	—	1,107
Additional tax benefit related to share-based compensation	—	1,985	—	—	—	1,985
Repurchase of common shares	—	(4,731)	—	—	—	(4,731)
Net cash (used in) provided by financing activities	—	(66,654)	24,523	(6,389)	—	(48,520)
Effect of exchange rate changes on cash	—	—	—	(4,049)	—	(4,049)
Net (decrease) increase in cash and cash equivalents	—	782	6,447	(12,807)	—	(5,578)
Cash and cash equivalents as of beginning of period	—	—	(247)	32,122	—	31,875
Cash and cash equivalents as of end of period	$—	$782	$6,200	$19,315	$—	$26,297

.

(22) New Accounting Pronouncements

For information related to the ASUs adopted during the year ended December 31, 2017, see Note 1. Basis of Presentation and Summary of Significant Accounting Policies – (b) Basis of Presentation. The new ASUs relevant to the Company are as follows:

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

The Company will adopt the Revenue Standard in the first quarter of fiscal 2018. The Company has completed an analysis of its most significant revenue streams including those most likely to be impacted by the Revenue Standard and anticipates that the adoption of the Revenue Standard will result in relatively minor impacts to the recognition of revenues to be reported in its consolidated financial statements. The Company believes that the most significant impact will be from the deferral of contract acquisition costs. These costs primarily consist of sales commissions and directly related costs provided to the Company’s sales force that have not been deferred historically. It has been the Company’s practice to recognize sales commissions when paid and now they will be deferred and recognized over time. The Company plans to use the modified retrospective method to adopt the Revenue Standard, recognizing deferred sales commissions and related costs of approximately $8.0 million effective January 1, 2018.

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

(23) Supplemental Selected Quarterly Financial Information (Unaudited)

The Company’s financial information by quarter is summarized below for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
	(In thousands, excluding per share amounts)
2017
Total revenues	$357,572	$385,112	$401,950	$362,965	$1,507,599
Net (loss) income	(894)	15,157	(175,570)	15,956	(145,351)
Net income attributable to controlling interests and available to common shareholders	(901)	15,158	(175,561)	15,954	(145,350)
Basic net income per common share	$(0.02)	$0.33	$(3.84)	$0.34	$(3.19)
Diluted net income per common share	$(0.02)	$0.33	$(3.84)	$0.34	$(3.19)

2016
Total revenues	$303,247	$323,961	$328,334	$309,822	$1,265,364
Net income	15,359	20,114	27,478	24,959	87,910
Net income attributable to controlling interests and available to common shareholders	15,384	20,148	27,490	24,969	87,991
Basic net income per common share	$0.34	$0.45	$0.61	$0.55	$1.95
Diluted net income per common share	$0.34	$0.44	$0.60	$0.54	$1.92

.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements on any matters of accounting principles or financial statement disclosure between the Company and its independent registered public accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company have evaluated, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (this “2017 Form 10-K”). The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 includes its consolidated subsidiaries, except for the acquisitions of DCPayments and Spark during 2017. DCPayments’ and Spark’s internal control over financial reporting was associated with approximately 26% of total assets (of which approximately 19% represents goodwill and intangibles included within the scope of the assessment) and total revenues of approximately 18% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017.

The Company’s management, under the supervision and with the participation of its principal executive officer and principal financial officer, assessed the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control - Integrated Framework (2013), its management concluded that its internal control over financial reporting was effective as of December 31, 2017.

Attestation Report of the Independent Registered Public Accounting Firm

The Company’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this 2017 Form 10-K, as stated in the attestation report which is included in Item 8. Financial Statements and Supplementary Data, Reports of Independent Registered Public Accounting Firm.

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

Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 10 the remaining information required by this Item 10 from the information to be disclosed in its definitive proxy statement for its 2018 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 11 the information to be disclosed in its definitive proxy statement for its 2018 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 12 the information to be disclosed in its definitive proxy statement for its 2018 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 13 the information to be disclosed in its definitive proxy statement for its 2018 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 14 the information to be disclosed in its definitive proxy statement for its 2018 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Consolidated Financial Statements

2. Financial Statement Schedules

All schedules are omitted because they are either not applicable or required information is reported in the consolidated financial statements or notes thereto.

3. Index to Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are reflected in the Index to Exhibits accompanying this 2017 Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

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

Exhibit Number	Description
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

10.6*

Sixth Amendment to Amended and Restated Credit Agreement, dated October 3, 2017, by and among Cardtronics plc, the other Obligors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.7

Placement Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and 7-Eleven, Inc. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on November 9, 2007, File No. 333-113470).

10.8

Purchase Agreement, dated July 21, 2014, by and among WSILC, L.L.C., RTW ATM, LLC, C.O.D., LLC and WG ATM, LLC and their Members and Cardtronics USA, Inc. (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on October 29, 2014, File No. 001-33864).

Exhibit Number	Description
10.9

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

10.15

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

10.18

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

10.21

Amended and Restated Additional Warrant Confirmation, dated as of October 26, 2016, by and among Cardtronics plc, Cardtronics, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.12 of the Current Report on Form 8-K, filed by Cardtronics plc on November 1, 2016, File No. 001-37820).

Exhibit Number	Description
10.22†

Form of Deed of Indemnity of Cardtronics plc, entered into by each director of Cardtronics plc and each of the following officers: Steven A. Rathgaber, Edward H. West, E. Brad Conrad, Jerry Garcia, Dilshad Kasmani, Todd Ruden, Jonathan Simpson-Dent and Roger Craig (incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 28, 2017, File No. 001-33864).

10.23†

Form of Indemnification Agreement of Cardtronics, Inc., entered into by each director of Cardtronics plc and each of the following officers: Steven A. Rathgaber, Edward H. West, E. Brad Conrad, Jerry Garcia and David Dove (incorporated herein by reference to Exhibit 10.7 of the Current Report on Form 8-K, filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

10.24†

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

10.27†

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

10.29†

Amendment No. 5 to the 2001 Stock Incentive Plan of Cardtronics Group, Inc. dated effective as of November 26, 2007 (incorporated herein by reference to Exhibit 10.40 of Post-effective Amendment No. 1 to the Registration Statement on Form S-1, filed by Cardtronics, Inc. on December 10, 2007, File No. 333-145929).

10.30†

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

10.33†

Form of Non-Employee Director Restricted Stock Unit Agreement pursuant to the Third Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 of Current Report on Form 8-K, filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

10.34

Deed of Assumption, dated July 1, 2016, executed by Cardtronics plc (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

10.35†

Restricted Stock Unit Agreement by and between Cardtronics, Inc. and David Dove, dated effective September 3, 2013 (incorporated herein by reference to Exhibit 10.57 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 18, 2014, File No. 001-33864).

10.36†

Cardtronics, Inc. 2016 Annual Executive Cash Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on April 28, 2016, File No. 001-33864).

Exhibit Number	Description
10.37†

Cardtronics, Inc. 2013 Long Term Incentive Plan, dated March 29, 2013 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on April 4, 2013, File No. 001-33864).

10.38†

Cardtronics, Inc. 2014 Long Term Incentive Plan, dated March 27, 2014 (incorporated herein by reference to Exhibit 99.3 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on April 2, 2014, File No. 001-33864).

10.39†

Cardtronics, Inc. 2015 Long Term Incentive Plan, dated March 24, 2015 (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on April 30, 2015, File No. 001-33864).

10.40†

Cardtronics, Inc. 2016 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on April 28, 2016 File No. 001-33864).

10.41†

Cardtronics, Inc. 2016 Annual Bonus Pool Allocation Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on April 28, 2016, File No. 001-33864).

10.42†

Employment Agreement by and among Cardtronics USA, Inc., Cardtronics, Inc. and Steven A. Rathgaber, dated effective as of February 1, 2010 (incorporated herein by reference to Exhibit 10.48 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on March 4, 2010, File No. 001-33864).

10.43†

Employment Agreement by and between Cardtronics USA, Inc. and P. Michael McCarthy, dated effective as of May 13, 2013 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on July 31, 2013, File No. 001-33864).

10.44†

Retirement Agreement by and between Cardtronics plc and P. Michael McCarthy, dated effective as of January 3, 2017 (incorporated herein by reference to Exhibit 10.43 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 28, 2017, File No. 001-33864).

10.45†

Employment Agreement by and between Cardtronics USA, Inc. and David Dove, dated effective as of September 1, 2013 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on November 4, 2013, File No. 001-33864).

10.46†

First Amendment to Employment Agreement by and between Cardtronics USA, Inc. and David Dove, dated effective as of August 22, 2016 (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on October 27, 2016, File No. 001-37820).

10.47†

Employment Agreement by and among Cardtronics USA, Inc., Cardtronics, Inc. and Edward H. West, dated as of January 11, 2016 (incorporated herein by reference to Exhibit 10.59 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 22, 2016, File No. 001-33864).

10.48†

Amended and Restated Employment Agreement by and between Cardtronics USA, Inc. and J. Chris Brewster, dated effective as of February 22, 2016 (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on April 28, 2016, File No. 001-33864).

10.49†

Service Agreement by and between Bank Machine Limited and Jonathan Simpson-Dent, dated effective as of August 7, 2013 (incorporated herein by reference to Exhibit 10.56 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 24, 2015, File No. 001-33864).

10.50†

Amended and Restated Employment Agreement by and between Cardtronics plc and Edward H. West, dated as of December 6, 2017 (incorporated herein by reference to Exhibit 10.01 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on December 11, 2017, File No. 001-33864).

10.51†*	Employment Agreement by and between Cardtronics plc and Gary W. Ferrera, dated effective as of November 28, 2017.
12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of Cardtronics plc.

Exhibit Number	Description
23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.
31.1*	Certification of the Chief Executive Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics plc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*  Filed herewith.

**Furnished herewith.

†  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 28, 2018.

Cardtronics plc

/s/ Edward H. West
Edward H. West
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 28, 2018.

Signature	Title

/s/ Edward H. West	Chief Executive Officer and Director
Edward H. West	(Principal Executive Officer)

/s/ Gary W. Ferrera	Chief Financial Officer
Gary W. Ferrera	(Principal Financial Officer)

/s/ E. Brad Conrad	Chief Accounting Officer
E. Brad Conrad	(Principal Accounting Officer)

/s/ Dennis F. Lynch
Dennis F. Lynch	Chairman of the Board of Directors

/s/ Tim Arnoult
Tim Arnoult	Director

/s/ Juli Spottiswood
Juli Spottiswood	Director

/s/ Jorge M. Diaz
Jorge M. Diaz	Director

/s/ G. Patrick Phillips
G. Patrick Phillips	Director

/s/ Mark Rossi
Mark Rossi	Director

/s/ Julie Gardner
Julie Gardner	Director