Form 10-Q
period 2018-03-31
Cardtronics plc
filed 2018-05-03
CIK 1671013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Shares outstanding as of April 30, 2018: 45,924,163 Ordinary shares, nominal value $0.01 per share.

CARDTRONICS PLC

When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics” we are describing Cardtronics plc and/or our subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,673	$51,370
Accounts and notes receivable, net of allowance for doubtful accounts of $1,982 and $2,001 as of March 31, 2018 and December 31, 2017, respectively	94,345	105,245
Inventory, net	15,529	14,283
Restricted cash	73,003	48,328
Prepaid expenses, deferred costs, and other current assets	121,298	96,106
Total current assets	350,848	315,332
Property and equipment, net of accumulated depreciation of $403,473 and $404,141 as of March 31, 2018 and December 31, 2017, respectively	487,695	497,902
Intangible assets, net	195,378	209,862
Goodwill	779,394	774,939
Deferred tax asset, net	5,948	6,925
Prepaid expenses, deferred costs, and other noncurrent assets	75,245	57,756
Total assets	$1,894,508	$1,862,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term liabilities	$22,877	$31,370
Accounts payable	32,332	44,235
Accrued liabilities	330,424	306,945
Total current liabilities	385,633	382,550
Long-term liabilities:
Long-term debt	915,586	917,721
Asset retirement obligations	61,392	59,920
Deferred tax liability, net	42,394	37,130
Other long-term liabilities	70,921	75,002
Total liabilities	1,475,926	1,472,323

Commitments and contingencies (See Note 14)

Shareholders' equity:
Ordinary shares, $0.01 nominal value; 45,921,203 and 45,696,338 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	459	457
Additional paid-in capital	316,996	316,940
Accumulated other comprehensive loss, net	(8,610)	(33,595)
Retained earnings	109,835	106,670
Total parent shareholders' equity	418,680	390,472
Noncontrolling interests	(98)	(79)
Total shareholders’ equity	418,582	390,393
Total liabilities and shareholders’ equity	$1,894,508	$1,862,716

The accompanying notes are an integral part of these consolidated financial statements.

Th

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, excluding share and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
ATM operating revenues	$319,731	$341,788
ATM product sales and other revenues	16,453	15,784
Total revenues	336,184	357,572
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below. See Note 1(c))	215,490	231,927
Cost of ATM product sales and other revenues	12,762	14,635
Total cost of revenues	228,252	246,562
Operating expenses:
Selling, general, and administrative expenses	41,740	41,949
Redomicile-related expenses	—	760
Restructuring expenses	2,413	8,243
Acquisition and divestiture-related expenses	1,720	8,456
Depreciation and accretion expense	31,042	29,121
Amortization of intangible assets	13,771	15,180
Loss on disposal and impairment of assets	5,420	3,194
Total operating expenses	96,106	106,903
Income from operations	11,826	4,107
Other expense:
Interest expense, net	9,174	6,557
Amortization of deferred financing costs and note discount	3,308	2,976
Other expense (income)	2,160	(1,580)
Total other expense	14,642	7,953
Loss before income taxes	(2,816)	(3,846)
Income tax benefit	(31)	(2,952)
Net loss	(2,785)	(894)
Net (loss) income attributable to noncontrolling interests	(17)	7
Net loss attributable to controlling interests and available to common shareholders	$(2,768)	$(901)

Net loss per common share – basic	$(0.06)	$(0.02)
Net loss per common share – diluted	$(0.06)	$(0.02)

Weighted average shares outstanding – basic	45,833,070	45,490,461
Weighted average shares outstanding – diluted	45,833,070	45,490,461

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(2,785)	$(894)
Unrealized gain on interest rate swap and foreign currency forward contracts, net of deferred income tax expense of $5,143 and $1,360 for the three months ended March 31, 2018 and 2017, respectively.	17,361	1,405
Foreign currency translation adjustments, net of deferred income tax expense (benefit) of $24, and $(1,383) for the three months ended March 31, 2018 and 2017, respectively.	7,624	7,246
Other comprehensive income	24,985	8,651
Total comprehensive income	22,200	7,757
Less: Comprehensive (loss) income attributable to noncontrolling interests	(19)	6
Comprehensive income attributable to controlling interests	$22,219	$7,751

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,785)	$(894)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	44,813	44,301
Amortization of deferred financing costs and note discount	3,308	2,976
Share-based compensation expense	2,445	2,197
Deferred income tax (benefit)	(281)	(4,060)
Loss on disposal and impairment of assets	5,420	3,194
Other reserves and non-cash items	2,368	(1,198)
Changes in assets and liabilities:
Decrease in accounts and notes receivable, net	12,633	215
Increase in prepaid expenses, deferred costs, and other current assets	(17,995)	(2,726)
Increase in inventory, net	(1,424)	(1,037)
Increase in other assets	(118)	(2,635)
Decrease in accounts payable	(11,581)	(24,206)
Increase in accrued liabilities	18,661	9,906
Decrease in other liabilities	(6,031)	(3,325)
Net cash provided by operating activities	49,433	22,708

Cash flows from investing activities:
Additions to property and equipment	(20,739)	(38,561)
Acquisitions, net of cash acquired	—	(484,602)
Net cash used in investing activities	(20,739)	(523,163)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	143,502	624,199
Repayments of borrowings under revolving credit facility	(150,518)	(133,399)
Tax payments related to share-based compensation	(2,379)	(7,602)
Proceeds from exercises of stock options	—	3
Net cash (used in) provided by financing activities	(9,395)	483,201

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	684	(1,163)
Net increase (decrease) in cash, cash equivalents, and restricted cash	19,983	(18,417)

Cash, cash equivalents, and restricted cash as of beginning of period	99,817	105,747
Cash, cash equivalents, and restricted cash as of end of period	$119,800	$87,330

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,553	$8,277
Cash (refund) paid for income taxes	$(7,138)	$299

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) General and Basis of Presentation

(a) General

Cardtronics plc, together with its wholly and majority-owned subsidiaries (collectively, the “Company”), provides convenient automated financial related services to consumers through its network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of March 31, 2018, the Company was the world’s largest ATM owner/operator, providing services to approximately 230,000 ATMs.

During 2018, 62% of the Company’s revenues were derived from operations in North America (including its ATM operations in the U.S., Canada, and Mexico), 29% of the Company’s revenues were derived from operations in Europe and Africa (including its ATM operations in the U.K., Ireland, Germany, Spain, and South Africa), and 9% of the Company’s revenues were derived from the Company’s operations in Australia and New Zealand. As of March 31, 2018, the Company provided processing only services or various forms of managed services solutions to approximately 135,000 ATMs. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on Cardtronics to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.

Through its network, the Company delivers financial related services to cardholders and provides ATM management and ATM equipment-related services (typically under multi-year contracts) to large retail merchants, smaller retailers, and operators of facilities such as shopping malls, airports, and train stations. In doing so, the Company provides its retail partners with a compelling automated solution that helps attract and retain customers, and in turn, increases the likelihood that the ATMs placed at their facilities will be utilized. The Company also owns and operates electronic funds transfer (“EFT”) transaction processing platforms that provide transaction processing services to its network of ATMs, as well as to other ATMs under managed services arrangements. Additionally, the Company provides processing services for issuers of debit cards.

In addition to its retail merchant relationships, the Company also partners with leading financial institutions to brand selected ATMs within its network, including BBVA Compass Bancshares, Inc. (“BBVA”), Citibank, N.A. (“Citibank”), Citizens Financial Group, Inc. (“Citizens”), Cullen/Frost Bankers, Inc. (“Cullen/Frost”), Discover Bank (“Discover”), PNC Bank, N.A. (“PNC Bank”), Santander Bank, N.A. (“Santander”), and TD Bank, N.A. (“TD Bank”) in the U.S.; the Bank of Nova Scotia (“Scotiabank”), TD Bank, Canadian Imperial Bank Commerce (“CIBC”), and DirectCash Bank in Canada; and the Bank of Queensland Limited (“BOQ”) and HSBC Holdings plc (“HSBC”) in Australia. In Mexico, the Company partners with Scotiabank to place their brands on its ATMs in exchange for certain services provided by them. As of March 31, 2018, approximately 20,000 of the Company’s ATMs were under contract with approximately 500 financial institutions to place their logos on the ATMs, and to provide convenient surcharge-free access for their banking customers.

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

(b) Basis of Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) has been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the U.S. (“U.S. GAAP”), although the Company believes that the disclosures are adequate to make the information not misleading. You should read this Form 10-Q along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.

In management’s opinion, all normal recurring adjustments necessary for a fair presentation of the Company’s interim and prior period results have been made. The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of results of operations that may be expected for any other interim period or for the full fiscal year.

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

The following table reflects the amounts excluded from the Cost of ATM operating revenues line item in the accompanying Consolidated Statement of Operations for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
	( In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$23,375	$21,984
Amortization of intangible assets	13,771	15,180
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues	$37,146	$37,164

(d) Redomicile to the U.K.

On July 1, 2016, the Cardtronics group of companies changed the location of incorporation of the parent company from Delaware to the U.K. Cardtronics plc, a public limited company organized under English law (“Cardtronics plc”), became the new publicly traded corporate parent of the Cardtronics group of companies following the completion of the merger between Cardtronics, Inc., a Delaware corporation (“Cardtronics Delaware”), and one of its subsidiaries.

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

(e) Restructuring Expenses

During 2017, the Company initiated a global corporate reorganization and cost reduction initiative (the “Restructuring Plan”), intended to improve its cost structure and operating efficiency. The Restructuring Plan included workforce reductions, facilities closures, contract terminations, and other cost reduction measures. The Company incurred $8.2 million and $10.4 million of pre-tax expenses related to its Restructuring Plan during the three and twelve months ended March 31, 2017 and December 31, 2017, respectively. During the three months ended March 31, 2018, the Company implemented additional workforce reductions in an effort to continue its cost reduction initiative and thereby improve its cost structure and operating efficiency. The Company incurred $2.4 million of pre-tax expenses, largely consisting of employee severance, during the first quarter of 2018. The Company’s 2018 Restructuring Plan activities will likely include additional workforce reductions, certain facilities closures, and other cost reduction measures.

The following tables reflect the amounts recorded in the Restructuring expenses line item in the accompanying Consolidated Statements of Operations for the periods presented:

	Three Months Ended
	March 31, 2018
	North America	Europe & Africa	Corporate	Total
	(In thousands)
Restructuring expenses	$1,057	$681	$675	$2,413

	Three Months Ended
	March 31, 2017
	North America	Europe & Africa	Corporate	Total
	(In thousands)
Restructuring expenses	$3,727	$787	$3,729	$8,243

As of March 31, 2018, $3.6 million of unpaid employee severance and lease termination costs were presented within the Current portion of other long-term liabilities, Accrued liabilities, and Other long-term liabilities line items in the accompanying Consolidated Balance Sheets.

	As of March 31, 2018
	North America	Europe & Africa	Corporate	Total
	(In thousands)
Current portion of other long-term liabilities	$—	$27	$—	$27
Accrued liabilities	—	549	2,620	3,169
Other long-term liabilities	—	376	—	376
Total restructuring liabilities	$—	$952	$2,620	$3,572

The changes in the Company’s restructuring liabilities consisted of the following:

(In thousands)
Restructuring liabilities as of December 31, 2017	$5,383
Restructuring expenses	2,413
Payments	(4,224)
Restructuring liabilities as of March 31, 2018	$3,572

(f) Cash, Cash Equivalents, and Restricted Cash

For purposes of reporting financial condition, cash and cash equivalents include cash in bank and short-term deposit sweep accounts. Additionally, the Company maintains cash on deposit with banks that is pledged for a particular use or restricted to support a potential liability. These balances are classified as Restricted cash in the Current assets or Noncurrent assets line items in the accompanying Consolidated Balance Sheets based on when the Company expects this cash to be paid. Current restricted cash largely consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. These assets are offset by corresponding liability balances in the Accrued liabilities line item in the accompanying Consolidated Balance Sheets.  For purpose of reporting cash flows, the following table provides a reconciliation of the ending cash, cash equivalents, and restricted cash balances as of March 31, 2018 and 2017.

	March 31, 2018	March 31, 2017
	(In thousands)
Cash and cash equivalents	$46,673	$40,245
Current and long-term restricted cash	73,127	47,085
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$119,800	$87,330

(g) Inventory, net

The Company’s inventory is determined using the average cost method. The Company periodically assesses its inventory, and as necessary, adjusts the carrying values to the lower of cost and net realizable value.

The following table reflects the Company’s primary inventory components:

	March 31, 2018	December 31, 2017
	(In thousands)
ATMs	$3,886	$3,181
ATM spare parts and supplies	11,849	12,935
Total inventory	15,735	16,116
Less: Inventory reserves	(206)	(1,833)
Inventory, net	$15,529	$14,283

.

(2) New Accounting Pronouncements

Adoption of New Accounting Standards

Revenue from Contracts with Customers. On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (the “new revenue standard”), using the modified retrospective adoption method, for contracts that were not completed as of January 1, 2018. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information in prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new revenue standard to be immaterial to net income on an ongoing basis.

On January 1, 2018, the Company recorded a net credit to opening retained earnings of approximately $5.9 million, representing the cumulative impact of adopting the new revenue standard. This adjustment was entirely related to the deferral of contract acquisition costs, consisting of sales commissions and other directly related costs totaling approximately $7.5 million, net of the related tax impact of approximately $1.6 million. During the quarter ended March 31, 2018 the Company recognized sales commission expense and other directly related costs as a result amortizing the amounts deferred. The incremental expense recognized during the period was not material.

The cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet for the adoption of ASC 606, Revenue from Contracts with Customers were as follows (in thousands):

	December 31, 2017 as Reported	Adjustments Due to ASC 606	January 1, 2018 Upon Adoption
	(In thousands)
Assets
Prepaid expenses, deferred costs, and other current assets	$96,106	$2,919	$99,025
Prepaid expenses, deferred costs, and other noncurrent assets	57,756	4,593	62,349

Liabilities
Deferred tax liability, net	$37,130	$1,579	$38,709

Equity
Retained earnings	$106,670	$5,933	$112,603

Statement of Cash Flows. On January 1, 2018, the Company also adopted the provisions of ASC 230, Statement of Cash Flows pertaining to the presentation of Restricted Cash (“ASU 2016-18” or the “new cash flow guidance”) and the classification of certain cash receipts and cash payments (the “classification guidance”).  In accordance with ASU 2016-18, the Company now presents restricted cash together with cash and cash equivalents when presenting the Consolidated Statements of Cash Flows and has applied the changes retrospectively. Also related to the classification guidance, when they occur, the Company will recognize contingent consideration payments up to the amount of the acquisition date liability in financing activities and any excess payments in operating activities.

Other Guidance Adopted in 2018. Effective January 1, 2018 the Company adopted the guidance in ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). This guidance clarifies what constitutes a modification of a share-based payments award. Upon adoption, this guidance had no impact on the Company’s consolidated financial statements.

Effective January 1, 2018, the Company adopted the guidance in ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business applicable to the recognition and reporting of an acquisition, divestiture or disposal.  ASU 2017-01 also clarifies the definition of a business applicable when assessing goodwill for impairment and when assessing if certain entities should be consolidated. Upon adoption, this guidance had no impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which was intended to eliminate the stranded tax effects within Accumulated Other Comprehensive Income (“AOCI”) resulting from the Tax Cuts and Jobs Act (“TCJA”) that was enacted on December 22, 2017. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. Cardtronics elected to early adopt this guidance and apply the provisions of ASU 2018-02 to the period ended March 31, 2018. The impact of adoption was not material.

In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”, to add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (“SAB 118”), to ASC 740 “Income Taxes”. SAB 118 was issued by the SEC in December 2018 to provide immediate guidance for accounting implications of U.S. tax reform under the “Tax Cuts and Jobs Act” (the “Tax Act”) enacted on December 22, 2017. The Company evaluated the potential impacts of SAB 118 and has applied this guidance to its consolidated financial statements and related disclosures for the period ended March 31, 2018.

Accounting Standards Issued But Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (the “Lease Standard”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. The Lease Standard requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The Lease Standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, using a modified retrospective approach and early adoption is permitted. The Company is required to adopt the Lease Standard during the first quarter of fiscal 2019. The Company is working to implement the standard and determine the ultimate impact the Lease Standard will have on its consolidated financial statements. The Company currently anticipates that its adoption of the Lease Standard will result in the recognition of significant right-to-use assets and lease liabilities related to its operating leases as well as certain of its ATM placement agreements that contain fixed payments and are deemed to contain a lease under the Lease Standard. The Company does not believe the adoption will have any material impact on its currently outstanding indebtedness or its ability to continue borrowing under its revolving credit facility.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test and the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, and early adoption is permitted. The Company is currently evaluating the standard and has not yet concluded on whether it will early adopt in 2018.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). ASU 2017-12 provides targeted improvements to the accounting for hedging activities to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the standard and has not yet concluded on whether it will early adopt in 2018.

(3)  Revenue Recognition

Disaggregated Revenues

The following table presents the revenue of the Company’s reportable segments disaggregated by financial statement line item and component:

	Three Months Ended March 31, 2018

	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated
	(In thousands)
Surcharge revenues	$89,115	$26,169	$24,070	$-	$139,354
Interchange revenues	35,819	67,458	1,126	-	104,403
Bank-branding and surcharge-free network revenues	44,447	-	-	-	44,447
Managed services revenues	12,553	-	4,179	-	16,732
Other ATM operating revenues	13,694	2,555	1,263	(2,717)	14,795
Total ATM operating revenues	$195,628	$96,182	$30,638	$(2,717)	$319,731

ATM product sales	$12,786	$6	$16	$-	$12,808
Other revenues	1,346	2,257	42	-	3,645
ATM product sales and other revenues	14,132	2,263	58	-	16,453
Total revenue	$209,760	$98,445	$30,696	$(2,717)	$336,184

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied. The Company currently classifies revenues under two financial statement captions: (i) ATM operating revenues and (ii) ATM product sales and other revenues.

ATM Operating Revenues are recognized daily as the associated transactions are processed or monthly on a per ATM or per cardholder basis. For customer contracts that provide for up-front fees that do not pertain to a distinct performance obligation, such fees are recognized over the term of the underlying agreement on a straight-line basis. ATM Product Sales and Other Revenues are recognized when the related performance obligations are fulfilled largely via a transfer of goods or services to the customer.

ATM Operating Revenues. The Company presents revenues from automated consumer financial services, bank-branding arrangements and surcharge-free network offerings, managed services and other services in the ATM operating revenues line item in the accompanying Consolidated Statements of Operations. The Company’s ATM operating revenues consist of the following:

•

Surcharge revenue. Surcharge revenues are received in the form of a fee paid by a cardholder who has made a cash withdrawal from an ATM. Surcharge fees can vary widely based on the location of the ATM and the nature of the contracts negotiated with our merchants. In the U.S. and Canada, the Company does not receive surcharge fees from cardholders whose financial institutions participate in a surcharge-free network or have branded a location; instead, the Company receives interchange and bank-branding or surcharge-free network-branding revenues, which are discussed below. For certain ATMs, primarily those owned and operated by merchants, the Company does not receive any portion of the surcharge but rather the entire surcharge fee is earned by the merchant. In the U.K., ATM deployers operate their ATMs on either a free-to-use (surcharge-free) or a pay-to-use (surcharging) basis. On free-to-use ATMs in the U.K., the Company earns interchange revenue on withdrawal and certain other transactions. These fees are paid by the cardholder’s financial institution. On pay-to-use ATMs in the U.K., the Company only earns a surcharge fee paid by the cardholder on withdrawal transactions, and interchange is only paid by the cardholder’s financial institution on other non-withdrawal transaction types. In Germany, Australia, and Mexico the Company collects surcharge fees on withdrawal transactions but generally does not receive interchange revenue. In South Africa, the Company generally earns interchange revenues only, the amount of which varies by transaction type and customer arrangement. Surcharge revenues, as described above, are recognized daily as the associated transactions are processed.

•

Interchange revenue. An interchange fee is a fee paid by the cardholder’s financial institution for its customer’s use of an ATM that is owned by another operator and for the fee the EFT network charges to transmit data between the ATM and the cardholder’s financial institution. The Company typically receives a majority of the interchange fee paid by the cardholder’s financial institution, net of the amount retained by the EFT network and the Company recognizes the net amount received from the network as revenue. In some markets in which the Company operates, interchange fees are earned not only on cash withdrawal transactions but also on other ATM transactions, including balance inquiries and balance transfers. Interchange revenues are subject to variable terms and are recognized daily as the associated transactions are processed.

•

Bank-branding and surcharge-free network revenues. Under a bank-branding arrangement, ATMs that are Company-owned and operated are branded with the logo of the branding financial institution. In exchange for a monthly per ATM fee, the financial institution’s customers gain access to use these bank-branded ATMs without paying a surcharge. Under the Company’s surcharge-free network arrangements, financial institutions that participate pay either a fixed monthly fee per cardholder or a fixed fee per transaction so that cardholders gain surcharge-free access to our large network of ATMs. Bank-branding and surcharge-free network revenues are generally recognized monthly on a per ATM or per cardholder basis, except for transaction-based fee arrangements which are recognized daily as they occur. Any up-front fees associated with these arrangements are recognized ratably over the life of the arrangement.

•

Managed services revenue. Under a managed service arrangement, the Company offers ATM-related services depending on the needs of our customers, including monitoring, maintenance, cash management, cash delivery, customer service, transaction processing, and other services. Under a managed services arrangement, all of the surcharge and interchange fees are generally earned by the customer, whereas the Company typically receives a fixed management fee per ATM and/or a fixed fee per transaction in return for providing the agreed-upon operating services. The managed services fees are recognized as the related services are provided.

•

Other revenue. Other revenues include ATM operating revenues from transaction processing for third party ATM operators. The Company also earns ATM operating revenues, in exchange for advertising and other services. The Company typically recognizes these revenues as the related services are provided.

ATM Product Sales and Services. The Company presents revenues from other product sales and services in the ATM Product Sales and Services line item in the accompanying Consolidated Statements of Operations.

The Company earns revenues from the sale of ATMs and ATM-related equipment as well as the delivery of other non-transaction-based services. Revenues related to these activities are recognized when the equipment is delivered to the customer and the Company has completed all required installation and set-up procedures. With respect to the sale of ATMs to Value-Added-Resellers (“VARs”), the Company recognizes revenues related to such sales when the equipment is delivered to the VAR. The Company typically extends payment terms and receives payment directly from the associate VAR irrespective of the ultimate sale to a third-party.

Contract Balances

As of March 31, 2018 the Company has recognized no significant contract assets apart from Accounts Receivables that relate to completed performance obligations. Contract liabilities totaled approximately $5.6 million and $5.7 million at March 31, 2018 and December 31, 2017, respectively. These amounts represent deferred revenues for advance consideration received largely in relation to bank-branding and surcharge-free network arrangements. The revenue recognized during the three months ended March 31, 2018 on previously recognized deferred revenues was not material.  The Company expects to recognize the revenue associated with its contract liabilities ratably over various periods extending over the next 12 to 36 months.

Contract Cost

The Company expects that the incremental commissions paid to sales personnel, together with other associated costs, are recoverable, and therefore, the Company capitalizes these amounts as deferred contract acquisition costs. Upon adoption of ASC 606 on January 1, 2018, the Company recognized deferred sales commissions of approximately $7.5 million and as of March 31, 2018 the deferred sales commissions totaled approximately $7.6 million. Sales commissions capitalized are generally amortized over a 4 - 5 year period corresponding with the related placement agreements. Similarly, and consistent with past practice, the costs incurred to fulfill a contract, largely consisting of prepaid merchant commissions and other consideration paid or provided to merchant partners, are capitalized and recognized over the duration of the related contract.

Practical Expedients and Other Disclosures

In order to adopt and subsequently apply the new revenue standard, the Company utilized various practical expedients. The Company elected not to reexamine contracts modified prior to its adoption using the modified retrospective adoption method and elected to utilize a portfolio approach to assess and apply the impact of the standard.  Furthermore, the Company has elected not to disclose information about remaining performance obligations that have original expected durations of one year or less. Similarly, the Company does not defer the costs of obtaining a contract if the associated contract is one year or less.

The Company’s Bank-branding, Surcharge-free network and Managed services arrangements result in the Company providing a series of distinct services that have the same pattern of transfer to the customer. As a result, these arrangements create singular performance obligations that are satisfied over-time (generally 3-5 years) for which the Company has a right to consideration that corresponds directly with the value of the entity’s performance completed to date. In conjuction with these arrangments the Company recognizes revenue in the amount it has a right to receive. Variable consideration may exist in these arrangements and is recognized only to the extent a significant reversal is not probable.

(4) Acquisitions

DirectCash Payments Inc. Acquisition

On January 6, 2017, the Company completed the acquisition of DirectCash Payments Inc. (“DCPayments”), whereby DCPayments became a wholly-owned indirect subsidiary of the Company. In connection with the closing of the acquisition, each DCPayments common share was acquired for Canadian Dollars $19.00 in cash per common share, and the Company also repaid the outstanding third-party indebtedness of DCPayments, the combined aggregate of which represented a total transaction value of approximately $658 million Canadian Dollars (approximately $495 million U.S. dollars). The total amount paid for the acquisition at closing was financed with cash on hand and borrowings under the Company’s revolving credit facility.

As a result of the DCPayments acquisition, the Company significantly increased the size of its Canada, Mexico, and U.K. operations and entered into the Australia and New Zealand markets. With this acquisition, the Company added approximately 25,000 ATMs to its global ATM count.

The DCPayments acquisition was accounted for as a business combination using the purchase method of accounting under the provisions of ASC Topic 805, Business Combinations (“ASC 805”). In accordance with ASC 805, all assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date and any excess of the purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed has been recognized as goodwill. In conjunction with the transaction, the Company recognized current and other noncurrent assets of $50.4 million, property and equipment of $68.8 million, goodwill of $300.3 million, intangible assets of $182.1 million, current and other long-term liabilities of $74.0 million, Asset Retirement Obligations (“ARO”) of $8.9 million, and a deferred tax liability of $23.2 million.

Spark ATM Systems Pty Ltd Acquisition

On January 31, 2017, the Company completed the acquisition of Spark ATM Systems Pty Ltd. (“Spark”), an independent ATM deployer in South Africa, with a growing network of approximately 2,300 ATMs. The initial purchase consideration of approximately $19.5 million was paid in cash. In addition to the initial consideration, the total purchase price also includes potential additional contingent consideration of up to approximately $67.8 million at the March 31, 2018 foreign currency exchange rate. The contingent consideration will vary based upon performance relative to certain agreed upon earnings targets in 2019 and 2020 and would be payable to the previous investors in the business. The estimated acquisition date fair value of the contingent consideration was approximately $34.8 million, at the January 31, 2017 foreign currency exchange rate, as determined with the assistance of an independent appraisal firm using forecasted future financial projections and other Level 3 inputs (for additional information related to the Company’s fair value estimates see Note 13. Fair Value Measurements).  In conjunction with the transaction, the Company recognized property and equipment of $5.3 million, goodwill of $48.2 million, intangible assets of $2.8 million, ARO of approximately $0.4 million, and other net liabilities of $1.5 million.

(5) Share-based Compensation

The Company accounts for its share-based compensation by recognizing the grant date fair value of share-based awards, net of estimated forfeitures, as share-based compensation expense over the underlying requisite service periods of the related awards.

The following table reflects the total share-based compensation expense amounts reported in the accompanying Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Cost of ATM operating revenues	$83	$(43)
Selling, general, and administrative expenses	2,362	2,240
Total share-based compensation expense	$2,445	$2,197

The increase in total share-based compensation expense for the three months ended March 31, 2018, compared to the same period of 2017 is attributable to the amount and timing of share-based payment awards, net of forfeitures.

Restricted Stock Units. The Company grants restricted stock units (“RSUs”) under its LTIP, which is an annual equity award program under the Third Amended and Restated 2007 Stock Incentive Plan. The ultimate number of RSUs that are determined to be earned under the LTIP are approved by the Compensation Committee of the Company’s Board of Directors on an annual basis, based on the Company’s achievement of certain performance levels during the calendar year of its grant or the associated performance period, if longer than one year. The majority of these grants have both a performance-based and a service-based vesting schedule (“Performance-RSUs”), and for these the Company recognizes the related compensation expense based on the estimated performance levels that management believes will ultimately be met. In addition, a portion of the awards have only a service-based vesting schedule (“Time-RSUs”), for which the associated expense is recognized ratably over four years. Finally, a limited number of RSUs have a market-based and service based vesting schedule (“Market-Based-RSUs”). For these grants, the Company recognizes the estimated grant date fair value over a 24 month period. Performance-RSUs and Time-RSUs are convertible into the Company’s common shares after the passage of the vesting periods, which are generally 24, 36, and 48 months from January 31 of the grant year, at the rate of 50%, 25%, and 25%, respectively. Performance-RSUs and Market-Based RSUs will be earned to the extent the Company achieves the associated performance-based or market-based vesting conditions. Although these RSUs are not considered to be earned and outstanding until the vesting conditions are met, the Company recognizes the related compensation expense over the requisite service period (or to an employee’s qualified retirement date, if earlier) using a graded vesting methodology. RSUs are also granted outside of LTIPs, with or without performance-based vesting requirements.

The number of the Company’s non-vested RSUs as of March 31, 2018, and changes during the three months ended March 31, 2018, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of December 31, 2017	1,006,009	$37.88
Granted	484,538	$27.85
Vested	(322,894)	$38.05
Forfeited	(107,621)	$38.23
Non-vested RSUs as of March 31, 2018	1,060,032	$33.21

The above table only includes earned RSUs; therefore, the Performance-RSUs and Market-Based RSUs granted in 2018 but not yet earned are not included. The number of Performance-RSUs granted at target in 2018, net of estimated forfeitures, was 187,645 units with a grant date fair value of $21.82 per unit. The number Market-Based RSUs granted in 2018, net of estimated forfeitures, was 134,989 units with a grant date fair value of $24.13 per unit. Time-RSUs are included as granted.

As of March 31, 2018, the unrecognized compensation expense associated with earned RSUs was $17.8 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted average vesting period of approximately 2.3 weighted average remaining life years.

Options. The number of the Company’s outstanding stock options as of March 31, 2018, and changes during the three months ended March 31, 2018, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of December 31, 2017	1,250	$9.69
Granted	234,959	$22.31
Options outstanding as of March 31, 2018	236,209	$22.24

Options vested and exercisable as of March 31, 2018	1,250	$9.69

As of March 31, 2018, the unrecognized compensation expense associated with outstanding options was approximately $1.9 million.

Restricted Stock Awards. As of March 31, 2018, all Restricted Stock Awards (“RSAs”) have fully vested and the Company has no unrecognized compensation expense.  The Company ceased granting RSAs in 2013.

(6) Accumulated Other Comprehensive Loss, net

Accumulated other comprehensive loss, net, is a separate component of the Shareholders’ equity in the accompanying Consolidated Balance Sheets. The following table presents the changes in the balances of each component of Accumulated other comprehensive loss, net, for the three months ended March 31, 2018:

	Foreign Currency Translation Adjustments		Unrealized (Losses) Gains on Interest Rate Swap and Foreign Currency Forward Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of December 31, 2017	$(24,374)	(1)	$(9,221)	(2)	$(33,595)

Other comprehensive income before reclassification	7,624	(3)	14,772	(4)	22,396
Amounts reclassified from accumulated other comprehensive loss, net	—		2,589	(4)	2,589
Net current period other comprehensive income	7,624		17,361		24,985
Total accumulated other comprehensive (loss) income, net as of March 31, 2018	$(16,750)	(1)	$8,140	(2)	$(8,610)

(1)	Net of deferred income tax (benefit) of $(5,315) and $(5,339) as of March 31, 2018 and December 31, 2017, respectively.
(2)	Net of deferred income tax expense of $21,460 and $16,317 as of March 31, 2018 and December 31, 2017, respectively.
(3)	Net of deferred income tax expense of $24 as of March 31, 2018.
(4)

Net of deferred income tax expense of $4,376 and $767 for Other comprehensive income before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, as of March 31, 2018. See Note 12. Derivative Financial Instruments.

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

The Company has elected the portfolio approach for the deferred tax asset of the unrealized gains and losses related to the interest rate swap contracts in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. Under the portfolio approach, the disproportionate tax effect created when the valuation allowance was appropriately released as a tax benefit into continuing operations in 2010, will reverse out of the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets and into continuing operations as a tax expense when the Company ceases to hold any interest rate swap contracts. As of March 31, 2018, the disproportionate tax effect is $14.6 million.

The Company currently believes that the unremitted earnings of its foreign subsidiaries under its former U.S. parent company will be reinvested for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in these subsidiaries or on the foreign currency translation adjustment amounts.

(7) Intangible Assets

Intangible Assets with Indefinite Lives

The following tables present the net carrying amounts of the Company’s intangible assets with indefinite lives as of December 31, 2017 and March 31, 2018, as well as the changes in the net carrying amounts for the three months ended March 31, 2018 by segment (for additional information related to the Company’s segments, see Note 16. Segment Information).

	North America	Europe & Africa	Australia & New Zealand	Total
	(In thousands)
Goodwill, gross as of December 31, 2017	$565,717	$246,549	$152,714	$964,980
Accumulated impairment loss	—	(50,003)	(140,038)	(190,041)
Goodwill, net as of December 31, 2017	$565,717	$196,546	$12,676	$774,939

Foreign currency translation adjustments	(3,102)	7,761	(204)	4,455

Goodwill, gross as of March 31, 2018	$562,615	$254,310	$152,510	$969,435
Accumulated impairment loss	—	(50,003)	(140,038)	(190,041)
Goodwill, net as of March 31, 2018	$562,615	$204,307	$12,472	$779,394

	Trade Name: Indefinite-lived
	North America	Europe & Africa	Total
	(In thousands)
Trade names: indefinite-lived as of December 31 , 2017	$200	$459	$659
Foreign currency translation adjustments	—	18	18
Trade names: indefinite-lived as of March 31, 2018	$200	$477	$677

Intangible Assets with Definite Lives

The following table presents the Company’s intangible assets that were subject to amortization:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Merchant and bank-branding contracts/relationships	$490,745	$(313,453)	$177,292	$490,332	$(299,801)	$190,531
Trade names: definite-lived	18,803	(8,251)	10,552	18,480	(7,091)	11,389
Technology	10,952	(5,521)	5,431	10,901	(5,230)	5,671
Non-compete agreements	4,457	(4,368)	89	4,438	(4,308)	130
Revolving credit facility deferred financing costs	2,736	(1,399)	1,337	2,730	(1,248)	1,482
Total intangible assets with definite lives	$527,693	$(332,992)	$194,701	$526,881	$(317,678)	$209,203

(8) Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Accrued merchant settlement	$150,265	$101,366
Accrued merchant fees	40,761	57,079
Accrued taxes	38,468	35,759
Accrued compensation	13,110	24,044
Accrued cash management fees	9,458	16,604
Accrued interest	10,392	8,679
Accrued processing costs	8,488	7,830
Accrued maintenance	5,505	3,927
Accrued armored	8,180	6,654
Accrued purchases	5,177	4,631
Accrued telecommunications costs	2,214	1,413
Accrued interest on interest rate swap contracts	495	1,070
Other accrued expenses	37,911	37,889
Total accrued liabilities	$330,424	$306,945

(9) Long-Term Debt

The Company’s carrying value of long-term debt consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Revolving credit facility, including swingline credit facility (weighted average combined interest rate of 3.4% and 3.2% as of March 31, 2018 and December 31, 2017, respectively)	$117,168	$122,461
1.00% Convertible Senior Notes due 2020, net of unamortized discount and capitalized debt issuance costs	254,797	251,973
5.125% Senior Notes due 2022, net of capitalized debt issuance costs	248,210	248,038
5.50% Senior Notes due 2025, net of capitalized debt issuance costs	295,411	295,249
Total long-term debt	$915,586	$917,721

The Convertible Notes with a face value of $287.5 million are presented net of unamortized discount and capitalized debt issuance costs of $32.7 million and $35.5 million as of March 31, 2018 and December 31, 2017, respectively. The 5.125% Senior Notes due 2022 (the “2022 Notes”) with a face value of $250.0 million are presented net of capitalized debt issuance costs of $1.8 million and $2.0 million as of March 31, 2018 and December 31, 2017, respectively. The 5.50% Senior Notes due 2025 (the “2025 Notes”) with a face value of $300.0 million are presented net of capitalized debt issuance costs of $4.6 million and $4.8 million as of March 31, 2018 and December 31,2017, respectively.

Revolving Credit Facility

As of March 31, 2018, the Company had a $400.0 million revolving credit facility, which matures on July 1, 2021, led by a syndicate of banks with JPMorgan Chase, N.A. serving as the administrative agent. The revolving credit facility provides the Company with $400.0 million in available borrowings and letters of credit (subject to the covenants contained within the amended and restated credit agreement (the “Credit Agreement”) governing the revolving credit facility) and can be increased by the exercise of an accordion feature to $500.0 million, under certain conditions.

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

As of March 31, 2018, the Company had $117.2 million of outstanding borrowings under its $400.0 million revolving credit facility and was in compliance with all applicable covenants and ratios under the Credit Agreement. The Company also had $3.8 million outstanding in letters of credit. As of March 31, 2018 and December 31, 2017, the weighted average interest rates on the Company’s outstanding borrowings under the revolving credit facility were 3.4% and 3.2%, respectively.

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

On July 1, 2016, Cardtronics plc, Cardtronics Delaware, and Wells Fargo Bank, National Association, as trustee, entered into a supplemental indenture (the “Convertible Notes Supplemental Indenture”) with respect to the Convertible Notes. The Convertible Notes Supplemental Indenture provides for the unconditional and irrevocable guarantee by Cardtronics plc of the prompt payment, when due, of any amount owed to the holders of the Convertible Notes. The Convertible Notes Supplemental Indenture also provides that, from and after July 1, 2016, the Convertible Notes will be convertible into shares of Cardtronics plc in lieu of common share of Cardtronics Delaware.

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

None of the Convertible Notes were convertible as of March 31, 2018, and therefore, remain classified in the Long-term debt line item in the accompanying Consolidated Balance Sheets at March 31, 2018. In future financial reporting periods, the classification of the Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

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

The Company’s interest expense related to the Convertible Notes consisted of the following:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Cash interest per contractual coupon rate	$719	$719
Amortization of note discount	2,638	2,503
Amortization of debt issuance costs	186	166
Total interest expense related to Convertible Notes	$3,543	$3,388

The Company’s carrying value of the Convertible Notes consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Principal balance	$287,500	$287,500
Unamortized discount and capitalized debt issuance costs	(32,703)	(35,527)
Net carrying amount of Convertible Notes	$254,797	$251,973

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

(10) Asset Retirement Obligations

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

The changes in the Company’s ARO liability consisted of the following:

(In thousands)
Asset retirement obligations at December 31, 2017	$69,757
Additional obligations	1,995
Accretion expense	449
Payments	(5,533)
Foreign currency translation adjustments	1,066
Asset retirement obligations at March 31, 2018	67,734
Less: current portion of asset retirement obligations	6,342
Asset retirement obligations, excluding current portion, March 31, 2018	$61,392

For additional information related to the Company’s ARO with respect to its fair value measurements, see Note 13. Fair Value Measurements.

(11) Other Liabilities

The Company’s other liabilities consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Current portion of other long-term liabilities
Interest rate swap contracts	$2,596	$7,314
Asset retirement obligations	6,342	9,837
Deferred revenue	3,667	3,590
Other	10,272	10,629
Total current portion of other long-term liabilities	$22,877	$31,370

Noncurrent portion of other long-term liabilities
Acquisition-related contingent consideration	$45,505	$42,614
Interest rate swap contracts	—	3,547
Deferred revenue	1,961	2,063
Other	23,455	26,778
Total noncurrent portion of other long-term liabilities	$70,921	$75,002

As of March 31, 2018, the Acquisition-related contingent consideration line item consisted of the estimated fair value of the contingent consideration associated with the Spark acquisition.

(12) Derivative Financial Instruments

Risk Management Objectives of Using Derivatives

The Company is exposed to interest rate risk associated with its vault cash rental obligations and, to a lesser extent, borrowings under its revolving credit facility. The Company utilizes varying notional amount interest rate swap contracts to manage the interest rate risk associated with its vault cash rental obligations in the U.S., the U.K., and Australia.  The Company does not currently utilize derivative instruments to manage the interest rate risk associated with its borrowings. The Company is also exposed to foreign currency exchange rate risk with respect to its operations outside the U.S. The Company also uses foreign currency derivatives to hedge its foreign exchange rate risk associated with certain anticipated transactions. Currently, the Company has outstanding forward contracts for the purchase of Canadian dollars totaling approximately $4.8 million, with a duration that extends through December 31, 2018.

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

Accordingly, the Company recognizes all of its interest rate swap contracts derivative instruments as assets or liabilities in the accompanying Consolidated Balance Sheets at fair value and any changes in the fair values of the related interest rate swap contracts have been reported in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. The Company believes that it is more likely than not that it will be able to realize the benefits associated with its net deferred tax asset positions in the future, therefore, the unrealized gains and losses to the fair value related to the interest rate swap contracts have been reported net of estimated taxes in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. For additional information related to the Company’s interest rate swap contracts with respect to its fair value measurements, see Note 13. Fair Value Measurements.

Cash Flow Hedges

Summary of outstanding interest rate swaps in the U.S. and U.K.

The Company is party to varying notional amount interest rate swap contracts in the U.S. and the U.K. The notional amounts, weighted average fixed rates, and terms associated with the Company’s interest rate swap contracts accounted for as cash flow hedges that are currently in place for the U.S. and U.K. (as of the date of the issuance of this Form 10-Q) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts	Weighted Average Fixed Rate
U.S. $	U.S.	U.K. £	U.K.	Term
(In millions)		(In millions)
$1,450	2.11%	£550	0.82%	April 1, 2018 – December 31, 2018
$1,000	2.06%	£550	0.90%	January 1, 2019 – December 31, 2019
$1,000	2.06%	£500	0.94%	January 1, 2020 – December 31, 2020
$400	1.46%	£500	0.94%	January 1, 2021 – December 31, 2021
$400	1.46%	£500	0.94%	January 1, 2022 – December 31, 2022

Summary of outstanding interest rate swaps in Australia

The notional amounts, weighted average fixed rates, and terms associated with the Company’s interest rate swap contracts accounted for as cash flow hedges that are currently in place for Australia (as of the date of the issuance of this Form 10-Q) are as follows:

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$85	3.11%	April 1, 2018 – September 28, 2018
$35	2.98%	September 29, 2018 – February 28, 2019

The following tables depict the effects of the use of the Company’s derivative interest rate swap contracts in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations.

Balance Sheet Data

	March 31, 2018		December 31, 2017
Asset (Liability) Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other current assets	$3,217	Prepaid expenses, deferred costs, and other current assets	$1,154
Interest rate swap contracts	Prepaid expenses, deferred costs, and other noncurrent assets	27,005	Prepaid expenses, deferred costs, and other noncurrent assets	14,467
Interest rate swap contracts	Current portion of other long-term liabilities	(2,596)	Current portion of other long-term liabilities	(7,314)
Interest rate swap contracts	Other long-term liabilities	—	Other long-term liabilities	(3,547)
Total derivative instruments, net		$27,626		$4,760

Statements of Operations Data

	Three Months Ended
			March 31,
Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2018 (1)	2017		2018	2017
	(In thousands)			(In thousands)
Interest rate swap contracts	$14,772	$(3,855)	Cost of ATM operating revenues	$(2,589)	$(5,260)

(1)	Also includes an insignificant loss related to foreign currency forward contracts as of the three months ended March 31,, 2018.

As of March 31, 2018, the Company expects to reclassify $2.6 million of net derivative-related losses contained within the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

(13) Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2018 and December 31, 2017 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at March 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap contracts	$30,222	$—	$30,222	$—
Liabilities
Liabilities associated with interest rate swap contracts	$(2,596)	$—	$(2,596)	$—
Liabilities associated with acquisition-related contingent consideration	$(45,505)	$—	$—	$(45,505)

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap contracts	$15,621	$—	$15,621	$—
Liabilities
Liabilities associated with interest rate swap contracts	$(10,861)	$—	$(10,861)	$—
Liabilities associated with acquisition-related contingent consideration	$(42,614)	$—	$—	$(42,614)

As of March 31, 2018 and December 31, 2017, our liabilities associated with Level 2 interest rate swap contracts also include an insignificant amount related to foreign currency forward contracts.

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

Acquisition-related contingent consideration. Liabilities from acquisition-related contingent consideration are estimated by using a Monte Carlo simulation and market observable, as well as internal projections, and other significant non-observable (Level 3) inputs based on the Company’s best estimate of future operational results upon which the payment of these obligations are contingent. As of March 31, 2018, the preliminary estimated fair value of the Company’s acquisition-related contingent consideration liability was approximately $45.5 million. During the three months ended March 31, 2018, the Company recognized $1.0 million of other expense to revise the market value of the contingent consideration arrangement and an additional $1.9 million of foreign exchange losses to remeasure the South African Rand denominated liability. For additional information related to the Spark acquisition contingent consideration, see Note 4. Acquisitions.

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility approximates fair value due to the fact that any outstanding borrowings are subject to short-term floating interest rates. As of March 31, 2018, the fair value of the Convertible Notes, the 2022 Notes, and the 2025 Notes (see Note 9. Long-Term Debt) totaled $267.7 million, $243.6 million, and $283.9 million, respectively, based on the quoted prices in markets that are not active (Level 2) inputs for these notes as of that date.

Additions to asset retirement obligations liability. The Company estimates the fair value of additions to its ARO liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the ARO are measured at fair value at the time of the asset installations using significant non-observable (Level 3) inputs. These liabilities are evaluated periodically based on estimated current fair value. Amounts added to the ARO liability during the three months ended March 31, 2018 and 2017 totaled $2.0 million and $8.9 million, respectively. The additions during the three months ended March 31, 2017, largely related to the ATM placements acquired in the DCPayments and Spark acquistions.

Interest rate swap and foreign currency forward contracts. As of March 31, 2018, the fair value of the Company’s interest rate swap contracts was an asset of $30.2 million and a liability of $2.6 million. These financial instruments are carried at fair value and calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable (Level 2) inputs, while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. For additional information related to the valuation process of this asset or liability, see Note 12. Derivative Financial Instruments.

(14) Commitments and Contingencies

Legal Matters

The Company is subject to various legal proceedings and claims arising in the ordinary course of its business. The Company has provided reserves where necessary for contingent liabilities, based on ASC 450, contingencies, when it has determined that a liability is probable and reasonably estimable. The Company’s management does not expect the outcome in any legal proceedings, individually or collectively, to have a material adverse financial or operational impact on the Company. Additionally, the Company currently expenses all legal costs as they are incurred.

Other Commitments and Contingencies

Asset retirement obligations. The Company’s ARO consist primarily of deinstallation costs of the Company’s ATMs and costs to restore the ATM sites to their original condition. In most cases, the Company is legally required to perform this deinstallation, and in some cases, the site restoration work. As of March 31, 2018, the Company had $67.7 million accrued for these liabilities. For additional information, see Note 10. Asset Retirement Obligations.

Acquisition-related contingent consideration. As of March 31, 2018 the company had $45.5 million accrued for the Spark acquisition related contingent consideration. For additional information related to the Spark acquisition contingent consideration, see Note 4. Acquisitions.

(15) Income Taxes

The Company’s income tax expense based on income before income taxes for the periods presented was as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands, excluding percentages)
Income tax benefit	$(31)	$(2,952)
Effective tax rate	1.1%	76.8%

The Company’s income tax benefit for the three months ended March 31, 2018 totaled $31 thousand, or an effective tax rate of 1.1%, compared to a benefit of $3.0 million, or an effective tax rate of 76.8%, for the same period of 2017. The decrease in income tax benefit for the three months ended March 31, 2018 was partly attributable to an excess tax benefit from share based compensation for the three months ended March 31, 2017, compared to an additional expense in the comparable period of 2018, in accordance with ASU 2016-09.

As of March 31, 2018, the Company had not completed its accounting for the tax effects of the U.S. Tax Reform, due to additional anticipated guidance from standard-setting bodies and the need to obtain additional information to complete calculations.  In accordance with SEC Staff Accounting bulletin No. 118, the Company will adjust the provisional estimates previously recorded in December 31, 2017, within the measurement period when the amounts are determined.  There have been no changes to the provisional estimates that we initially recorded during the year ended Decmber 31, 2017 as of March 31, 2018.

The Company assesses the need for any deferred tax asset valuation allowances at the end of each reporting period. The determination of whether a valuation allowance for deferred tax assets is needed is subject to considerable judgment and requires an evaluation of all available positive and negative evidence.  The Company’s assessment concluded that maintaining valuation allowances on deferred tax assets in Australia, Mexico, and Spain was appropriate, as the Company currently believes that it is more likely than not that the related deferred tax assets will not be realized.

The deferred tax expenses and benefits associated with the Company’s net unrealized gains and losses on derivative instruments and foreign currency translation adjustments have been recorded in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets.

(16) Segment Information

As of March 31, 2018, the Company’s operations consisted of its North America, Europe & Africa, and Australia & New Zealand segments. The Company’s ATM operations in the U.S., Canada, Mexico, and Puerto Rico are included in its North America segment. The North America segment also includes the Company’s transaction processing operations, which service its internal ATM operations, along with external customers. The Company’s operations in the U.K., Ireland, Germany, Spain, and South Africa are included in its Europe & Africa segment, along with i-design (the Company’s ATM advertising business based in the U.K.). The Company exited its operations in Poland at the end of 2017, which had previously been included in the Europe & Africa segment in the three months ended March 31, 2017. The Company’s Australia & New Zealand segment includes Australia and New Zealand. The Corporate segment solely includes the Company’s corporate general and administrative expenses. While each of the reporting segments provides similar kiosk-based and/or ATM-related services, each segment is managed separately and requires different marketing and business strategies. Segment information presented for prior periods have been revised to reflect the changes in the Company’s segments.

Management uses Adjusted EBITDA and Adjusted EBITA, together with U.S. GAAP measures, to manage and measure the performance of its segments. Management believes Adjusted EBITDA and Adjusted EBITA are useful measures because they allow management to more effectively evaluate the performance of the business and compare its results of operations from period to period without regard to financing methods, capital structure or non-recurring costs, as defined by the Company. Adjusted EBITDA and Adjusted EBITA exclude amortization of intangible assets, share-

based compensation expense, acquisition and divestiture-related expenses, certain non-operating expenses, (if applicable in a particular period) certain costs not anticipated to occur in future periods, gains or losses on disposal and impairment of assets, the Company’s obligations for the payment of income taxes, interest expense, and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Additionally, Adjusted EBITDA excludes depreciation and accretion expense. Depreciation and accretion expense and amortization of intangible assets are excluded as these amounts can vary substantially from company to company within the Company’s industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired.

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

Below is a reconciliation of Net income attributable to controlling interests and available to common shareholders to EBITDA, Adjusted EBITDA, and Adjusted EBITA:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Net loss attributable to controlling interests and available to common shareholders	$(2,768)	$(901)
Adjustments:
Interest expense, net	9,174	6,557
Amortization of deferred financing costs and note discount	3,308	2,976
Income tax benefit	(31)	(2,952)
Depreciation and accretion expense	31,042	29,121
Amortization of intangible assets	13,771	15,180
EBITDA	$54,496	$49,981
Add back:
Loss on disposal and impairment of assets	5,420	3,194
Other expense (income) (1)	2,160	(1,580)
Noncontrolling interests (2)	1	(4)
Share-based compensation expense	2,445	2,197
Acquisition and divestiture-related expenses (3)	1,720	8,456
Redomicile-related expenses (4)	—	760
Restructuring expenses (5)	2,413	8,243
Adjusted EBITDA	$68,655	$71,247
Less:
Depreciation and accretion expense (6)	31,041	29,118
Adjusted EBITA	$37,614	$42,129

(1)	Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition-related contingent consideration payable, and other non-operating costs.
(2)	Noncontrolling interests adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of one of its Mexican subsidiaries.
(3)

Acquisition and divestiture-related expenses include costs incurred for professional and legal fees and certain other transition and integration-related costs. Expenses include employee severance costs and lease termination costs related to DCPayments in the three months ended March 31, 2018.

(4)	Expenses associated with the Company’s redomicile of its parent company to the U.K., which was completed on July 1, 2016.
(5)	Employee severance and other costs incurred in conjunction with a corporate reorganization and cost reduction initiative.
(6)	Amounts exclude a portion of the expenses incurred by one of the Company’s Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.

The following tables reflect certain financial information for each of the Company’s reporting segments for the periods presented:

	Three Months Ended
	March 31, 2018
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$207,532	$97,956	$30,696	$—	$—	$336,184
Intersegment revenues	2,228	489	—	—	(2,717)	—
Cost of revenues	145,386	61,534	22,941	84	(1,693)	228,252
Selling, general, and administrative expenses	16,628	9,242	2,537	13,333	—	41,740
Restructuring expenses	1,057	681	—	675	—	2,413
Acquisition and divestiture-related expenses	—	1,349	203	168	—	1,720
Loss (gain) on disposal and impairment of assets	2,022	3,410	(12)	—	—	5,420

Adjusted EBITDA	47,739	27,668	5,218	(10,971)	(999)	68,655

Depreciation and accretion expense	16,543	13,236	1,263	—	—	31,042
Adjusted EBITA	31,204	14,432	3,956	(10,983)	(995)	37,614

Capital expenditures (1)	$5,533	$9,400	$1,866	$3,940	$—	$20,739

	Three Months Ended
	March 31, 2017
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$239,066	$86,928	$31,578	$—	$—	$357,572
Intersegment revenues	1,991	319	—	—	(2,310)	—
Cost of revenues	165,852	58,638	23,380	(33)	(1,275)	246,562
Selling, general, and administrative expenses	18,252	9,633	1,850	12,214	—	41,949
Redomicile-related expenses	—	22	—	738	—	760
Restructuring expenses	3,727	787	—	3,729	—	8,243
Acquisition and divestiture-related expenses	1,512	517	1,020	5,407	—	8,456
Loss (gain) on disposal and impairment of assets	3,171	15	(40)	48	—	3,194

Adjusted EBITDA	56,954	18,976	6,349	(9,987)	(1,045)	71,247

Depreciation and accretion expense	17,155	9,834	2,132	—	—	29,121
Adjusted EBITA	39,802	9,141	4,218	(9,987)	(1,045)	42,129

Capital expenditures (1)	$25,535	$10,715	$2,166	$145	$—	$38,561

(1)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and other intangible assets. Additionally, capital expenditure amounts for one of the Company’s Mexican subsidiaries, included in the North America segment, are reflected gross of any noncontrolling interest amounts.

Identifiable Assets

	March 31, 2018	December 31, 2017
	(In thousands)
North America	$1,208,694	$1,175,154
Europe & Africa	591,678	579,879
Australia & New Zealand	70,261	75,095
Corporate	23,875	32,588
Total	$1,894,508	$1,862,716

(17) Supplemental Guarantor Financial Information

Prior to the Redomicile Transaction, the 2022 Notes were fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by certain wholly-owned subsidiaries of Cardtronics Delaware. On July 1, 2016, Cardtronics plc and certain of its subsidiaries became 2022 Notes Guarantors pursuant to the 2022 Notes Supplemental Indenture entered into in conjunction with the Redomicile Transaction. As of March 31, 2018, the 2022 Notes were fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by Cardtronics plc and these subsidiaries (including the original Cardtronics Delaware subsidiary 2022 Notes Guarantors). Cardtronics Delaware, the subsidiary issuer of the 2022 Notes is 100% owned by Cardtronics plc, the parent 2022 Notes Guarantor. In addition, on April 28, 2017, additional subsidiaries of Cardtronics plc were added as 2022 Notes Guarantors pursuant to the 2022 Notes Second Supplemental Indenture.

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

The following information reflects the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and the Condensed Consolidated Balance Sheets as of March 31, 2018 and   December 31, 2017 for: (i) Cardtronics plc, the parent 2022 Notes Guarantor (“Parent”), (ii) Cardtronics Delaware (“Issuer”), (iii) the 2022 Notes Guarantors (including those 2022 Notes Guarantors added pursuant to the 2022 Notes Second Supplemental Indenture) (the “Guarantors”), and (iv) the 2022 Notes Non-Guarantors.

Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended
	March 31, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$233,809	$105,194	$(2,819)	$336,184
Operating costs and expenses	5,535	(1)	212,030	109,613	(2,819)	324,358
(Loss) income from operations	(5,535)	1	21,779	(4,419)	—	11,826
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	6,542	10,493	(4,553)	—	12,482
Equity in (earnings) loss of subsidiaries	(1,780)	8,078	14,315	—	(20,613)	—
Other expense (income)	101	135	(5,431)	(6,573)	13,928	2,160
(Loss) income before income taxes	(3,856)	(14,754)	2,402	6,707	6,685	(2,816)
Income tax (benefit) expense	(1,072)	(1,653)	17	2,677	—	(31)
Net (loss) income	(2,784)	(13,101)	2,385	4,030	6,685	(2,785)
Net loss attributable to noncontrolling interests	—	—	—	—	(17)	(17)
Net (loss) income attributable to controlling interests and available to common shareholders	(2,784)	(13,101)	2,385	4,030	6,702	(2,768)
Comprehensive (loss) income attributable to controlling interests	$22,199	$(13,098)	$11,534	$19,707	$(18,123)	$22,219

	Three Months Ended
	March 31, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$257,169	$102,937	$(2,534)	$357,572
Operating costs and expenses	5,899	9,718	236,818	103,563	(2,533)	353,465
(Loss) income from operations	(5,899)	(9,718)	20,351	(626)	(1)	4,107
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	6,091	7,902	(4,459)	(1)	9,533
Equity in (earnings) loss of subsidiaries	(4,744)	(7,376)	(430)	—	12,550	—
Other expense (income)	64	(56)	(32,244)	(5,668)	36,324	(1,580)
(Loss) income before income taxes	(1,219)	(8,377)	45,123	9,501	(48,874)	(3,846)
Income tax (benefit) expense	(325)	(6,144)	3,023	494	—	(2,952)
Net income	(894)	(2,233)	42,100	9,007	(48,874)	(894)
Net income attributable to noncontrolling interests	—	—	—	—	7	7
Net (loss) income attributable to controlling interests and available to common shareholders	(894)	(2,233)	42,100	9,007	(48,881)	(901)
Comprehensive (loss) income attributable to controlling interests	$7,758	$(792)	$44,730	$13,587	$(57,532)	$7,751

Condensed Consolidated Balance Sheets

	As of March 31, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$89	$7	$29,536	$17,041	$—	$46,673
Accounts and notes receivable, net	—	—	61,249	33,096	—	94,345
Deferred tax asset, net	—	—	—	—	—	—
Other current assets	166	3,025	103,533	103,106	—	209,830
Total current assets	255	3,032	194,318	153,243	—	350,848
Property and equipment, net	—	—	314,805	173,230	(340)	487,695
Intangible assets, net	—	—	147,768	48,330	(720)	195,378
Goodwill	—	—	571,326	208,632	(564)	779,394
Investments in and advances to subsidiaries	415,663	727,597	390,172	—	(1,533,432)	—
Intercompany receivable	10,680	183,237	101,199	473,940	(769,056)	—
Deferred tax asset, net	106	—	(2,103)	7,945	—	5,948
Prepaid expenses, deferred costs, and other noncurrent assets	—	18,485	32,234	24,526	—	75,245
Total assets	$426,704	$932,351	$1,749,719	$1,089,846	$(2,304,112)	$1,894,508
Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	—	1,986	17,658	3,245	(12)	22,877
Accounts payable and accrued liabilities	202	3,261	239,879	119,414	—	362,756
Total current liabilities	202	5,247	257,537	122,659	(12)	385,633
Long-term debt	—	507,607	392,710	15,269	—	915,586
Intercompany payable	7,920	12,461	642,037	110,178	(772,596)	—
Asset retirement obligations	—	—	26,837	34,555	—	61,392
Deferred tax liability, net	—	—	39,462	2,932	—	42,394
Other long-term liabilities	—	249	23,910	46,762	—	70,921
Total liabilities	8,122	525,564	1,382,493	332,355	(772,608)	1,475,926
Shareholders' equity	418,582	406,787	367,226	757,491	(1,531,504)	418,582
Total liabilities and shareholders' equity	$426,704	$932,351	$1,749,719	$1,089,846	$(2,304,112)	$1,894,508

	As of December 31, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$89	$7	$15,805	$35,469	$—	$51,370
Accounts and notes receivable, net	—	—	55,912	49,333	—	105,245
Deferred tax asset, net	—	—	(3,467)	3,467	—	—
Other current assets	399	1,585	73,848	82,885	—	158,717
Total current assets	488	1,592	142,098	171,154	—	315,332
Property and equipment, net	1	—	312,592	185,477	(168)	497,902
Intangible assets, net	—	—	159,248	51,337	(723)	209,862
Goodwill	—	—	572,274	202,665	—	774,939
Investments in and advances to subsidiaries	385,729	465,347	392,327	—	(1,243,403)	—
Intercompany receivable	10,231	211,540	71,477	486,408	(779,656)	—
Deferred tax asset, net	332	—	1,343	5,250	—	6,925
Prepaid expenses, deferred costs, and other noncurrent assets	—	12,172	28,763	16,821	—	57,756
Total assets	$396,781	$690,651	$1,680,122	$1,119,112	$(2,023,950)	$1,862,716
Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	—	4,892	21,746	4,744	(12)	31,370
Accounts payable and accrued liabilities	978	10,070	205,200	134,932	—	351,180
Total current liabilities	978	14,962	226,946	139,676	(12)	382,550
Long-term debt	—	504,912	394,596	18,213	—	917,721
Intercompany payable	5,410	4,271	673,053	100,410	(783,144)	—
Asset retirement obligations	—	—	25,424	34,496	—	59,920
Deferred tax liability, net	—	—	34,926	2,204	—	37,130
Other long-term liabilities	—	3,998	25,399	45,605	—	75,002
Total liabilities	6,388	528,143	1,380,344	340,604	(783,156)	1,472,323
Shareholders' equity	390,393	162,508	299,778	778,508	(1,240,794)	390,393
Total liabilities and shareholders' equity	$396,781	$690,651	$1,680,122	$1,119,112	$(2,023,950)	$1,862,716

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$2,380	$300	$54,106	$(7,353)	$—	$49,433
Additions to property and equipment	—	—	(11,934)	(8,805)	—	(20,739)
Net cash used in investing activities	—	—	(11,934)	(8,805)	—	(20,739)
Proceeds from borrowings under revolving credit facility	—	87,100	7,371	49,031	—	143,502
Repayments of borrowings under revolving credit facility	—	(87,400)	(10,327)	(52,791)	—	(150,518)
Intercompany financing	—	—	(570)	570	—	—
Tax payments related to share-based compensation	(2,379)	—	—	—	—	(2,379)
Proceeds from exercises of stock options	—	—	—	—	—	—
Net cash (used in) provided by financing activities	(2,379)	(300)	(3,526)	(3,190)	—	(9,395)
Effect of exchange rate changes on cash	—	—	(490)	1,174	—	684
Net increase (decrease) in cash, cash equivalents, and restricted cash	1	—	38,156	(18,174)	—	19,983
Cash, cash equivalents, and restricted cash as of beginning of period	89	6	49,612	50,110	—	99,817
Cash, cash equivalents, and restricted cash as of end of period	$90	$6	$87,768	$31,936	$—	$119,800

	Three Months Ended
	March 31, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$7,551	$9,038	$1,301	$4,818	$—	$22,708
Additions to property and equipment	—	—	(29,926)	(8,635)	—	(38,561)
Acquisitions, net of cash acquired	—	—	(465,123)	(19,479)	—	(484,602)
Net cash used in investing activities	—	—	(495,049)	(28,114)	—	(523,163)
Proceeds from borrowings under revolving credit facility	—	123,700	500,000	499	—	624,199
Repayments of borrowings under revolving credit facility	—	(132,900)	—	(499)	—	(133,399)
Proceeds from exercises of stock options	3	—	—	—	—	3
Additional tax (expense) related to share-based compensation	(7,602)	—	—	—	—	(7,602)
Repurchase of common shares	—	—	—	—	—	—
Net cash used in financing activities	(7,599)	(9,200)	500,000	—	—	483,201
Effect of exchange rate changes on cash	—	—	(17)	(1,146)	—	(1,163)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(48)	(162)	6,235	(24,442)	—	(18,417)
Cash, cash equivalents, and restricted cash as of beginning of period	101	7	27,628	78,011	—	105,747
Cash, cash equivalents, and restricted cash as of end of period	$53	$(155)	$33,863	$53,569	$—	$87,330

(18) Concentration Risk

Significant customers. For the three months ended March 31, 2018, the Company derived approximately 21.4% of its total revenues from ATMs placed at the locations of its top five merchant customers. The Company’s top five merchant customers for the three months ended March 31, 2018 were Walgreens Boots Alliance, Inc., Co-operative Food (in the U.K.), CVS Caremark Corporation, Speedway LLC, and Corner Store.

Accordingly, a significant percentage of the Company’s future revenues and operating income will be dependent upon the successful continuation of its relationship with these merchants.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended and are intended to be covered by the safe harbor provisions thereof. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effect on the Company and there can be no assurance that future developments affecting the Company could be anticipated. All comments concerning the Company’s expectations for future revenues and operating results are based on its estimates for its existing operations and do not include the potential impact of any future acquisitions. The Company’s forward-looking statements involve significant risks and uncertainties (some of which are beyond its control) and assumptions that could cause actual results to differ materially from its historical experience and present expectations or projections. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include:

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
•

the Company’s ability to respond to potential and planned reductions in the amount of net interchange fees that it receives from global and regional debit networks for transactions conducted on its ATMs due to pricing changes implemented by those networks as well as changes in how issuers route their ATM transactions over those networks, including recently enacted changes to the LINK interchange rate in the U.K.;

•	the Company’s ability to provide new ATM solutions to retailers and financial institutions including placing additional banks’ brands on ATMs currently deployed;
•

the Company’s ATM vault cash rental needs, including potential liquidity issues with its vault cash providers and its ability to continue to secure vault cash rental agreements in the future on reasonable economic terms;

•	the Company’s ability to manage the risks associated with its third-party service providers failing to perform their contractual obligations;
•	the Company’s ability to renew its existing third party service provider relationships on comparable economic terms;
•	the Company’s ability to successfully implement and evolve its corporate strategy;
•	the Company’s ability to compete successfully with new and existing competitors;
•	the Company’s ability to meet the service levels required by its service level agreements with its customers;
•	the additional risks the Company is exposed to in its United Kingdom (“U.K.”) armored transport business;
•	the impact of changes in laws, including tax laws, that could adversely affect the Company’s business and profitability;
•	the Company’s ability to successfully integrate acquisitions;
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

For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, see: Part I. Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this Form 10-Q. Except as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics plc provides convenient automated consumer financial services through its network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of March 31, 2018, we were the world’s largest ATM owner/operator, providing services to approximately 230,000 ATMs. During the three months ended March 31, 2018, 62% of our total revenues were derived from operations in North America (including our ATM operations in the U.S., Canada, and Mexico), 29% of our total revenues were derived from operations in Europe and Africa (including our ATM operations in the U.K., Ireland, Germany, Spain, and South Africa), and 9% of our total revenues were derived from operations in Australia and New Zealand. Included in our network as of March 31, 2018 were approximately 135,000 ATMs to which we provided processing only services or various forms of managed services solutions. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.

Through our network, we deliver financial related services to cardholders and provide ATM management and ATM equipment-related services (typically under multi-year contracts) to large retail merchants, smaller retailers, and operators of facilities such as shopping malls, airports, and train stations. In doing so, we provide our retail partners with a compelling automated financial services solution that helps attract and retain customers, and in turn, increases the likelihood that our ATMs will be utilized. We also own and operate electronic funds transfer (“EFT”) transaction processing platforms that provide transaction processing services to our network of ATMs, as well as to other ATMs under managed services arrangements. Additionally, in Canada, we also provide processing services for issuers of debit cards.

We also own and operate the Allpoint network (“Allpoint”), the largest surcharge-free ATM network at retail locations (based on the number of participating ATMs). Allpoint, with approximately 55,000 participating ATMs, provides surcharge-free ATM access to over 1,000 participating banks, credit unions, and stored-value debit card issuers. For participants, Allpoint provides scale, density, and convenience of surcharge-free ATMs that surpasses the largest banks in the U.S. Allpoint earns either a fixed monthly fee per cardholder or a fixed fee per transaction that is paid by the participants. The Allpoint network includes a majority of our Company-owned ATMs in the U.S. and a portion of our Company-owned ATMs in the U.K., Canada, Mexico, Puerto Rico, and Australia. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

For additional information related to our operations and the manner in which we derive revenues, see our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

Strategic Outlook

Over the past several years, we have expanded our operations and the capabilities and service offerings of our ATMs through strategic acquisitions and investments, continued to deploy ATMs in high-traffic locations under contracts with well-known retailers, and expanded our relationships with leading financial institutions through the growth of Allpoint our surcharge-free ATM network and our bank-branding programs. More recently, we have increasingly focused our growth efforts to providing ATM-related service offerings to financial institutions, as we are seeing increasing interest from financial institutions for outsourcing of ATM-related services due to our cost efficiency advantages and higher service levels, as well as the role that our ATMs can play in maintaining financial institutions physical presence for their customers as they reduce their physical branches.

We have completed several acquisitions in the last six years, including, but not limited to: (i) eight U.S. and Canada based ATM operators, expanding our ATMs in both multi-unit regional retail chains and individual merchant ATM locations in the North America, (ii)  Cardpoint Limited (“Cardpoint”) in August 2013, which further expanded our U.K. ATM operations and allowed us to enter into the German market, (iii) Sunwin in November 2014, which further expanded our cash-in-transit and maintenance servicing capabilities in the U.K. and allowed us to acquire and operate ATMs located at Co-op Food stores, (iv) DirectCash Payments Inc. (“DCPayments”) in January 2017, a leading ATM operator with operations in Australia, New Zealand, Canada, the U.K., and Mexico, (v) Spark ATM Systems Pty Ltd. (“Spark”) in January 2017, an independent ATM deployer operating in South Africa, and (vi) various other smaller ATM asset and contract acquisitions. In addition to these ATM acquisitions, we have made strategic acquisitions including: (i)  i-design in March 2013, a Scotland-based provider and developer of marketing and advertising software and services for ATM operators, and (ii) CDS in July 2015, a leading independent transaction processor for ATM deployers and payment card issuers in the U.S., providing solutions to ATM sales and service organizations and financial institutions.

While we may continue to explore potential acquisition opportunities in the future as a way to grow our business, we expect to continue expanding our ATM footprint organically, and launching new products and services that will allow us to further leverage our existing ATM network. We see opportunities to expand our operations through the following efforts:

•	increasing the number of deployed ATMs with existing and new merchant relationships;
•	expanding our relationships with leading financial institutions;
•	working with non-traditional financial institutions and card issuers to further leverage our extensive ATM network;
•	increasing transaction levels at our existing locations;
•	developing and providing additional services at our existing ATMs;
•	pursuing additional managed services opportunities; and
•	pursuing opportunities to expand into new international markets over time.

For additional information related to each of our strategic points above, see Item1. Business – Our Strategy in our 2017 Form 10-K.

Developing Trends and Recent Events

Reduction of physical branches by financial institutions in the U.S., the U.K., and other geographies. Due primarily to the expansion of services available through digital channels, such as online and mobile, and financial institution customers’ preferences towards these digital channels, many financial institutions have been de-emphasizing traditional physical branches. This trend of shifting more customer transactions online and to ATMs has helped financial institutions lower their operating costs. As a result, many banks have been reducing the number of physical branches they operate. However, financial institution customers still consider convenient access to ATMs to be an important criteria for maintaining an account with a particular financial institution. The closing of physical branches generally results in a removal of the ATMs that were at the closed branch locations and may create a void in physical presence for that financial institution. This creates an opportunity for us to provide the financial institution’s customers with convenient access to ATMs and to work with the financial institutions to preserve branded or unbranded physical points of presence through our ATM network.

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

Growth in other automated consumer financial services. The majority of all ATM transactions in our geographies are cash withdrawals, with the remainder representing other banking functions such as balance inquiries and balance transfers. We believe that there are opportunities for a large non-bank ATM owner/operator, such as ourselves, to provide additional financial services to customers, such as bill payments, deposit taking, money transfers, and stored-value debit card reload services. These additional automated consumer financial services could result in additional revenue streams for us and could ultimately result in increased profitability. However, they would require additional capital expenditures on our part to offer these services more broadly and would increase regulatory compliance activities.

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

Growth in other markets. In most regions of the world, ATMs are less common than in the U.S. and the U.K. (our two largest markets). We believe the ATM industry will grow faster in certain international markets, as the number of ATMs per capita in those markets increases and begins to approach the levels in the U.S. and the U.K. We believe there is further growth potential for non-branch ATMs in the other geographic markets in which we operate.

•United Kingdom. The U.K. is the largest ATM market in Europe. According to LINK (which connects the ATM networks of all the U.K. ATM operators), approximately 71,000 ATMs were deployed in the U.K. as of December 2017, of which approximately 40,000 were operated by non-banks (inclusive of our approximately 20,000 ATMs). Electronic payment alternatives have gained popularity in the U.K. in recent years. However, according to the Bank of England, cash is still the primary payment method preferred by consumers, representing over 50% of spontaneous payments. Due to the maturing of the ATM market, we have seen both the number of ATM deployments and withdrawals slow in recent years. During 2013 and 2014 we significantly expanded in the U.K. through the acquisition of Cardpoint, and Sunwin and via a new ATM placement agreement with Co-op Food. In January 2017, we further expanded our operations in the U.K. through our acquisition of DCPayments. In light of recent changes to the interchange rate decrease scheduled to take effect in July 2018, we have recently removed certain ATMs from service and slowed expansion. See further discussion below in the section entitled Decrease in interchange rates. We are, however, seeing increased interest from financial institutions in this market to outsource certain components of their ATM operations, and we are actively working to grow our offerings for such services.

•Germany. We entered the German market in August 2013 through our acquisition of Cardpoint. The German ATM market is highly fragmented and may be under-deployed, based on its population’s high use of cash relative to other markets in which we operate, such as the U.S. and the U.K. There are approximately 58,000 ATMs in Germany that are largely deployed in bank branch locations. This fragmented and potentially under-deployed market dynamic is attractive to us, and as a result, we believe there are a number of opportunities for growth in this market.

•Canada. We entered the Canadian market in October 2011 through a small acquisition, and further expanded our presence in the country through another small acquisition in December 2012. In January 2017, we significantly expanded our operations in Canada through our acquisition of DCPayments. We expect to continue to grow our number of ATM locations in this market. We currently operate approximately 11,000 ATMs in this market and estimate that there are currently approximately 62,000 ATMs in total in the Canadian market. Our recent organic growth in this market has been primarily through a combination of new merchant and financial institution partners. As we continue to expand our footprint in Canada, we plan to seek additional partnerships with financial institutions to implement bank-branding and other financial services, similar to our bank-branding and surcharge-free strategy in the U.S.

•Mexico. There are approximately 48,000 ATMs operating in Mexico, most of which are owned by national and regional financial institutions. Due to a series of governmental and network regulations that have been mostly detrimental to us, together with increased theft attempts on our ATMs in this market, we slowed our expansion in this market in recent years. However, we increased our operations in Mexico through the DCPayments acquisition in January 2017 and remain poised and able to selectively pursue opportunities with retailers and financial institutions in the region, and believe there are currently opportunities to grow this business profitability.

•Ireland and Spain. In April 2016, we entered the Ireland market, and in October 2016, we launched our business in Spain, joining a top Spain ATM network and signing agreements to provide ATMs at multiple retail chains. On a combined basis these markets have approximately 55,000 ATMs, of which we currently operate a very small portion. We plan to continue to grow in these markets through additional merchant and financial institution relationships.

•Australia and New Zealand. In January 2017, in connection with our acquisition of DCPayments, we obtained operations in Australia and New Zealand, and now are the largest independent ATM operator in Australia. We currently operate over 10,000 ATMs in Australia and New Zealand and estimate the total market is comprised of approximately 36,000 ATMs. Recently, we have generally seen same-unit transaction declines in this market, which may in the near term be amplified by recent actions taken by major banks in Australia. For further information regarding this action, see Australia market changes and asset impairment below. However, we believe there are opportunities for longer-term growth in Australia, which would likely include expansion of services to financial institutions in that market.

•South Africa. In January 2017, in connection with our acquisition of Spark, we obtained operations in South Africa. Spark is a leading independent ATM deployer in South Africa and we expect to expand in this market with retailers and financial institutions. We operate over 3,000 ATMs in South Africa and estimate that this market has approximately 32,000 ATMs in total.

Increase in surcharge rates. As financial institutions increase the surcharge rates charged to non-customers for the use of their ATMs, it enables us to increase the surcharge rates charged on our ATMs in selected markets and with certain merchant customers as well. We also believe that higher surcharge rates in the market make our surcharge-free offerings more attractive to consumers and other financial institutions. We expect to see generally modest increases in surcharge rates in the near future.

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

Interchange rates in the U.K. are primarily set by LINK, the U.K.’s major interbank network. LINK has historically set these rates annually using a cost-based methodology that incorporates ATM service costs from two years prior (i.e., operating costs from 2016 are considered for determining the 2018 interchange rate). In addition to LINK transactions, certain card issuers in the U.K. have issued cards that are not affiliated with the LINK network, and instead carry the Visa or MasterCard network brands. In recent years transactions conducted on our ATMs from these cards, have represented approximately 2% of our annual withdrawal transactions in the U.K. For these transactions we receive interchange fees that are set by Visa or MasterCard, respectively. The interchange rates set by Visa and MasterCard have historically been less than the rates that have been established by LINK. During 2016 and throughout 2017, some of the major financial institutions that participate in LINK expressed concern about the LINK interchange rate and commenced efforts to significantly lower the interchange rate. During 2017, a group of LINK members (the “Working Group”) worked to develop a new interchange rate setting mechanism. After several months of analysis and discussion, the Working Group was unable to reach a recommended amended approach that was satisfactory to its participants, and as a result of this outcome, along with governance recommendations by the Bank of England, in October 2017, it was decided that an independent board of LINK (“LINK Board”) would recommend interchange rates going forward. On November 1, 2017, the LINK Board announced that it had reached some tentative recommendations, subject to further comment by the LINK members. The LINK Board proposal sought to reduce interchange rates by approximately 5% per year, and in the aggregate, approximately 20% over a four year period. Accordingly, on January 31, 2018, the new LINK Board, formalized a new process for setting interchange rates. Starting in July 2018, the new LINK Board determined the withdrawal interchange rate will be reduced by 5% from the 2017 rate. From January 1, 2018 through June 30, 2018, the interchange rates will be slightly reduced from the 2017 rates. The new LINK Board has also announced intentions for further potential interchange rate decreases (of up to 5% annually) but has stated that a comprehensive cost study and external factors such as interest rates and compliance costs may impact the timing and ultimate magnitude of any further annual rate decreases. We continue to evaluate and assess the impact of this recent development on our U.K. business and have taken certain actions and may continue to take additional measures to mitigate the impact of this price reduction and future potential reductions. Mitigating measures include or in the future may include removal of lower profitability sites, terms renegotiations with certain merchants, change certain ATMs to a direct-charge to the consumer model, and other strategies. On an unmitigated basis, we expect this change to adversely impact our U.K. profits by approximately $7 million to $8 million in 2018, compared to 2017, all of which will occur in the second half of 2018.

Withdrawal transaction and revenue trends – U.S. Many financial institutions are shifting traditional teller based transactions to online activities and ATMs to reduce their operating costs. Additionally, many financial institutions are reducing the number of branches they own and operate in order to lower their operating costs. As a result of these current trends we believe there has been increasing demand for automated banking solutions, such as ATMs. Bank-branding of our ATMs and participation in our surcharge-free ATM network allow financial institutions to rapidly increase and maintain surcharge-free ATM access for their customers at a substantially lower cost than owning and operating an ATM network. We believe there is continued opportunity for a large non-bank ATM owner/operator, such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an arrangement could reduce a financial institution’s operating costs while extending its customer service. Furthermore, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs. Over the last several years, we have seen growth in bank-branding, increased participation in Allpoint, our surcharge-free network, and managed services arrangements, and we believe that there will be continued growth in such arrangements.

Excluding 7-Eleven locations (further discussed in the next paragraph), total U.S. same-store cash withdrawal transactions during the three months ended March 31, 2018 increased approximately 4% from the same period of 2017. The same-store results were impacted by a number of factors, and the discrete impact of each factor is difficult to precisely estimate. Increased Allpoint transactions as a result of expansion of the number of ATMs in Allpoint and growth in the number of financial institutions participating in Allpoint positively impacted the growth rate during the three months ended March 31, 2018. Finally, we believe the growth rate during the three months ended March 31, 2018 was positively impacted by higher downtime in the first quarter of 2017 related to software upgrades and outages in that period, which had a negative impact on transaction volume in that quarter.

7-Eleven U.S. relationship. – The Company had a long standing relationship with 7-Eleven in the U.S. that ended during the quarter ended March 31, 2018. In previous periods, this relationship accounted for a material portion of the Company’s consolidated revenues and profits. The Company began a transition to 7-Eleven’s new service provider during the third quarter of 2017 and that transition was completed in February 2018. We estimate that 7-Eleven accounted for approximately 15% of the Company’s total revenues during the first quarter of 2017. 7-Eleven in the U.S. accounted for approximately 12.5% of the Company’s total revenues for the year ended 2017 and had an incremental gross margin of approximately 40%. The Company expects that 7-Eleven will account for less than 1% of total revenues in 2018.

Withdrawal transaction and revenue trends – U.K. The majority of our ATMs in the U.K. are free-to-use ATMs, meaning the transaction is free to the consumer and we earn an interchange rate paid by the customer’s bank. We also operate surcharging or pay-to-use ATMs Although we earn less revenue per cash withdrawal transaction on a free-to-use machine, the significantly higher volume of transactions conducted on free-to-use ATMs have generally translated into higher overall revenues. During the three months ended March 31, 2018, same-store cash withdrawal transactions in the U.K decreased approximately 7% compared to the same period of 2017, which we believe was in part adversely impacted by changes in consumer payments behavior, where consumers are conducting more tap and pay transactions for small payments at retailers. In addition, we believe adverse winter weather in the three months ended March 31, 2018 also contributed to the same-store decline.

Australia market changes and asset impairment. In late September 2017, Australia’s four largest banks, CBA, ANZ, Westpac, and NAB, each separately announced decisions to remove all direct charges to all users on domestic ATM transactions completed at their respective ATM networks effectively creating a free-to-use network of ATM terminals that did not exist previously. Collectively these four banks account for approximately one third of the total ATMs in Australia. CBA removed the direct charges in late September, with Westpac, ANZ, and NAB removing direct charges during the first part of October 2017.

Australia has historically been a direct charge ATM market, where cardholders have paid a fee (or “direct charge”) to the operator of an ATM for each transaction, unless the ATM where the transaction was completed is part of the cardholder’s issuing bank ATM network. There currently is no broad interchange arrangement in Australia between card issuers and ATM operators to compensate the ATM operator for its service to a financial institution’s cardholder in absence of the direct charge being levied to the cardholders. During the three months ended March 31, 2018, more than 78% of the Company’s revenues in Australia were sourced from direct charges paid by cardholders. The recent actions by the largest banks in Australia have resulted in a significant increase in the availability of free-to-use ATMs to Australian users, and while we are working on developing strategies to react to this unexpected market shift, we believe our revenues and profits in Australia will decline in the near-term. During the three months ended September 30, 2017, we recognized an impairment of our Australia and New Zealand reporting unit in response to expected revenue and profit declines in this market following the banks’ actions discussed above. While the initial impact we have experienced has been somewhat limited, the impact of this action could increase over time as consumers’ behavior patterns change as a result of the introduction of a free-to-use network in Australia that did not exist previously.

Prior to this action, we were generally experiencing average same unit transaction percentage declines in the high single digits across our fleet.

Poland operations. During the fourth quarter of 2017, we ceased operating in Poland and recognized costs to wind down the operations, largely consisting of contract termination costs related to our merchant, bank sponsorship, lease and other agreements as well as employee severance costs and charges for asset disposals. During the year ended December 31, 2017, Poland contributed less than 1% of our consolidated ATM operating revenues.

Alternative payment options. We face indirect competition from alternative payment options, including card-based and mobile phone-based contactless payment technology in all of our markets. Australia and the U.K, have reported increasing rates of contactless payment use. Prior to our acquisition of DCPayments and since our ownership of the Australian component of the business, we have observed declines in transactions at Australian ATMs, as cash-based payments have declined as a percentage of total payments in recent years. Contactless payments appear to be the primary driver of the decline.

Europay, MasterCard, Visa (“EMV”) security standard and software upgrades in the U.S. The EMV security standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “chip cards.” In October 2016, MasterCard commenced a liability shift for U.S. ATM transactions on EMV-issued cards used at non-EMV compliant ATMs in the U.S. Similarly, in October 2017, Visa commenced a liability shift for all transaction types on all EMV issued cards in the U.S. In order to comply with the EMV standard, in the U.S., we upgraded or replaced nearly all of our U.S. Company-owned ATMs to deploy additional software to enable additional functionality, enhance security features, and enable the EMV security standard. Due to the significant operational challenges of enabling EMV and other hardware and software enhancements across the majority of our U.S. ATMs, which comprises many types and models of ATMs, together with potential compatibility issues with various processing platforms, we experienced increased downtime at our U.S. ATMs during the first part of 2017. As a result of this downtime, we suffered lost revenues and incurred penalties with certain of our contracts during the first part of 2017. During 2017, we also incurred increased charges from networks associated with actual or potentially fraudulent transactions, as we are liable for fraudulent transactions on the MasterCard network and other networks that have adopted the EMV security standard if our ATM was not EMV compliant at the time of the transaction, and any fraudulent transactions were processed. As a result of the project completed largely in 2017, nearly all of our U.S. Company-Owned ATMs are EMV-compliant.

Capital investments. Our capital spending in 2017 and 2016 included significant expenditures to achieve our EMV upgrade requirements and replace units at certain locations. Therefore, we expect a decrease in our capital spending in 2018 from what we spent in 2016 and 2017. Our capital spending in 2018 will be driven by the following: (i) our strategic initiatives to enhance the consumer experience at our ATMs and drive transaction growth, (ii) long-term renewals of existing merchant contracts, (iii) certain software and hardware enhancements required to facilitate our strategic initiatives, enhance security, and maintain the necessary support, (iv) other compliance related matters including polymer note introductions, (v) growth opportunities across our enterprise, and (vi) investments in the infrastructure of our business, including the implementation of an enterprise resource planning (“ERP”) system.

U.K. planned exit from the European Union (“Brexit”). On March 29, 2017, the U.K. government officially triggered Article 50 of the Treaty on the European Union, which commenced the process for the U.K. to exit the European Union. Although the ultimate impact of Brexit on our business is unknown, we continue to monitor the impact analyses published by the U.K. House of Commons and other sources. The U.K. is scheduled to exit the European Union on March 29, 2019.

Dynamic Currency conversion in the European Union. On March 28, 2018, the European Commission published a proposal to amend European Union regulations applicable to dynamic currency conversion (“DCC”) charges. The European Commission has proposed additional transparency and price comparability requirements on DCC transactions that, if enacted by the European Parliament, would be developed by the European Banking Authority.  Our DCC revenues currently account for approximately 2% of our consolidated revenues, the majority of which relate to our U.K. operations.  With the timing of Brexit scheduled to precede the proposed effective date of regulation, we are uncertain, at this time, if this new proposed regulation will have any significant impact on our results.  Regardless of the outcome and whether the U.K. adopts the European Unions proposed regulations, we do not believe this regulation will have a material impact on our revenues based on our current operations and the intended purpose of the proposed regulations.

Restructuring expenses. During 2017, we initiated a global corporate reorganization and cost reduction initiative (the “Restructuring Plan”), intended to improve our cost structure and operating efficiency. The Restructuring Plan included workforce reductions, facilities closures, contract terminations, and other cost reduction measures. We incurred $8.2 million of pre-tax expenses related to our Restructuring Plan during the three months ended March 31, 2017. During the three months ended March 31, 2018, we implemented additional workforce reductions in an effort to continue our cost reduction initiative and thereby improve our cost structure and operating efficiency. We incurred $2.4 million of pre-tax expenses, largely consisting of employee severance, during the three months ended March 31, 2018. Our 2018 Restructuring Plan activities will likely include additional workforce reductions, certain facilities closures, and other cost reduction measures.

New currency designs in the U.K. Polymer notes were introduced by the Bank of England in 2016 and will be further circulated through 2020. The introduction of these new currency designs has required upgrades to software and physical ATM components on our ATMs in the U.K., which caused some limited downtime for the affected ATMs during 2017. We are now substantially complete with this effort.

Next generation bank note upgrade in Australia. Next generation bank notes are in the process of being introduced by the Reserve Bank of Australia. The new $5 note was introduced on September 1, 2016, and the new $50 note, the most widely disseminated note in Australia, is scheduled to take place on September 1, 2018, with the new $20 note to follow on a date to be determined. The introduction of these next generation bank notes requires upgrades to software and physical ATM components on our ATMs in Australia, which were evaluated in the impairment analysis discussed above and which we expect will likely cause some limited downtime for the affected ATMs during the latter part of 2018.

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

Acquisitions. On January 6, 2017, we completed the acquisition of DCPayments, a leading operator of approximately 25,000 ATMs with operations in Australia, New Zealand, Canada, the U.K., and Mexico and on January 31, 2017, we completed the acquisition of Spark, an independent ATM deployer in South Africa, with a growing network of approximately 2,300 ATMs. The agreed purchase consideration for Spark included initial cash consideration, paid at closing, and potential additional contingent consideration. The additional purchase consideration is contingent upon Spark achieving certain agreed upon earnings targets in 2019 and 2020. For additional information related to the acquisitions above, see Item 1. Financial Statements, Note 4. Acquisitions.

Cybersecurity trends. We electronically process and transmit cardholder information as part of our transaction processing services. Companies that process and transmit cardholder information, such as ours, have been specifically and increasingly targeted in recent years by sophisticated criminal organizations in an effort to obtain information and utilize it for fraudulent transactions. Additionally, the risk of unauthorized circumvention of system controls has been heightened by advances in computer capabilities and increasing sophistication of hackers. The Company takes a risk-based approach to cybersecurity, and in recognition of the growing threat within our industry and the general market place, we proactively make strategic investments in our security infrastructure, technical and procedural controls, and regulatory compliance activities. We also apply the knowledge gained through industry and government organizations to continuously improve our technology, processes and services to detect, mitigate and protect our information. Cybersecurity and the effectiveness of the Company’s cybersecurity strategy are regular topics of discussion at Board meetings. We expect to continue to focus attention and resources on our security protection protocols, including repairing any system damage and deploying additional personnel, as well as protecting against any potential reputational harm. The cost to remediate any damages to our information technology systems suffered as a result of a cyber-attack could be significant. For further discussion of the risks we face in connection with growing cybersecurity trends, see Part 1. Item 1A. Risk Factors in our 2017 Form 10-K.

Factors Impacting Comparability Between Periods

•

Foreign currency exchange rates. Our reported financial results are subject to fluctuations in foreign currency exchange rates. We estimate that the year-over-year strengthening of the currencies in the markets in which we operate relative to the U.S. dollar caused our reported total revenues to be higher by approximately $13.7 million for the three months ended March 31, 2018.

•

Acquisitions and divestitures. The results of operations for any acquired entities during a particular period have been included in our consolidated financial statements for the periods since the respective dates of acquisition. Similarly, the results of operations for any divested operations have been excluded from our consolidated financial statements since the dates of divestiture.

•

7-Eleven ATM removal. As discussed above, the 7-Eleven ATM placement agreement in the U.S. expired in July 2017, and all ATM operations in the U.S. were transitioned to the new service provider by March 31, 2018. We estimate that 7-Eleven in the U.S. accounted for approximately 12.5% of consolidated total revenues for the year ended 2017. We expect that 7-Eleven in the U.S will account for less than 1% of consolidated total revenues in 2018, all of which was in the first quarter of 2018.

Results of Operations

The following table reflects line items from the accompanying Consolidated Statements of Operations as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three Months Ended
	March 31,
	(In thousands, excluding percentages)
	2018		2017
Revenues:
ATM operating revenues	$319,731	95.1%	$341,788	95.6%
ATM product sales and other revenues	16,453	4.9	15,784	4.4
Total revenues (1)	336,184	100.0	357,572	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below).(2)	215,490	64.1	231,927	64.9
Cost of ATM product sales and other revenues	12,762	3.8	14,635	4.1
Total cost of revenues	228,252	67.9	246,562	69.0
Operating expenses:
Selling, general, and administrative expenses (3)	41,740	12.4	41,949	11.7
Redomicile-related expenses	—	—	760	0.2
Restructuring expenses	2,413	0.7	8,243	2.3
Acquisition and divestiture-related expenses	1,720	0.5	8,456	2.4
Depreciation and accretion expense	31,042	9.2	29,121	8.1
Amortization of intangible assets	13,771	4.1	15,180	4.2
Loss on disposal and impairment of assets	5,420	1.6	3,194	0.9
Total operating expenses	96,106	28.6	106,903	29.9
Income from operations	11,826	3.5	4,107	1.1
Other expense:
Interest expense, net	9,174	2.7	6,557	1.8
Amortization of deferred financing costs and note discount	3,308	1.0	2,976	0.8
Other expense (income)	2,160	0.6	(1,580)	(0.4)
Total other expense	14,642	4.4	7,953	2.2
Loss before income taxes	(2,816)	(0.8)	(3,846)	(1.1)
Income tax benefit	(31)	—	(2,952)	(0.8)
Net loss	(2,785)	(0.8)	(894)	(0.3)
Net (loss) income attributable to noncontrolling interests	(17)	—	7	—
Net loss attributable to controlling interests and available to common shareholders	$(2,768)	(0.8)%	$(901)	(0.3)%

(1)

Effective January 1, 2018, we adopted ASC 606 using the modified retrospective approach. Historical revenue reflects amounts previously reported and have not been restated here and the tables that follow.

(2)

Excludes effects of depreciation, accretion, and amortization of intangible assets of $37.1 million and $37.2 million for the three months ended March 31, 2018 and 2017, respectively. See Item 1. Financial Statements, Note 1. General and Basis of Presentation – (c) Cost of ATM Operating Revenues Presentation. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 11.0% and 10.4% for the three months ended March 31, 2018 and 2017, respectively.

(3)	Includes share-based compensation expense of $2.4 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively.

Key Operating Metrics

The following table reflects certain key measures that gauge our operating performance for the periods indicated, including the effect of the acquisitions.

	Three Months Ended
	March 31,
	2018	% Change	2017

Average number of transacting ATMs:
North America	45,726	(13.0)%	52,583
Europe & Africa	25,291	1.1	25,013
Australia & New Zealand	8,249	(7.7)	8,937
Total Company-owned	79,266	(8.4)	86,533
North America	14,238	(8.1)	15,490
Europe & Africa	300	(48.3)	580
Australia & New Zealand	103	—	103
Total Merchant-owned	14,641	(9.5)	16,173
Average number of transacting ATMs – ATM operations	93,907	(8.6)	102,706

Managed Services and Processing:
North America	132,571	4.4	126,956
Australia & New Zealand	2,014	18.9	1,694
Average number of transacting ATMs – Managed services and processing	134,585	4.6	128,650

Total average number of transacting ATMs	228,492	(1.2)	231,356

Total transactions (in thousands):
ATM operations	320,956	(11.4)	362,314
Managed services and processing, net	272,470	10.5	246,581
Total transactions	593,426	(2.5)	608,895

Total cash withdrawal transactions (in thousands):
ATM operations	205,833	(12.1)	234,244

Per ATM per month amounts (excludes managed services and processing):
Cash withdrawal transactions	731	(3.8)	760

ATM operating revenues (1)	$1,046	1.1	$1,035
Cost of ATM operating revenues (1) (2)	726	1.7	714
ATM adjusted operating gross profit (1) (2)	$320	(0.3)%	$321

ATM adjusted operating gross profit margin (1) (2)	30.6%		31.0%

(1)	ATM operating revenues and Cost of ATM operating revenues relating to managed services, processing, ATM equipment sales, and other ATM-related services are not included in this calculation.
(2)

Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is reported separately in the accompanying Consolidated Statements of Operations. See Item 1. Financial Statements, Note 1. General and Basis of Presentation – (c) Cost of ATM Operating Revenues Presentation.

Revenues

	Three Months Ended
	March 31,

	2018	2017	% Change
	(In thousands)
North America
ATM operating revenues	$195,628	$227,189	(13.9)%
ATM product sales and other revenues	14,132	13,868	1.9
North America total revenues	209,760	241,057	(13.0)
Europe & Africa
ATM operating revenues	96,182	85,384	12.6
ATM product sales and other revenues	2,263	1,863	21.5
Europe & Africa total revenues	98,445	87,247	12.8
Australia & New Zealand
ATM operating revenues	30,638	31,493	(2.7)
ATM product sales and other revenues	58	85	(31.8)
Australia & New Zealand total revenues	30,696	31,578	(2.8)

Eliminations	(2,717)	(2,310)	17.6

Total ATM operating revenues	319,731	341,788	(6.5)
Total ATM product sales and other revenues	16,453	15,784	4.2
Total revenues	$336,184	$357,572	(6.0)%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31,  2017

ATM operating revenues. ATM operating revenues during the three months ended March 31, 2018 decreased $22.1 million, or 6.5%, from the three months ended March 31, 2017. The decrease in ATM operating revenues was primarily attributable to the removal of ATMs at 7-Eleven locations in the U.S., partially offset by higher reported revenues from our Europe & Africa segment.

The following table details, by segment, the changes in the various components of ATM operating revenues:

	Three Months Ended
	March 31,
	2018	2017	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$89,115	$106,401	$(17,286)	(16.2)%
Interchange revenues	35,819	51,176	(15,357)	(30.0)
Bank-branding and surcharge-free network revenues	44,447	46,534	(2,087)	(4.5)
Managed services revenues	12,553	12,211	342	2.8
Other revenues	13,694	10,867	2,827	26.0
North America total ATM operating revenues	195,628	227,189	(31,561)	(13.9)
Europe & Africa
Surcharge revenues	26,169	22,323	3,846	17.2
Interchange revenues	67,458	60,446	7,012	11.6
Other revenues	2,555	2,615	(60)	(2.3)
Europe & Africa total ATM operating revenues	96,182	85,384	10,798	12.6
Australia & New Zealand
Surcharge revenues	24,070	26,084	(2,014)	(7.7)
Interchange revenues	1,126	1,035	91	8.8
Bank-branding and surcharge-free network revenues	—	58	(58)	(100.0)
Managed services revenues	4,179	3,292	887	26.9
Other revenues	1,263	1,024	239	23.4
Australia & New Zealand total ATM operating revenues	30,638	31,493	(855)	(2.7)
Eliminations	(2,717)	(2,278)	(439)	19.3
Total ATM operating revenues	$319,731	$341,788	$(22,057)	(6.5)%

North America. For the three months ended March 31, 2018, our ATM operating revenues in our North America segment decreased $31.6 million, or 13.9%, compared to the same period of 2017. The decrease was primarily attributable to lower revenue in the U.S. resulting from the removal of ATMs at 7-Eleven locations. Revenues generated at 7-Eleven locations in the U.S. accounted approximately 22% of North America revenues in the first quarter of 2017, compared to less than 2% in the first quarter of 2018, as we completed the removal of these ATMs as a result of the termination of that contract. The reduction in revenues caused by the removal of the 7-Eleven ATMs was partially offset by the revenue growth in the U.S. and Canada, excluding the 7-Eleven relationship, which included growth in same-store transactions, driving higher interchange revenues, and growth in bank and network branding revenues.

Europe & Africa. For the three months ended March 31, 2018, our ATM operating revenues in our Europe & Africa segment increased $10.8 million, or 12.6%, compared to the same period of 2017. Our ATM operating revenues would have been lower by approximately $10.7 million, absent the beneficial foreign currency exchange rate movements. Adjusted for foreign currency movements, ATM operating revenue growth, was relatively flat, driven in part by a decline in the number of transacting ATMs in the U.K., responsive to the impending changes in LINK interchange rates, and declines in same-store transactions. The decline in revenues in the U.K. were offset by an increase in the number of transacting ATMs from new ATM placement agreements in South Africa, Spain, and Germany. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

Australia & New Zealand. For the three months ended March 31, 2018, our ATM operating revenues in the Australia & New Zealand segment were down $0.9  million, or 2.7%, compared to the same period of 2017. Our ATM operating revenues would have been lower by $1.9 million, absent the additional days that were included in our results in the first quarter of 2018 as a result of the acquision of DCPayments being completed on January 6, 2017.

ATM product sales and other revenues. For the three months ended March 31, 2018, our ATM product sales and other revenues increased $0.7 million compared to the same period of 2017. The increase was primarily related to additional equipment sales in our North America and Europe & Africa segments.

Cost of Revenues (exclusive of depreciation, accretion, and amortization of intangible assets)

	Three Months Ended
	March 31,

	2018	2017	% Change
	(In thousands, excluding percentages)
North America
Cost of ATM operating revenues	$133,864	$154,650	(13.4)%
Cost of ATM product sales and other revenues	11,522	11,202	2.9
North America total cost of revenue	145,386	165,852	(12.3)
Europe & Africa
Cost of ATM operating revenues	60,638	55,998	8.3
Cost of ATM product sales and other revenues	896	2,640	(66.1)
Europe & Africa total cost of revenues	61,534	58,638	4.9
Australia & New Zealand
Cost of ATM operating revenues	22,597	22,555	0.2
Cost of ATM product sales and other revenues	344	825	(58.3)
Australia & New Zealand total cost of revenues	22,941	23,380	(1.9)
Corporate
Corporate total cost of revenues	84	(33)	n/m

Eliminations	(1,693)	(1,275)	32.8

Cost of ATM operating revenues	215,490	231,927	(7.1)
Cost of ATM product sales and other revenues	12,762	14,635	(12.8)
Total cost of revenues	$228,252	$246,562	(7.4)%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) during the three months ended March 31, 2018 decreased $16.4 million, or 7.1%, compared to the same period in 2017. The decrease in the Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) is mostly attributable to the decline in ATM operating revenue, largely due to the removal of ATMs at 7-Eleven locations in the U.S. See our North America discussion below.

The following table details, by segment, the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Three Months Ended
	March 31,
	2018	2017	Change	% Change
	(In thousands, excluding percentages)
Cost of ATM operating revenues
North America
Merchant commissions	$66,583	$77,232	$(10,649)	(13.8)%
Vault cash rental	12,482	13,241	(759)	(5.7)
Other costs of cash	16,098	20,239	(4,141)	(20.5)
Repairs and maintenance	10,758	15,872	(5,114)	(32.2)
Communications	4,158	5,141	(983)	(19.1)
Transaction processing	1,596	2,174	(578)	(26.6)
Employee costs	8,870	8,039	831	10.3
Other expenses	13,319	12,712	607	4.8
North America total cost of ATM operating revenues	133,864	154,650	(20,786)	(13.4)
Europe & Africa
Merchant commissions	25,767	24,329	1,438	5.9
Vault cash rental	3,418	3,245	173	5.3
Other costs of cash	6,613	5,002	1,611	32.2
Repairs and maintenance	4,020	3,469	551	15.9
Communications	3,396	2,706	690	25.5
Transaction processing	4,131	3,670	461	12.6
Employee costs	11,132	9,528	1,604	16.8
Other expenses	2,161	4,049	(1,888)	(46.6)
Europe & Africa total cost of ATM operating revenues	60,638	55,998	4,640	8.3
Australia & New Zealand
Merchant commissions	12,628	13,218	(590)	(4.5)
Vault cash rental	2,268	2,168	100	4.6
Other costs of cash	1,940	1,681	259	15.4
Repairs and maintenance	2,500	1,968	532	27.0
Communications	997	1,298	(301)	(23.2)
Transaction processing	677	597	80	13.4
Employee costs	1,333	1,383	(50)	(3.6)
Other expenses	254	242	12	4.8
Australia & New Zealand total cost of ATM operating revenues	22,597	22,555	42	0.2
Corporate	84	(33)	117	n/m
Eliminations	(1,693)	(1,243)	(450)	36.2
Total cost of ATM operating revenues	$215,490	$231,927	$(16,437)	(7.1)%

North America. For the three months ended March 31, 2018, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our North America segment decreased $20.8 million, or 13.4%, compared to the same period of 2017. The decrease was attributable to the following: (i) the decline in costs across categories as a result of the removal of ATMs at 7-Eleven locations in the U.S. (ii) lower other cost of cash in 2018 driven by a decline in charges incurred from networks for suspected fraudulent transactions following the EMV liability shift on the MasterCard network, and (iii) higher maintenance costs in 2017 related primarily to the software upgrades at certain Company-owned ATMs.

Europe & Africa. For the three months ended March 31, 2018, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Europe & Africa segment increased $4.6 million, or 8.3%, compared to the same period of 2017. Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) were down approximately

4%. A portion of this decrease also relates to lower business rates (property taxes) on ATMs, as we had provided for potential liabilities and the last date for which certain of our ATMs in the U.K. could be assessed lapsed in March 2018. This constant-currency decline is consistent with approximately flat ATM operating revenues growth on a constant-currency basis and our efforts to reduce operating costs in the U.K. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

Australia & New Zealand. For the three months ended March 31, 2018, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Australia & New Zealand segment were fairly consistent at $22.6 million compared to the comparable period of 2017.

Cost of ATM product sales and other revenues. For the three months ended March 31, 2018, our cost of ATM product sales and other revenues decreased $1.9 million compared to the same period of 2017.

Selling, General, and Administrative Expenses

	Three Months Ended
	March 31,
	2018	2017	% Change
	(In thousands, excluding percentages)
Selling, general, and administrative expenses	$39,378	$39,709	(0.8)%
Share-based compensation expense	2,362	2,240	5.4
Total selling, general, and administrative expenses	$41,740	$41,949	(0.5)%

Percentage of total revenues:
Selling, general, and administrative expenses	11.7%	11.1%
Share-based compensation expense	0.7%	0.6%
Total selling, general, and administrative expenses	12.4%	11.7%

Selling, general, and administrative expenses (“SG&A expenses”), excluding share-based compensation expense. For the three months ended March 31, 2018, SG&A expenses, excluding share-based compensation expense, decreased $0.3 million, or 0.8%, compared to the same period of 2017. The reduction was driven by our restructuring efforts, discussed further below, which commenced in early 2017, partially offset by the impact of currency rate movements.

Share-based compensation expense. For the three months ended March 31, 2018, share-based compensation expense increased $0.1 million, or 5.4%, compared to the same period of 2017. This increase is attributable to the amount and timing of share-based payment awards, net of forfeitures. For additional information related to share-based compensation expense, see Item 1. Financial Statements, Note 5. Share-based Compensation.

Redomicile-related Expenses

Redomicile-related expenses. For the three months ended March 31, 2017, redomicile-related expenses totaled $0.8 million related to the change of the Company’s parent company location to the U.K. The Company did not incur any costs related to this effort in 2018.

Restructuring Expenses

During 2017, we initiated a global corporate reorganization and cost reduction initiative (the “Restructuring Plan”), intended to improve our cost structure and operating efficiency. The Restructuring Plan included workforce reductions, facilities closures, contract terminations, and other cost reduction measures. We incurred $8.2 million of pre-tax expenses related to our Restructuring Plan during the three months ended March 31, 2017. During the three months ended March 31, 2018 we implemented additional workforce reductions in an effort to continue our cost reduction initiative and thereby improve our cost structure and operating efficiency. We incurred $2.4 million of pre-tax expenses, mostly consisting of employee severance, during the three months ended March 31, 2018. Our 2018 Restructuring Plan activities may include additional workforce reductions certain facilities closures, and other cost reduction measures.

For additional information, see Item 1. Financial Statements, Note 1. General and Basis of Presentation – (d) Restructuring Expenses.

Acquisition and Divestiture-related Expenses

	Three Months Ended
	March 31,
	2018	2017	% Change
	(In thousands, excluding percentages)
Acquisition and divestiture-related expenses	$1,720	$8,456	(79.7)%

Percentage of total revenues	0.5%	2.4%

Acquisition and divestiture-related expenses. For the three months ended March 31, 2018, acquisition and divestiture-related expenses included employee severance costs and lease termination costs related to certain DCPayments operations. For the three months ended March 31, 2017, acquisition and divestiture-related costs expenses include professional services and other costs associated with the completion and integration of the DCPayments and Spark acquisitions, completed during January 2017.

Depreciation and Accretion Expense

	Three Months Ended
	March 31,
	2018	2017	% Change
	(In thousands, excluding percentages)
Depreciation and accretion expense	$31,042	$29,121	6.6%

Percentage of total revenues	9.2%	8.1%

Depreciation and accretion expense. For the three months ended March 31, 2018, depreciation and accretion expense increased $1.9 million, or 6.6%, compared to the same period of 2017. This increase was primarily driven by capital additions during 2017 and changes in currency exchange rates.

Amortization of Intangible Assets

	Three Months Ended
	March 31,
	2018	2017	% Change
	(In thousands, excluding percentages)
Amortization of intangible assets	$13,771	$15,180	(9.3)%

Percentage of total revenues	4.1%	4.2%

Amortization of intangible assets. For the three months ended March 31, 2018, amortization of intangible assets decreased by $1.4 million, compared to the same period of 2017. This decrease was largely due to the $54.5 million intangible asset impairment charge taken in the third quarter of 2017 related to our Australia and New Zealand segment, which reduced the overall value of our intangible assets subject to amortization.

Loss on Disposal and Impairment of Assets

	Three Months Ended
	March 31,

	2018	2017	% Change
	(In thousands, excluding percentages)
Loss on disposal and impairment of assets	$5,420	$3,194	69.7%

Percentage of total revenues	1.6%	0.9%

Loss on disposal and impairment of assets. For the three months ended March 31, 2018, loss on disposal and impairment of assets increased by $2.2 million, compared to the same period of 2017. This increase was driven by our disposals in the ordinary course of business, which in 2018, were driven by ATM assets disposals in the U.S. and the exit from one of the facilities we acquired with DCPayments in the U.K.

Interest Expense, net

	Three Months Ended
	March 31,
	(In thousands, excluding percentages)
	2018	2017	% Change
Interest expense, net	$9,174	$6,557	39.9%

Percentage of total revenues	2.7%	1.8%

Interest expense, net. For the three months ended March 31, 2018, interest expense, net, increased $2.6 million compared to the same period of 2017. This increase was attributable to the issuance of our 5.5% senior notes due 2025 during the second quarter of 2017, which had a higher interest rate than the rate under our revolving credit facility, which was partially repaid with the proceeds from the issuances of these notes. For additional information related to our outstanding borrowings, see Item 1. Financial Statements, Note 9. Long-Term Debt.

Income Tax Benefit

	Three Months Ended
	March 31,
	(In thousands, excluding percentages)
	2018	2017	% Change
Income tax benefit	$(31)	$(2,952)	n/m

Effective tax rate	1.1%	76.8%

Income tax benefit. The Company’s income tax benefit for the three months ended March 31, 2018 totaled $31 thousand, or an effective tax rate of 1.1%, compared to a benefit of approximately $3.0 million, or an effective tax rate of 76.8%, for the same period of 2017. The benefit recognized in 2017 was primarily attributable to the excess tax benefits realized on vested share-based compensation in accordance with Financial Accounting Standards Board issued Accounting Standard Update No. 2016-09, Improvements to Employee Stock-Based Payment Accounting (“ASU 2016-09”). The decrease in income tax benefit for the three months ended March 31, 2018, was largely attributable to the impact of U.S. Tax Reform on our annualized effective tax rate and also expense recognized in the period related to vested share-based compensation.

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, Adjusted EBITA, Adjusted Net Income, Adjusted Net Income per diluted share, Adjusted Free Cash Flow, and certain results prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), as well as non-GAAP measures on a constant-currency basis represent non-GAAP financial measures provided as a complement to financial results prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures reported by other companies. We use these non-GAAP financial measures in managing and measuring the performance of our business, including setting and measuring incentive based compensation for management. We believe that the presentation of these measures and the identification of notable, non-cash, and/or (if applicable in a particular period) certain costs not anticipated to occur in future periods enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years. Adjusted EBITDA and Adjusted EBITA exclude amortization of intangible assets, share-based compensation expense, acquisition and divestiture-related expenses, certain non-operating expenses, (if applicable in a particular period) certain costs not anticipated to occur in future periods, gains or losses on disposal and impairment of assets, our obligation for the payment of income taxes, interest expense, and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Additionally, Adjusted EBITDA excludes depreciation and accretion expense. Depreciation and accretion expense and amortization of intangible assets are excluded as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired. Adjusted Net Income represents net income computed in accordance with U.S. GAAP, before amortization of intangible assets, gains or losses on disposal and impairment of assets, share-based compensation expense, certain other expense amounts, acquisition and divestiture-related expenses, certain non-operating expenses, and (if applicable in a particular period) certain costs not anticipated to occur in future periods (together, the “Adjustments”). For the three months ended March 31, 2018 and March 31, 2017, the non-GAAP tax rate used to calculate Adjusted Net Income was approximately 25.8% and 28.2%, respectively. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by weighted average diluted shares outstanding. Adjusted Free Cash Flow is defined as cash provided by operating activities less the impact of changes in restricted cash due to the timing of settlements, and less payments for capital expenditures, including those financed through direct debt, but excluding acquisitions. The Adjusted Free Cash Flow measure does not take into consideration certain other non-discretionary cash requirements such as mandatory principal payments on portions of our long-term debt. Management calculates certain U.S. GAAP as well as non-GAAP measures on a constant-currency basis using the average foreign currency exchange rates applicable in the corresponding period of the previous year and applying these rates to the measures in the current reporting period. Management uses U.S. GAAP as well as non-GAAP measures on a constant-currency basis to assess performance and eliminate the effect foreign currency exchange rates have on comparability between periods.

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

Reconciliation of Net Loss Attributable to Controlling Interests and Available to Common Shareholders to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income (in thousands, excluding share and per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Net loss attributable to controlling interests and available to common shareholders	$(2,768)	$(901)
Adjustments:
Interest expense, net	9,174	6,557
Amortization of deferred financing costs and note discount	3,308	2,976
Income tax benefit	(31)	(2,952)
Depreciation and accretion expense	31,042	29,121
Amortization of intangible assets	13,771	15,180
EBITDA	$54,496	$49,981

Add back:
Loss on disposal and impairment of assets	5,420	3,194
Other expense (1)	2,160	(1,580)
Noncontrolling interests (2)	1	(4)
Share-based compensation expense	2,445	2,197
Redomicile-related expenses (3)	—	760
Restructuring expenses (4)	2,413	8,243
Acquisition and divestiture-related expenses (5)	1,720	8,456
Adjusted EBITDA	$68,655	$71,247
Less:
Depreciation and accretion expense (6)	31,041	29,118
Adjusted EBITA	$37,614	$42,129
Less:
Interest expense, net	9,174	6,557
Adjusted pre-tax income	28,440	35,572
Income tax expense (7)	7,338	10,031
Adjusted Net Income	$21,102	$25,541

Adjusted Net Income per share – basic	$0.46	$0.56
Adjusted Net Income per share – diluted (8)	$0.46	$0.55

Weighted average shares outstanding – basic	45,833,070	45,490,461
Weighted average shares outstanding – diluted	46,332,629	46,226,190

(1)	Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition-related contingent consideration payable, and other non-operating costs.
(2)	Noncontrolling interest adjustment made such that Adjusted EBITDA includes only our ownership interest in the Adjusted EBITDA of one of our Mexican subsidiaries.
(3)	Expenses associated with the redomicile of our parent company to the U.K., which was completed on July 1, 2016.
(4)	Employee severance and other costs incurred in conjunction with a corporate reorganization and cost reduction intitiative.
(5)

Acquisition and divestiture-related expenses include costs incurred for professional and legal fees and certain other transition and integration-related costs. Expenses include employee severance cost and lease termination costs related to DCPayments in the three months ended March 31, 2018.

(6)	Amounts exclude a portion of the expenses incurred by one of our Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.
(7)

For the three months ended March 31, 2018 and 2017, the non-GAAP tax rate used to calculate Adjusted Net Income was approximately 25.8% and 28.2%, respectively, which represents our U.S. GAAP tax rate as adjusted for the net tax effects related to the items excluded from Adjusted Net Income.

(8)

Consistent with the positive Adjusted Net Income, the Adjusted Net Income per diluted share amounts have been calculated using the diluted shares outstanding that would have resulted from positive GAAP Net Income.

Reconciliation of U.S. GAAP Revenue to Constant-Currency Revenue

Consolidated revenue:	Three Months Ended
	March 31,
	2018			2017	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$319,731	$(13,402)	$306,329	$341,788	(6.5)%	(10.4)%
ATM product sales and other revenues	16,453	(324)	16,129	15,784	4.2	2.2
Total revenues	$336,184	$(13,726)	$322,458	$357,572	(6.0)%	(9.8)%

Europe & Africa revenue:	Three Months Ended
	March 31,
	2018			2017	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$96,182	$(10,740)	$85,442	$85,384	12.6%	0.1%
ATM product sales and other revenues	2,263	(246)	2,017	1,863	21.5	8.3
Total revenues	$98,445	$(10,986)	$87,459	$87,247	12.8%	0.2%

Australia & New Zealand revenue:	Three Months Ended
	March 31,
	2018			2017	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$30,638	$(1,089)	$29,549	$31,493	(2.7)%	(6.2)%
ATM product sales and other revenues	58	(1)	57	85	(31.8)	(33.0)
Total revenues	$30,696	$(1,090)	$29,606	$31,578	(2.8)%	(6.2)%

Reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per diluted share on a Non-GAAP basis to Constant-Currency

	Three Months Ended
	March 31,
	2018			2017	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency
	(In thousands)
Adjusted EBITDA	$68,655	$(3,072)	$65,583	$71,247	(3.6)%	(7.9)%

Adjusted Net Income	$21,102	$(1,122)	$19,980	$25,541	(17.4)%	(21.8)%

Adjusted Net Income per share – diluted (2)	$0.46	$(0.03)	$0.43	$0.55	(16.4)%	(21.8)%

(1)As reported on the Reconciliation of Net Loss Attributable to Controlling Interests and Available to Common Shareholders to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income above.

(2)Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by the weighted average diluted shares outstanding of 46,332,629 and 46,226,190 for the three months ended March 31, 2018 and 2017, respectively. Consistent with the positive Adjusted Net Income, the Adjusted Net Income per diluted share amounts have been calculated using the diluted shares outstanding that would have resulted from positive GAAP Net Income.

Reconciliation of Adjusted Free Cash Flow

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Net cash provided by operating activities	$49,433	$22,708
Restricted cash settlement activity (1)	(24,238)	(12,259)
Adjusted cash provided by operating activities	25,195	10,449
Cash used in investing activities, excluding acquisitions and divestitures (2)	(20,739)	(38,561)
Adjusted free cash flow	$4,456	$(28,112)

(1)

Restricted cash settlement activity represents the change in the Company’s restricted cash excluding the portion of the change that is attributable to foreign exchange and disclosed as part of the effect of exchange rate changes on cash, cash equivalents, and restricted cash on our Consolidated Statements of Cash Flows.

(2)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and other intangible assets. Additionally, capital expenditure amounts for one of our Mexican subsidiaries are reflected gross of any noncontrolling interest amounts.

Liquidity and Capital Resources

Overview

As of March 31, 2018, we had $119.8 million in cash, cash equivalents, and restricted cash and $915.6 million in outstanding long-term debt.

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

Operating Activities

Net cash provided by operating activities totaled $49.4 million during the three months ended March 31, 2018, compared to $22.7 million during the same period of 2017. On January 1, 2018, we adopted the provisions of ASC 230, Statement of Cash Flows (the “new cash flow guidance”) pertaining to the presentation of Restricted Cash (“ASU 2016-18”) and the classification of certain cash receipts and cash payments (the “classification guidance”). Responsive to ASU 2016-18, we have included the balance of restricted cash together with cash and cash equivalents in presenting the Consolidated Statements of Cash Flows and have applied the changes retrospectively. Also as a result of the new cash flow guidance, we will recognize contingent consideration payments up to the amount of the liability recognized at the acquisition date in financing activities, and any excess in operating activities. We do not anticipate that the classification guidance will result in any other significant changes to the operating, investing, or financing cash flows that would otherwise be reported. The increase in net cash provided by operating activities is primarily attributable to the timing of restricted cash settlement activity.

Investing Activities

Net cash used in investing activities totaled $20.7 million during the three months ended March 31, 2018, compared to $523.2 million during the same period of 2017. The decrease in net cash used in investing activities is primarily attributable to the DCPayments and Spark acquisitions completed during January 2017. Additionally, as expected, our capital expenditures were lower than in the first quarter of 2018 compared to the same period in 2017.

Anticipated future capital expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be attributable to: 1) organic growth projects, including the purchase of ATMs for both new and existing ATM management agreements; 2) various compliance requirements as discussed in Recent Events and Trends – Capital investments above; and 3) investments in our infrastructure. Through March 31, 2018, our capital expenditures were $20.7 million. We expect that our capital expenditures for the remainder of 2018 will total approximately $90 million. We expect such capital expenditures to be funded primarily through our cash flows from operations.

Financing Activities and Facilities

Net cash used in financing activities totaled $9.4 million during the three months ended March 31, 2018, compared to cash provided by financing activities of $483.2 million during the same period of 2017. The cash provided by financing activities in 2017 is primarily attributable to proceeds from borrowings under our revolving credit facility used to fund the DCPayments and Spark acquisitions. During the first quarter of 2018, we repaid a portion of our borrowings outstanding under our revolving credit facility from our cash flow from operations less amounts spent for capital expenditures.

For information related to our financing facilities, see Item 1. Financial Statements, Note 9. Long-term Debt.

New Accounting Standards

For information related to recent accounting pronouncements not yet adopted during 2018, see Item 1. Financial Statements, Note 2. New Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2017 Form 10-K.

We are exposed to certain risks related to our ongoing business operations, including interest rate risk associated with our vault cash rental obligations and, to a lesser extent, borrowings under our revolving credit facility. The following quantitative and qualitative information is provided about financial instruments to which we were a party at March 31, 2018, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

The notional amounts, weighted average fixed rates, and terms associated with our interest rate swap contracts that are currently in place in the U.S. and the U.K. (as of the date of the issuance of this Form 10-Q) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts	Weighted Average Fixed Rate
U.S. $	U.S.	U.K. £	U.K.	Term
(In millions)		(In millions)
$1,450	2.11%	£550	0.82%	April 1, 2018 – December 31, 2018
$1,000	2.06%	£550	0.90%	January 1, 2019 – December 31, 2019
$1,000	2.06%	£500	0.94%	January 1, 2020 – December 31, 2020
$400	1.46%	£500	0.94%	January 1, 2021 – December 31, 2021
$400	1.46%	£500	0.94%	January 1, 2022 – December 31, 2022

The notional amounts, weighted average fixed rates, and terms associated with our interest rate swap contracts that are currently in place in Australia (as of the date of the issuance of this Form 10-Q) are as follows:

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$85	3.11%	April 1, 2018 – September 28, 2018
$35	2.98%	September 29, 2018 – February 28, 2019

Summary of Interest Rate Exposure on Average Outstanding Vault Cash Balances

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in North America based on our average outstanding vault cash balance for the quarter ended March 31, 2018 and assuming a 100 basis point increase in interest rates (in millions):

North America
Average outstanding vault cash balance	$1,997
Interest rate swap contracts fixed notional amount	(1,450)
Residual unhedged outstanding vault cash balance	$547

Additional annual interest incurred on 100 basis point increase	$5.47

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

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Europe & Africa based on our average outstanding vault cash balance for the quarter ended March 31, 2018 and assuming a 100 basis point increase in interest rates (in millions):

Europe & Africa
Average outstanding vault cash balance	$1,334
Interest rate swap contracts fixed notional amount	(765)
Residual unhedged outstanding vault cash balance	$569

Additional annual interest incurred on 100 basis point increase	$5.69

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Australia based on our average outstanding vault cash balance for the quarter ended March 31, 2018 and assuming a 100 basis point increase in interest rates (in millions):

Australia & New Zealand
Average outstanding vault cash balance	$237
Interest rate swap contracts fixed notional amount	(94)
Residual unhedged outstanding vault cash balance	$143

Additional annual interest incurred on 100 basis point increase	$1.43

As of March 31, 2018, we had an asset of $30.2 million and a liability of $2.6 million recorded in the accompanying Consolidated Balance Sheets related to our interest rate swap and foreign currency forward contracts, which represented the fair value asset or liability of the interest rate swap and foreign currency forward contracts, as derivative instruments are required to be carried at fair value. The fair value estimate was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These interest rate swap and foreign currency forward contracts are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP), the effective portion of the gain or loss on the derivative instrument is reported as a component of the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets and reclassified into earnings in the Vault cash rental expense line item in the accompanying Consolidated

Statements of Operations in the same period or periods during which the hedged transaction affects earnings and has been forecasted into earnings.

Interest expense. Our interest expense is also sensitive to changes in interest rates as borrowings under our revolving credit facility accrue interest at floating rates. As of March 31, 2018, our outstanding borrowings under our revolving credit facility, which carries a floating interest rate, were $117.2 million. In the future, we may consider derivative instruments to effectively fix the interest rate on a portion of the outstanding borrowings under our revolving credit facility.

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

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Ireland, Germany, Spain, Mexico, Canada, Australia, New Zealand, and South Africa, we are exposed to market risk from changes in foreign currency exchange rates. The functional currencies of our international subsidiaries are their respective local currencies. The results of operations of our international subsidiaries are translated into U.S. dollars using average foreign currency exchange rates in effect during the periods in which those results are recorded and the assets and liabilities are translated using the foreign currency exchange rate in effect as of each balance sheet reporting date. These resulting translation adjustments to assets and liabilities have been reported in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. As of March 31, 2018, this accumulated translation loss totaled $16.8 million compared to $24.4 million as of December 31, 2017.

Our consolidated financial results were significantly impacted by changes in foreign currency exchange rates during the three months ended March 31, 2018 compared to the same periods of 2017. Our total revenues during the three months ended March 31, 2018 would have been lower by approximately $13.7 million, had the foreign currency exchange rates from the same periods of 2017, remained unchanged. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10.0% against the British pound, Euro, Mexican peso, Australian dollar, South African Rand, or Canadian dollar the effect upon our operating income would have been approximately $0.8 million for the three months ended March 31, 2018. We have entered into forward currency swaps to mitigate our exposure to changes in foreign currency exchange rates related to expected cash flows generated in currencies other than the U.S. dollar that are expected to be converted in U.S dollars within the next twelve months.

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

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In conjunction with the evaluation described above, there have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For additional information related to our material pending legal and regulatory proceedings and settlements, see Part I. Financial Information, Item 1. Financial Statements, Note 14. Commitments and Contingencies.

Item 1A. Risk Factors

You should carefully consider the risks discussed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) and other information included and incorporated by reference in this report. These risks could materially affect our business, financial condition, or future results. There have been no material changes in our assessment of our risk factors from those set forth in our 2017.

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

CARDTRONICS PLC

May 3, 2018	/s/ Gary W. Ferrera
Gary W. Ferrera
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

May 3, 2018	/s/ E. Brad Conrad
E. Brad Conrad
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)