Form 10-Q
period 2018-06-30
Cardtronics plc
filed 2018-08-02
CIK 1671013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Shares outstanding as of July 31, 2018: 46,089,529 Ordinary shares, nominal value $0.01 per share.

CARDTRONICS PLC

When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics” we are describing Cardtronics plc and/or our subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,252	$51,370
Accounts and notes receivable, net of allowance for doubtful accounts of $3,227 and $2,001 as of June 30, 2018 and December 31, 2017, respectively	88,355	105,245
Inventory, net	14,516	14,283
Restricted cash	72,997	48,328
Prepaid expenses, deferred costs, and other current assets	106,484	96,106
Total current assets	322,604	315,332
Property and equipment, net of accumulated depreciation of $381,519 and $404,141 as of June 30, 2018 and December 31, 2017, respectively	461,210	497,902
Intangible assets, net	177,553	209,862
Goodwill	760,780	774,939
Deferred tax asset, net	6,708	6,925
Prepaid expenses, deferred costs, and other noncurrent assets	71,481	57,756
Total assets	$1,800,336	$1,862,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term liabilities	$22,039	$31,370
Accounts payable	43,515	44,235
Accrued liabilities	295,943	306,945
Total current liabilities	361,497	382,550
Long-term liabilities:
Long-term debt	878,423	917,721
Asset retirement obligations	56,715	59,920
Deferred tax liability, net	42,250	37,130
Other long-term liabilities	64,480	75,002
Total liabilities	1,403,365	1,472,323

Commitments and contingencies (See Note 15)

Shareholders' equity:
Ordinary shares, $0.01 nominal value; 45,935,415 and 45,696,338 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	459	457
Additional paid-in capital	320,383	316,940
Accumulated other comprehensive loss, net	(37,384)	(33,595)
Retained earnings	113,602	106,670
Total parent shareholders' equity	397,060	390,472
Noncontrolling interests	(89)	(79)
Total shareholders’ equity	396,971	390,393
Total liabilities and shareholders’ equity	$1,800,336	$1,862,716

The accompanying notes are an integral part of these consolidated financial statements.

Th

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, excluding share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
ATM operating revenues	$329,221	$373,260	$648,952	$715,048
ATM product sales and other revenues	11,766	11,852	28,219	27,636
Total revenues	340,987	385,112	677,171	742,684
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below. See Note 1(c))	215,353	246,484	430,843	478,411
Cost of ATM product sales and other revenues	10,086	11,116	22,848	25,751
Total cost of revenues	225,439	257,600	453,691	504,162
Operating expenses:
Selling, general, and administrative expenses	40,928	43,470	82,668	85,419
Redomicile-related expenses	—	—	—	760
Restructuring expenses	2,063	—	4,476	8,243
Acquisition and divestiture-related expenses	913	3,993	2,633	12,449
Depreciation and accretion expense	31,764	29,755	62,806	58,876
Amortization of intangible assets	13,498	15,247	27,269	30,427
Loss on disposal and impairment of assets	9,697	669	15,117	3,863
Total operating expenses	98,863	93,134	194,969	200,037
Income from operations	16,685	34,378	28,511	38,485
Other expense:
Interest expense, net	9,159	9,460	18,333	16,017
Amortization of deferred financing costs and note discount	3,355	3,146	6,663	6,122
Other (income) expense	(2,187)	1,945	(27)	365
Total other expense	10,327	14,551	24,969	22,504
Income before income taxes	6,358	19,827	3,542	15,981
Income tax expense	2,586	4,670	2,555	1,718
Net income	3,772	15,157	987	14,263
Net income (loss) attributable to noncontrolling interests	5	(1)	(12)	6
Net income attributable to controlling interests and available to common shareholders	$3,767	$15,158	$999	$14,257

Net income per common share – basic	$0.08	$0.33	$0.02	$0.31
Net income per common share – diluted	$0.08	$0.33	$0.02	$0.31

Weighted average shares outstanding – basic	45,927,732	45,637,778	45,880,661	45,564,527
Weighted average shares outstanding – diluted	46,378,813	46,222,112	46,357,776	46,272,191

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$3,772	$15,157	$987	$14,263
Unrealized gain on interest rate swap contracts, net of deferred income tax expense of $833 and $535 for the three months ended June 30, 2018 and 2017, respectively, and $5,976 and $1,895 for the six months ended June 30, 2018 and 2017, respectively.	2,030	4,184	19,391	5,589
Foreign currency translation adjustments, net of deferred income tax expense (benefit) of $225 and $72 for the three months ended June 30, 2018 and 2017, respectively, and $249 and $(1,311) for the six months ended June 30, 2018 and 2017, respectively.	(30,804)	26,025	(23,180)	33,271
Other comprehensive (loss) income	(28,774)	30,209	(3,789)	38,860
Total comprehensive (loss) income	(25,002)	45,366	(2,802)	53,123
Less: Comprehensive income (loss) attributable to noncontrolling interests	10	(1)	(9)	5
Comprehensive (loss) income attributable to controlling interests	$(25,012)	$45,367	$(2,793)	$53,118

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$987	$14,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	90,075	89,303
Amortization of deferred financing costs and note discount	6,663	6,122
Share-based compensation expense	5,958	5,820
Deferred income tax (benefit)	(2,344)	(66)
Loss on disposal and impairment of assets	15,117	3,863
Other reserves and non-cash items	413	1,133
Changes in assets and liabilities:
Decrease in accounts and notes receivable, net	16,398	2,479
Increase in prepaid expenses, deferred costs, and other current assets	(6,219)	(11,814)
Increase in inventory, net	(2,055)	(1,222)
Decrease (increase) in other assets	2,704	(1,472)
Increase (decrease) in accounts payable	1,888	(25,435)
(Decrease) increase in accrued liabilities	(9,310)	21,894
Decrease in other liabilities	(10,500)	(8,539)
Net cash provided by operating activities	109,775	96,329

Cash flows from investing activities:
Additions to property and equipment	(46,682)	(69,868)
Acquisitions, net of cash acquired	—	(484,602)
Net cash used in investing activities	(46,682)	(554,470)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	345,510	835,505
Repayments of borrowings under revolving credit facility	(390,990)	(666,256)
Proceeds from borrowings of long-term debt	—	300,000
Debt issuance costs	—	(5,197)
Tax payments related to share-based compensation	(2,506)	(7,820)
Proceeds from exercises of stock options	—	105
Net cash (used in) provided by financing activities	(47,986)	456,337

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,558)	(3,743)
Net increase (decrease) in cash, cash equivalents, and restricted cash	13,549	(5,547)

Cash, cash equivalents, and restricted cash as of beginning of period	99,817	105,747
Cash, cash equivalents, and restricted cash as of end of period	$113,366	$100,200

Supplemental disclosure of cash flow information:
Cash paid for interest	$18,523	$11,460
Cash (refund) paid for income taxes	$(3,941)	$3,570

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) General and Basis of Presentation

(a) General

Cardtronics plc, together with its wholly and majority-owned subsidiaries (collectively, the “Company”), provides convenient automated financial related services to consumers through its network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of June 30, 2018, the Company was the world’s largest ATM owner/operator, providing services to approximately 230,000 ATMs.

During the three months ended June 30, 2018, 60% of the Company’s revenues were derived from operations in North America (including its ATM operations in the U.S., Canada, and Mexico), 31% of the Company’s revenues were derived from operations in Europe and Africa (including its ATM operations in the U.K., Ireland, Germany, Spain, and South Africa), and 9% of the Company’s revenues were derived from the Company’s operations in Australia and New Zealand. As of June 30, 2018, the Company provided processing only services or various forms of managed services solutions to approximately 138,000 ATMs. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on Cardtronics to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.

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

In addition to its retail merchant relationships, the Company also partners with leading financial institutions to brand selected ATMs within its network, including BBVA Compass Bancshares, Inc. (“BBVA”), Citibank, N.A. (“Citibank”), Citizens Financial Group, Inc. (“Citizens”), Cullen/Frost Bankers, Inc. (“Cullen/Frost”), Discover Bank (“Discover”), PNC Bank, N.A. (“PNC Bank”), Santander Bank, N.A. (“Santander”), and TD Bank, N.A. (“TD Bank”) in the U.S.; BMO Bank of Montreal (“BMO”), the Bank of Nova Scotia (“Scotiabank”), Canadian Imperial Bank Commerce (“CIBC”), DirectCash Bank and TD Bank in Canada; and the Bank of Queensland Limited (“BOQ”) and HSBC Holdings plc (“HSBC”) in Australia. In Mexico, the Company partners with Scotiabank and Banco Multiva. As of June 30, 2018, approximately 20,000 of the Company’s ATMs were under contract with approximately 500 financial institutions to place their logos on the ATMs, and to provide convenient surcharge-free access for their banking customers.

The Company owns and operates the Allpoint network (“Allpoint”), the largest surcharge-free ATM network (based on the number of participating ATMs). Allpoint, which has approximately 55,000 participating ATMs, provides surcharge-free ATM access to over 1,000 participating credit unions, banks, and stored-value debit card issuers. For participants, Allpoint provides scale, density, and convenience of surcharge-free ATMs that surpasses the largest banks in the U.S. Allpoint earns either a fixed monthly fee per cardholder or a fixed fee per transaction that is paid by the participants. The Allpoint network includes a majority of the Company’s ATMs in the U.S. and certain ATMs in the U.K., Canada, Mexico, Puerto Rico, and Australia. Allpoint also provides services to organizations that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing organizations pay Allpoint a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

The Company’s revenues are generally recurring in nature, and historically have been derived largely from convenience transaction fees, which are paid by cardholders, as well as other transaction-based fees, including interchange fees, which are paid by the cardholder’s financial institution for the use of the ATMs serving their customers and connectivity to the applicable EFT network that transmits data between the ATM and the cardholder’s financial institution. Other revenue sources include: (i) fees from financial institutions that participate in the Allpoint surcharge-free network, (ii) fees for branding ATMs with the logos of financial institutions and providing financial institution cardholders with surcharge free access, (iii) revenues earned by providing managed services (including transaction processing services) solutions to retailers and financial institutions, (iv) fees earned from foreign currency exchange transactions at the ATM, known as dynamic currency conversion, and (v) revenues from the sale of ATMs and ATM-related equipment and other ancillary services.

(b) Basis of Presentation

This Quarterly Report on Form 10-Q (this “Form 10-Q”) has been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. As this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the U.S. (“U.S. GAAP” or “GAAP”), although the Company believes that the disclosures are adequate to make the information not misleading. You should read this Form 10-Q along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.

In management’s opinion, all normal recurring adjustments necessary for a fair presentation of the Company’s interim and prior period results have been made. The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of results of operations that may be expected for any other interim period or for the full fiscal year.

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

The following table reflects the amounts excluded from the Cost of ATM operating revenues line item in the accompanying Consolidated Statements of Operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$23,037	$22,324	$46,412	$44,308
Amortization of intangible assets	13,498	15,247	27,269	30,427
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues	$36,535	$37,571	$73,681	$74,735

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

Any references to “the Company” (as defined above) or any similar references relating to periods before the redomicile to the U.K. (“Redomicile Transaction”), completed pursuant to the Agreement and Plan of Merger, dated April 27, 2016, the adoption of which was approved by Cardtronics Delaware’s Shareholders on June 28, 2016, shall be construed as references to Cardtronics Delaware being the previous parent company of the Cardtronics group of companies, and/or its subsidiaries depending on the context. The Redomicile Transaction was accounted for as an internal reorganization of entities under common control and, therefore, the Cardtronics Delaware assets and liabilities have been accounted for at their historical cost basis and not revalued in the transaction.

(e) Restructuring Expenses

During 2017, the Company initiated a global corporate reorganization and cost reduction initiative (the “Restructuring Plan”), intended to improve its cost structure and operating efficiency. The Restructuring Plan included workforce reductions, facilities closures, contract terminations, and other cost reduction measures. The Company incurred $8.2 million and $10.4 million of pre-tax expenses related to its Restructuring Plan during the six and twelve months ended June 30, 2017 and December 31, 2017, respectively. During 2018, the Company implemented additional workforce reductions in an effort to continue its cost reduction initiative. During the three and six months ended June 30, 2018, the Company incurred $2.1 million and $4.5 million of pre-tax expenses, largely consisting of employee severance. During the remainder of 2018, its Restructuring Plan activities may include additional workforce reductions, certain facilities closures, and other cost reduction measures.

The following tables reflect the amounts recorded in the Restructuring expenses line item in the accompanying Consolidated Statements of Operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
North America	$1,073	$—	$2,130	$3,668
Europe & Africa	495	—	1,176	831
Corporate	495	—	1,170	3,744
Total Restructuring expenses	2,063	—	4,476	8,243

As of June 30, 2018, $3.3 million of unpaid employee severance and lease termination costs were presented within the Current portion of other long-term liabilities, Accrued liabilities, and Other long-term liabilities line items in the accompanying Consolidated Balance Sheets.

	As of June 30, 2018
	North America	Europe & Africa	Corporate	Total
	(In thousands)
Current portion of other long-term liabilities	$—	$9	$—	$9
Accrued liabilities	—	823	2,309	3,132
Other long-term liabilities	—	204	—	204
Total restructuring liabilities	$—	$1,036	$2,309	$3,345

The changes in the Company’s restructuring liabilities consisted of the following:

(In thousands)
Restructuring liabilities as of December 31, 2017	$5,383
Restructuring expenses	4,476
Payments	(6,514)
Restructuring liabilities as of June 30, 2018	$3,345

(f) Loss on Disposal and Impairment of Assets

During the three and six months ended June 30, 2018, the Company recognized losses of $9.7 million and $15.1 million, respectively, related to the disposal and impairment of assets. The loss on disposal and impairment of assets were due to the decision of the Company to not redeploy certain ATM models. Although many ATMs in the Company’s U.S. operations that were impaired remain deployable, a combination of many factors, including the size, functionality, estimated upgrade costs, and availability of suitable placements resulted in a change of plans relative to certain models such that the units not currently in service were deemed not likely to be deployed. These ATM assets, with a net book value of approximately $7 million, were written down to their estimated net realizable value. The remaining loss was a result of other ATM asset disposals in the ordinary course of business, and in the three months ended March 31, 2018, disposals related to the exit from a leased facility in the U.K.

(g) Cash, Cash Equivalents, and Restricted Cash

For purposes of reporting financial condition, cash and cash equivalents include cash in bank and short-term deposit sweep accounts. Additionally, the Company maintains cash on deposit with banks that is pledged for a particular use or restricted to support a potential liability. These balances are classified as Restricted cash in the Current assets or Noncurrent assets line items in the accompanying Consolidated Balance Sheets based on when the Company expects this cash to be paid. Current restricted cash largely consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. These assets are offset by corresponding liability balances in the Accrued liabilities line item in the accompanying Consolidated Balance Sheets.  For purpose of reporting cash flows, the following table provides a reconciliation of the ending cash, cash equivalents, and restricted cash balances as of June 30, 2018 and 2017.

	June 30, 2018	June 30, 2017
	(in thousands)
Cash and cash equivalents	$40,252	$53,177
Current and long-term restricted cash	73,114	47,023
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$113,366	$100,200

(h) Inventory, net

The Company’s inventory is determined using the average cost method. The Company periodically assesses its inventory, and as necessary, adjusts the carrying values to the lower of cost or net realizable value.

The following table reflects the Company’s primary inventory components:

	June 30, 2018	December 31, 2017
	(In thousands)
ATMs	$2,349	$3,181
ATM spare parts and supplies	12,221	12,935
Total inventory	14,570	16,116
Less: Inventory reserves	(54)	(1,833)
Inventory, net	$14,516	$14,283

.

(2) New Accounting Pronouncements

Adoption of New Accounting Pronouncements

Revenue from Contracts with Customers. On January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, using the modified retrospective adoption method, for contracts that were not completed as of January 1, 2018. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening retained earnings. The comparative information in prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new revenue standard to be immaterial to net income on an ongoing basis.

On January 1, 2018, the Company recorded a net credit to opening retained earnings of approximately $5.9 million, representing the cumulative impact of adopting the new revenue standard. This adjustment was entirely related to the deferral of contract acquisition costs, consisting of sales commissions and other directly related costs totaling approximately $7.5 million, net of the related tax impact of approximately $1.6 million. During the three and six months ended June 30, 2018, the Company recognized sales commission expense and other directly related costs as a result of amortizing the amounts deferred. The incremental expenses recognized during the periods were not material.

The cumulative effect of the changes made to the consolidated January 1, 2018 balance sheet for the adoption were as follows:

	December 31, 2017 as Reported	Adjustments Due to Topic 606	January 1, 2018 Upon Adoption
	(In thousands)
Assets
Prepaid expenses, deferred costs, and other current assets	$96,106	$2,919	$99,025
Prepaid expenses, deferred costs, and other noncurrent assets	57,756	4,593	62,349

Liabilities
Deferred tax liability, net	$37,130	$1,579	$38,709

Equity
Retained earnings	$106,670	$5,933	$112,603

Statement of Cash Flows. On January 1, 2018, the Company adopted the guidance in ASU No. 2016-18, Statement of Cash Flows pertaining to the presentation of restricted cash (Topic 230) and the classification of certain cash receipts and cash payments (the “classification guidance”).  In accordance with this guidance, the Company now presents restricted cash together with cash and cash equivalents when presenting the Consolidated Statements of Cash Flows and has applied the changes retrospectively. Also related to the classification guidance, when they occur, the Company will recognize contingent consideration payments up to the amount of the acquisition date liability in financing activities and any excess payments in operating activities.

Other Guidance Adopted in 2018. Effective January 1, 2018, the Company adopted the guidance in ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance clarifies what constitutes a modification of a share-based payments award. Upon adoption, this guidance had no impact on the Company’s consolidated financial statements.

Effective January 1, 2018, the Company adopted the guidance in ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This guidance clarifies the definition of a business applicable to the recognition and reporting of an acquisition, divestiture, or disposal. It also clarifies the definition of a business applicable when assessing goodwill for impairment and when assessing if certain entities should be consolidated. Upon adoption, this guidance had no impact on the Company’s consolidated financial statements.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which was intended to eliminate the stranded tax effects within Accumulated Other Comprehensive Income (“AOCI”) resulting from the Tax Cuts and Jobs Act (“TCJA”) that was enacted on December 22, 2017. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. Cardtronics elected to early adopt this guidance effective January 1, 2018. The impact of adoption was not material.

In March 2018, the FASB issued ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, to add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, to ASC 740 “Income Taxes”. This guidance was issued by the SEC in December 2018 to provide immediate guidance for accounting implications of U.S. tax reform under the “Tax Cuts and Jobs Act” (the “Tax Act”) enacted on December 22, 2017. The Company has applied this guidance to its consolidated financial statements and related disclosures for the period ended June 30, 2018.

Accounting Pronouncements Issued But Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (the “Lease Standard”) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. The Lease Standard requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The Lease Standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, using a modified retrospective approach and early adoption is permitted. The FASB is currently considering an option where entities may elect to not restate their comparative periods in transition. This option would allow an entity to recognize the effects of applying the standard as a cumulative-effect adjustment to retained earnings as of the adoption date. We anticipate that this option will be finalized in the third quarter of 2018 and, if available, we may elect to use this option when we adopt the Lease Standard during the first quarter of 2019. The Company is working to evaluate the transition practical expedients available under the Lease Standard and calculate the impact that this guidance will ultimately have on its consolidated financial statements. The Company currently anticipates that its adoption of the Lease Standard will result in the recognition of significant right-to-use assets and lease liabilities related to its operating leases as well as certain of its ATM placement agreements that contain fixed payments and are deemed to contain a lease under the Lease Standard. The Company does not believe the adoption will have any material impact on its currently outstanding indebtedness or its ability to continue borrowing under its revolving credit facility.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. This guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, and early adoption is permitted. The Company is currently evaluating the impact the standard will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). This guidance eliminates Step 2 from the goodwill impairment test and the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, and early adoption is permitted. The Company is currently evaluating the standard and has not yet concluded on whether it will early adopt in 2018.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This guidance provides targeted improvements to the accounting for hedging activities to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This guidance is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the standard and anticipates adopting the standard beginning January 1, 2019.

(3)  Revenue Recognition

Disaggregated Revenues

The following tables present the revenue of the Company’s reportable segments disaggregated by financial statement line item and component:

	Three Months Ended June 30, 2018
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated

Surcharge revenues	$90,687	$30,888	$22,679	$–	$144,254
Interchange revenues	35,819	72,412	1,064	–	109,295
Bank-branding and surcharge-free network revenues	43,990	–	–	–	43,990
Managed services revenues	13,540	–	4,031	–	17,571
Other revenues	13,253	2,509	1,250	(2,901)	14,111
Total ATM operating revenues	$197,289	$105,809	$29,024	$(2,901)	$329,221

ATM product sales	$3,726	$20	$23	$–	$3,769
Other revenues	5,902	2,021	74	–	7,997
ATM product sales and other revenues	9,628	2,041	97	–	11,766
Total revenues	$206,917	$107,850	$29,121	$(2,901)	$340,987

	Six Months Ended June 30, 2018
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated

Surcharge revenues	$179,801	$57,057	$46,749	$–	$283,607
Interchange revenues	71,638	139,870	2,189	–	213,697
Bank-branding and surcharge-free network revenues	88,437	–	–	–	88,437
Managed services revenues	26,092	–	8,210	–	34,302
Other revenues	26,950	5,063	2,513	(5,617)	28,909
Total ATM operating revenues	$392,918	$201,990	$59,661	$(5,617)	$648,952

ATM product sales	$7,171	$26	$40	$–	$7,237
Other revenues	16,589	4,278	115	–	20,982
ATM product sales and other revenues	23,760	4,304	155	–	28,219
Total revenues	$416,678	$206,294	$59,816	$(5,617)	$677,171

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied. The Company currently classifies revenues under two financial statement line items: (i) ATM operating revenues and (ii) ATM product sales and other revenues.

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

ATM operating revenues. The Company presents revenues from automated consumer financial services, bank-branding and surcharge-free network offerings, managed services and other services in the ATM operating revenues line item in the accompanying Consolidated Statements of Operations. The Company’s ATM operating revenues consist of the following:

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

Contract Balances

As of June 30, 2018, the Company has recognized no significant contract assets apart from Accounts Receivables that relate to completed performance obligations. Contract liabilities totaled $5.6 million and $5.7 million at June 30, 2018 and December 31, 2017, respectively. These amounts represent deferred revenues for advance consideration received largely in relation to bank-branding and surcharge-free network arrangements. The revenue recognized during the three and six months ended June 30, 2018 on previously recognized deferred revenues was not material.  The Company expects to recognize the revenue associated with its contract liabilities ratably over various periods extending over the next 12 to 36 months.

Contract Cost

The Company expects that the incremental commissions paid to sales personnel, together with other associated costs, are recoverable, and therefore, the Company capitalizes these amounts as deferred contract acquisition costs. Upon adoption of the new revenue standard on January 1, 2018, the Company recognized deferred sales commissions of $7.5 million, and as of June 30, 2018, the deferred sales commissions totaled $7.3 million. Sales commissions capitalized are generally amortized over a 4 - 5 year period corresponding with the related placement agreements. Similarly, and consistent with past practice, the costs incurred to fulfill a contract, largely consisting of prepaid merchant commissions and other consideration paid or provided to merchant partners, are capitalized and recognized over the duration of the related contract.

Practical Expedients and Other Disclosures

In order to adopt and subsequently apply the new revenue standard, the Company utilized various practical expedients. The Company elected not to re-examine contracts modified prior to its adoption using the modified retrospective adoption method and elected to utilize a portfolio approach to assess and apply the impact of the new revenue standard.  Furthermore, the Company has elected not to disclose information about remaining performance obligations that have original expected durations of one year or less. Similarly, the Company does not defer the costs of obtaining a contract if the associated contract is one year or less.

The Company’s bank-branding, surcharge-free network, and managed services arrangements result in the Company providing a series of distinct services that have the same pattern of transfer to the customer. As a result, these arrangements create singular performance obligations that are satisfied over-time (generally 3 - 5 years) for which the Company has a right to consideration that corresponds directly with the value of the entity’s performance completed to date. In conjunction with these arrangements the Company recognizes revenue in the amount it has a right to receive. Variable consideration may exist in these arrangements and is recognized only to the extent a significant reversal is not probable.

(4) Acquisitions

DirectCash Payments Inc. Acquisition

On January 6, 2017, the Company completed the acquisition of DirectCash Payments Inc. (“DCPayments”), whereby DCPayments became a wholly-owned indirect subsidiary of the Company. In connection with the closing of the acquisition, each DCPayments common share was acquired for Canadian Dollars $19.00 in cash per common share, and the Company also repaid the outstanding third-party indebtedness of DCPayments, the combined aggregate of which represented a total transaction value of approximately $658 million Canadian Dollars (approximately $495 million U.S. dollars). The total amount paid for the acquisition at closing was financed with cash-on-hand and borrowings under the Company’s revolving credit facility.

As a result of the DCPayments acquisition, the Company significantly increased the size of its Canada, Mexico, and U.K. operations and entered into the Australia and New Zealand markets. With this acquisition, the Company added approximately 25,000 ATMs to its global ATM count.

The DCPayments acquisition was accounted for as a business combination using the purchase method of accounting under the provisions of ASC Topic 805, Business Combinations. In accordance with this guidance, all assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date and any excess of the purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed has been recognized as goodwill. In conjunction with the transaction, the Company recognized current and other noncurrent assets of $50.4 million, property and equipment of $68.8 million, goodwill of $300.3 million, intangible assets of $182.1 million, current and other long-term liabilities of $74.0 million, Asset Retirement Obligations (“ARO”) of $8.9 million, and a deferred tax liability of $23.2 million.

Spark ATM Systems Pty Ltd Acquisition

On January 31, 2017, the Company completed the acquisition of Spark ATM Systems Pty Ltd. (“Spark”), an independent ATM operator in South Africa, with a network of approximately 2,300 ATMs. The initial purchase consideration of approximately $19.5 million was paid in cash. In addition to the initial consideration, the total purchase price also includes potential additional contingent consideration of up to approximately $58.5 million at the June 30, 2018 foreign currency exchange rate. The contingent consideration will vary based upon performance relative to certain agreed upon earnings targets in 2019 and 2020 and would be payable to the previous investors in the business. The estimated acquisition date fair value of the contingent consideration was approximately $34.8 million, at the January 31, 2017 foreign currency exchange rate, as determined with the assistance of an independent appraisal firm using forecasted future financial projections and other Level 3 inputs (for additional information related to the Company’s fair value estimates see Note 14. Fair Value Measurements).  In conjunction with the transaction, the Company recognized property and equipment of $5.3 million, goodwill of $48.2 million, intangible assets of $2.8 million, ARO of $0.4 million, and other net liabilities of $1.5 million.

(5) Share-based Compensation

The Company accounts for its share-based compensation by recognizing the grant date fair value of share-based awards, net of estimated forfeitures, as share-based compensation expense over the underlying requisite service periods of the related awards.

The following table reflects the total share-based compensation expense amounts reported in the accompanying Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Cost of ATM operating revenues	$90	$183	$174	$140
Selling, general, and administrative expenses	3,423	3,440	5,784	5,680
Total share-based compensation expense	$3,513	$3,623	$5,958	$5,820

The change in total share-based compensation expense for the three and six months ended June 30, 2018, compared to the same periods of 2017 are attributable to the amount and timing of share-based payment awards, net of forfeitures.

Restricted Stock Units. The Company grants restricted stock units (“RSUs”) under its Long-Term Incentive Plan (“LTIP”), which is an annual equity award program under the Third Amended and Restated 2007 Stock Incentive Plan. The ultimate number of RSUs that are determined to be earned under the LTIP are approved by the Compensation Committee of the Company’s Board of Directors on an annual basis, based on the Company’s achievement of certain performance levels during the calendar year of its grant or the associated performance period, if longer than one year. The majority of these grants have both a service-based (“Time-RSUs”) and a performance-based vesting schedule (“Performance-RSUs”), and for these the Company recognizes the related compensation expense based on the estimated performance levels that management believes will ultimately be met. In addition, a portion of the awards are Time-RSUs and the associated expense is recognized ratably over four years. Finally, a limited number of RSUs have a market-based and service based vesting schedule (“Market-Based-RSUs”). For these grants, the Company recognizes the estimated grant date fair value over a 24 month period. Performance-RSUs and Time-RSUs are convertible into the Company’s common shares after the passage of the vesting periods, which are generally 24, 36, and 48 months from January 31 of the grant year, at the rate of 50%, 25%, and 25%, respectively. Performance-RSUs and Market-Based RSUs will be earned to the extent the Company achieves the associated performance-based or market-based vesting conditions. Although these RSUs are not considered to be earned and outstanding until the vesting conditions are met, the Company recognizes the related compensation expense over the requisite service period (or to an employee’s qualified retirement date, if earlier) using a graded vesting methodology. RSUs are also granted outside of LTIPs, with or without performance-based vesting requirements.

The number of the Company’s earned non-vested RSUs as of June 30, 2018, and changes during the six months ended June 30, 2018, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of December 31, 2017	1,006,009	$37.88
Granted	714,925	$26.91
Vested	(342,075)	$37.90
Forfeited	(130,735)	$38.04
Non-vested RSUs as of June 30, 2018	1,248,124	$31.57

The above table only includes earned RSUs; therefore, the Performance-RSUs and Market-Based RSUs granted in 2018 but not yet earned are not included. The number of Performance-RSUs granted at target in 2018, net of estimated forfeitures, was 297,030 units with a grant date fair value of $23.16 per unit. The number of Market-Based RSUs granted in 2018, net of estimated forfeitures, was 134,989 units with a grant date fair value of $24.13 per unit. Time-RSUs are included as granted.

As of June 30, 2018, the unrecognized compensation expense associated with earned RSUs was $20.4 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted average vesting period of approximately 2.09 weighted average remaining life years.

Options. The number of the Company’s outstanding stock options as of June 30, 2018, and changes during the six months ended June 30, 2018, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of December 31, 2017	1,250	$9.69
Granted	234,959	22.31
Options outstanding as of June 30, 2018	236,209	$22.24

Options vested and exercisable as of June 30, 2018	1,250	$9.69

As of June 30, 2018, the unrecognized compensation expense associated with outstanding options was approximately $1.7 million.

Restricted Stock Awards. As of June 30, 2018, all Restricted Stock Awards (“RSAs”) have fully vested and the Company has no unrecognized compensation expense.  The Company ceased granting RSAs in 2013.

(6) Earnings Per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common shareholders) when their impact on net income available to common shareholders is anti-dilutive.

Potentially dilutive securities for the three and six months ended June 30, 2018 and 2017 included all outstanding stock options, RSAs, and RSUs, which were included in the calculation of diluted earnings per share for these periods. The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s $287.5 million of 1.00% Convertible Senior Notes due 2020 (the “Convertible Notes”) were excluded from diluted shares outstanding as the exercise price exceeded the average market price of the Company’s common shares. The effect of the note hedge, the Company purchased to offset the underlying conversion option embedded in the Convertible Notes, was also excluded as the effect is anti-dilutive. Additionally, the restricted shares issued by the Company under RSAs have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, restricted shares issued under RSAs are considered to be participating securities and, as such, the Company has allocated the undistributed earnings for the three and six months ended June 30, 2017 among its outstanding common shares and issued but unvested RSAs. For the three and six months ended June 30, 2018, there were no unvested RSAs. The allocated details are as follows:

Earnings per Share (in thousands, excluding share and per share amounts)

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Income	Weighted Average Shares Outstanding	Income per Share	Income	Weighted Average Shares Outstanding	Income per Share
Basic:
Net income attributable to controlling interests and available to common shareholders	$3,767			$15,158
Less: Undistributed earnings allocated to unvested RSAs	—			(2)
Net income available to common shareholders	$3,767	45,927,732	$0.08	$15,156	45,637,778	$0.33

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$—			$2
Stock options added to the denominator under the treasury stock method		783			5,662
RSUs added to the denominator under the treasury stock method		450,298			578,672
Less: Undistributed earnings reallocated to RSAs	—			(1)
Net income available to common shareholders and assumed conversions	$3,767	46,378,813	$0.08	$15,157	46,222,112	$0.33

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Income	Weighted Average Shares Outstanding	Income per Share	Income	Weighted Average Shares Outstanding	Income per Share
Basic:
Net income attributable to controlling interests and available to common shareholders	$999			$14,257
Less: Undistributed earnings allocated to unvested RSAs	—			(2)
Net income available to common shareholders	$999	45,880,661	$0.02	$14,255	45,564,527	$0.31

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$—			$2
Stock options added to the denominator under the treasury stock method		764			8,290
RSUs added to the denominator under the treasury stock method		476,351			699,374
Less: Undistributed earnings reallocated to RSAs	—			(2)
Net income available to common shareholders and assumed conversions	$999	46,357,776	$0.02	$14,255	46,272,191	$0.31

The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted shares issued by the Company under RSAs of 4,185 and 5,644 shares for the three and six months ended June 30, 2017, respectively, as the effect of including these shares in the computation would have been anti-dilutive.

(7) Accumulated Other Comprehensive Loss, net

Accumulated other comprehensive loss, net, is a separate component of the Shareholders’ equity in the accompanying Consolidated Balance Sheets. The following tables present the changes in the balances of each component of Accumulated other comprehensive loss, net, for the three and six months ended June 30, 2018:

	Foreign Currency Translation Adjustments		Unrealized Gains on Interest Rate Swap and Foreign Currency Forward Contracts		Total
	(In thousands)
Total accumulated other comprehensive (loss) income, net as of March 31, 2018	$(16,750)	(1)	$8,140	(2)	$(8,610)

Other comprehensive (loss) income before reclassification	(30,804)	(3)	747	(4)	(30,057)
Amounts reclassified from accumulated other comprehensive loss, net	—		1,283	(4)	1,283
Net current period other comprehensive (loss) income	(30,804)		2,030		(28,774)
Total accumulated other comprehensive (loss) income, net as of June 30, 2018	$(47,554)	(1)	$10,170	(2)	$(37,384)

(1)	Net of deferred income tax (benefit) of $(5,090) and $(5,315) as of June 30, 2018 and March 31, 2018, respectively.
(2)	Net of deferred income tax expense of $22,293 and $21,460 as of June 30, 2018 and March 31, 2018, respectively.
(3)	Net of deferred income tax expense of $225.
(4)

Net of deferred income tax expense of $306 and $527 for Other comprehensive income before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, as of June 30, 2018. See Note 13. Derivative Financial Instruments.

	Foreign Currency Translation Adjustments		Unrealized (Losses) Gains on Interest Rate Swap and Foreign Currency Forward Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of December 31, 2017	$(24,374)	(1)	$(9,221)	(2)	$(33,595)

Other comprehensive (loss) income before reclassification	(23,180)	(3)	15,519	(4)	(7,661)
Amounts reclassified from accumulated other comprehensive loss, net	—		3,872	(4)	3,872
Net current period other comprehensive (loss) income	(23,180)		19,391		(3,789)
Total accumulated other comprehensive (loss) income, net as of June 30, 2018	$(47,554)	(1)	$10,170	(2)	$(37,384)

(1)	Net of deferred income tax (benefit) of $(5,090) and $(5,339) as of June 30, 2018 and December 31, 2017, respectively.
(2)	Net of deferred income tax expense of $22,293 and $16,317 as of June 30, 2018 and December 31, 2017, respectively.
(3)	Net of deferred income tax expense of $249.
(4)

Net of deferred income tax expense of $4,783 and $1,193 for Other comprehensive income before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, as of June 30, 2018. See Note 13. Derivative Financial Instruments.

The Company records unrealized gains and losses related to its interest rate swap and foreign currency forward contracts net of estimated taxes in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets since it is more likely than not that the Company will be able to realize the benefits associated with its net deferred tax asset positions in the future. The amounts reclassified from Accumulated other comprehensive loss, net are recognized in the Cost of ATM operating revenues line item in the accompanying Consolidated Statements of Operations.

The Company has elected the portfolio approach for the deferred tax asset of the unrealized gains and losses related to the interest rate swap and foreign currency forward contracts in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. Under the portfolio approach, the disproportionate tax effect created when the valuation allowance was appropriately released as a tax benefit into continuing operations in 2010, will reverse out of the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets and into continuing operations as a tax expense when the Company ceases to hold any interest rate swap contracts. As of June 30, 2018, the disproportionate tax effect is $14.6 million.

The Company currently believes that the unremitted earnings of its foreign subsidiaries under its former U.S. parent company will be reinvested for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in these subsidiaries or on the foreign currency translation adjustment amounts.

(8) Intangible Assets

Intangible Assets with Indefinite Lives

The following tables present the net carrying amounts of the Company’s intangible assets with indefinite lives as of December 31, 2017 and June 30, 2018, as well as the changes in the net carrying amounts for the six months ended June 30, 2018 by segment (for additional information related to the Company’s segments, see Note 17. Segment Information).

	North America	Europe & Africa	Australia & New Zealand	Total
	(In thousands)
Goodwill, gross as of December 31, 2017	$565,717	$246,549	$152,714	$964,980
Accumulated impairment loss	—	(50,003)	(140,038)	(190,041)
Goodwill, net as of December 31, 2017	$565,717	$196,546	$12,676	$774,939

Foreign currency translation adjustments	(5,188)	(8,321)	(650)	(14,159)

Goodwill, gross as of June 30, 2018	$560,529	$238,228	$152,064	$950,821
Accumulated impairment loss	—	(50,003)	(140,038)	(190,041)
Goodwill, net as of June 30, 2018	$560,529	$188,225	$12,026	$760,780

	Trade Name: Indefinite-lived
	North America	Europe & Africa	Total
	(In thousands)
Trade names: indefinite-lived as of December 31, 2017	$200	$459	$659
Foreign currency translation adjustments	—	(9)	(9)
Trade names: indefinite-lived as of June 30, 2018	$200	$450	$650

Intangible Assets with Definite Lives

The following table presents the Company’s intangible assets that were subject to amortization:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Merchant and bank-branding contracts/relationships	$482,080	$(321,268)	$160,812	$490,332	$(299,801)	$190,531
Trade names: definite-lived	17,970	(8,651)	9,319	18,480	(7,091)	11,389
Technology	10,903	(5,699)	5,204	10,901	(5,230)	5,671
Non-compete agreements	4,407	(4,021)	386	4,438	(4,308)	130
Revolving credit facility deferred financing costs	2,736	(1,554)	1,182	2,730	(1,248)	1,482
Total intangible assets with definite lives	$518,096	$(341,193)	$176,903	$526,881	$(317,678)	$209,203

(9) Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Accrued merchant settlement	$136,088	$101,366
Accrued merchant fees	39,463	57,079
Accrued taxes	28,146	35,759
Accrued compensation	17,356	24,044
Accrued cash management fees	8,261	16,604
Accrued interest	8,540	8,679
Accrued processing costs	7,422	7,830
Accrued maintenance	3,776	3,927
Accrued armored	7,619	6,654
Accrued purchases	3,468	4,631
Accrued telecommunications costs	1,466	1,413
Accrued interest on interest rate swap contracts	180	1,070
Other accrued expenses	34,158	37,889
Total accrued liabilities	$295,943	$306,945

(10) Long-Term Debt

The Company’s carrying value of long-term debt consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Revolving credit facility, including swingline credit facility (weighted average combined interest rate of 3.2% as of June 30, 2018 and December 31, 2017)	$76,805	$122,461
1.00% Convertible Senior Notes due 2020, net of unamortized discount and capitalized debt issuance costs	257,659	251,973
5.125% Senior Notes due 2022, net of capitalized debt issuance costs	248,385	248,038
5.50% Senior Notes due 2025, net of capitalized debt issuance costs	295,574	295,249
Total long-term debt	$878,423	$917,721

The Convertible Notes with a face value of $287.5 million are presented net of unamortized discount and capitalized debt issuance costs of $29.8 million and $35.5 million as of June 30, 2018 and December 31, 2017, respectively. The 5.125% Senior Notes due 2022 (the “2022 Notes”) with a face value of $250.0 million are presented net of capitalized debt issuance costs of $1.6 million and $2.0 million as of June 30, 2018 and December 31, 2017, respectively. The 5.50% Senior Notes due 2025 (the “2025 Notes”) with a face value of $300.0 million are presented net of capitalized debt issuance costs of $4.4 million and $4.8 million as of June 30, 2018 and December 31, 2017, respectively.

Revolving Credit Facility

As of June 30, 2018, the Company had a $400.0 million revolving credit facility, which matures on July 1, 2021, led by a syndicate of banks with JPMorgan Chase, N.A. serving as the administrative agent. The revolving credit facility provides the Company with $400.0 million in available borrowings and letters of credit (subject to the covenants contained within the amended and restated credit agreement (the “Credit Agreement”) governing the revolving credit facility) and can be increased by the exercise of an accordion feature to $500.0 million, under certain conditions.

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

The Credit Agreement contains representations, warranties, and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to: (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, and (iv) notification of certain events. Financial covenants in the Credit Agreement require the Company to maintain: (i) as of the last day of any fiscal quarter, a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) of no more than 2.25 to 1.00, (ii) as of the last day of any fiscal quarter, a Total Net Leverage Ratio of no more than 4.00 to 1.00, and (iii) as of the last day of any fiscal quarter, a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) of no less than 1.50 to 1.00. Additionally, the Company is limited on the amount of restricted payments, including dividends, which it can make pursuant to the terms of the Credit Agreement; however, the Company may generally make restricted payments so long as no event of default exists at the time of such payment and the Total Net Leverage Ratio is less than 3.00 to 1.00 at the time such restricted payment is made.

As of June 30, 2018, the Company had $76.8 million of outstanding borrowings under its $400.0 million revolving credit facility and was in compliance with all applicable covenants and ratios under the Credit Agreement. The Company also had $3.6 million outstanding in letters of credit. The weighted average interest rate on the Company’s outstanding borrowings under the revolving credit facility was 3.2% as of June 30, 2018 and December 31, 2017.

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

None of the Convertible Notes were convertible as of June 30, 2018 and therefore, remain classified in the Long-term debt line item in the accompanying Consolidated Balance Sheets at June 30, 2018. In future financial reporting periods, the classification of the Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

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

The Company’s interest expense related to the Convertible Notes consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Cash interest per contractual coupon rate	$719	$719	$1,438	$1,438
Amortization of note discount	2,673	2,536	5,310	5,039
Amortization of debt issuance costs	190	171	375	337
Total interest expense related to Convertible Notes	$3,582	$3,426	$7,123	$6,814

The Company’s carrying value of the Convertible Notes consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Principal balance	$287,500	$287,500
Unamortized discount and capitalized debt issuance costs	(29,841)	(35,527)
Net carrying amount of Convertible Notes	$257,659	$251,973

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

The changes in the Company’s ARO liability consisted of the following:

June 30, 2018

(In thousands)
Asset retirement obligations at December 31, 2017	$69,757
Additional obligations	3,463
Accretion expense	946
Change in estimates	462
Payments	(9,696)
Foreign currency translation adjustments	(1,235)
Asset retirement obligations at June 30, 2018	63,697
Less: current portion of asset retirement obligations	6,982
Asset retirement obligations, excluding current portion, June 30, 2018	$56,715

For additional information related to the Company’s ARO with respect to its fair value measurements, see Note 14. Fair Value Measurements.

(12) Other Liabilities

The Company’s other liabilities consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Current portion of other long-term liabilities
Interest rate swap contracts	$1,565	$7,314
Asset retirement obligations	6,982	9,837
Deferred revenue	3,770	3,590
Other	9,722	10,629
Total current portion of other long-term liabilities	$22,039	$31,370

Noncurrent portion of other long-term liabilities
Acquisition-related contingent consideration	$40,134	$42,614
Interest rate swap contracts	—	3,547
Deferred revenue	1,825	2,063
Other	22,521	26,778
Total noncurrent portion of other long-term liabilities	$64,480	$75,002

As of June 30, 2018, the Acquisition-related contingent consideration line item consisted of the estimated fair value of the contingent consideration associated with the Spark acquisition.

(13) Derivative Financial Instruments

Risk Management Objectives of Using Derivatives

The Company is exposed to interest rate risk associated with its vault cash rental obligations and, to a lesser extent, borrowings under its revolving credit facility. The Company utilizes varying notional amount interest rate swap contracts to manage the interest rate risk associated with its vault cash rental obligations in the U.S., the U.K., and Australia. The Company does not currently utilize derivative instruments to manage the interest rate risk associated with its borrowings. The Company is also exposed to foreign currency exchange rate risk with respect to its operations outside the U.S. The Company also uses foreign currency forward contracts to hedge its foreign exchange rate risk associated with certain anticipated transactions. Currently, the Company has outstanding foreign currency forward contracts for the purchase of approximately 7 million Canadian dollars with durations that extend through June 28, 2019.

The Company’s interest rate swap contracts serve to mitigate interest rate risk exposure by converting a portion of the Company’s monthly floating-rate vault cash rental payments to monthly fixed-rate vault cash rental payments. Typically, the Company receives monthly floating-rate payments from its interest rate swap contract counterparties that correspond to, in all material respects, the monthly floating-rate payments required by the Company to make to its vault cash rental providers for the portion of the average outstanding vault cash balances that have been hedged. In return, the Company pays its counterparties a monthly fixed-rate amount based on the same notional amounts outstanding. By converting the vault cash rental obligation interest rate from a floating-rate to a fixed-rate, the impact of favorable and unfavorable changes in future interest rates on the monthly vault cash rental payments recognized in the Cost of ATM operating revenues line in the accompanying Consolidated Statements of Operations, has been reduced.

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

The Company reports the effective portion of a gain or loss related to the cash flow hedging instrument as a component of the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets and reclassifies the gain or loss into earnings in the Vault cash rental expense line in the accompanying Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects and has been forecasted in earnings.

Gains and losses related to the cash flow hedging instrument that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the Other expense line in the accompanying Consolidated Statements of Operations. As discussed above, the Company generally utilizes fixed-for-floating interest rate swap contracts in which the underlying pricing terms of the cash flow hedging instrument agree, in all material respects, with the pricing terms of the vault cash rental obligations to the Company’s vault cash providers. Therefore, the amount of ineffectiveness associated with the interest rate swap contracts has historically been immaterial. If the Company concludes that it is no longer probable the expected vault cash obligations that have been hedged will occur, or if changes are made to the underlying contract terms of the vault cash rental agreements, the interest rate swap contract would be deemed ineffective. The Company does not currently anticipate terminating or modifying terms of its existing derivative instruments prior to their expiration dates.

Accordingly, the Company recognizes all of its interest rate swap contracts derivative instruments as assets or liabilities in the accompanying Consolidated Balance Sheets at fair value and any changes in the fair values of the related interest rate swap contracts have been reported in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. The Company believes that it is more likely than not that it will be able to realize the benefits associated with its net deferred tax asset positions in the future, therefore, the unrealized gains and losses to the fair value related to the interest rate swap contracts have been reported net of estimated taxes in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. For additional information related to the Company’s interest rate swap contracts with respect to its fair value measurements, see Note 14. Fair Value Measurements.

Cash Flow Hedges

Summary of outstanding interest rate swaps in the U.S. and U.K.

The Company is party to varying notional amount interest rate swap contracts in the U.S. and the U.K. The notional amounts, weighted average fixed rates, and terms associated with the Company’s interest rate swap contracts accounted for as cash flow hedges that are currently in place for the U.S. and U.K. (as of the date of the issuance of this Form 10-Q) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts	Weighted Average Fixed Rate
U.S. $	U.S.	U.K. £	U.K.	Term
(In millions)		(In millions)
$1,450	2.11%	£550	0.82%	July 1, 2018 – December 31, 2018
$1,000	2.06%	£550	0.90%	January 1, 2019 – December 31, 2019
$1,000	2.06%	£500	0.94%	January 1, 2020 – December 31, 2020
$400	1.46%	£500	0.94%	January 1, 2021 – December 31, 2021
$400	1.46%	£500	0.94%	January 1, 2022 – December 31, 2022

Summary of outstanding interest rate swaps in Australia

The notional amounts, weighted average fixed rates, and terms associated with the Company’s interest rate swap contracts accounted for as cash flow hedges that are currently in place for Australia (as of the date of the issuance of this Form 10-Q) are as follows:

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$85	3.11%	July 1, 2018 – September 28, 2018
$35	2.98%	September 29, 2018 – February 28, 2019

The following tables depict the effects of the use of the Company’s derivative interest rate swap contracts in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations.

Balance Sheet Data

	June 30, 2018		December 31, 2017
Asset (Liability) Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other current assets	$4,438	Prepaid expenses, deferred costs, and other current assets	$1,154
Interest rate swap contracts	Prepaid expenses, deferred costs, and other noncurrent assets	27,450	Prepaid expenses, deferred costs, and other noncurrent assets	14,467
Interest rate swap contracts	Current portion of other long-term liabilities	(1,565)	Current portion of other long-term liabilities	(7,314)
Interest rate swap contracts	Other long-term liabilities	—	Other long-term liabilities	(3,547)
Total derivative instruments, net		$30,323		$4,760

Statements of Operations Data

	Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2018	2017		2018	2017
	(In thousands)			(In thousands)
Interest rate swap contracts	$747	$(699)	Cost of ATM operating revenues	$(1,283)	$(4,883)

	Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2018 (1)	2017		2018	2017
	(In thousands)			(In thousands)
Interest rate swap contracts	$15,519	$(4,554)	Cost of ATM operating revenues	$(3,872)	$(10,143)

(1)	Also includes an insignificant loss related to foreign currency forward contracts as of the three and six months ended June 30, 2018.

As of June 30, 2018, the Company expects to reclassify $2.9 million of net derivative-related gains contained within the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

(14) Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2018 and December 31, 2017 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at June 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap contracts	$31,888	$—	$31,888	$—
Liabilities
Liabilities associated with interest rate swap contracts	$(1,565)	$—	$(1,565)	$—
Liabilities associated with acquisition-related contingent consideration	$(40,134)	$—	$—	$(40,134)

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap contracts	$15,621	$—	$15,621	$—
Liabilities
Liabilities associated with interest rate swap contracts	$(10,861)	$—	$(10,861)	$—
Liabilities associated with acquisition-related contingent consideration	$(42,614)	$—	$—	$(42,614)

As of June 30, 2018 and December 31, 2017, our liabilities associated with Level 2 interest rate swap contracts also include an insignificant amount related to foreign currency forward contracts.

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

Acquisition-related contingent consideration.  Liabilities from acquisition-related contingent consideration are estimated using a Monte Carlo simulation and market observable, as well as internal projections, and other significant non-observable (Level 3) inputs based on the Company’s best estimate of future operational results upon which the payment of these obligations are contingent.  Future changes to the estimated contingent liability either higher or lower may occur as the estimated internal projections and other significant non-observable inputs for the calculation become available and are updated as deemed necessary. These future changes could result in a material change in the estimated contingent liability. The estimates and significant non-observable inputs may differ from actual results. As the estimated contingent liability is based upon performance relative to certain agreed upon earnings targets in 2019 and 2020, the performance based payments would occur in 2020 and 2021, respectively. As of June 30, 2018, the preliminary estimated fair value of the Company’s acquisition-related contingent consideration liability was approximately $40.1 million. During the three and six months ended June 30, 2018, the Company recognized $0.9 million and $1.9 million of other expense, respectively, to revise the estimated fair value of the contingent consideration arrangement and separately $6.3 million and $4.4 million, respectively, of foreign exchange gains to remeasure the South African Rand denominated liability. These amounts are included in the Other (income) expense line in the Consolidated Statements of Operations. For additional information related to the Spark acquisition contingent consideration, see Note 4. Acquisitions.

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility approximates fair value due to the fact that any outstanding borrowings are subject to short-term floating interest rates. As of June 30, 2018, the fair value of the Convertible Notes, the 2022 Notes, and the 2025 Notes (see Note 10. Long-Term Debt) totaled $268.7 million, $242.4 million, and $272.5 million, respectively, based on the quoted prices in markets that are not active (Level 2) inputs for these notes as of that date.

Additions to asset retirement obligations liability. The Company estimates the fair value of additions to its ARO liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the ARO are measured at fair value at the time of the asset installations using significant non-observable (Level 3) inputs. These liabilities are evaluated periodically based on estimated current fair value. Amounts added to the ARO liability during the six months ended June 30, 2018 and 2017 totaled $3.5 million and $14.0 million, respectively. The additions during the six months ended June 30, 2017 largely related to the ATM placements acquired in the DCPayments and Spark acquisitions.

Interest rate swap and foreign currency forward contracts. As of June 30, 2018, the fair value of the Company’s interest rate swap contracts consisted of an asset of $31.9 million and a liability of $1.6 million (including an insignificant amount related to foreign currency forward contracts). These financial instruments are carried at fair value and calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable (Level 2) inputs, while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. For additional information related to the valuation process of this asset or liability, see Note 13. Derivative Financial Instruments.

(15) Commitments and Contingencies

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

Other Commitments and Contingencies

Asset retirement obligations. The Company’s ARO consist primarily of deinstallation costs of the Company’s ATMs and costs to restore the ATM sites to their original condition. In most cases, the Company is legally required to perform this deinstallation, and in some cases, the site restoration work. As of June 30, 2018, the Company had $63.7 million accrued for these liabilities. For additional information, see Note 11. Asset Retirement Obligations.

Acquisition-related contingent consideration. As of June 30, 2018, the Company had $40.1 million accrued for the Spark acquisition-related contingent consideration. For additional information related to the Spark acquisition contingent consideration, see Note 4. Acquisitions.

(16) Income Taxes

The Company’s income tax expense based on income before income taxes for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands, excluding percentages)
Income tax expense	$2,586	$4,670	$2,555	$1,718
Effective tax rate	40.7%	23.6%	72.1%	10.8%

The Company’s income tax expense for the three months ended June 30, 2018 totaled $2.6 million, resulting in an effective tax rate of 40.7%, compared to an expense of $4.7 million, and an effective tax rate of 23.6%, for the same period of 2017. The Company’s income tax expense for the six months ended June 30, 2018 totaled $2.6 million, or an effective tax rate of 72.1%, compared to an expense of $1.7 million, or an effective tax rate of 10.8%, for the same period of 2017. The increase in the effective tax rate for the three and six months ended June 30, 2018, compared to the same periods of 2017, was primarily attributable to (i) the limitation of interest expense the Company could deduct in the U.S. as a result of U.S. Tax Reform, ii) the limitation of deductions in Australia, and iii) the additional tax expense related to share-based compensation in 2018, compared to an excess tax benefit in the same period of 2017.

As of June 30, 2018, the Company had not completed its accounting for the tax effects of the U.S. Tax Reform, due to additional anticipated guidance from standard-setting bodies and the need to obtain additional information to complete calculations.  In accordance with SEC Staff Accounting bulletin No. 118, the Company will adjust the provisional estimates previously recorded in December 31, 2017, within the measurement period when the amounts are determined.  There have been no changes to the provisional estimates that were initially recorded during the year ended December 31, 2017 as of June 30, 2018.

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

(17) Segment Information

As of June 30, 2018, the Company’s operations consisted of its North America, Europe & Africa, and Australia & New Zealand segments. The Company’s ATM operations in the U.S., Canada, Mexico, and Puerto Rico are included in its North America segment. The North America segment also includes the Company’s transaction processing operations, which service its internal ATM operations, along with external customers. The Company’s operations in the U.K., Ireland, Germany, Spain, and South Africa are included in its Europe & Africa segment, along with i-design (the Company’s ATM advertising business based in the U.K.). The Company exited its operations in Poland at the end of 2017, which had previously been included in the Europe & Africa segment in the three and six months ended June 30, 2017. The Company’s Australia & New Zealand segment includes Australia and New Zealand. The Corporate segment solely includes the Company’s corporate general and administrative expenses. While each of the reporting segments provides similar kiosk-based and/or ATM-related services, each segment is managed separately and requires different marketing and business strategies. Segment information presented for prior periods have been revised to reflect the changes in the Company’s segments.

Management uses Adjusted EBITDA and Adjusted EBITA, together with U.S. GAAP measures, to manage and measure the performance of its segments. Management believes Adjusted EBITDA and Adjusted EBITA are useful measures as they allow management to more effectively evaluate the performance of the business and compare its results of operations from period to period without regard to financing methods, capital structure, or non-recurring costs as defined by the Company. Adjusted EBITDA and Adjusted EBITA exclude amortization of intangible assets, share-based compensation expense, acquisition and divestiture-related expenses, certain non-operating expenses, (if applicable in a particular period) certain costs not anticipated to occur in future periods, gains or losses on disposal and impairment of assets, the Company’s obligations for the payment of income taxes, interest expense, and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Additionally, Adjusted EBITDA excludes depreciation and accretion expense. Depreciation and accretion expense and amortization of intangible assets are excluded as these amounts can vary substantially from company to company within the Company’s industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired.

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

The following table is a reconciliation of Net income attributable to controlling interests and available to common shareholders to EBITDA, Adjusted EBITDA, and Adjusted EBITA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Net income attributable to controlling interests and available to common shareholders	$3,767	$15,158	$999	$14,257
Adjustments:
Interest expense, net	9,159	9,460	18,333	16,017
Amortization of deferred financing costs and note discount	3,355	3,146	6,663	6,122
Income tax expense	2,586	4,670	2,555	1,718
Depreciation and accretion expense	31,764	29,755	62,806	58,876
Amortization of intangible assets	13,498	15,247	27,269	30,427
EBITDA	$64,129	$77,436	$118,625	$127,417
Add back:
Loss on disposal and impairment of assets	9,697	669	15,117	3,863
Other (income) expense (1)	(2,187)	1,945	(27)	365
Noncontrolling interests (2)	18	(6)	19	(10)
Share-based compensation expense	3,513	3,623	5,958	5,820
Acquisition and divestiture-related expenses (3)	913	3,993	2,633	12,449
Restructuring expenses (4)	2,063	—	4,476	9,003
Adjusted EBITDA	$78,146	$87,660	$146,801	$158,907
Less:
Depreciation and accretion expense (5)	31,764	29,754	62,805	58,872
Adjusted EBITA	$46,382	$57,906	$83,996	$100,035

(1)	Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition-related contingent consideration, and other non-operating costs.
(2)	Noncontrolling interests adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of one of its Mexican subsidiaries.
(3)

Acquisition and divestiture-related expenses include costs incurred for professional and legal fees and certain other transition and integration-related costs. Expenses include employee severance costs and lease termination costs related to DCPayments acquisition integration in the three and six months ended June 30, 2018.

(4)

Includes employee severance and other costs incurred in conjunction with a corporate reorganization and cost reduction initiative, and in the six months ended June 30, 2017, expenses associated with the Company’s redomicile of its parent company to the U.K., which was completed on July 1, 2016.

(5)	Amounts exclude a portion of the expenses incurred by one of the Company’s Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.

The following tables reflect certain financial information for each of the Company’s reporting segments for the periods presented:

	Three Months Ended June 30, 2018
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$204,540	$107,326	$29,121	$—	$—	$340,987
Intersegment revenues	2,377	524	—	—	(2,901)	—
Cost of revenues	140,189	64,912	22,030	91	(1,783)	225,439
Selling, general, and administrative expenses	15,846	9,361	2,510	13,211	—	40,928
Restructuring expenses	1,073	495	—	495	—	2,063
Acquisition and divestiture-related expenses	(311)	167	433	624	—	913
Loss on disposal and impairment of assets	8,612	972	113	—	—	9,697

Adjusted EBITDA	50,888	33,578	4,580	(9,800)	(1,100)	78,146

Depreciation and accretion expense	17,309	13,262	1,247	—	(54)	31,764
Adjusted EBITA	33,578	20,317	3,333	(9,800)	(1,046)	46,382

Capital expenditures (1)	$4,991	$9,144	$1,555	$10,253	$—	$25,943

	Three Months Ended June 30, 2017
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$249,477	$102,670	$32,965	$—	$—	$385,112
Intersegment revenues	2,379	484	—	—	(2,863)	—
Cost of revenues	170,144	65,062	24,115	183	(1,904)	257,600
Selling, general, and administrative expenses	17,774	10,084	2,501	13,111	—	43,470
Acquisition and divestiture-related expenses	578	1,518	692	1,205	—	3,993
Loss (gain) on disposal and impairment of assets	624	194	(149)	—	—	669

Adjusted EBITDA	63,914	28,010	6,341	(9,646)	(959)	87,660

Depreciation and accretion expense	17,404	10,782	1,569	—	—	29,755
Adjusted EBITA	46,511	17,228	4,772	(9,646)	(959)	57,906

Capital expenditures (1)	$13,822	$15,495	$1,990	$—	$—	$31,307

	Six Months Ended
	June 30, 2018
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$412,073	$205,282	$59,816	$—	$—	$677,171
Intersegment revenues	4,605	1,012	—	—	(5,617)	—
Cost of revenues	285,573	126,446	44,971	175	(3,474)	453,691
Selling, general, and administrative expenses	32,477	18,603	5,048	26,554	(14)	82,668
Restructuring expenses	2,130	1,176	—	1,170	—	4,476
Acquisition and divestiture-related expenses	(348)	1,516	635	830	—	2,633
Loss on disposal and impairment of assets	10,634	4,382	101	—	—	15,117

Adjusted EBITDA	98,627	61,246	9,798	(20,771)	(2,099)	146,801

Depreciation and accretion expense	33,852	26,498	2,509	—	(53)	62,806
Adjusted EBITA	64,774	34,748	7,289	(20,771)	(2,044)	83,996

Capital expenditures (1)	$10,523	$18,544	$3,422	$14,193	$—	$46,682

	Six Months Ended
	June 30, 2017
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$488,543	$189,598	$64,543	$—	$—	$742,684
Intersegment revenues	4,370	803	—	—	(5,173)	—
Cost of revenues	336,007	123,700	47,493	140	(3,178)	504,162
Selling, general, and administrative expenses	36,026	19,717	4,351	25,325	—	85,419
Redomicile-related expenses	—	23	—	737	—	760
Restructuring expenses	3,668	831	—	3,744	—	8,243
Acquisition and divestiture-related expenses	2,148	1,993	1,711	6,597	—	12,449
Loss (gain) on disposal and impairment of assets	3,796	209	(190)	48	—	3,863

Adjusted EBITDA	120,876	46,985	12,687	(19,646)	(1,995)	158,907

Depreciation and accretion expense	34,559	20,617	3,700	—	—	58,876
Adjusted EBITA	86,321	26,368	8,987	(19,646)	(1,995)	100,035

Capital expenditures (1)	$39,503	$26,210	$4,155	$—	$—	$69,868

(1)

Capital expenditures include payments made for plant, property, and equipment, exclusive license agreements, and site acquisition costs. Additionally, capital expenditure amounts for one of the Company’s Mexican subsidiaries, included in the North America segment, are reflected gross of any noncontrolling interest amounts.

Identifiable Assets

	June 30, 2018	December 31, 2017
	(In thousands)
North America	$1,170,659	$1,175,154
Europe & Africa	534,960	579,879
Australia & New Zealand	66,612	75,095
Corporate	28,105	32,588
Total	$1,800,336	$1,862,716

(18) Supplemental Guarantor Financial Information

Prior to the Redomicile Transaction, the 2022 Notes were fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by certain wholly-owned subsidiaries of Cardtronics Delaware. On July 1, 2016, Cardtronics plc and certain of its subsidiaries became 2022 Notes Guarantors pursuant to the 2022 Notes Supplemental Indenture entered into in conjunction with the Redomicile Transaction. As of June 30, 2018, the 2022 Notes were fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by Cardtronics plc and these subsidiaries (including the original Cardtronics Delaware subsidiary 2022 Notes Guarantors). Cardtronics Delaware, the subsidiary issuer of the 2022 Notes is 100% owned by Cardtronics plc, the parent 2022 Notes Guarantor. In addition, on April 28, 2017, additional subsidiaries of Cardtronics plc were added as 2022 Notes Guarantors pursuant to the 2022 Notes Second Supplemental Indenture.

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

The following tables reflect the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and the Condensed Consolidated Balance Sheets as of June 30, 2018 and   December 31, 2017 for: (i) Cardtronics plc, the parent 2022 Notes Guarantor (“Parent”), (ii) Cardtronics Delaware (“Issuer”), (iii) the 2022 Notes Guarantors (including those 2022 Notes Guarantors added pursuant to the 2022 Notes Second Supplemental Indenture) (the “Guarantors”), and (iv) the 2022 Notes Non-Guarantors.

Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended June 30, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$229,978	$114,086	$(3,077)	$340,987
Operating costs and expenses	6,374	12	211,812	108,208	(2,104)	324,302
(Loss) income from operations	(6,374)	(12)	18,166	5,878	(973)	16,685
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	6,619	10,388	(4,554)	61	12,514
Equity in (earnings) of subsidiaries	(8,859)	(13,071)	(3,183)	—	25,113	—
Other (income) expense	(93)	51	(414)	660	(2,391)	(2,187)
Income before income taxes	2,578	6,389	11,375	9,772	(23,756)	6,358
Income tax (benefit) expense	(1,194)	(1,655)	3,236	2,199	—	2,586
Net income	3,772	8,044	8,139	7,573	(23,756)	3,772
Net income attributable to noncontrolling interests	—	—	—	—	5	5
Net income attributable to controlling interests and available to common stockholders	3,772	8,044	8,139	7,573	(23,761)	3,767
Comprehensive (loss) income attributable to controlling interests	$(25,007)	$8,044	$22,072	$(35,135)	$5,014	$(25,012)

	Three Months Ended June 30, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$269,435	$119,011	$(3,334)	$385,112
Operating costs and expenses	6,798	2,733	231,036	112,574	(2,407)	350,734
(Loss) income from operations	(6,798)	(2,733)	38,399	6,437	(927)	34,378
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	6,319	10,660	(4,373)	—	12,606
Equity in (earnings) losses of subsidiaries	(21,933)	31,987	(5,944)	—	(4,110)	—
Other (income) expense	(297)	(125)	5,562	576	(3,771)	1,945
(Loss) income before income taxes	15,432	(40,914)	28,121	10,234	6,954	19,827
Income tax expense (benefit)	275	(3,482)	9,004	(1,127)	—	4,670
Net income (loss)	15,157	(37,432)	19,117	11,361	6,954	15,157
Net loss attributable to noncontrolling interests	—	—	—	—	(1)	(1)
Net income (loss) attributable to controlling interests and available to common stockholders	15,157	(37,432)	19,117	11,361	6,955	15,158
Comprehensive income (loss) attributable to controlling interests	$45,367	$(37,433)	$19,117	$11,361	$6,955	$45,367

	Six Months Ended
	June 30, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$463,787	$219,280	$(5,896)	$677,171
Operating costs and expenses	11,910	9	423,842	216,838	(3,939)	648,660
(Loss) income from operations	(11,910)	(9)	39,945	2,442	(1,957)	28,511
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	13,159	20,882	(9,106)	61	24,996
Equity in (earnings) loss of subsidiaries	(10,643)	(5,257)	11,123	—	4,777	—
Other expense (income)	10	186	(4,073)	(5,697)	9,547	(27)
(Loss) income before income taxes	(1,277)	(8,097)	12,013	17,245	(16,342)	3,542
Income tax (benefit) expense	(2,264)	(3,308)	3,250	4,877	—	2,555
Net income (loss)	987	(4,789)	8,763	12,368	(16,342)	987
Net loss attributable to noncontrolling interests	—	—	—	—	(12)	(12)
Net income (loss) attributable to controlling interests and available to common shareholders	987	(4,789)	8,763	12,368	(16,330)	999
Comprehensive (loss) income attributable to controlling interests	$(2,808)	$(4,788)	$29,134	$(11,794)	$(12,537)	$(2,793)

	Six Months Ended
	June 30, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$526,603	$221,953	$(5,872)	$742,684
Operating costs and expenses	12,696	12,452	467,045	215,945	(3,939)	704,199
(Loss) income from operations	(12,696)	(12,452)	59,558	6,008	(1,933)	38,485
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	12,410	18,562	(8,832)	(1)	22,139
Equity in earnings of subsidiaries	(26,676)	(21,776)	(5,566)	—	54,018	—
Other (income) expense	(232)	(180)	21,259	(5,093)	(15,389)	365
Income (loss) before income taxes	14,212	(2,906)	25,303	19,933	(40,561)	15,981
Income tax (benefit) expense	(51)	(9,626)	12,029	(634)	—	1,718
Net income	14,263	6,720	13,274	20,567	(40,561)	14,263
Net income attributable to noncontrolling interests	—	—	—	—	6	6
Net income attributable to controlling interests and available to common shareholders	14,263	6,720	13,274	20,567	(40,567)	14,257
Comprehensive income attributable to controlling interests	$53,125	$6,719	$13,274	$20,566	$(40,566)	$53,118

Condensed Consolidated Balance Sheets

	As of June 30, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$89	$6	$19,120	$21,037	$—	$40,252
Accounts and notes receivable, net	—	—	56,213	32,142	—	88,355
Other current assets	95	4,354	103,150	86,398	—	193,997
Total current assets	184	4,360	178,483	139,577	—	322,604
Property and equipment, net	—	—	301,618	160,036	(444)	461,210
Intangible assets, net	—	—	137,125	41,078	(650)	177,553
Goodwill	—	—	568,832	192,480	(532)	760,780
Investments in and advances to subsidiaries	393,454	687,812	339,790	—	(1,421,056)	—
Intercompany receivable	11,857	180,209	77,169	475,314	(744,549)	—
Deferred tax asset, net	86	—	(2,011)	8,633	—	6,708
Prepaid expenses, deferred costs, and other noncurrent assets	—	21,337	29,555	20,589	—	71,481
Total assets	$405,581	$893,718	$1,630,561	$1,037,707	$(2,167,231)	$1,800,336
Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	—	763	16,493	4,795	(12)	22,039
Accounts payable and accrued liabilities	295	5,739	223,313	110,111	—	339,458
Total current liabilities	295	6,502	239,806	114,906	(12)	361,497
Long-term debt	—	511,044	338,332	29,047	—	878,423
Intercompany payable	8,315	12,280	643,592	83,606	(747,793)	—
Asset retirement obligations	—	—	25,574	31,141	—	56,715
Deferred tax liability, net	—	—	39,564	2,686	—	42,250
Other long-term liabilities	—	261	22,961	41,258	—	64,480
Total liabilities	8,610	530,087	1,309,829	302,644	(747,805)	1,403,365
Shareholders' equity	396,971	363,631	320,732	735,063	(1,419,426)	396,971
Total liabilities and shareholders' equity	$405,581	$893,718	$1,630,561	$1,037,707	$(2,167,231)	$1,800,336

	As of December 31, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$89	$7	$15,805	$35,469	$—	$51,370
Accounts and notes receivable, net	—	—	55,912	49,333	—	105,245
Deferred tax asset, net	—	—	(3,467)	3,467	—	—
Other current assets	399	1,585	73,848	82,885	—	158,717
Total current assets	488	1,592	142,098	171,154	—	315,332
Property and equipment, net	1	—	312,592	185,477	(168)	497,902
Intangible assets, net	—	—	159,248	51,337	(723)	209,862
Goodwill	—	—	572,274	202,665	—	774,939
Investments in and advances to subsidiaries	385,729	465,347	392,327	—	(1,243,403)	—
Intercompany receivable	10,231	211,540	71,477	486,408	(779,656)	—
Deferred tax asset, net	332	—	1,343	5,250	—	6,925
Prepaid expenses, deferred costs, and other noncurrent assets	—	12,172	28,763	16,821	—	57,756
Total assets	$396,781	$690,651	$1,680,122	$1,119,112	$(2,023,950)	$1,862,716
Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	—	4,892	21,746	4,744	(12)	31,370
Accounts payable and accrued liabilities	978	10,070	205,200	134,932	—	351,180
Total current liabilities	978	14,962	226,946	139,676	(12)	382,550
Long-term debt	—	504,912	394,596	18,213	—	917,721
Intercompany payable	5,410	4,271	673,053	100,410	(783,144)	—
Asset retirement obligations	—	—	25,424	34,496	—	59,920
Deferred tax liability, net	—	—	34,926	2,204	—	37,130
Other long-term liabilities	—	3,998	25,399	45,605	—	75,002
Total liabilities	6,388	528,143	1,380,344	340,604	(783,156)	1,472,323
Shareholders' equity	390,393	162,508	299,778	778,508	(1,240,794)	390,393
Total liabilities and shareholders' equity	$396,781	$690,651	$1,680,122	$1,119,112	$(2,023,950)	$1,862,716

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by (used in) operating activities	$2,507	$(100)	$116,744	$(9,376)	$—	$109,775
Additions to property and equipment	—	—	(28,996)	(17,686)	—	(46,682)
Net cash used in investing activities	—	—	(28,996)	(17,686)	—	(46,682)
Proceeds from borrowings under revolving credit facility	—	192,000	24,603	128,907	—	345,510
Repayments of borrowings under revolving credit facility	—	(191,900)	(81,028)	(118,062)	—	(390,990)
Intercompany financing	—	—	(1,203)	1,203	—	—
Tax payments related to share-based compensation	(2,506)	—	—	—	—	(2,506)
Net cash (used in) provided by financing activities	(2,506)	100	(57,628)	12,048	—	(47,986)
Effect of exchange rate changes on cash	—	—	(1,460)	(98)	—	(1,558)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1	—	28,660	(15,112)	—	13,549
Cash, cash equivalents, and restricted cash as of beginning of period	88	7	49,612	50,110	—	99,817
Cash, cash equivalents, and restricted cash as of end of period	$89	$7	$78,272	$34,998	$—	$113,366

	Six Months Ended
	June 30, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by (used in) operating activities	$8,017	$14,323	$91,765	$(17,776)	$—	$96,329
Additions to property and equipment	—	—	(43,767)	(26,101)	—	(69,868)
Acquisitions, net of cash acquired	—	—	(465,123)	(19,479)	—	(484,602)
Net cash used in investing activities	—	—	(508,890)	(45,580)	—	(554,470)
Proceeds from borrowings under revolving credit facility	—	218,000	586,778	30,727	—	835,505
Repayments of borrowings under revolving credit facility	—	(232,100)	(417,279)	(16,877)	—	(666,256)
Proceeds from exercises of stock options	105	—	—	—	—	105
Additional tax (expense) related to share-based compensation	(7,820)	—	—	—	—	(7,820)
Proceeds from borrowings of long-term debt	—	—	300,000	—	—	300,000
Debt issuance costs	—	—	(5,197)	—	—	(5,197)
Net cash (used in) provided by financing activities	(7,715)	(14,100)	464,302	13,850	—	456,337
Effect of exchange rate changes on cash	—	—	(1,801)	(1,942)	—	(3,743)
Net increase (decrease) in cash, cash equivalents, and restricted cash	302	223	45,376	(51,448)	—	(5,547)
Cash, cash equivalents, and restricted cash as of beginning of period	101	7	32,799	72,840	—	105,747
Cash, cash equivalents, and restricted cash as of end of period	$403	$230	$78,175	$21,392	$—	$100,200

(19) Concentration Risk

Significant customers. For the three and six months ended June 30, 2018, the Company derived approximately 21.9% and 21.6% of its total revenues from ATMs placed at the locations of its top five merchant customers, respectively. The Company’s top five merchant customers for the three and six months ended June 30, 2018 were Walgreens Boots Alliance, Inc., Co-operative Food (in the U.K.), CVS Caremark Corporation, Speedway LLC, and Corner Store.

Accordingly, a significant percentage of the Company’s future revenues and operating income will be dependent upon the successful continuation of its relationships with these merchants.

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
•

the Company’s ability to respond to potential and planned reductions in the amount of net interchange fees that it receives from global and regional debit networks for transactions conducted on its ATMs due to pricing changes implemented by those networks as well as changes in how issuers route their ATM transactions over those networks, including recently enacted changes to the LINK interchange rate in the United Kingdom (“U.K.”);

•	the Company’s ability to provide new ATM solutions to retailers and financial institutions including placing additional banks’ brands on ATMs currently deployed;
•

the Company’s ATM vault cash rental needs, including potential liquidity issues with its vault cash providers and its ability to continue to secure vault cash rental agreements in the future on reasonable economic terms;

•	the Company’s ability to manage the risks associated with its third-party service providers failing to perform their contractual obligations;
•	the Company’s ability to renew its existing third-party service provider relationships on comparable economic terms;
•	the Company’s ability to successfully implement and evolve its corporate strategy;
•	the Company’s ability to compete successfully with new and existing competitors;
•	the Company’s ability to meet the service levels required by its service level agreements with its customers;
•	the additional risks the Company is exposed to in its U.K. armored transport business;
•	the impact of changes in laws, including tax laws, that could adversely affect the Company’s business and profitability;
•	the Company’s ability to successfully integrate acquisitions;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics plc provides convenient automated consumer financial services through its network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of June 30, 2018, we were the world’s largest ATM owner/operator, providing services to approximately 230,000 ATMs. During the three months ended June 30, 2018, 60% of our total revenues were derived from operations in North America (including our ATM operations in the U.S., Canada, and Mexico), 31% of our total revenues were derived from operations in Europe and Africa (including our ATM operations in the U.K., Ireland, Germany, Spain, and South Africa), and 9% of our total revenues were derived from operations in Australia and New Zealand. Included in our network as of June 30, 2018 were approximately 138,000 ATMs to which we provided processing only services or various forms of managed services solutions. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.

Through our network, we deliver financial related services to cardholders and provide ATM management and ATM equipment-related services (typically under multi-year contracts) to large retail merchants, smaller retailers, and operators of facilities such as shopping malls, airports, and train stations. In doing so, we provide our retail partners with a compelling automated solution that helps attract and retain customers, and in turn, increases the likelihood that our ATMs will be utilized. We also own and operate electronic funds transfer (“EFT”) transaction processing platforms that provide transaction processing services to our network of ATMs, as well as to other ATMs under managed services arrangements. Additionally, we also provide processing services for issuers of debit cards.

We also own and operate the Allpoint network (“Allpoint”), the largest surcharge-free ATM network (based on the number of participating ATMs). Allpoint, with approximately 55,000 participating ATMs, provides surcharge-free ATM access to over 1,000 participating credit unions, banks, and stored-value debit card issuers. For participants, Allpoint provides scale, density, and convenience of surcharge-free ATMs that surpasses the largest banks in the U.S. Allpoint earns either a fixed monthly fee per cardholder or a fixed fee per transaction that is paid by the participants. The Allpoint network includes a majority of our Company-owned ATMs in the U.S. and certain ATMs in the U.K., Canada, Mexico, Puerto Rico, and Australia. Allpoint also provides services to organizations that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing organizations pay Allpoint a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

For additional information related to our operations and the manner in which we derive revenues, see our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

Strategic Outlook

Over the past several years, we have expanded our operations and the capabilities and service offerings of our ATMs through strategic acquisitions and investments, continued to deploy ATMs in high-traffic locations under contracts with well-known retailers, and expanded our relationships with leading financial institutions through the growth of Allpoint, our surcharge-free ATM network, and our bank-branding programs. More recently, we have increasingly focused our growth efforts to providing ATM-related service offerings to financial institutions, as we are seeing increasing interest from financial institutions for outsourcing of ATM-related services due to our cost efficiency advantages and higher service levels, as well as the role that our ATMs can play in maintaining financial institutions physical presence for their customers as they reduce their physical branches.

We have completed several acquisitions in the last six years, including, but not limited to: (i) eight U.S. and Canada based ATM operators, expanding our ATMs in both multi-unit regional retail chains and individual merchant ATM locations in the North America, (ii)  Cardpoint Limited (“Cardpoint”) in August 2013, which further expanded our U.K. ATM operations and allowed us to enter into the German market, (iii) Sunwin Services Group in November 2014, which further expanded our cash-in-transit and maintenance servicing capabilities in the U.K. and allowed us to acquire and operate ATMs located at Co-op Food stores, (iv) DirectCash Payments Inc. (“DCPayments”) in January 2017, a leading ATM operator with operations in Australia, New Zealand, Canada, the U.K., and Mexico, (v) Spark ATM Systems Pty Ltd. (“Spark”) in January 2017, an independent ATM operator in South Africa, and (vi) various other smaller ATM asset and contract acquisitions. In addition to these ATM acquisitions, we have made strategic acquisitions including: (i) i-design in March 2013, a Scotland-based provider and developer of marketing and advertising software and services for ATM operators, and (ii) CDS in July 2015, a leading independent transaction processor for ATM deployers and payment card issuers in the U.S., providing solutions to ATM sales and service organizations and financial institutions.

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

Managed services. While many financial institutions (and some retailers) own and operate significant ATM networks that serve as extensions of their physical branch and increase the level of service offered to their customers, large ATM networks are costly to own and operate and typically do not provide significant revenue for financial institutions or retailers. Owning and operating an ATM network is not a core competency for the majority of financial institutions and retailers; therefore, we believe there is an opportunity for a large non-bank ATM owner/operator, such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an arrangement could reduce a financial institution or retailer’s operating costs while extending their customer service. Additionally, we believe there are opportunities to provide selected ATM-related services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs.

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

We believe that our ATM network, located in well-known retail establishments throughout the U.S., provides a convenient and cost-effective way for stored-value debit card cardholders to access their cash and potentially conduct other financial services transactions. Furthermore, through our Allpoint network, we partner with organizations that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, and we are able to provide the users of those cards convenient, surcharge-free access to their cash. We believe that the number of stored-value debit cards being issued and in circulation has increased significantly over the last several years and represents a growing portion of our total withdrawal transactions at our U.S. ATMs.

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

•United Kingdom. The U.K. is the largest ATM market in Europe. According to LINK (which connects the ATM networks of all the U.K. ATM operators), approximately 71,000 ATMs were deployed in the U.K. as of December 2017, of which approximately 40,000 were operated by non-banks (inclusive of our approximately 20,000 ATMs). Electronic payment alternatives have gained popularity in the U.K. in recent years. However, according to the Bank of England, cash is still the primary payment method preferred by consumers, representing over 50% or spontaneous payments. Due to the maturing of the ATM market, we have seen both the number of ATM deployments and withdrawals slow in recent years. During 2013 and 2014 we significantly expanded in the U.K. through the acquisition of Cardpoint, Sunwin, and through an ATM placement agreement with Co-op Food. In January 2017, we further expanded our operations in the U.K. through our acquisition of DCPayments. In light of recent changes to the LINK interchange rate and the 5% decrease that came into effect on July 1 2018, we have recently removed certain ATMs from service, slowed expansion and taken other measures. For additional information, see Decrease in interchange rates below.  We are, however, seeing increased interest from financial institutions in this market to outsource certain components of their ATM operations, and we are actively working to grow our offerings for such services.

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

•Australia and New Zealand. In January 2017, in connection with our acquisition of DCPayments, we obtained operations in Australia and New Zealand, and now are the largest independent ATM operator in Australia. We currently operate over 10,000 ATMs in Australia and New Zealand and estimate the total market is comprised of approximately 36,000 ATMs. Recently, we have seen same-store transaction declines in this market, which may in the near term be amplified by recent actions taken by major banks in Australia. For further information regarding this action, see Australia market changes and asset impairment below. However, we believe there are opportunities for longer-term growth in Australia, which would likely include expansion of services to financial institutions in that market.

•South Africa. In January 2017, in connection with our acquisition of Spark, we obtained operations in South Africa. Spark is a leading independent ATM operator in South Africa and we expect to expand in this market with retailers and financial institutions. We operate over 3,300 ATMs in South Africa and estimate that this market has approximately 32,000 ATMs.

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

Decrease in interchange rates. The interchange rates paid to independent ATM deployers, such as ourselves, are in some cases set by the various EFT networks and major interbank networks through which the transactions conducted on our ATMs are routed. In past years, certain networks have reduced the net interchange rates paid to ATM deployers for ATM transactions in the U.S. by reducing the transaction rates charged to financial institutions and increasing per transaction fees charged by the networks to ATM operators. In addition to the impact of the net interchange rate decrease, we saw certain financial institutions migrate their volume away from some networks to take advantage of the lower pricing offered by other networks, resulting in lower net interchange rates per transaction realized by us. If financial institutions move to take further advantage of lower interchange rates, or if networks reduce the interchange rates they currently pay to ATM deployers or increase their network fees, our future revenues and gross profits could be negatively impacted. We have taken measures to mitigate our exposure to interchange rate reductions by networks, including, but not limited to: (i) where possible, routing transactions through a preferred network such as the Allpoint network, where we have influence over the per transaction rate, (ii) negotiating directly with our financial institution partners for contractual interchange rates on transactions involving their customers, (iii) developing contractual protection from such rate changes in our agreements with merchants and financial institution partners, and (iv) negotiating pricing directly with certain networks. As of

December 31, 2017, approximately 4% of our total ATM operating revenues were subject to pricing changes by U.S. networks over which we currently have limited influence or where we have no ability to offset pricing changes through lower payments to merchants.

Interchange rates in the U.K. are primarily set by LINK, the U.K.’s major interbank network. LINK has historically set these rates annually using a cost-based methodology that incorporates ATM service costs from two years prior (i.e., operating costs from 2016 are considered for determining the 2018 interchange rate). In addition to LINK transactions, certain card issuers in the U.K. have issued cards that are not affiliated with the LINK network, and instead carry the Visa or MasterCard network brands. In recent years transactions conducted on our ATMs from these cards, have represented approximately 2% of our annual withdrawal transactions in the U.K. For these transactions we receive interchange fees that are set by Visa or MasterCard, respectively. The interchange rates set by Visa and MasterCard have historically been less than the rates that have been established by LINK. Throughout 2016 and 2017, some of the major financial institutions that participate in LINK expressed concern about the LINK interchange rate and commenced efforts to significantly lower the interchange rate. During 2017, a group of LINK members (the “Working Group”) worked to develop a new interchange rate setting mechanism. After several months of analysis and discussion, the Working Group was unable to reach a recommended amended approach that was satisfactory to its participants, and as a result of this outcome, along with governance recommendations by the Bank of England, in October 2017, it was decided that an independent board of LINK (“LINK Board”) would recommend interchange rates going forward. On November 1, 2017, the LINK Board announced that it had reached some tentative recommendations, subject to further comment by the LINK members. The LINK Board proposal sought to reduce interchange rates by approximately 5% per year, and in the aggregate, by approximately 20% over a four year period. Accordingly, on January 31, 2018, the LINK Board, formalized a new process for setting interchange rates and confirmed its plans for the annual 5% phased rate reductions, with the first rate decrease commencing on July 1, 2018 and the second scheduled interchange rate decrease set for January 1, 2019. On July 1, 2018, the first reduction came into effect. On July 16, 2018, the LINK Board announced that it canceled the planned third interchange rate decrease, previously scheduled to occur in January 2020, and suspended the fourth interchange rate decrease, pending further review in 2019. We continue to evaluate and assess the impact of interchange rate decreases on our U.K. business and have taken certain actions and may continue to take additional actions to mitigate the impact of the current and potential future price reductions. Mitigating measures include or in the future may include removal of lower profitability sites, contract renegotiations with certain merchants, conversion of certain ATMs to a direct-charge to the consumer model, and other strategies. On an unmitigated basis, we expect the first 5% rate reduction to adversely impact our U.K. profits by approximately $6-$7 million in 2018, compared to 2017, all of which will occur in the second half of 2018.

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

Excluding 7-Eleven locations (For additional information, see 7-Eleven U.S. relationship below), total U.S. same-store cash withdrawal transactions during the three months ended June 30, 2018 increased approximately 8% from the same period in 2017. The same-store results were impacted by a number of factors, and the discrete impact of each factor is difficult to precisely estimate. Allpoint transactions increased as a result of expansion of the number of ATMs in Allpoint and growth in the number of financial institutions participating in Allpoint. This positively impacted the growth rate during the three months ended June 30, 2018. We estimate that the growth rate for the three months ended June 30, 2018 was positively impacted by increased transactions related to customers continuing to utilize our fee-free access to their cash via our Allpoint network notwithstanding the termination of our relationship by 7-Eleven and the subsequent removal of our Allpoint enabled ATMs from 7-Eleven stores. We estimate that this migration of traffic resulted in approximately 3 - 4% growth in the period. Finally, we believe the growth rate during the three months ended June 30, 2018 was positively impacted by higher ATM availability during the three months ended June 30, 2018 due to the software upgrades and outages during the same period in 2017, which had a negative impact on transaction volume in that quarter.

7-Eleven U.S. relationship. The Company had a long standing relationship with 7-Eleven in the U.S. that ended during the quarter ended March 31, 2018. In previous periods, this relationship accounted for a material portion of the Company’s consolidated revenues and profits. The Company began a transition to 7-Eleven’s new service provider during the third quarter of 2017 and that transition was completed in February 2018. We estimate that 7-Eleven in the U.S. accounted for approximately 14% of the Company’s total revenues during both the three and six months ended June 30, 2017. 7-Eleven in the U.S. accounted for approximately 12.5% of the Company’s total revenues for the year ended 2017 and had an incremental gross margin of approximately 40%. The Company expects that 7-Eleven in the U.S. will account for less than 1% of total revenues in 2018, all of which was in the first quarter of 2018.

Withdrawal transaction and revenue trends – U.K. The majority of our ATMs in the U.K. are free-to-use ATMs, meaning the transaction is free to the consumer and we earn an interchange rate paid by the customer’s bank. We also operate surcharging or pay-to-use ATMs. Although we earn less revenue per cash withdrawal transaction on a free-to-use ATM, the significantly higher volume of transactions conducted on free-to-use ATMs have generally translated into higher overall revenues. During the three months ended June 30, 2018, same-store cash withdrawal transactions in the U.K decreased approximately 4% compared to the same period in 2017. We believe the growth rate was adversely impacted by changes in consumer payments behavior, where consumers are conducting more tap and pay transactions for small payments at retailers. While difficult to precisely quantify, we believe the same-store transactions in the three months ended June 30, 2018 were positively impacted by generally good weather.

Australia market changes and asset impairment. In late September 2017, Australia’s four largest banks, Commonwealth Bank of Australia (“CBA”), Australia and New Zealand Banking Group Limited (“ANZ”), Westpac Banking Corporation (“Westpac”), and National Australia Bank (“NAB”), each separately announced decisions to remove all direct charges to all users on domestic ATM transactions completed at their respective ATM networks, effectively creating a free-to-use network of ATMs that did not exist previously. Collectively these four banks account for approximately one third of the total ATMs in Australia. CBA removed the direct charges in late September 2017, and Westpac, ANZ, and NAB removed the direct charges during the first part of October 2017. During the three months ended September 30, 2017, we recognized an impairment of our Australia and New Zealand reporting unit in response to expected revenue and profit declines in this market following the banks’ removal of the direct charges.

Australia has historically been a direct charge ATM market, where cardholders have paid a fee (or “direct charge”) to the operator of an ATM for each transaction, unless the ATM where the transaction was completed was part of the cardholder’s issuing bank ATM network. There is no broad interchange arrangement in Australia between card issuers and ATM operators to compensate the ATM operator for its service to a financial institution’s cardholder in absence of the direct charge being levied to the cardholders. During the three and six months ended June 30, 2018, approximately 78% of the Company’s revenues in Australia were sourced from direct charges paid by cardholders. Consequently, the actions taken by the largest banks in Australia in 2017 resulted in a significant increase in the availability of free-to-use ATMs and could result in a significant decrease in our revenues.  We are developing strategies to react to this market shift. While the direct impact we have experienced has been somewhat limited to date, the ultimate impact of this action could increase over time as consumers’ behavior patterns change as a result of the introduction of a free-to-use network in Australia that did not previously exist.

Poland operations. During the fourth quarter of 2017, we ceased operating in Poland and recognized costs to close the operations, largely consisting of contract termination costs related to our merchant, bank sponsorship, lease and other agreements, as well as employee severance costs and charges for asset disposals. During the year ended December 31, 2017, Poland contributed less than 1% of our consolidated ATM operating revenues.

Alternative payment options. We face indirect competition from alternative payment options, including card-based and mobile phone-based contactless payment technology in all of our markets. Australia and the U.K. have reported increasing rates of contactless payment use. Prior to our acquisition of DCPayments and since our ownership of the

Australian component of the business, we have observed declines in transactions at Australian ATMs, as cash-based payments have declined as a percentage of total payments in recent years. Contactless payments appear to be a significant driver of the decline.

Europay, MasterCard, Visa (“EMV”) security standard and software upgrades in the U.S. The EMV security standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “chip cards.” In October 2016, MasterCard commenced a liability shift for U.S. ATM transactions on EMV-issued cards used at non-EMV compliant ATMs in the U.S. Similarly, in October 2017, Visa commenced a liability shift for all transaction types on all EMV issued cards in the U.S. In order to comply with the EMV standard, in the U.S., we upgraded or replaced nearly all of our U.S. Company-owned ATMs to deploy additional software to enable additional functionality, enhance security features, and enable the EMV security standard. Due to the significant operational challenges of enabling EMV and other hardware and software enhancements across the majority of our U.S. ATMs, which comprises many types and models of ATMs, together with potential compatibility issues with various processing platforms, we experienced increased downtime at our U.S. ATMs during the first half of 2017. As a result of this downtime, we suffered lost revenues and incurred penalties with certain of our contracts during the first half of 2017. During 2017, we also incurred increased charges from networks associated with actual or potentially fraudulent transactions, as we are liable for fraudulent transactions on the MasterCard network and other networks that have adopted the EMV security standard if our ATM was not EMV compliant at the time of the transaction, and any fraudulent transactions were processed. As a result of converting our ATMs, nearly all of our U.S. Company-owned ATMs became EMV-compliant in 2017.

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

U.K. planned exit from the European Union (“Brexit”). On March 29, 2017, the U.K. government officially triggered Article 50 of the Treaty on the European Union, which commenced the process for the U.K. to exit the European Union. Although the ultimate impact of Brexit on our business is unknown, we continue to monitor the negotiation of a withdrawal agreement and of a future relationship between the European Union and the U.K. The U.K. is scheduled to exit the European Union on March 29, 2019 subject to a transition period presently extending through December 2020.

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

Restructuring expenses. During 2017, we initiated a global corporate reorganization and cost reduction initiative (the “Restructuring Plan”), intended to improve our cost structure and operating efficiency. The Restructuring Plan included workforce reductions, facilities closures, contract terminations, and other cost reduction measures. We incurred $8.2 million and $10.4 million of pre-tax expenses related to our Restructuring Plan during the six and twelve months ended June 30, 2017 and December 31, 2017, respectively. During 2018 we implemented additional workforce reductions in an effort to continue our cost reduction initiative. During the three and six months ended June 30, 2018, we incurred $2.1 million and $4.5 million of pre-tax expenses, largely consisting of employee severance. During the remainder of 2018, our Restructuring Plan activities may include additional workforce reductions, certain facilities closures, and other cost reduction measures.

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

U.S. Tax Reform. On December 22, 2017, House of Representatives 1 (“H.R. 1”), originally known as the Tax Cuts and Jobs Act (“U.S. Tax Reform”) was enacted and signed into legislation. In accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP” or “GAAP”), the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. As a result of this legislation, during the three months ended December 31, 2017, we provisionally recognized one-time net tax benefits totaling $11.6 million. This amount included an estimated one-time tax benefit of $19.4 million due to the re-measurement of our net deferred tax liabilities, primarily related to the change in the U.S. federal corporate income tax rate from 35% to 21%. Partially offsetting this non-cash book tax benefit, we recognized an estimated one-time tax expense of $7.8 million on our accumulated undistributed foreign earnings pertaining to foreign operations under our U.S. business, which we will elect to pay over an eight-year period. We continue to evaluate the impact of the U.S. Tax Reform on our business. There are many elements of the U.S. Tax Reform that will impact our business. In the near term, due primarily to limitations on the amount of interest expense a U.S. company can deduct, we expect the net impact of this reform to increase our consolidated reported effective tax rate as compared to previous recent periods.

Acquisitions. On January 6, 2017, we completed the acquisition of DCPayments, a leading operator of approximately 25,000 ATMs with operations in Australia, New Zealand, Canada, the U.K., and Mexico and  on January 31, 2017, we completed the acquisition of Spark, an independent ATM operator in South Africa, with a growing network of approximately 2,300 ATMs. The agreed purchase consideration for Spark included initial cash consideration, paid at closing, and potential additional contingent consideration. The additional purchase consideration is contingent upon Spark achieving certain agreed upon earnings targets in 2019 and 2020. For additional information related to the acquisitions above, see Item 1. Financial Statements, Note 4. Acquisitions.

Cybersecurity trends. We electronically process and transmit cardholder information as part of our transaction processing services. Companies that process and transmit cardholder information, such as ours, have been specifically and increasingly targeted in recent years by sophisticated criminal organizations in an effort to obtain information and utilize it for fraudulent transactions. Additionally, the risk of unauthorized circumvention of system controls has been heightened by advances in computer capabilities and increasing sophistication of hackers. We take a risk-based approach to cybersecurity, and in recognition of the growing threat within our industry and the general marketplace, we proactively make strategic investments in our security infrastructure, technical and procedural controls, and regulatory compliance activities. We also apply the knowledge gained through industry and government organizations to continuously improve our technology, processes and services to detect, mitigate and protect our information. Cybersecurity and the effectiveness of our cybersecurity strategy are regular topics of discussion at Board meetings. We expect to continue to focus attention and resources on our security protection protocols, including repairing any system damage and deploying additional personnel, as well as protecting against any potential reputational harm. The cost to remediate any damages to our information technology systems suffered as a result of a cyber-attack could be significant. For further discussion of the risks we face in connection with growing cybersecurity trends, see Part 1. Item 1A. Risk Factors in our 2017 Form 10-K.

Factors Impacting Comparability Between Periods

•

Foreign currency exchange rates. Our reported financial results are subject to fluctuations in foreign currency exchange rates. We estimate that the year-over-year strengthening of the currencies in the markets in which we operate relative to the U.S. dollar caused our reported total revenues to be higher by approximately $8 million and $22 million for the three and six months ended June 30, 2018, respectively.

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

Results of Operations

The following Consolidated Statements of Operations reflects each line item as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018		2017		2018		2017
	(In thousands, excluding percentages)
Revenues:
ATM operating revenues	$329,221	96.5%	$373,260	96.9%	$648,952	95.8%	$715,048	96.3%
ATM product sales and other revenues	11,766	3.5	11,852	3.1	28,219	4.2	27,636	3.7
Total revenues (1)	340,987	100.0	385,112	100.0	677,171	100.0	742,684	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below. See Note 1(c)) (2)	215,353	63.2	246,484	64.0	430,843	63.6	478,411	64.4
Cost of ATM product sales and other revenues	10,086	3.0	11,116	2.9	22,848	3.4	25,751	3.5
Total cost of revenues	225,439	66.1	257,600	66.9	453,691	67.0	504,162	67.9
Operating expenses:
Selling, general, and administrative expenses (3)	40,928	12.0	43,470	11.3	82,668	12.2	85,419	11.5
Redomicile-related expenses	—	—	—	—	—	—	760	0.1
Restructuring expenses	2,063	0.6	—	—	4,476	0.7	8,243	1.1
Acquisition and divestiture-related expenses	913	0.3	3,993	1.0	2,633	0.4	12,449	1.7
Depreciation and accretion expense	31,764	9.3	29,755	7.7	62,806	9.3	58,876	7.9
Amortization of intangible assets	13,498	4.0	15,247	4.0	27,269	4.0	30,427	4.1
Loss on disposal and impairment of assets	9,697	2.8	669	0.2	15,117	2.2	3,863	0.5
Total operating expenses	98,863	29.0	93,134	24.2	194,969	28.8	200,037	26.9
Income from operations	16,685	4.9	34,378	8.9	28,511	4.2	38,485	5.2
Other expense:
Interest expense, net	9,159	2.7	9,460	2.5	18,333	2.7	16,017	2.2
Amortization of deferred financing costs and note discount	3,355	1.0	3,146	0.8	6,663	1.0	6,122	0.8
Other (income) expense	(2,187)	(0.6)	1,945	0.5	(27)	—	365	—
Total other expense	10,327	3.0	14,551	3.8	24,969	3.7	22,504	3.0
Income before income taxes	6,358	1.9	19,827	5.1	3,542	0.5	15,981	2.2
Income tax expense	2,586	0.8	4,670	1.2	2,555	0.4	1,718	0.2
Net income	3,772	1.1	15,157	3.9	987	0.1	14,263	1.9
Net income (loss) attributable to noncontrolling interests	5	—	(1)	—	(12)	—	6	—
Net income attributable to controlling interests and available to common shareholders	$3,767	1.1%	$15,158	3.9%	$999	0.1%	$14,257	1.9%

(1)

Effective January 1, 2018, we adopted ASC 606 using the modified retrospective approach. Historical revenue reflects amounts previously reported and have not been restated here and the tables that follow.

(2)

Excludes effects of depreciation, accretion, and amortization of intangible assets of $36.5 million and $37.6 million for the three months ended June 30, 2018 and 2017, respectively, and $73.7 and $74.7 million for the six months ended June 30, 2018 and 2017, respectively. See Item 1. Financial Statements, Note 1. General and Basis of Presentation – (c) Cost of ATM Operating Revenues Presentation. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 10.7% and 9.8% for the three months ended June 30, 2018 and 2017, respectively, and 10.9% and 10.1% for the six months ended June 30, 2018 and 2017, respectively.

(3)

Includes share-based compensation expense of $3.4 million for both of the three months ended June 30, 2018 and 2017, and $5.8 million and $5.7 million for the six months ended June 30, 2018 and 2017, respectively.

Key Operating Metrics

The following table reflects certain key measures that gauge our operating performance for the periods indicated, including the effect of the acquisitions.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	% Change	2017	2018	% Change	2017

Average number of transacting ATMs:
North America	44,364	(15.0)%	52,217	45,136	(13.9)%	52,439
Europe & Africa	24,464	(4.0)	25,477	24,919	(1.3)	25,246
Australia & New Zealand	8,091	(8.2)	8,816	8,163	(8.4)	8,913
Total Company-owned	76,919	(11.1)	86,510	78,218	(9.7)	86,598
North America	14,220	(7.3)	15,337	14,235	(7.7)	15,418
Europe & Africa	179	(71.8)	635	250	(59.4)	616
Australia & New Zealand	103	—	103	103	—	103
Total Merchant-owned	14,502	(9.8)	16,075	14,588	(9.6)	16,137
Average number of transacting ATMs – ATM operations	91,421	(10.9)	102,585	92,806	(9.7)	102,735

Managed Services and Processing:
North America	136,071	4.0	130,846	134,406	4.3	128,878
Australia & New Zealand	2,008	8.1	1,857	2,010	13.2	1,776
Average number of transacting ATMs – Managed services and processing	138,079	4.1	132,703	136,416	4.4	130,654

Total average number of transacting ATMs	229,500	(2.5)	235,288	229,222	(1.8)	233,389

Total transactions (in thousands):
ATM operations	339,911	(12.9)	390,094	660,866	(12.2)	752,408
Managed services and processing, net	288,812	10.5	261,293	561,282	10.5	507,874
Total transactions	628,723	(3.5)	651,387	1,222,148	(3.0)	1,260,282

Total cash withdrawal transactions (in thousands):
ATM operations	220,977	(11.0)	248,166	426,809	(11.5)	482,411

Per ATM per month amounts (excludes managed services and processing):
Cash withdrawal transactions	806	—	806	766	(2.2)	783

ATM operating revenues (1)	$1,105	(2.7)	$1,136	$1,073	(1.0)	$1,084
Cost of ATM operating revenues (1) (2)	749	(2.3)	767	736	(0.1)	737
ATM adjusted operating gross profit (1) (2)	$356	(3.5)%	$369	$337	(2.9)%	$347

ATM adjusted operating gross profit margin	32.2%		32.5%	31.4%		32.0%

(1)	ATM operating revenues and Cost of ATM operating revenues relating to managed services, processing, ATM equipment sales, and other ATM-related services are not included in this calculation.
(2)

Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is reported separately in the accompanying Consolidated Statements of Operations. See Item 1. Financial Statements, Note 1. General and Basis of Presentation – (c) Cost of ATM Operating Revenues Presentation.

Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2018	2017	% Change	2018	2017	% Change
	(In thousands, excluding percentages)
North America
ATM operating revenues	$197,289	$242,189	(18.5)%	$392,918	$469,377	(16.3)%
ATM product sales and other revenues	9,628	9,667	(0.4)	23,760	23,536	1.0
North America total revenues	206,917	251,856	(17.8)	416,678	492,913	(15.5)
Europe & Africa
ATM operating revenues	105,809	100,946	4.8	201,990	186,330	8.4
ATM product sales and other revenues	2,041	2,208	(7.6)	4,304	4,071	5.7
Europe & Africa total revenues	107,850	103,154	4.6	206,294	190,401	8.3
Australia & New Zealand
ATM operating revenues	29,024	32,891	(11.8)	59,661	64,384	(7.3)
ATM product sales and other revenues	97	74	31.1	155	159	(2.5)
Australia & New Zealand total revenues	29,121	32,965	(11.7)	59,816	64,543	(7.3)

Eliminations	(2,901)	(2,863)	1.3	(5,617)	(5,173)	8.6

Total ATM operating revenues	329,221	373,260	(11.8)	648,952	715,048	(9.2)
Total ATM product sales and other revenues	11,766	11,852	(0.7)	28,219	27,636	2.1
Total revenues	$340,987	$385,112	(11.5)%	$677,171	$742,684	(8.8)%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

ATM operating revenues. ATM operating revenues during the three months ended June 30, 2018 decreased $44.0 million, or 11.8%, compared to the same period of 2017. The decrease in ATM operating revenues was primarily attributable to the removal of ATMs at 7-Eleven locations in the U.S. and lower transaction volumes in Australia. The decrease was partially offset by higher reported revenues from our Europe & Africa segment, driven mostly by exchange rates.

The following table details, by segment, the changes in the various components of ATM operating revenues:

	Three Months Ended
	June 30,
	2018	2017	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$90,687	$114,359	$(23,672)	(20.7)%
Interchange revenues	35,819	53,226	(17,407)	(32.7)
Bank-branding and surcharge-free network revenues	43,990	47,910	(3,920)	(8.2)
Managed services revenues	13,540	11,995	1,545	12.9
Other revenues	13,253	14,699	(1,446)	(9.8)
North America total ATM operating revenues	197,289	242,189	(44,900)	(18.5)
Europe & Africa
Surcharge revenues	30,888	28,310	2,578	9.1
Interchange revenues	72,412	69,874	2,538	3.6
Other revenues	2,509	2,762	(253)	(9.2)
Europe & Africa total ATM operating revenues	105,809	100,946	4,863	4.8
Australia & New Zealand
Surcharge revenues	22,679	27,125	(4,446)	(16.4)
Interchange revenues	1,064	148	916	618.9
Bank-branding and surcharge-free network revenues	—	23	(23)	n/m
Managed services revenues	4,031	3,439	592	17.2
Other revenues	1,250	2,156	(906)	(42.0)
Australia & New Zealand total ATM operating revenues	29,024	32,891	(3,867)	(11.8)
Eliminations	(2,901)	(2,766)	(135)	4.9
Total ATM operating revenues	$329,221	$373,260	$(44,039)	(11.8)%

North America. For the three months ended June 30, 2018, our ATM operating revenues in our North America segment decreased $44.9 million, or 18.5%, compared to the same period of 2017. The decrease was primarily attributable to the termination of the 7-Eleven contract in the U.S. and the removal of ATMs at 7-Eleven locations during the second half of 2017 and the first two months of 2018. 7-Eleven locations in the U.S. accounted for approximately 23% of North America revenues in the second quarter of 2017. The decline attributable to the loss of the 7-Eleven relationship was partially offset by revenue growth in the rest of the U.S. as a result of the growth in same-store transactions and in bank and network branding revenues. In addition, during the second quarter of 2017, we experienced software related issues in conjunction with our ATM upgrades and EMV compliance effort, which caused some downtime at a significant number of our ATMs.

Europe & Africa. For the three months ended June 30, 2018, our ATM operating revenues in our Europe & Africa segment increased $4.9 million, or 4.8%, compared to the same period of 2017. Our ATM operating revenues would have been lower by approximately $6.4 million for the three months ended June 30, 2018, absent the beneficial foreign currency exchange rate movements. Adjusted for foreign currency movements, ATM operating revenues were down 1.6%, driven in part by declines in same-store transactions and fewer transacting ATMs in the U.K., in response to the impending changes in LINK interchange rates. The decline in U.K revenues was mostly offset by an increase in the number of transacting ATMs from new ATM placement agreements in South Africa, Spain, and Germany. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

Australia & New Zealand. For the three months ended June 30, 2018, our ATM operating revenues in our Australia & New Zealand segment decreased $3.9 million, or 11.8%, compared to the same period of 2017. ATM operating revenues were down primarily due to a decline in the number of transacting ATMs and fewer transactions per ATM.

ATM product sales and other revenues. For the three months ended June 30, 2018, our ATM product sales and other revenues remained consistent compared to the same period of 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

ATM operating revenues. ATM operating revenues during the six months ended June 30, 2018 decreased $66.1 million, or 9.2%, compared to the same period of 2017. The decrease in ATM operating revenues was primarily attributable to the removal of ATMs at 7-Eleven locations in the U.S.

The following table details, by segment, the changes in the various components of ATM operating revenues:

	Six Months Ended
	June 30,
	2018	2017	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$179,801	$220,207	$(40,406)	(18.3)%
Interchange revenues	71,638	104,403	(32,765)	(31.4)
Bank-branding and surcharge-free network revenues	88,437	94,259	(5,822)	(6.2)
Managed services revenues	26,092	24,319	1,773	7.3
Other revenues	26,950	26,189	761	2.9
North America total ATM operating revenues	392,918	469,377	(76,459)	(16.3)
Europe & Africa
Surcharge revenues	57,057	50,633	6,424	12.7
Interchange revenues	139,870	130,320	9,550	7.3
Other revenues	5,063	5,377	(314)	(5.8)
Europe & Africa total ATM operating revenues	201,990	186,330	15,660	8.4
Australia & New Zealand
Surcharge revenues	46,749	53,209	(6,460)	(12.1)
Interchange revenues	2,189	2,176	13	0.6
Bank-branding and surcharge-free network revenues	—	81	(81)	n/m
Managed services revenues	8,210	6,731	1,479	22.0
Other revenues	2,513	2,187	326	14.9
Australia & New Zealand total ATM operating revenues	59,661	64,384	(4,723)	(7.3)
Eliminations	(5,617)	(5,043)	(574)	11.4
Total ATM operating revenues	$648,952	$715,048	$(66,096)	(9.2)%

North America. For the six months ended June 30, 2018, our ATM operating revenues in our North America segment decreased $76.5 million, or 16.3%, compared to the same period of 2017. The decrease was primarily attributable to lower revenue in the U.S. attributable to the removal of ATMs at 7-Eleven locations during the second half of 2017 and the first two months of 2018. Revenues attributable to 7-Eleven locations in the U.S. were approximately 23% of North America revenues in the six months ended June 30, 2017. 7-Eleven did not contribute to the Company’s revenues in the three months ended June 30, 2018. The decline attributable to the loss of the 7-Eleven relationship was partially offset by revenue growth in the rest of the U.S. as a result of the growth in same-store transactions and in bank and network branding revenues. In addition, during the first half of 2017, we experienced software related issues in conjunction with our ATM upgrades and EMV compliance effort, as well as a service disruption at a number of ATMs caused by a third-party software issue, which caused some downtime at a significant number of our ATMs. During the first six months of 2018, the Company experienced high levels of availability across its U.S. ATM fleet.

Europe & Africa. For the six months ended June 30, 2018, our ATM operating revenues in our Europe & Africa segment increased $15.7 million, or 8.4%, compared to the same period of 2017. Our ATM operating revenues would have been lower by approximately $17.4 million for the six months ended June 30, 2018, absent the beneficial foreign currency exchange rate movements. Adjusted for foreign currency movements, ATM operating revenue decreased approximately 1%, partially due to fewer transacting ATMs in the U.K., related to the impending changes in LINK interchange rates, and declines in same-store transactions. The decrease in revenues in the U.K. were mostly offset by an increase in the number of transacting ATMs from new ATM placement agreements in South Africa, Spain, and Germany. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

Australia & New Zealand. For the six months ended June 30, 2018, our ATM operating revenues in the Australia & New Zealand segment were down $4.7 million, or 7.3%, compared to the same period of 2017. ATM operating revenues were down primarily due to a decline in the number of transacting ATMs and fewer transactions per ATM.

ATM product sales and other revenues. For the six months ended June 30, 2018, our ATM product sales and other revenues increased $0.6 million compared to the same period of 2017. The increase was primarily related to additional equipment sales in our North America and Europe & Africa segments.

Cost of Revenues (exclusive of depreciation, accretion, and amortization of intangible assets)

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2018	2017	% Change	2018	2017	% Change
	(In thousands, excluding percentages)
North America
Cost of ATM operating revenues	$131,121	$160,326	(18.2)%	$264,983	$314,987	(15.9)%
Cost of ATM product sales and other revenues	9,068	9,818	(7.6)	20,590	21,020	(2.0)
North America total cost of revenue	140,189	170,144	(17.6)	285,573	336,007	(15.0)
Europe & Africa
Cost of ATM operating revenues	64,132	64,102	—	124,770	120,100	3.9
Cost of ATM product sales and other revenues	780	960	(18.8)	1,676	3,600	(53.4)
Europe & Africa total cost of revenues	64,912	65,062	(0.2)	126,446	123,700	2.2
Australia & New Zealand
Cost of ATM operating revenues	21,792	23,687	(8.0)	44,389	46,240	(4.0)
Cost of ATM product sales and other revenues	238	428	(44.4)	582	1,253	(53.6)
Australia & New Zealand total cost of revenues	22,030	24,115	(8.6)	44,971	47,493	(5.3)
Corporate	91	183	(50.3)	175	140	25.0

Eliminations	(1,783)	(1,904)	(6.4)	(3,474)	(3,178)	9.3

Cost of ATM operating revenues	215,353	246,484	(12.6)	430,843	478,411	(9.9)
Cost of ATM product sales and other revenues	10,086	11,116	(9.3)	22,848	25,751	(11.3)
Total cost of revenues	$225,439	$257,600	(12.5)%	$453,691	$504,162	(10.0)%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) during the three months ended June 30, 2018 decreased $31.1 million, or 12.6%, compared to the same period of 2017. The decrease in the Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) was primarily attributable to the decline in ATM operating revenue, largely due to the removal of ATMs at 7-Eleven locations in the U.S.

The following table details, by segment, the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Three Months Ended
	June 30,
	2018	2017	Change	% Change
	(In thousands, excluding percentages)
North America
Merchant commissions	$66,118	$82,019	$(15,901)	(19.4)%
Vault cash rental	12,034	13,802	(1,768)	(12.8)
Other costs of cash	13,973	18,835	(4,862)	(25.8)
Repairs and maintenance	11,214	16,720	(5,506)	(32.9)
Communications	4,027	5,760	(1,733)	(30.1)
Transaction processing	1,429	2,284	(855)	(37.4)
Employee costs	9,054	8,638	416	4.8
Other expenses	13,272	12,268	1,004	8.2
North America total cost of ATM operating revenues	131,121	160,326	(29,205)	(18.2)
Europe & Africa
Merchant commissions	27,410	27,812	(402)	(1.4)
Vault cash rental	3,544	3,280	264	8.0
Other costs of cash	6,092	5,947	145	2.4
Repairs and maintenance	3,525	3,499	26	0.7
Communications	3,254	2,952	302	10.2
Transaction processing	4,659	4,337	322	7.4
Employee costs	11,630	9,754	1,876	19.2
Other expenses	4,018	6,521	(2,503)	(38.4)
Europe & Africa total cost of ATM operating revenues	64,132	64,102	30	—
Australia & New Zealand
Merchant commissions	12,369	13,640	(1,271)	(9.3)
Vault cash rental	2,115	1,344	771	57.4
Other costs of cash	1,875	2,169	(294)	(13.6)
Repairs and maintenance	2,430	1,877	553	29.5
Communications	852	969	(117)	(12.1)
Transaction processing	599	501	98	19.6
Employee costs	1,357	1,466	(109)	(7.4)
Other expenses	195	1,721	(1,526)	(88.7)
Australia & New Zealand total cost of ATM operating revenues	21,792	23,687	(1,895)	(8.0)
Corporate	91	183	(92)	(50.3)
Eliminations	(1,783)	(1,814)	31	(1.7)
Total cost of ATM operating revenues	$215,353	$246,484	$(31,131)	(12.6)%

North America. For the three months ended June 30, 2018, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our North America segment decreased $29.2 million, or 18.2%, compared to the same period of 2017. The decrease was attributable to the following: (i) the decline in costs across most categories as a result of the removal of ATMs at 7-Eleven locations in the U.S., (ii) improved operational efficiency,

(iii) lower other cost of cash in 2018 primarily due to lower charges from networks for suspected fraudulent transactions following the EMV liability shift on the MasterCard network, and (iv) lower maintenance costs in 2018 compared to 2017 related primarily to the software upgrades at certain Company-owned ATMs during 2017.

Europe & Africa. For the three months ended June 30, 2018, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Europe & Africa segment remained constant compared to the same period of 2017. Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) were down approximately $4.0 million, or 6.2%. Approximately half of this decrease was due to a revision of our estimated liability for business rates (property taxes) on ATMs. The remaining decrease was consistent with the constant-currency decline in ATM operating revenues and our efforts to reduce operating costs in the U.K. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

Australia & New Zealand. For the three months ended June 30, 2018, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Australia & New Zealand segment decreased $1.9 million, or 8.0%, compared to the same period of 2017. This change is consistent with the decline in ATM operating revenues.

Cost of ATM product sales and other revenues. For the three months ended June 30, 2018, our cost of ATM product sales and other revenues decreased $1.0 million compared to the same period of 2017 as we expanded margins on our equipment sales.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) during the six months ended June 30, 2018 decreased $47.6 million, or 9.9%, compared to the same period in 2017. The decrease in the Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) was primarily attributable to the decline in operating costs following the removal of ATMs at 7-Eleven locations in the U.S.

The following table details, by segment, the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Six Months Ended
	June 30,
	2018	2017	Change	% Change
	(In thousands, excluding percentages)
Cost of ATM operating revenues
North America
Merchant commissions	$132,700	$158,579	$(25,879)	(16.3)%
Vault cash rental	24,516	27,041	(2,525)	(9.3)
Other costs of cash	30,070	39,324	(9,254)	(23.5)
Repairs and maintenance	21,973	32,593	(10,620)	(32.6)
Communications	8,185	10,900	(2,715)	(24.9)
Transaction processing	3,025	4,820	(1,795)	(37.2)
Employee costs	17,923	16,675	1,248	7.5
Other expenses	26,591	25,055	1,536	6.1
North America total cost of ATM operating revenues	264,983	314,987	(50,004)	(15.9)
Europe & Africa
Merchant commissions	53,176	52,141	1,035	2.0
Vault cash rental	6,962	6,525	437	6.7
Other costs of cash	12,705	10,948	1,757	16.0
Repairs and maintenance	7,546	6,968	578	8.3
Communications	6,651	5,658	993	17.6
Transaction processing	8,790	8,008	782	9.8
Employee costs	22,761	19,282	3,479	18.0
Other expenses	6,179	10,570	(4,391)	(41.5)
Europe & Africa total cost of ATM operating revenues	124,770	120,100	4,670	3.9
Australia & New Zealand
Merchant commissions	24,998	26,858	(1,860)	(6.9)
Vault cash rental	4,381	3,512	869	24.7
Other costs of cash	3,816	5,250	(1,434)	(27.3)
Repairs and maintenance	4,930	3,844	1,086	28.3
Communications	1,850	2,267	(417)	(18.4)
Transaction processing	1,276	1,097	179	16.3
Employee costs	2,689	2,848	(159)	(5.6)
Other expenses	449	564	(115)	(20.4)
Australia & New Zealand total cost of ATM operating revenues	44,389	46,240	(1,851)	(4.0)
Corporate	175	140	35	25.0
Eliminations	(3,474)	(3,056)	(418)	13.7
Total cost of ATM operating revenues	$430,843	$478,411	$(47,568)	(9.9)%

North America. For the six months ended June 30, 2018, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our North America segment decreased $50.0 million, or 15.9%, compared to the same period of 2017. The decrease was attributable to the following: (i) the decline in costs across most categories as a result of the removal of ATMs at 7-Eleven locations in the U.S., (ii) improved operational efficiency, (iii) lower other cost of cash in 2018 primarily due to lower charges from networks for suspected fraudulent transactions following the EMV liability shift on the MasterCard network, and (iv) lower maintenance costs in 2018 compared to 2017 related primarily to the software upgrades at certain Company-owned ATMs during 2017.

Europe & Africa. For the six months ended June 30, 2018, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Europe & Africa segment increased $4.7 million, or 3.9%, compared to the same period of 2017. Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) were down approximately

$6.1 million. This constant-currency decline in operating costs is primarily due to a revision to our estimated liability for business rates (property taxes) on ATMs. Otherwise, consistent with approximately flat ATM operating revenues growth on a constant-currency basis and our efforts to reduce operating costs in the U.K., our cost of ATM operating revenues were approximately flat. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

Australia & New Zealand. For the six months ended June 30, 2018, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Australia & New Zealand segment decreased $1.9 million, or 4.0%, compared to the same period of 2017. This change is consistent with the decline in ATM operating revenues.

Cost of ATM product sales and other revenues. For the six months ended June 30, 2018, our cost of ATM product sales and other revenues decreased $2.9 million compared to the same period of 2017.

Selling, General, and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2018	2017	% Change	2018	2017	% Change
	(In thousands, excluding percentages)
Selling, general, and administrative expenses	$37,505	$40,030	(6.3)%	$76,885	$79,739	(3.6)%
Share-based compensation expense	3,423	3,440	(0.5)	5,783	5,680	1.8
Total selling, general, and administrative expenses	$40,928	$43,470	(5.8)%	$82,668	$85,419	(3.2)%

Percentage of total revenues:
Selling, general, and administrative expenses	11.0%	10.4%		11.4%	10.7%
Share-based compensation expense	1.0%	0.9%		0.9%	0.8%
Total selling, general, and administrative expenses	12.0%	11.3%		12.2%	11.5%

Selling, general, and administrative expenses (“SG&A expenses”), excluding share-based compensation expense. For the three and six months ended June 30, 2018, SG&A expenses, excluding share-based compensation expense, decreased $2.5 million, or 6.3%, and $2.9 million, or 3.6%, respectively, compared to the same periods of 2017. The decrease was primarily due to our restructuring efforts, discussed further below, which commenced in early 2017, partially offset by the impact of currency rate movements.

Share-based compensation expense. For the three and six months ended June 30, 2018, share-based compensation expense remained constant compared to the same periods of 2017. For additional information related to share-based compensation expense, see Item 1. Financial Statements, Note 5. Share-based Compensation.

Restructuring Expenses

During 2017, we initiated a global corporate reorganization and cost reduction initiative (the “Restructuring Plan”), intended to improve our cost structure and operating efficiency. The Restructuring Plan included workforce reductions, facilities closures, contract terminations, and other cost reduction measures. We incurred $8.2 million and $10.4 million of pre-tax expenses related to our Restructuring Plan during the six and twelve months ended June 30, 2017 and December 31, 2017, respectively. During 2018, we implemented additional workforce reductions in an effort to continue our cost reduction initiative. During the three and six months ended June 30, 2018, we incurred $2.1 million and $4.5 million of pre-tax expenses, largely consisting of employee severance. During the remainder of 2018, our Restructuring Plan activities may include additional workforce reductions, certain facilities closures, and other cost reduction measures.

For additional information, see Item 1. Financial Statements, Note 1. General and Basis of Presentation – (e) Restructuring Expenses.

Acquisition and Divestiture-related Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2018	2017	% Change	2018	2017	% Change
	(In thousands, excluding percentages)
Acquisition and divestiture-related expenses	$913	$3,993	(77.1)%	$2,633	$12,449	(78.8)%

Percentage of total revenues	0.3%	1.0%		0.4%	1.7%

Acquisition and divestiture-related expenses. For the three and six months ended June 30, 2018, acquisition and divestiture-related expenses included acquisition related professional fees, employee severance, and lease termination costs related to certain DCPayments operations. For the three and six months ended June 30, 2017, acquisition and divestiture-related expenses include professional services and other costs associated with the completion and integration of the DCPayments and Spark acquisitions in January 2017.

Depreciation and Accretion Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2018	2017	% Change	2018	2017	% Change
	(In thousands, excluding percentages)
Depreciation and accretion expense	$31,764	$29,755	6.8%	$62,806	$58,876	6.7%

Percentage of total revenues	9.3%	7.7%		9.3%	7.9%

Depreciation and accretion expense. For the three and six months ended June 30, 2018, depreciation and accretion expense increased $2.0  million, or 6.8%, and $3.9 million, or 6.7%, respectively, compared to the same periods of 2017. This increase was primarily due to capital additions during 2017 and changes in currency exchange rates.

Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2018	2017	% Change	2018	2017	% Change
	(In thousands, excluding percentages)
Amortization of intangible assets	$13,498	$15,247	(11.5)%	$27,269	$30,427	(10.4)%

Percentage of total revenues	4.0%	4.0%		4.0%	4.1%

Amortization of intangible assets. For the three and six months ended June 30, 2018, amortization of intangible assets decreased by $1.7 million, or 11.5%, and $3.2 million, or 10.4%, respectively, compared to the same periods of 2017. This decrease was primarily due to the $54.5 million intangible asset impairment charge taken in the third quarter of 2017 related to our Australia and New Zealand segment, which reduced the overall value of our intangible assets subject to amortization.

Loss on Disposal and Impairment of Assets

	Three Months Ended				Six Months Ended
	June 30,				June 30,

	2018	2017	% Change		2018	2017	% Change
	(In thousands, excluding percentages)
Loss on disposal and impairment of assets	$9,697	$669	n/m	%	$15,117	$3,863	n/m	%

Percentage of total revenues	2.8%	0.2%			2.2%	0.5%

Loss on disposal and impairment of assets. During the three and six months ended June 30, 2018, we recognized losses of $9.7 million, and $15.1 million, respectively, related to the disposal and impairment of assets. The increase relative to prior periods was a result of the decision to not redeploy certain ATM models. Although many ATMs in our U.S. operations that were impaired remain deployable, a combination of many factors including the size, functionality, estimated upgrade costs, and availability of suitable placements resulted in a change of plans relative to certain models such that the units not currently in service were deemed not likely to be deployed. These ATM assets, with a net book value of approximately $7 million, were written down to their estimated net realizable value. The remaining loss was a result of other ATM asset disposals in the ordinary course of business and, in the three months ended March 31, 2018, disposals related to the exit from a leased facility in the U.K.

Interest Expense, net

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2018	2017	% Change	2018	2017	% Change
	(In thousands, excluding percentages)
Interest expense, net	$9,159	$9,460	(3.2)%	$18,333	$16,017	14.5%

Percentage of total revenues	2.7%	2.5%		2.7%	2.2%

Interest expense, net. For the three months ended June 30, 2018, interest expense, net, decreased $0.3 million, or 3.2%, and for the six months ended June 30, 2018 increased $2.3 million, or 14.5%. The increase for the six months ended June 30, 2018 was attributable to the issuance of our 5.5% senior notes due 2025 during the second quarter of 2017, which had a higher interest rate than the rate under our revolving credit facility, which was partially repaid with the proceeds from the issuances of these notes. The slight decrease in expense during the three months ended June 30, 2018 was attributable to lower outstanding balances on the Company’s revolving credit facility. For additional information related to our outstanding borrowings, see Item 1. Financial Statements, Note 10. Long-Term Debt.

Income Tax Expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2018	2017	% Change	2018	2017	% Change
	(In thousands, excluding percentages)
Income tax expense	$2,586	$4,670	(44.6)%	$2,555	$1,718	48.7%

Effective tax rate	40.7%	23.6%		72.1%	10.8%

Income tax expense. The Company’s income tax expense for the three months ended June 30, 2018 totaled $2.6 million resulting in an effective tax rate of 40.7%, compared to an expense of approximately $4.7 million, and an effective tax rate of 23.6%, for the same period of 2017. The increase in the effective tax rate for the three and six months ended June 30, 2018, was largely attributable to (i) the limitation of interest expense the Company could deduct in the U.S. as a result of U.S. Tax Reform, ii) the limitation of deductions in Australia, and iii) the additional tax expense related to share-based compensation in 2018, compared to an excess tax benefit in the same period of 2017.

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, Adjusted EBITA, Adjusted Net Income, Adjusted Net Income per diluted share, Adjusted Free Cash Flow, and certain results prepared in accordance U.S. GAAP, as well as non-GAAP measures on a constant-currency basis represent non-GAAP financial measures provided as a complement to financial results prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures reported by other companies. We use these non-GAAP financial measures in managing and measuring the performance of our business, including setting and measuring incentive based compensation for management. We believe that the presentation of these measures and the identification of notable, non-cash, and/or (if applicable in a particular period) certain costs not anticipated to occur in future periods enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years. Adjusted EBITDA and Adjusted EBITA exclude amortization of intangible assets, share-based compensation expense, acquisition and divestiture-related expenses, certain non-operating expenses, (if applicable in a particular period) certain costs not anticipated to occur in future periods, gains or losses on disposal and impairment of assets, our obligation for the payment of income taxes, interest expense, and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Additionally, Adjusted EBITDA excludes depreciation and accretion expense. Depreciation and accretion expense and amortization of intangible assets are excluded as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired. Adjusted Net Income represents net income computed in accordance with U.S. GAAP, before amortization of intangible assets, gains or losses on disposal and impairment of assets, share-based compensation expense, certain other expense amounts, acquisition and divestiture-related expenses, certain non-operating expenses, and (if applicable in a particular period) certain costs not anticipated to occur in future periods (together, the “Adjustments”). The non-GAAP tax rate used to calculate Adjusted Net Income was approximately 24.5% and 25.1% for the three and six months ended June 30, 2018, respectively, and 27.7% and 27.9% for the three and six months ended June 30, 2017, respectively. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by weighted average diluted shares outstanding. Adjusted Free Cash Flow is defined as cash provided by operating activities less the impact of changes in restricted cash due to the timing of settlements, and less payments for capital expenditures, including those financed through direct debt, but excluding acquisitions. The Adjusted Free Cash Flow measure does not take into consideration certain other non-discretionary cash requirements such as mandatory principal payments on portions of our long-term debt. Management calculates certain U.S. GAAP as well as non-GAAP measures on a constant-currency basis using the average foreign currency exchange rates applicable in the corresponding period of the previous year and applying these rates to the measures in the current reporting period. Management uses U.S. GAAP as well as non-GAAP measures on a constant-

currency basis to assess performance and eliminate the effect foreign currency exchange rates have on comparability between periods.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income attributable to controlling interests and available to common shareholders	$3,767	$15,158	$999	$14,257
Adjustments:
Interest expense, net	9,159	9,460	18,333	16,017
Amortization of deferred financing costs and note discount	3,355	3,146	6,663	6,122
Income tax expense	2,586	4,670	2,555	1,718
Depreciation and accretion expense	31,764	29,755	62,806	58,876
Amortization of intangible assets	13,498	15,247	27,269	30,427
EBITDA	$64,129	$77,436	$118,625	$127,417

Add back:
Loss on disposal and impairment of assets	9,697	669	15,117	3,863
Other (income) expense (1)	(2,187)	1,945	(27)	365
Noncontrolling interests (2)	18	(6)	19	(10)
Share-based compensation expense	3,513	3,623	5,958	5,820
Restructuring expenses (3)	2,063	—	4,476	9,003
Acquisition and divestiture-related expenses (4)	913	3,993	2,633	12,449
Adjusted EBITDA	$78,146	$87,660	$146,801	$158,907
Less:
Depreciation and accretion expense (5)	31,764	29,754	62,805	58,872
Adjusted EBITA	$46,382	$57,906	$83,996	$100,035
Less:
Interest expense, net	9,159	9,460	18,333	16,017
Adjusted pre-tax income	37,223	48,446	65,663	84,018
Income tax expense (6)	9,120	13,418	16,481	23,449
Adjusted Net Income	$28,103	$35,028	$49,182	$60,569

Adjusted Net Income per share – basic	$0.61	$0.77	$1.07	$1.33
Adjusted Net Income per share – diluted	$0.61	$0.76	$1.06	$1.31

Weighted average shares outstanding – basic	45,927,732	45,637,778	45,880,661	45,564,527
Weighted average shares outstanding – diluted	46,378,813	46,222,112	46,357,776	46,272,191

(1)	Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition-related contingent consideration payable, and other non-operating costs.
(2)	Noncontrolling interests adjustment made such that Adjusted EBITDA includes only our ownership interest in the Adjusted EBITDA of one of our Mexican subsidiaries.
(3)

Includes employee severance and other costs incurred in conjunction with a corporate reorganization and cost reduction initiative, and in the six months ended June 30, 2017, expenses associated with the Company’s redomicile of its parent company to the U.K., which was completed on July 1, 2016.

(4)

Acquisition and divestiture-related expenses include costs incurred for professional and legal fees and certain other transition and integration-related costs. Expenses include employee severance and lease termination costs related to DCPayments acquisition integration in the six months ended June 30, 2018.

(5)	Amounts exclude a portion of the expenses incurred by one of our Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.
(6)

For the three and six months ended June 30, 2018, the non-GAAP tax rate used to calculate Adjusted Net Income was approximately 24.5% and 25.1%, respectively, and 27.7% and 27.9%, for the three and six months ended June 30, 2017, which represents the Company’s GAAP tax rate as adjusted for the net tax effects related to the items excluded from Adjusted Net Income.

Reconciliation of U.S. GAAP Revenue to Constant-Currency Revenue

(In thousands, excluding percentages)

Consolidated revenue:	Three Months Ended
	June 30,
	2018			2017	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$329,221	$(7,977)	$321,244	$373,260	(11.8)%	(13.9)%
ATM product sales and other revenues	11,766	(175)	11,591	11,852	(0.7)	(2.2)
Total revenues	$340,987	$(8,152)	$332,835	$385,112	(11.5)%	(13.6)%

	Six Months Ended
	June 30,
	2018			2017	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$648,952	$(21,527)	$627,425	$715,048	(9.2)%	(12.3)%
ATM product sales and other revenues	28,219	(498)	27,721	27,636	2.1	0.3
Total revenues	$677,171	$(22,025)	$655,146	$742,684	(8.8)%	(11.8)%

Europe & Africa revenue:	Three Months Ended
	June 30,
	2018			2017	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$105,809	$(6,444)	$99,365	$100,946	4.8%	(1.6)%
ATM product sales and other revenues	2,041	(116)	1,925	2,208	(7.6)	(12.8)
Total revenues	$107,850	$(6,560)	$101,290	$103,154	4.6%	(1.8)%

	Six Months Ended
	June 30,
	2018			2017	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$201,990	$(17,354)	$184,636	$186,330	8.4%	(0.9)%
ATM product sales and other revenues	4,304	(359)	3,945	4,071	5.7	(3.1)
Total revenues	$206,294	$(17,713)	$188,581	$190,401	8.3%	(1.0)%

Australia & New Zealand revenue:	Three Months Ended
	June 30,
	2018			2017	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$29,024	$(235)	$28,789	$32,891	(11.8)%	(12.5)%
ATM product sales and other revenues	97	(1)	96	74	31.1	29.7
Total revenues	$29,121	$(236)	$28,885	$32,965	(11.7)%	(12.4)%

	Six Months Ended
	June 30,
	2018			2017	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$59,661	$(1,325)	$58,336	$64,384	(7.3)%	(9.4)%
ATM product sales and other revenues	155	(3)	152	159	(2.5)	(4.4)
Total revenues	$59,816	$(1,328)	$58,488	$64,543	(7.3)%	(9.4)%

Reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per diluted share on a Non-GAAP basis to Constant-Currency

	Three Months Ended
	June 30,
	2018			2017	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency
Adjusted EBITDA	$78,146	$(2,263)	$75,883	$87,660	(10.9)%	(13.4)%

Adjusted Net Income	$28,103	$(944)	$27,159	$35,028	(19.8)%	(22.5)%

Adjusted Net Income per share – diluted (2)	$0.61	$(0.02)	$0.59	$0.76	(19.7)%	(22.4)%

	Six Months Ended
	June 30,
	2018			2017	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency
Adjusted EBITDA	$146,801	$(5,895)	$140,906	$158,907	(7.6)%	(11.3)%

Adjusted Net Income	$49,182	$(2,333)	$46,849	$60,569	(18.8)%	(22.7)%

Adjusted Net Income per share – diluted (2)	$1.06	$(0.05)	$1.01	$1.31	(19.1)%	(22.9)%

(1)As reported on the Reconciliation of Net Income Attributable to Controlling Interests and Available to Common Shareholders to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income above.

(2)Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by the weighted average diluted shares outstanding of 46,378,813 and 46,222,112 for the three months ended June 30, 2018 and 2017, respectively, and 46,357,776 and 46,272,191 for the six months ended June 30, 2018 and 2017 respectively.

Reconciliation of Adjusted Free Cash Flow

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Net cash provided by operating activities	$60,342	$73,621	$109,775	$96,329
Restricted cash settlement activity (1)	(1,111)	510	(25,349)	(11,749)
Adjusted cash provided by operating activities	59,231	74,131	84,426	84,580
Cash used in investing activities, excluding acquisitions and divestitures (2)	(25,943)	(31,307)	(46,682)	(69,868)
Adjusted free cash flow	$33,288	$42,824	$37,744	$14,712

(1)

Restricted cash settlement activity represents the change in the Company’s restricted cash excluding the portion of the change that is attributable to foreign exchange and disclosed as part of the effect of exchange rate changes on cash, cash equivalents, and restricted cash in the accompanying Consolidated Statements of Cash Flows.

(2)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and other assets. Additionally, capital expenditure amounts for one of our Mexican subsidiaries are reflected gross of any noncontrolling interest amounts.

Liquidity and Capital Resources

Overview

As of June 30, 2018, we had $40.3 million in cash and cash equivalents, and $878.4 million in outstanding long-term debt.

We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facility, and the issuance of debt and equity securities. We have generally used a portion of our cash flows to invest in additional ATMs, either through acquisitions or through organic growth. We have also used cash to pay interest and principal amounts outstanding under our borrowings. As we collect a sizable portion of our cash from sales on a daily basis but generally pay our vendors on 30 day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess available cash flow to reduce borrowings made under our revolving credit facility and to fund capital expenditures. Accordingly, it is not uncommon for us to reflect a working capital deficit position in the accompanying Consolidated Balance Sheets.

We believe that our cash on hand and our current revolving credit facility will be sufficient to meet our working capital requirements and contractual commitments for the next twelve months. We expect to fund our working capital needs from cash flows from our operations and borrowings under our revolving credit facility, to the extent needed.

Operating Activities

Net cash provided by operating activities totaled $109.8 million during the six months ended June 30, 2018, compared to $96.3 million during the same period of 2017. On January 1, 2018, we adopted the guidance in ASU 2016-18, Statement of Cash Flows Restricted Cash (Topic 230). In accordance with guidance, we have included the balance of restricted cash together with cash and cash equivalents in presenting the Consolidated Statements of Cash Flows and have applied the changes retrospectively. Also as a result of the new cash flow guidance, we will recognize contingent consideration payments up to the amount of the liability recognized at the acquisition date in financing activities, and any excess in operating activities. We do not anticipate that the classification guidance will result in any other significant changes to the operating, investing, or financing cash flows that would otherwise be reported. The increase in net cash provided by operating activities during the first six months is primarily attributable to the timing of restricted cash settlement activity and other year-over-year improvements in working capital changes.

Investing Activities

Net cash used in investing activities totaled $46.7 million during the six months ended June 30, 2018, compared to $554.5 million during the same period of 2017. The decrease in net cash used in investing activities is primarily attributable to the DCPayments and Spark acquisitions completed during January 2017. Additionally, our capital expenditures were lower during the six months ended June 30, 2018, compared to the same period in 2017 primarily due to fewer ATM upgrades.

Anticipated future capital expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be attributable to the following: i) organic growth projects, including the purchase of ATMs for both new and existing ATM management agreements; ii) various compliance requirements as discussed in Recent Events and Trends – Capital investments above; and iii) investments in our infrastructure. Through June 30, 2018, our capital expenditures were $46.7 million. We expect that our capital expenditures for the twelve months ended December 31, 2018 will total approximately $115 million and be funded primarily through our cash flows from operations.

Financing Activities and Facilities

Net cash used in financing activities totaled $48.0 million during the six months ended June 30, 2018, compared to cash provided by financing activities of $456.3 million during the same period of 2017. The cash provided by financing activities in 2017 is primarily attributable to proceeds from borrowings under our revolving credit facility and new debt offering used to fund the DCPayments and Spark acquisitions. During the six months ended June 30, 2018, we repaid a portion of our borrowings outstanding under our revolving credit facility from our cash flow from operations less amounts spent for capital expenditures.

For information related to our financing facilities, see Item 1. Financial Statements, Note 10. Long-term Debt.

New Accounting Pronouncements

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

We are exposed to certain risks related to our ongoing business operations, including interest rate risk associated with our vault cash rental obligations and, to a lesser extent, borrowings under our revolving credit facility. The following quantitative and qualitative information is provided about financial instruments to which we were a party at June 30, 2018, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Interest Rate Risk

Vault cash rental expense. As our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates in the U.S., the U.K., Germany, and Spain. In Australia, the formula is based on the Bank Bill Swap Rates (“BBSY”), in South Africa, the rate is based on the South African Prime Lending rate, in Canada, the rate is based on the Bank of Canada’s Bankers Acceptance Rate and the Canadian Prime Rate, and in Mexico, the rate is based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”).

As a result of the significant sensitivity surrounding our vault cash rental expense, we have entered into a number of interest rate swap contracts with varying notional amounts and fixed interest rates in the U.S., the U.K., and Australia to effectively fix the rate we pay on the amounts of our current and anticipated outstanding vault cash balances.

The notional amounts, weighted average fixed rates, and terms associated with our interest rate swap contracts that are currently in place in the U.S. and the U.K. (as of the date of the issuance of this Form 10-Q) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts	Weighted Average Fixed Rate
U.S. $	U.S.	U.K. £	U.K.	Term
(In millions)		(In millions)
$1,450	2.11%	£550	0.82%	July 1, 2018 – December 31, 2018
$1,000	2.06%	£550	0.90%	January 1, 2019 – December 31, 2019
$1,000	2.06%	£500	0.94%	January 1, 2020 – December 31, 2020
$400	1.46%	£500	0.94%	January 1, 2021 – December 31, 2021
$400	1.46%	£500	0.94%	January 1, 2022 – December 31, 2022

The notional amounts, weighted average fixed rates, and terms associated with our interest rate swap contracts that are currently in place in Australia (as of the date of the issuance of this Form 10-Q) are as follows:

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$85	3.11%	July 1, 2018 – September 28, 2018
$35	2.98%	September 29, 2018 – February 28, 2019

Summary of Interest Rate Exposure on Average Outstanding Vault Cash Balances

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in North America based on our average outstanding vault cash balance for the quarter ended June 30, 2018 and assuming a 100 basis point increase in interest rates (in millions):

North America
Average outstanding vault cash balance	$1,825
Interest rate swap contracts fixed notional amount	(1,450)
Residual unhedged outstanding vault cash balance	$375

Additional annual interest incurred on 100 basis point increase	$3.75

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

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Europe & Africa based on our average outstanding vault cash balance for the quarter ended June 30, 2018 and assuming a 100 basis point increase in interest rates (in millions):

Europe & Africa
Average outstanding vault cash balance	$1,223
Interest rate swap contracts fixed notional amount	(731)
Residual unhedged outstanding vault cash balance	$492

Additional annual interest incurred on 100 basis point increase	$4.92

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Australia based on our average outstanding vault cash balance for the quarter ended June 30, 2018 and assuming a 100 basis point increase in interest rates (in millions):

Australia
Average outstanding vault cash balance	$215
Interest rate swap contracts fixed notional amount	(90)
Residual unhedged outstanding vault cash balance	$125

Additional annual interest incurred on 100 basis point increase	$1.25

As of June 30, 2018, we had an asset of $31.9 million and a liability of $1.6 million recorded in the accompanying Consolidated Balance Sheets related to our interest rate swap and foreign currency forward contracts, which represented the fair value asset or liability of the interest rate swap and foreign currency forward contracts, as derivative instruments are required to be carried at fair value. The fair value estimate was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These interest rate swap and foreign currency forward contracts are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP). The effective portion of the gain or loss on the derivative instrument is reported as a component of the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. The effective portion is reclassified into earnings in the Vault cash rental expense line item in the accompanying Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings and has been forecasted into earnings.

Interest expense. Our interest expense is also sensitive to changes in interest rates as borrowings under our revolving credit facility accrue interest at floating rates. As of June 30, 2018, our outstanding borrowings under our revolving credit facility, which carries a floating interest rate, were $76.8 million.

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

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Ireland, Germany, Spain, Mexico, Canada, Australia, New Zealand, and South Africa, we are exposed to market risk from changes in foreign currency exchange rates. The functional currencies of our international subsidiaries are their respective local currencies. The results of operations of our international subsidiaries are translated into U.S. dollars using average foreign currency exchange rates in effect during the periods in which those results are recorded and the assets and liabilities are translated using the foreign currency exchange rate in effect as of each balance sheet reporting date. These resulting translation adjustments to assets and liabilities have been reported in the Accumulated other comprehensive loss, net line item in the accompanying Consolidated Balance Sheets. As of June 30, 2018, this accumulated translation loss totaled $47.6 million compared to $24.4 million as of December 31, 2017.

Our consolidated financial results were significantly impacted by changes in foreign currency exchange rates during the six months ended June 30, 2018 compared to the same periods of 2017. Our total revenues during the three and the six months ended June 30, 2018 would have been lower by approximately $8 million and $22 million, respectively, had the foreign currency exchange rates from the same periods of 2017, remained unchanged. A sensitivity analysis indicates that if the U.S. dollar uniformly strengthened or weakened 10.0% against the British pound, Euro, Mexican peso, Australian dollar, South African Rand, or Canadian dollar, the effect upon our operating income would have been approximately $1.8 million and $2.6 million, respectively, for the three and six months ended June 30, 2018. We have entered into foreign currency forward swaps to mitigate our exposure to changes in foreign currency exchange rates related to expected cash flows generated in currencies other than the U.S. dollar that are expected to be converted in U.S dollars within the next twelve months.

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

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In conjunction with the evaluation described above, there have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For additional information related to our material pending legal and regulatory proceedings and settlements, see Part I. Financial Information, Item 1. Financial Statements, Note 15. Commitments and Contingencies.

Item 1A. Risk Factors

You should carefully consider the risks discussed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) and other information included and incorporated by reference in this report. These risks could materially affect our business, financial condition, or future results. There have been no material changes in our assessment of our risk factors from those set forth in our 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Employment Agreement by and between Cardtronics USA, Inc. and Paul Gullo, dated effective as of May 14, 2018.
31.1*	Certification of the Chief Executive Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer and Chief Operations Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer and Chief Operations Officer of Cardtronics plc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDTRONICS PLC

August 2, 2018	/s/ Gary W. Ferrera
Gary W. Ferrera
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

August 2, 2018	/s/ Paul A. Gullo
Paul A. Gullo
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)