Form 10-Q
period 2018-09-30
Cardtronics plc
filed 2018-11-01
CIK 1671013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,’’ “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Shares outstanding as of October 30, 2018:  46,107,312 Ordinary shares, nominal value $0.01 per share.

CARDTRONICS PLC

When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics” we are describing Cardtronics plc and/or our subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CARDTRONICS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,428	$51,370
Accounts and notes receivable, net of allowance for doubtful accounts of $3,128 and $2,001 as of September 30, 2018 and December 31, 2017, respectively	87,150	105,245
Inventory, net	15,317	14,283
Restricted cash	73,870	48,328
Prepaid expenses, deferred costs, and other current assets	106,497	96,106
Total current assets	323,262	315,332
Property and equipment, net of accumulated depreciation of $404,549 and $404,141 as of September 30, 2018 and December 31, 2017, respectively	457,350	497,902
Intangible assets, net	164,480	209,862
Goodwill	759,191	774,939
Deferred tax asset, net	7,412	6,925
Prepaid expenses, deferred costs, and other noncurrent assets	72,386	57,756
Total assets	$1,784,081	$1,862,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term liabilities	$19,690	$31,370
Accounts payable	41,848	44,235
Accrued liabilities	310,754	306,945
Total current liabilities	372,292	382,550
Long-term liabilities:
Long-term debt	835,790	917,721
Asset retirement obligations	55,705	59,920
Deferred tax liability, net	48,812	37,130
Other long-term liabilities	59,744	75,002
Total liabilities	1,372,343	1,472,323

Commitments and contingencies (See Note 15)

Shareholders' equity:
Ordinary shares, $0.01 nominal value; 46,105,014 and 45,696,338 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	461	457
Additional paid-in capital	322,323	316,940
Accumulated other comprehensive loss, net	(33,336)	(33,595)
Retained earnings	122,383	106,670
Total parent shareholders' equity	411,831	390,472
Noncontrolling interests	(93)	(79)
Total shareholders’ equity	411,738	390,393
Total liabilities and shareholders’ equity	$1,784,081	$1,862,716

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, excluding share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
ATM operating revenues	$329,837	$390,143	$978,789	$1,105,191
ATM product sales and other revenues	10,338	11,807	38,557	39,443
Total revenues	340,175	401,950	1,017,346	1,144,634
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below. See Note 1(c))	216,849	251,136	647,692	729,547
Cost of ATM product sales and other revenues	8,680	8,920	31,528	34,671
Total cost of revenues	225,529	260,056	679,220	764,218
Operating expenses:
Selling, general, and administrative expenses	41,896	46,132	124,564	131,551
Redomicile-related expenses	—	22	—	782
Restructuring expenses	1,058	—	5,534	8,243
Acquisition and divestiture-related expenses	—	2,889	2,633	15,338
Goodwill and intangible asset impairment	—	194,521	—	194,521
Depreciation and accretion expense	30,647	29,807	93,453	88,683
Amortization of intangible assets	12,994	14,996	40,263	45,423
Loss on disposal and impairment of assets	466	22,307	15,583	26,170
Total operating expenses	87,061	310,674	282,030	510,711
Income (loss) from operations	27,585	(168,780)	56,096	(130,295)
Other expense:
Interest expense, net	8,852	9,743	27,185	25,760
Amortization of deferred financing costs and note discount	3,397	3,195	10,060	9,317
Other income	(1,297)	(2,095)	(1,324)	(1,730)
Total other expense	10,952	10,843	35,921	33,347
Income (loss) before income taxes	16,633	(179,623)	20,175	(163,642)
Income tax expense (benefit)	7,854	(4,053)	10,409	(2,335)
Net income (loss)	8,779	(175,570)	9,766	(161,307)
Net loss attributable to noncontrolling interests	(2)	(9)	(14)	(3)
Net income (loss) attributable to controlling interests and available to common shareholders	$8,781	$(175,561)	$9,780	$(161,304)

Net income (loss) per common share – basic	$0.19	$(3.84)	$0.21	$(3.54)
Net income (loss) per common share – diluted	$0.19	$(3.84)	$0.21	$(3.54)

Weighted average shares outstanding – basic	46,073,739	45,662,543	45,945,728	45,597,558
Weighted average shares outstanding – diluted	46,476,787	45,662,543	46,386,523	45,597,558

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$8,779	$(175,570)	$9,766	$(161,307)
Unrealized gain on interest rate swap contracts, net of deferred income tax expense of $1,370 and $1,744 for the three months ended September 30, 2018 and 2017, respectively, and $7,346 and $3,639 for the nine months ended September 30, 2018 and 2017, respectively	5,192	5,190	24,583	10,779
Foreign currency translation adjustments, net of deferred income tax expense of $(164) and $55 for the three months ended September 30, 2018 and 2017, respectively, and $85 and ($1,256) for the nine months ended September 30, 2018 and 2017, respectively	(1,144)	17,871	(24,324)	51,142
Other comprehensive income	4,048	23,061	259	61,921
Total comprehensive income (loss)	12,827	(152,509)	10,025	(99,386)
Less: Comprehensive loss attributable to noncontrolling interests	(5)	(9)	(14)	(4)
Comprehensive income (loss) attributable to controlling interests	$12,832	$(152,500)	$10,039	$(99,382)

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$9,766	$(161,307)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	133,716	134,106
Amortization of deferred financing costs and note discount	10,060	9,317
Share-based compensation expense	10,627	9,971
Deferred income tax (benefit)	1,895	(6,198)
Loss on disposal and impairment of assets	15,583	26,170
Other reserves and non-cash items	(753)	(1,182)
Goodwill and intangible asset impairment	—	194,521
Changes in assets and liabilities:
Decrease (increase) in accounts and notes receivable, net	17,477	(122)
Increase in prepaid expenses, deferred costs, and other current assets	(5,210)	(23,567)
Increase in inventory, net	(3,321)	(3,619)
Decrease (increase) in other assets	4,987	(4,338)
Increase (decrease) in accounts payable	2,397	(20,951)
Increase in accrued liabilities	2,973	21,364
Decrease in other liabilities	(15,615)	(1,731)
Net cash provided by operating activities	184,582	172,434

Cash flows from investing activities:
Additions to property and equipment	(73,357)	(111,424)
Acquisitions, net of cash acquired	—	(484,602)
Net cash used in investing activities	(73,357)	(596,026)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	478,023	968,365
Repayments of borrowings under revolving credit facility	(569,017)	(827,351)
Proceeds from borrowings of long-term debt	—	300,000
Debt issuance costs	—	(5,476)
Tax payments related to share-based compensation	(5,245)	(8,359)
Proceeds from exercises of stock options	14	105
Net cash (used in) provided by financing activities	(96,225)	427,284

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(404)	(4,178)
Net increase (decrease) in cash, cash equivalents, and restricted cash	14,596	(486)

Cash, cash equivalents, and restricted cash as of beginning of period	99,817	105,747
Cash, cash equivalents, and restricted cash as of end of period	$114,413	$105,261

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,754	$19,284
Cash (refund) paid for income taxes	$(1,240)	$3,567

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) General and Basis of Presentation

(a) General

Cardtronics plc, together with its wholly and majority-owned subsidiaries (collectively, the “Company”), provides convenient automated financial related services to consumers through its network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of September 30, 2018, the Company was the world’s largest ATM owner/operator, providing services to approximately 230,000 ATMs.

During the three months ended September 30, 2018, 61% of the Company’s revenues were derived from operations in North America (including its ATM operations in the U.S., Canada, and Mexico), 30% of the Company’s revenues were derived from operations in Europe and Africa (including its ATM operations in the U.K., Ireland, Germany, Spain, and South Africa), and 9% of the Company’s revenues were derived from the Company’s operations in Australia and New Zealand. As of September 30, 2018, the Company provided processing only services or various forms of managed services solutions to approximately 140,000 ATMs. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on Cardtronics to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.

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

In addition to its retail merchant relationships, the Company also partners with leading financial institutions to brand selected ATMs within its network, including BBVA Compass Bancshares, Inc. (“BBVA”), Citibank, N.A. (“Citibank”), Citizens Financial Group, Inc. (“Citizens”), Cullen/Frost Bankers, Inc. (“Cullen/Frost”), Discover Bank (“Discover”), PNC Bank, N.A. (“PNC Bank”), Santander Bank, N.A. (“Santander”), and TD Bank, N.A. (“TD Bank”) in the U.S.; BMO Bank of Montreal (“BMO”), the Bank of Nova Scotia (“Scotiabank”), Canadian Imperial Bank Commerce (“CIBC”), DirectCash Bank and TD Bank in Canada; and the Bank of Queensland Limited (“BOQ”) and HSBC Holdings plc (“HSBC”) in Australia. In Mexico, the Company partners with Scotiabank and Banco Multiva. As of September 30, 2018, approximately 20,000 of the Company’s ATMs were under contract with approximately 500 financial institutions to place their logos on the ATMs, and to provide convenient surcharge-free access for their banking customers.

The Company owns and operates the Allpoint network (“Allpoint”), the largest surcharge-free ATM network (based on the number of participating ATMs). Allpoint, which has approximately 55,000 participating ATMs, provides surcharge-free ATM access to over 1,100 participating credit unions, banks, and stored-value debit card issuers. For participants, Allpoint provides scale, density, and convenience of surcharge-free ATMs that surpasses the largest banks in the U.S. Allpoint earns either a fixed monthly fee per cardholder or a fixed fee per transaction that is paid by the participants. The Allpoint network includes a majority of the Company’s ATMs in the U.S. and certain ATMs in the U.K., Canada, Mexico, Puerto Rico, and Australia. Allpoint also provides services to organizations that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing organizations pay Allpoint a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

The Company’s revenues are generally recurring in nature, and historically have been derived largely from convenience transaction fees, which are paid by cardholders, as well as other transaction-based fees, including interchange fees, which are paid by the cardholder’s financial institution for the use of the ATMs serving their customers and connectivity to the applicable EFT network that transmits data between the ATM and the cardholder’s financial institution. Other revenue sources include: (i) fees from financial institutions that participate in the Allpoint surcharge-free network, (ii) fees for branding ATMs with the logos of financial institutions and providing financial institution cardholders with surcharge-free access, (iii) revenues earned by providing managed services (including transaction processing services) solutions to retailers and financial institutions, (iv) fees earned from foreign currency exchange transactions at the ATM, known as dynamic currency conversion, and (v) revenues from the sale of ATMs and ATM-related equipment and other ancillary services.

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

In management’s opinion, all normal recurring adjustments necessary for a fair presentation of the Company’s interim and prior period results have been made. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of results of operations that may be expected for any other interim period or for the full fiscal year.

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

The following table reflects the amounts excluded from the Cost of ATM operating revenues line in the accompanying Consolidated Statements of Operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$22,462	$22,180	$68,874	$66,488
Amortization of intangible assets	12,994	14,996	40,263	45,423
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues	$35,456	$37,176	$109,137	$111,911

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

(e) Restructuring Expenses

During 2017, the Company initiated a global corporate reorganization and cost reduction initiative (the “Restructuring Plan”), intended to improve its cost structure and operating efficiency. The Restructuring Plan included workforce reductions, facilities closures, contract terminations, and other cost reduction measures. The Company incurred $8.2 million and $10.4 million of pre-tax expenses related to its Restructuring Plan during the nine and twelve months ended September 30, 2017 and December 31, 2017, respectively. During the three and nine months ended September 30, 2018, the Company implemented additional workforce reductions in an effort to continue its cost reduction initiative and incurred $1.1 million and $5.5 million of pre-tax expenses, respectively. During the remainder of 2018, its Restructuring Plan activities may include additional workforce reductions and other cost reduction measures.

The following tables reflect the amounts recorded in the Restructuring expenses line  in the accompanying Consolidated Statements of Operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
North America	$942	$—	$3,072	$3,668
Europe & Africa	116	—	1,292	831
Corporate	—	—	1,170	3,744
Total restructuring expenses	1,058	—	5,534	8,243

As of September 30, 2018, $2.6 million of unpaid employee severance and lease termination costs were presented within the Accrued liabilities and Other long-term liabilities lines  in the accompanying Consolidated Balance Sheets.

	As of September 30, 2018
	North America	Europe & Africa	Corporate	Total
	(In thousands)
Accrued liabilities	—	806	1,663	2,469
Other long-term liabilities	—	124	—	124
Total restructuring liabilities	$—	$930	$1,663	$2,593

The changes in the Company’s restructuring liabilities consisted of the following:

(In thousands)
Restructuring liabilities as of December 31, 2017	$5,383
Restructuring expenses	5,534
Payments	(8,324)
Restructuring liabilities as of September 30, 2018	$2,593

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

During the three and nine months ended September 30, 2017, the Company performed a qualitative and quantitative analysis on the Australia and New Zealand reporting unit in response to its impairment indicators and determined the goodwill intangible assets recognized were impaired by approximately $194.5 million.  No impairment indicators were noted during the three and nine months ended September 30, 2018 based on the Company’s assessment of qualitative factors.   For additional information on its Goodwill and intangible asset impairments recognized in 2017, see Note 1. Basis of Presentation and Summary of Significant Accounting Policies in its 2017 Form 10-K.

(g) Loss on Disposal and Impairment of Assets

During the three and nine months ended September 30, 2018, the Company recognized losses of $0.5 million and $15.6 million, respectively, related to the disposal and impairment of assets. The losses on disposal and impairment of assets were largely recognized during the six months ended June 30, 2018 upon the decision of the Company to not redeploy certain ATM models. Although many ATMs in the Company’s U.S. operations that were impaired were deployable, a combination of many factors, including the size, functionality, estimated upgrade costs, and availability of suitable placements resulted in a change of plans relative to certain models such that the units not currently in service were deemed not likely to be deployed. These ATM assets, with a net book value of approximately $7 million, were written down to their estimated net realizable value during the three months ended June 30, 2018. The remaining losses during the nine months ended September 30, 2018 resulted from other ATM asset disposals in the ordinary course of business and disposals related to the exit from a leased facility in the U.K.

During the three and nine months ended September 30, 2017, the Company recognized losses of $22.3 million  and $26.2 million, respectively, related to the disposal and impairment of assets. The Company recognized approximately $19 million of long-lived asset impairment losses during the three months ended September 30, 2017, responsive to the impairment indicators associated with its Australia & New Zealand reporting unit. The remaining losses were a result of other ATM asset disposals in the ordinary course of business.  For additional information on the long-lived asset impairments recognized in 2017, see Note 1. Basis of Presentation and Summary of Significant Accounting Policies in its 2017 Form 10-K.

(h) Cash, Cash Equivalents, and Restricted Cash

For purposes of reporting financial condition, cash and cash equivalents include cash in bank and short-term deposit sweep accounts. Additionally, the Company maintains cash on deposit with banks that is pledged for a particular use or restricted to support a liability. These balances are classified as Restricted cash in the Current assets or Noncurrent assets lines in the accompanying Consolidated Balance Sheets based on when the Company expects this cash to be paid. Current restricted cash largely consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. These assets are offset by corresponding liability balances in the Accrued liabilities line in the accompanying Consolidated Balance Sheets.  For purpose of reporting cash flows, the following table provides a reconciliation of the ending cash, cash equivalents, and restricted cash balances as of September 30, 2018 and 2017.

	September 30,
	2018	2017
	(in thousands)
Cash and cash equivalents	$40,428	$61,498
Current and long-term restricted cash	73,985	43,763
Total cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows	$114,413	$105,261

(i) Inventory, net

The Company’s inventory is determined using the average cost method. The Company periodically assesses its inventory, and as necessary, adjusts the carrying values to the lower of cost or net realizable value.

The following table reflects the Company’s primary inventory components:

	September 30, 2018	December 31, 2017
	(In thousands)
ATMs	$2,245	$3,181
ATM spare parts and supplies	13,245	12,935
Total inventory	15,490	16,116
Less: Inventory reserves	(173)	(1,833)
Inventory, net	$15,317	$14,283

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

On January 1, 2018, the Company recorded a net credit to opening retained earnings of approximately $5.9 million, representing the cumulative impact of adopting the new revenue standard. This adjustment was entirely related to the deferral of contract acquisition costs, consisting of sales commissions and other directly related costs totaling approximately $7.5 million, net of the related tax impact of approximately $1.6 million. During the three and nine months ended September 30, 2018, the Company recognized sales commission expense and other directly related costs as a result of amortizing the amounts deferred. The incremental expenses recognized during the periods were not material.

The cumulative effect of the changes made to the January 1, 2018 Consolidated Balance Sheet for the adoption were as follows:

	December 31, 2017 as Reported	Adjustments Due to Topic 606	January 1, 2018 Upon Adoption
	(In thousands)
Assets
Prepaid expenses, deferred costs, and other current assets	$96,106	$2,919	$99,025
Prepaid expenses, deferred costs, and other noncurrent assets	57,756	4,593	62,349

Liabilities
Deferred tax liability, net	$37,130	$1,579	$38,709

Equity
Retained earnings	$106,670	$5,933	$112,603

Statement of Cash Flows. On January 1, 2018, the Company adopted Accounting Standards Updates (“ASU”) No. 2016-18, Statement of Cash Flows pertaining to the presentation of restricted cash (Topic 230) and the classification of certain cash receipts and cash payments (the “classification guidance”).  In accordance with this guidance, the Company now presents restricted cash together with cash and cash equivalents when presenting the Consolidated Statements of Cash Flows and has applied the changes retrospectively. Also related to the classification guidance, when they occur, the Company will recognize contingent consideration payments up to the amount of the acquisition date liability in financing activities and any excess payments in operating activities.

Other Guidance Adopted in 2018. Effective January 1, 2018, the Company adopted  ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This guidance clarifies what constitutes a modification of a share-based payments award. Upon adoption, this guidance had no impact on the Company’s consolidated financial statements.

Effective January 1, 2018, the Company adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This guidance clarifies the definition of a business applicable to the recognition and reporting of an acquisition, divestiture, or disposal. It also clarifies the definition of a business applicable when assessing goodwill for impairment and when assessing if certain entities should be consolidated. Upon adoption, this guidance had no impact on the Company’s consolidated financial statements.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI”), which was intended to eliminate the stranded tax effects within AOCI resulting from the Tax Cuts and Jobs Act (“the “Tax Act”) that was enacted on December 22, 2017. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. Cardtronics elected to early adopt this guidance effective January 1, 2018. The impact of adoption on the Company’s consolidated financial statements was not material.

In March 2018, the FASB issued ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, to add various SEC paragraphs to ASC 740 Income Taxes. This guidance was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of U.S. tax reform under the Tax Act.

The Company has applied this guidance to its consolidated financial statements and related disclosures for the period ended September 30, 2018.

Accounting Pronouncements Issued But Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. In addition, in July 2018, the FASB issued ASU No. 2018-10 and ASU No. 2018-11 to correct, clarify and provide targeted improvements to Topic 842 (the “Lease Standard”). The Lease Standard requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-to-use asset representing its right to use the underlying asset for the lease term on the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, using a modified retrospective approach and early adoption is permitted. The Company is working to complete its evaluation of the transition practical expedients available under the Lease Standard and calculate the impact that this guidance will ultimately have on its consolidated financial statements. The Company currently plans to apply the Lease Standard retrospectively at the beginning of the period of adoption and anticipates that its adoption of the Lease Standard will result in the recognition of significant right-to-use assets and lease liabilities related to its operating leases as well as certain of its ATM placement agreements that contain fixed payments and are deemed to contain an operating lease under the Lease Standard. The Company does not believe the adoption will have any material impact on its currently outstanding indebtedness or its ability to continue borrowing under its revolving credit facility.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. This guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test and the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, and early adoption is permitted. The Company is currently evaluating this guidance and has not yet concluded whether it will early adopt in the remainder of 2018 or in 2019. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This guidance is intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This guidance is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating this guidance and has not yet concluded whether it will early adopt in the remainder of 2018.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement which modifies the disclosure requirements on fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating this guidance and has not concluded whether it will early adopt in the remainder of 2018 or in 2019 or determined the expected impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This guidance is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company has not yet concluded whether it will early adopt in the remainder of 2018 or in 2019. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

(3)  Revenue Recognition

Disaggregated Revenues

The following tables detail the revenue of the Company’s reportable segments disaggregated by financial statement line and component:

	Three Months Ended September 30, 2018
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated

Surcharge revenues	$92,572	$34,134	$22,358	$–	$149,064
Interchange revenues	36,620	66,039	1,650	–	104,309
Bank-branding and surcharge-free network revenues	45,128	–	–	–	45,128
Managed services revenues	12,240	–	4,108	–	16,348
Other revenues	13,921	2,646	1,301	(2,880)	14,988
Total ATM operating revenues	$200,481	$102,819	$29,417	$(2,880)	$329,837

ATM product sales	$7,587	$557	$20	$–	$8,164
Other revenues	680	1,462	32	–	2,174
ATM product sales and other revenues	8,267	2,019	52	–	10,338
Total revenues	$208,748	$104,838	$29,469	$(2,880)	$340,175

	Nine Months Ended September 30, 2018
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated

Surcharge revenues	$272,372	$91,191	$69,107	$–	$432,670
Interchange revenues	108,259	205,910	3,839	–	318,008
Bank-branding and surcharge-free network revenues	133,565	–	–	–	133,565
Managed services revenues	38,331	–	12,318	–	50,649
Other revenues	40,873	7,708	3,814	(8,498)	43,897
Total ATM operating revenues	$593,400	$304,809	$89,078	$(8,498)	$978,789

ATM product sales	$30,163	$1,741	$85	$–	$31,989
Other revenues	1,863	4,582	123	–	6,568
ATM product sales and other revenues	32,026	6,323	208	–	38,557
Total revenues	$625,426	$311,132	$89,286	$(8,498)	$1,017,346

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied. Revenue is recorded in ATM operating revenues and ATM product sales and other revenues line items in the accompanying Consolidated Statements of Operations.

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

ATM operating revenues. The Company presents revenues from automated consumer financial services, bank-branding and surcharge-free network offerings, managed services and other services in the ATM operating revenues line in the accompanying Consolidated Statements of Operations. The Company’s ATM operating revenues consist of the following:

•

Surcharge revenue. Surcharge revenues are received in the form of a fee paid by a cardholder who has made a cash withdrawal from an ATM. Surcharge fees can vary widely based on the location of the ATM and the nature of the contracts negotiated with our merchants. In the U.S. and Canada, the Company does not receive surcharge fees from cardholders whose financial institutions participate in a surcharge-free network or have branded a location; instead, the Company receives interchange and bank-branding or surcharge-free network-branding revenues, which are discussed below. For certain ATMs, primarily those owned and operated by merchants, the Company does not receive any portion of the surcharge but rather the entire surcharge fee is earned by the merchant. In the U.K., ATM deployers operate their ATMs on either a free-to-use (surcharge-free) or a pay-to-use (surcharging) basis. On free-to-use ATMs in the U.K., the Company earns interchange revenue on withdrawal and certain other transactions. These fees are paid by the cardholder’s financial institution. On pay-to-use ATMs in the U.K., the Company only earns a surcharge fee paid by the cardholder on withdrawal transactions, and interchange is only paid by the cardholder’s financial institution on other non-withdrawal transaction types. In Germany, Australia, and Mexico, the Company collects surcharge fees on withdrawal transactions but generally does not receive interchange revenue. In South Africa, the Company generally earns interchange revenues only, the amount of which varies by transaction type and customer arrangement. Surcharge revenues, as described above, are recognized daily as the associated transactions are processed.

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

•

Other revenue. Other revenues include ATM operating revenues from transaction processing for third-party ATM operators. The Company also earns ATM operating revenues related to advertising and other services. The Company typically recognizes these revenues as the related services are provided.

ATM product sales and services. The Company presents revenues from other product sales and services in the ATM product sales and services line in the accompanying Consolidated Statements of Operations.

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

Contract Balances

As of September 30, 2018, the Company has recognized no significant contract assets apart from accounts receivables that relate to completed performance obligations. Contract liabilities totaled $5.9 million and $5.7 million at September 30, 2018 and December 31, 2017, respectively. These amounts represent deferred revenues for advance consideration received largely in relation to bank-branding and surcharge-free network arrangements. The revenue recognized during the three and nine months ended September 30, 2018 on previously recognized deferred revenues was not material.  The Company expects to recognize the revenue associated with its contract liabilities ratably over various periods extending over the next 36 months.

Contract Cost

The Company expects that the incremental commissions paid to sales personnel, together with other associated costs, are recoverable, and therefore, the Company capitalizes these amounts as deferred contract acquisition costs. Upon adoption of the new revenue standard on January 1, 2018, the Company recognized deferred sales commissions of $7.5 million, and as of September 30, 2018, the deferred sales commissions totaled $7.2 million. Sales commissions capitalized are generally amortized over a 4  -  5 year period corresponding with the related placement agreements. Similarly, and consistent with past practice, the costs incurred to fulfill a contract, largely consisting of prepaid merchant commissions and other consideration paid or provided to merchant partners, are capitalized and recognized over the duration of the related contract.

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

The Company’s bank-branding, surcharge-free network, and managed services arrangements result in the Company providing a series of distinct services that have the same pattern of transfer to the customer. As a result, these arrangements create singular performance obligations that are satisfied over-time (generally 3 - 5 years) for which the Company has a right to consideration that corresponds directly with the value of the entity’s performance completed to date. In conjunction with these arrangements, the Company recognizes revenue in the amount it has a right to receive. Variable consideration may exist in these arrangements and is recognized only to the extent a significant reversal is not probable.

(4) Acquisitions

DirectCash Payments Inc. Acquisition

On January 6, 2017, the Company completed the acquisition of DirectCash Payments Inc. (“DCPayments”), whereby DCPayments became a wholly-owned indirect subsidiary of the Company. In connection with the closing of the acquisition, the Company acquired each DCPayments common share for $19.00 Canadian Dollars in cash and repaid DCPayments outstanding third-party indebtedness. The combined aggregate of consideration totaled approximately $658 million Canadian Dollars (approximately $495 million U.S. dollars at the acquisition date foreign exchange rate). The total amount paid for the acquisition at closing was financed with cash-on-hand and borrowings under the Company’s revolving credit facility.

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

Spark ATM Systems Pty Ltd Acquisition

On January 31, 2017, the Company completed the acquisition of Spark ATM Systems Pty Ltd. (“Spark”), an independent ATM operator in South Africa, with a  network of approximately 2,300 ATMs. The initial purchase consideration of approximately $19.5 million was paid in cash. In addition to the initial consideration, the total purchase price also includes potential additional contingent consideration up to $56.7 million at the September 30, 2018 foreign currency exchange rate. The contingent consideration will vary based upon performance relative to certain agreed upon earnings targets in 2019 and 2020 and would be payable to the previous investors in 2020 and 2021, respectively. The recognized acquisition date fair value of the contingent consideration was $34.8 million, at the January 31, 2017 foreign currency exchange rate, as determined with the assistance of an independent appraisal firm using forecasted future financial projections and other Level 3 inputs (for additional information related to the Company’s fair value estimates, see Note 14. Fair Value Measurements).  In conjunction with the transaction, the Company also recognized property and equipment of $5.3 million, goodwill of $48.2 million, intangible assets of $2.8 million, ARO of $0.4 million, and other net liabilities of $1.5 million.

(5) Share-based Compensation

The Company accounts for its share-based compensation by recognizing the grant date fair value of share-based awards, net of estimated forfeitures, as share-based compensation expense over the underlying requisite service periods of the related awards.

The following table reflects the total share-based compensation expense amounts reported in the accompanying Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Cost of ATM operating revenues	$229	$196	$404	$336
Selling, general, and administrative expenses	4,440	3,955	10,223	9,635
Total share-based compensation expense	$4,669	$4,151	$10,627	$9,971

The change in total share-based compensation expense for the three and nine months ended September 30, 2018, compared to the same periods of 2017 are attributable to the amount and timing of share-based payment awards, net of forfeitures.

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

The number of the Company’s earned non-vested RSUs as of September 30, 2018, and changes during the nine months ended September 30, 2018, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of December 31, 2017	1,006,009	$37.88
Granted	722,937	$26.96
Vested	(616,826)	$39.19
Forfeited	(147,000)	$37.82
Non-vested RSUs as of September 30, 2018	965,120	$28.87

The above table only includes earned RSUs; therefore, the Performance-RSUs and Market-Based RSUs granted in 2018 but not yet earned are not included. The number of Performance-RSUs granted at target in 2018, net of estimated forfeitures, was 291,821 units with a grant date fair value of $23.14 per unit. The number of Market-Based RSUs granted in 2018, net of estimated forfeitures, was 134,989 units with a grant date fair value of $24.13 per unit. Time-RSUs are included as granted.

As of September 30, 2018, the unrecognized compensation expense associated with earned RSUs was $16.9 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for

Time-RSUs, over a remaining weighted average vesting period of approximately 1.91 weighted average remaining life years.

Options. The number of the Company’s outstanding stock options as of September 30, 2018, and changes during the nine months ended September 30, 2018, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of December 31, 2017	1,250	$9.69
Granted	234,959	22.31
Exercised	(1,250)	9.69
Options outstanding as of September 30, 2018	234,959	$22.31

Options vested and exercisable as of September 30, 2018	—	$—

As of September 30, 2018, the unrecognized compensation expense associated with outstanding options was approximately $1.5 million.

Restricted Stock Awards. As of September 30, 2018, all Restricted Stock Awards (“RSAs”) have fully vested and the Company has no unrecognized compensation expense.  The Company ceased granting RSAs in 2013.

(6) Earnings (Loss) Per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common shareholders) when their impact on net income available to common shareholders is anti-dilutive.

Potentially dilutive securities for the three and nine months ended September 30, 2018 and 2017 included all outstanding stock options, RSA, and RSUs, which were included in the calculation of diluted earnings per share for these periods. The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s $287.5 million of 1.00% Convertible Senior Notes due 2020 (the “Convertible Notes”) were excluded from diluted shares outstanding as the exercise price exceeded the average market price of the Company’s common shares. The effect of the note hedge, described in Note 10. Long-Term Debt, was also excluded as the effect is anti-dilutive. Additionally, the restricted shares issued by the Company under RSAs have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, restricted shares issued under RSAs are considered to be participating securities. The undistributed losses for the three and nine months ended September 30, 2017 have not been allocated to the unvested restricted shares as they do not carry an obligation to share in losses. For the three and nine months ended September 30, 2018, there were no unvested RSAs. The allocated details are as follows:

Earnings (loss) per Share (in thousands, excluding share and per share amounts)

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
	Income	Weighted Average Shares Outstanding	Income per Share	Loss	Weighted Average Shares Outstanding	Loss per Share
Basic:
Net income (loss) attributable to controlling interests and available to common shareholders	$8,781			$(175,561)
Less: Undistributed earnings allocated to unvested RSAs	—			—
Net income (loss) available to common shareholders	$8,781	46,073,739	$0.19	$(175,561)	45,662,543	$(3.84)

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$—			$—
Stock options added to the denominator under the treasury stock method		9,894			—
RSUs added to the denominator under the treasury stock method		393,154			—
Less: Undistributed earnings reallocated to RSAs	—			—
Net income (loss) available to common shareholders and assumed conversions	$8,781	46,476,787	$0.19	$(175,561)	45,662,543	$(3.84)

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
	Income	Weighted Average Shares Outstanding	Income per Share	Loss	Weighted Average Shares Outstanding	Loss per Share
Basic:
Net income (loss) attributable to controlling interests and available to common shareholders	$9,780			$(161,304)
Less: Undistributed earnings allocated to unvested RSAs	—			—
Net income (loss) available to common shareholders	$9,780	45,945,728	$0.21	$(161,304)	45,597,558	$(3.54)

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$—			$—
Stock options added to the denominator under the treasury stock method		664			—
RSUs added to the denominator under the treasury stock method		440,131			—
Less: Undistributed earnings reallocated to RSAs	—			—
Net income (loss) available to common shareholders and assumed conversions	$9,780	46,386,523	$0.21	$(161,304)	45,597,558	$(3.54)

(7) Accumulated Other Comprehensive Loss, net

Accumulated other comprehensive loss, net, is a separate component of the Shareholders’ equity in the accompanying Consolidated Balance Sheets. The following tables present the changes in the balances of each component of Accumulated other comprehensive loss, net, for the three and nine months ended September 30, 2018:

	Foreign Currency Translation Adjustments		Unrealized Gains on Interest Rate Swap and Foreign Currency Forward Contracts		Total
	(In thousands)
Total accumulated other comprehensive (loss) income, net as of June 30, 2018	$(47,554)	(1)	$10,170	(2)	$(37,384)

Other comprehensive (loss) income before reclassification	(1,144)	(3)	4,587	(4)	3,443
Amounts reclassified from accumulated other comprehensive loss, net	—		605	(4)	605
Net current period other comprehensive (loss) income	(1,144)		5,192		4,048
Total accumulated other comprehensive (loss) income, net as of September 30, 2018	$(48,698)	(1)	$15,362	(2)	$(33,336)

(1)	Net of deferred income tax (benefit) of $(5,254) and $(5,090) as of September 30, 2018 and June 30, 2018, respectively.
(2)	Net of deferred income tax expense of $23,663 and $22,293 as of September 30, 2018 and June 30, 2018, respectively.
(3)	Net of deferred income tax benefit of $(164).
(4)

Net of deferred income tax expense of $1,210 and $160 for Other comprehensive income before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, as of September 30, 2018. For additional information, see Note 13. Derivative Financial Instruments.

	Foreign Currency Translation Adjustments		Unrealized (Losses) Gains on Interest Rate Swap and Foreign Currency Forward Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of December 31, 2017	$(24,374)	(1)	$(9,221)	(2)	$(33,595)
Other comprehensive (loss) income before reclassification	(24,324)	(3)	20,106	(4)	(4,218)
Amounts reclassified from accumulated other comprehensive loss, net	—		4,477	(4)	4,477
Net current period other comprehensive (loss) income	(24,324)		24,583		259
Total accumulated other comprehensive (loss) income, net as of September 30, 2018	$(48,698)	(1)	$15,362	(2)	$(33,336)

(1)	Net of deferred income tax (benefit) of $(5,254) and $(5,339) as of September 30, 2018 and December 31, 2017, respectively.
(2)	Net of deferred income tax expense of $23,663 and $16,317 as of September 30, 2018 and December 31, 2017, respectively.
(3)	Net of deferred income tax expense of $85.
(4)

Net of deferred income tax expense of $6,008 and $1,338 for Other comprehensive income before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, as of September 30, 2018. For additional information, see Note 13. Derivative Financial Instruments.

The Company records unrealized gains and losses related to its interest rate swap and foreign currency forward contracts net of estimated taxes in the Accumulated other comprehensive loss, net line in the accompanying Consolidated

Balance Sheets since it is more likely than not that the Company will be able to realize the benefits associated with its net deferred tax asset positions in the future. The amounts reclassified from Accumulated other comprehensive loss, net are recognized in the Cost of ATM operating revenues line in the accompanying Consolidated Statements of Operations.

The Company has elected the portfolio approach for the deferred tax asset of the unrealized gains and losses related to the interest rate swap and foreign currency forward contracts in the Accumulated other comprehensive loss, net line in the accompanying Consolidated Balance Sheets. Under the portfolio approach, the disproportionate tax effect created when the valuation allowance was appropriately released as a tax benefit into continuing operations in 2010, will reverse out of the Accumulated other comprehensive loss, net line in the accompanying Consolidated Balance Sheets and into continuing operations as a tax expense when the Company ceases to hold any interest rate swap contracts. As of September 30, 2018, the disproportionate tax effect is $14.6 million.

The Company currently believes that the unremitted earnings of its foreign subsidiaries under its former U.S. parent company will be reinvested for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in these subsidiaries or on the foreign currency translation adjustment amounts.

(8) Intangible Assets

Intangible Assets with Indefinite Lives

The following tables present the net carrying amounts of the Company’s intangible assets with indefinite lives as of December 31, 2017 and September 30, 2018, as well as the changes in the net carrying amounts for the nine months ended September 30, 2018 by segment (for additional information related to the Company’s segments, see Note 17. Segment Information).

	North America	Europe & Africa	Australia & New Zealand	Total
	(In thousands)
Goodwill, gross as of December 31, 2017	$565,717	$246,549	$152,714	$964,980
Accumulated impairment loss	—	(50,003)	(140,038)	(190,041)
Goodwill, net as of December 31, 2017	$565,717	$196,546	$12,676	$774,939

Foreign currency translation adjustments	(3,159)	(11,637)	(952)	(15,748)

Goodwill, gross as of September 30, 2018	$562,558	$234,912	$151,762	$949,232
Accumulated impairment loss	—	(50,003)	(140,038)	(190,041)
Goodwill, net as of September 30, 2018	$562,558	$184,909	$11,724	$759,191

	Trade Name: Indefinite-lived
	North America	Europe & Africa	Total
	(In thousands)
Trade names: indefinite-lived as of December 31, 2017	$200	$459	$659
Foreign currency translation adjustments	—	(15)	(15)
Trade names: indefinite-lived as of September 30, 2018	$200	$444	$644

Intangible Assets with Definite Lives

The following table presents the Company’s intangible assets that were subject to amortization:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Merchant and bank-branding contracts/relationships	$481,986	$(332,097)	$149,889	$490,332	$(299,801)	$190,531
Trade names: definite-lived	17,253	(8,961)	8,292	18,480	(7,091)	11,389
Technology	10,894	(6,140)	4,754	10,901	(5,230)	5,671
Non-compete agreements	4,409	(4,401)	8	4,438	(4,308)	130
Revolving credit facility deferred financing costs	2,603	(1,710)	893	2,730	(1,248)	1,482
Total intangible assets with definite lives	$517,145	$(353,309)	$163,836	$526,881	$(317,678)	$209,203

(9) Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Accrued merchant settlement	$138,525	$101,366
Other accrued expenses	36,767	37,889
Accrued merchant fees	36,595	57,079
Accrued taxes	29,280	35,759
Accrued compensation	23,153	24,044
Accrued interest	10,175	8,679
Accrued cash management fees	9,598	16,604
Accrued processing costs	9,579	7,830
Accrued armored	6,646	6,654
Accrued purchases	5,657	4,631
Accrued maintenance	2,953	3,927
Accrued telecommunications costs	1,624	1,413
Accrued interest on interest rate swap contracts	202	1,070
Total accrued liabilities	$310,754	$306,945

(10) Long-Term Debt

The Company’s carrying value of long-term debt consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Revolving credit facility, including swingline credit facility (weighted average combined interest rate of 3.0% and 3.2% as of September 30, 2018 and December 31, 2017, respectively)	$30,930	$122,461
1.00% Convertible Senior Notes due 2020, net of unamortized discount and capitalized debt issuance costs	260,563	251,973
5.125% Senior Notes due 2022, net of capitalized debt issuance costs	248,562	248,038
5.50% Senior Notes due 2025, net of capitalized debt issuance costs	295,735	295,249
Total long-term debt	$835,790	$917,721

The Convertible Notes with a face value of $287.5 million are presented net of unamortized discount and capitalized debt issuance costs of $26.9 million and $35.5 million as of September 30, 2018 and December 31, 2017, respectively. The 5.125% Senior Notes due 2022 (the “2022 Notes”) with a face value of $250.0 million are presented net of capitalized debt issuance costs of $1.4 million and $2.0 million as of September 30, 2018 and December 31, 2017, respectively. The 5.50% Senior Notes due 2025 (the “2025 Notes”) with a face value of $300.0 million are presented net of capitalized debt issuance costs of $4.3 million and $4.8 million as of September 30, 2018 and December 31, 2017, respectively.

Revolving Credit Facility

As of September 30, 2018, the Company had a $400.0 million revolving credit facility, which matures on July 1, 2021, led by a syndicate of banks with JPMorgan Chase, N.A. serving as the administrative agent. The revolving credit facility provides the Company with $400.0 million in available borrowings and letters of credit (subject to the covenants contained within the amended and restated credit agreement (the “Credit Agreement”) governing the revolving credit facility) and can be increased by the exercise of an accordion feature to $500.0 million, under certain conditions.

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

As of September 30, 2018, the Company had $30.9 million of outstanding borrowings under its $400.0 million revolving credit facility and was in compliance with all applicable covenants and ratios under the Credit Agreement. The Company also had $7.2 million outstanding in letters of credit.  The weighted average interest rates on the Company’s outstanding borrowings under the revolving credit facility were 3.0% and 3.2% as of September 30, 2018 and December 31, 2017, respectively.

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

None of the Convertible Notes were convertible as of September 30, 2018 and therefore, remain classified in the Long-term debt line in the accompanying Consolidated Balance Sheets at September 30, 2018. In future financial reporting periods, the classification of the Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

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

The Company’s interest expense related to the Convertible Notes consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Cash interest per contractual coupon rate	$719	$719	$2,157	$2,157
Amortization of note discount	2,708	2,569	8,018	7,608
Amortization of debt issuance costs	196	176	572	513
Total interest expense related to Convertible Notes	$3,623	$3,464	$10,747	$10,278

The Company’s carrying value of the Convertible Notes consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Principal balance	$287,500	$287,500
Unamortized discount and capitalized debt issuance costs	(26,937)	(35,527)
Net carrying amount of Convertible Notes	$260,563	$251,973

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

(11) Asset Retirement Obligations

Asset retirement obligations (“ARO”) consist primarily of costs to deinstall the Company’s ATMs and restore the ATM sites to their original condition, which are estimated based on current market rates. In most cases, the Company is contractually required to perform this deinstallation of its owned ATMs, and in some cases, site restoration work. For each group of similar ATM type, the Company has recognized the estimated fair value of the ARO as a liability in the accompanying Consolidated Balance Sheets and capitalized that cost as part of the cost basis of the related asset. The related assets are depreciated on a straight-line basis over five years, which is the estimated average time period that an ATM is installed in a location before being deinstalled, and the related liabilities are accreted to their full value over the same period of time.

The changes in the Company’s ARO liability consisted of the following (in thousands):

Asset retirement obligations at December 31, 2017	$69,757
Additional obligations	6,054
Accretion expense	1,407
Change in estimates	462
Payments	(12,358)
Foreign currency translation adjustments	(2,663)
Asset retirement obligations at September 30, 2018	62,659
Less: current portion of asset retirement obligations	6,954
Asset retirement obligations, excluding current portion, September 30, 2018	$55,705

For additional information related to the Company’s ARO with respect to its fair value measurements, see Note 14. Fair Value Measurements.

(12) Other Liabilities

The Company’s other liabilities consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Current portion of other long-term liabilities
Interest rate swap contracts	$407	$7,314
Asset retirement obligations	6,954	9,837
Deferred revenue	2,966	3,590
Other	9,363	10,629
Total current portion of other long-term liabilities	$19,690	$31,370

Noncurrent portion of other long-term liabilities
Acquisition-related contingent consideration	$38,369	$42,614
Interest rate swap contracts	—	3,547
Deferred revenue	2,905	2,063
Other	18,470	26,778
Total noncurrent portion of other long-term liabilities	$59,744	$75,002

As of September 30, 2018, the Acquisition-related contingent consideration line consisted of the estimated fair value of the contingent consideration associated with the Spark acquisition.

(13) Derivative Financial Instruments

Risk Management Objectives of Using Derivatives

The Company is exposed to interest rate risk associated with its vault cash rental obligations and, to a lesser extent, borrowings under its revolving credit facility. The Company utilizes varying notional amount interest rate swap contracts to manage the interest rate risk associated with its vault cash rental obligations in the U.S., the U.K., and Australia. The Company does not currently utilize derivative instruments to manage the interest rate risk associated with its borrowings. The Company is also exposed to foreign currency exchange rate risk with respect to its operations outside the U.S. The Company also uses foreign currency forward contracts to hedge its foreign exchange rate risk associated with certain anticipated transactions. Currently, the Company has outstanding foreign currency forward contracts for the purchase of approximately $5 million Canadian dollars with durations that extend through June 28, 2019.

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

The Company reports the effective portion of a gain or loss related to the cash flow hedging instrument as a component of the Accumulated other comprehensive loss, net line in the accompanying Consolidated Balance Sheets and reclassifies the gain or loss into earnings in the Vault cash rental expense line in the accompanying Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects and has been forecasted in earnings.

Gains and losses related to the cash flow hedging instrument that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the Other income line in the accompanying Consolidated Statements of Operations. As discussed above, the Company generally utilizes fixed-for-floating interest rate swap contracts in which the underlying pricing terms of the cash flow hedging instrument agree, in all material respects, with the pricing terms of the vault cash rental obligations to the Company’s vault cash providers. Therefore, the amount of ineffectiveness associated with the interest rate swap contracts has historically been immaterial. If the Company concludes that it is no longer probable the expected vault cash obligations that have been hedged will occur, or if changes are made to the underlying contract terms of the vault cash rental agreements, the interest rate swap contract would be deemed ineffective. The Company does not currently anticipate terminating or modifying terms of its existing derivative instruments prior to their expiration dates.

Accordingly, the Company recognizes all of its interest rate swap contracts derivative instruments as assets or liabilities in the accompanying Consolidated Balance Sheets at fair value and any changes in the fair values of the related interest rate swap contracts have been reported in the Accumulated other comprehensive loss, net line in the accompanying Consolidated Balance Sheets. The Company believes that it is more likely than not that it will be able to realize the benefits associated with its net deferred tax asset positions in the future, therefore, the unrealized gains and losses to the fair value related to the interest rate swap contracts have been reported net of estimated taxes in the Accumulated other comprehensive loss, net line in the accompanying Consolidated Balance Sheets. For additional information related to the Company’s interest rate swap contracts with respect to its fair value measurements, see Note 14. Fair Value Measurements.

Cash Flow Hedges

Summary of outstanding interest rate swaps in the U.S. and U.K.

The Company is party to varying notional amount interest rate swap contracts in the U.S. and the U.K. The notional amounts, weighted average fixed rates, and terms associated with the Company’s interest rate swap contracts accounted for as cash flow hedges that are currently in place for the U.S. and U.K. (as of the date of the issuance of this Form 10-Q) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts	Weighted Average Fixed Rate
U.S. $	U.S.	U.K. £	U.K.	Term
(In millions)		(In millions)
$1,450	2.11%	£550	0.82%	October 1, 2018 – December 31, 2018
$1,000	2.06%	£550	0.90%	January 1, 2019 – December 31, 2019
$1,000	2.06%	£500	0.94%	January 1, 2020 – December 31, 2020
$400	1.46%	£500	0.94%	January 1, 2021 – December 31, 2021
$400	1.46%	£500	0.94%	January 1, 2022 – December 31, 2022

Summary of outstanding interest rate swaps in Australia

The notional amounts, weighted average fixed rates, and terms associated with the Company’s interest rate swap contracts accounted for as cash flow hedges that are currently in place for Australia (as of the date of the issuance of this Form 10-Q) are as follows:

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$35	2.98%	October 1, 2018 – February 28, 2019

The following tables depict the effects of the use of the Company’s derivative interest rate swap contracts in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations.

Balance Sheet Data

	September 30, 2018		December 31, 2017
Asset (Liability) Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other current assets	$5,826	Prepaid expenses, deferred costs, and other current assets	$1,154
Interest rate swap contracts	Prepaid expenses, deferred costs, and other noncurrent assets	31,523	Prepaid expenses, deferred costs, and other noncurrent assets	14,467
Interest rate swap contracts	Current portion of other long-term liabilities	(407)	Current portion of other long-term liabilities	(7,314)
Interest rate swap contracts	Other long-term liabilities	—	Other long-term liabilities	(3,547)
Total derivative instruments, net		$36,942		$4,760

Statements of Operations Data

	Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Gain Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2018	2017		2018	2017
	(In thousands)			(In thousands)
Interest rate swap contracts	$4,587	$588	Cost of ATM operating revenues	$(605)	$(4,602)

	Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2018 (1)	2017		2018	2017
	(In thousands)			(In thousands)
Interest rate swap contracts	$20,106	$(3,966)	Cost of ATM operating revenues	$(4,477)	$(14,745)

(1)	Also includes an insignificant loss related to foreign currency forward contracts as of the three and nine months ended September 30, 2018.

As of September 30, 2018, the Company expects to reclassify $5.4 million of net derivative-related gains contained within the Accumulated other comprehensive loss, net line in the accompanying Consolidated Balance Sheets into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

(14) Fair Value Measurements

The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2018 and December 31, 2017 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap contracts	$37,349	$—	$37,349	$—
Liabilities
Liabilities associated with interest rate swap contracts	$(407)	$—	$(407)	$—
Liabilities associated with acquisition-related contingent consideration	$(38,369)	$—	$—	$(38,369)

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap contracts	$15,621	$—	$15,621	$—
Liabilities
Liabilities associated with interest rate swap contracts	$(10,861)	$—	$(10,861)	$—
Liabilities associated with acquisition-related contingent consideration	$(42,614)	$—	$—	$(42,614)

As of September 30, 2018 and December 31, 2017, our liabilities associated with Level 2 interest rate swap contracts also include an insignificant amount related to foreign currency forward contracts.

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

Acquisition-related intangible assets. The estimated fair values of acquisition-related intangible assets are valued based on a discounted cash flows analysis using significant non-observable (Level 3) inputs. Intangible assets, subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An assessment of non-amortized intangible assets is performed on an annual basis or more frequently based on the occurrence of events that might indicate a potential impairment.

Acquisition-related contingent consideration.  Liabilities from acquisition-related contingent consideration are estimated using a Monte Carlo simulation and market observable, as well as internal projections, and other significant non-observable (Level 3) inputs based on the Company’s best estimate of future operational results upon which the payment of these obligations are contingent. Future changes to the estimated contingent liability either higher or lower may occur as the estimated internal projections and other significant non-observable inputs for the calculation become available and are updated as deemed necessary. These future changes could result in a material change in the estimated contingent liability. The estimates and significant non-observable inputs may differ from actual results. As the estimated contingent liability is based upon performance relative to certain agreed upon earnings targets in 2019 and 2020, the performance based payments would occur in 2020 and 2021, respectively. As of September 30, 2018, the estimated fair value of the Company’s acquisition-related contingent consideration liability was $38.4 million. During the three and nine months ended September 30, 2018, the Company recognized a gain of approximately $0.5 million and a loss of $1.4 million, respectively, to revise the estimated fair value of the contingent consideration liability. Separately foreign exchange gains of $1.2 million and $5.6 million, were recognized to remeasure the South African Rand denominated liability in the three and nine months ended September 30, 2018, respectively. Both the revision to the estimated fair value and the foreign exchange gains are included in the Other income line in the Consolidated Statements of Operations. For additional information related to the Spark acquisition contingent consideration, see Note 4. Acquisitions.

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility approximates fair value due to the fact that any outstanding borrowings are subject to short-term floating interest rates. As of September 30, 2018, the fair value of the Convertible Notes, the 2022 Notes, and the 2025 Notes (see Note 10. Long-Term Debt) totaled $278.5 million, $246.9 million, and $287.8 million, respectively, based on the quoted prices in markets that are not active (Level 2) inputs for these notes as of that date.

Additions to asset retirement obligations liability. The Company estimates the fair value of additions to its ARO liability using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the ARO are measured at fair value at the time of the asset installations using significant non-observable (Level 3) inputs. These liabilities are evaluated periodically based on estimated current fair value. Amounts added to the ARO liability during the nine months ended September 30, 2018 and 2017 totaled $6.0 million and $16.8 million, respectively. The additions during the nine months ended September 30, 2017 largely related to the ATM placements acquired in the DCPayments and Spark acquisitions.

Interest rate swap and foreign currency forward contracts. As of September 30, 2018, the fair value of the Company’s interest rate swap contracts consisted of an asset of $37.3 million and a liability of $0.4 million (including an insignificant amount related to foreign currency forward contracts). These financial instruments are carried at fair value and calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivatives are valued using pricing models based on significant other observable (Level 2) inputs, while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. For additional information related to the valuation process of this asset or liability, see Note 13. Derivative Financial Instruments.

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

Other Commitments and Contingencies

Asset retirement obligations. The Company’s ARO consist primarily of costs to deinstall the Company’s ATMs and to restore the ATM sites to their original condition. In most cases, the Company is contractually required to perform this deinstallation of its owned ATMs, and in some cases, site restoration work. As of September 30, 2018, the Company had $62.7 million accrued for these liabilities. For additional information, see Note 11. Asset Retirement Obligations.

Acquisition-related contingent consideration. As of September 30, 2018, the Company had $38.4 million accrued for the Spark acquisition-related contingent consideration. For additional information related to the Spark acquisition contingent consideration, see Note 4. Acquisitions.

(16) Income Taxes

The Company’s income tax expense based on income before income taxes for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands, excluding percentages)
Income tax expense (benefit)	$7,854	$(4,053)	$10,409	$(2,335)
Effective tax rate	47.2%	2.3%	51.6%	1.4%

The Company’s income tax expense for the three months ended September 30, 2018 totaled $7.9 million, resulting in an effective tax rate of 47.2%, compared to a benefit of $4.1 million, and an effective tax rate of 2.3%, for the same period of 2017. The Company’s income tax expense for the nine months ended September 30, 2018 totaled $10.4 million, or an effective tax rate of 51.6%, compared to a benefit of $2.3 million, or an effective tax rate of 1.4%, for the same period of 2017. The increase in the effective tax rate for the three and nine months ended September 30, 2018, compared to the same periods of 2017, was primarily attributable to (i) the limitation of interest expense the Company could deduct in the U.S.

as a result of U.S. Tax Reform, (ii) the additional tax expense related to share-based compensation in 2018, compared to an excess tax benefit in the same period of 2017, (iii) and the goodwill impairment recognized during the three and nine months ended September 30, 2017, resulting in a loss in earnings that was not deductible.

As of September 30, 2018, the Company had not completed its accounting for the tax effects of the U.S. Tax Reform, due to additional guidance anticipated from standard-setting bodies and the need to obtain additional information to complete calculations. During the three months ended December 31, 2017, the Company provisionally recognized an estimated one-time tax expense of $7.8 million on its accumulated undistributed foreign earnings and during the three months ended September 30, 2018, the Company decreased its estimate of the one-time tax by $1.2 million upon its completion of the earnings and profits calculations of its foreign subsidiaries.  Offsetting this benefit, the Company recognized a charge of $1.0 million for deferred tax assets that will not be realized, determined after the release of IRS Notice 2018-68, clarifying deduction limitations for remunerations of covered persons. As a result,  the Company realized a net benefit of $0.2 million in this period. The Company expects to complete its accounting for income tax effects of the U.S. Tax Reform in the three months ending December 31, 2018.

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

The deferred tax expenses and benefits associated with the Company’s net unrealized gains and losses on derivative instruments and foreign currency translation adjustments have been recorded in the Accumulated other comprehensive loss, net line in the accompanying Consolidated Balance Sheets.

(17) Segment Information

As of September 30, 2018, the Company’s operations consisted of its North America, Europe & Africa, and Australia & New Zealand segments. The Company’s ATM operations in the U.S., Canada, Mexico, and Puerto Rico are included in its North America segment. The North America segment also includes the Company’s transaction processing operations, which service its internal ATM operations, along with external customers. The Company’s operations in the U.K., Ireland, Germany, Spain, and South Africa are included in its Europe & Africa segment, along with i-design (the Company’s ATM advertising business based in the U.K.). The Company exited its operations in Poland at the end of 2017, which had previously been included in the Europe & Africa segment in the three and nine months ended September 30, 2017. The Company’s Australia & New Zealand segment consists exclusively of its operations in Australia and New Zealand. The Corporate segment solely includes the Company’s corporate general and administrative expenses. While each of the reporting segments provides similar kiosk-based and/or ATM-related services, each segment is managed separately and requires different marketing and business strategies. Segment information presented for prior periods have been revised to reflect the changes in the Company’s segments.

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

The following table is a reconciliation of Net income (loss) attributable to controlling interests and available to common shareholders to EBITDA, Adjusted EBITDA, and Adjusted EBITA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Net income (loss) attributable to controlling interests and available to common shareholders	$8,781	$(175,561)	$9,780	$(161,304)
Adjustments:
Interest expense, net	8,852	9,743	27,185	25,760
Amortization of deferred financing costs and note discount	3,397	3,195	10,060	9,317
Income tax expense (benefit)	7,854	(4,053)	10,409	(2,335)
Depreciation and accretion expense	30,647	29,807	93,453	88,683
Amortization of intangible assets	12,994	14,996	40,263	45,423
EBITDA	$72,525	$(121,873)	$191,150	$5,544
Add back:
Loss on disposal and impairment of assets	466	22,307	15,583	26,170
Other income (1)	(1,297)	(2,095)	(1,324)	(1,730)
Noncontrolling interests (2)	12	(9)	31	(19)
Share-based compensation expense	4,669	4,151	10,627	9,971
Restructuring expenses (3)	1,058	22	5,534	9,025
Acquisition and divestiture-related expenses (4)	—	2,889	2,633	15,338
Goodwill and intangible asset impairment (5)	—	194,521	—	194,521
Adjusted EBITDA	$77,433	$99,913	$224,234	$258,820
Less:
Depreciation and accretion expense (6)	30,646	29,805	93,451	88,677
Adjusted EBITA	$46,787	$70,108	$130,783	$170,143

(1)	Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition-related contingent consideration, and other non-operating costs.
(2)	Noncontrolling interests adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of one of its Mexican subsidiaries.
(3)

For the three and nine months ended September 30, 2018 and 2017, expenses include employee severance and other costs incurred in conjunction with a corporate reorganization and cost reduction initiative. For the three and nine months ended September 30, 2017, expenses also include amounts associated with the Company’s redomicile of its parent company to the U.K., that occurred on July 1, 2016.

(4)

Acquisition and divestiture-related expenses include costs incurred for professional and legal fees and certain other transition and integration-related costs. Expenses include employee severance costs and lease termination costs related to DCPayments acquisition integration in the nine months ended September 30, 2018.

(5)	Goodwill and intangible asset impairments related to the Company’s Australia and New Zealand segment.
(6)	Amounts exclude a portion of the expenses incurred by one of the Company’s Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.

The following tables reflect certain financial information for each of the Company’s reporting segments for the periods presented:

	Three Months Ended September 30, 2018
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$206,465	$104,241	$29,469	$—	$—	$340,175
Intersegment revenues	2,283	597	—	—	(2,880)	—
Cost of revenues	141,169	64,603	21,227	229	(1,699)	225,529
Selling, general, and administrative expenses	16,762	9,079	2,362	13,693	—	41,896
Restructuring expenses	942	116	—	—	—	1,058
Acquisition and divestiture-related expenses	—	—	285	(285)	—	—
Loss (gain) on disposal and impairment of assets	246	232	(12)	—	—	466

Adjusted EBITDA	50,825	31,157	5,880	(9,265)	(1,164)	77,433

Depreciation and accretion expense	17,405	11,788	1,265	203	(15)	30,646
Adjusted EBITA	33,412	19,369	4,615	(9,456)	(1,153)	46,787

Capital expenditures (1)	$14,149	$10,931	$1,595	$—	$—	$26,675

	Three Months Ended September 30, 2017
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$257,258	$109,259	$35,433	—	—	$401,950
Intersegment revenues	2,360	326	—	—	(2,686)	—
Cost of revenues	170,948	65,189	24,907	797	(1,785)	260,056
Selling, general, and administrative expenses	17,273	9,799	2,282	16,778	—	46,132
Redomicile-related expenses	—	13	—	9	—	22
Acquisition and divestiture-related expenses	95	(245)	442	2,597	—	2,889
Goodwill and intangible asset impairment	—	—	194,521	—	—	194,521
Loss on disposal and impairment of assets	479	160	21,668	—	—	22,307

Adjusted EBITDA	71,397	34,596	8,237	(13,423)	(894)	99,913

Depreciation and accretion expense	16,413	11,476	1,916	—	—	29,805
Adjusted EBITA	54,984	23,120	6,321	(13,423)	(894)	70,108

Capital expenditures (1)	$20,658	$19,604	$1,294	—	—	$41,556

	Nine Months Ended September 30, 2018
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$618,538	$309,522	$89,286	$—	$—	$1,017,346
Intersegment revenues	6,888	1,610	—	—	(8,498)	—
Cost of revenues	426,742	191,049	66,198	404	(5,173)	679,220
Selling, general, and administrative expenses	49,239	27,682	7,409	40,248	(14)	124,564
Restructuring expenses	3,072	1,292	—	1,170	—	5,534
Acquisition and divestiture-related expenses	(348)	1,516	920	545	—	2,633
Loss on disposal and impairment of assets	10,880	4,613	90	—	—	15,583

Adjusted EBITDA	149,445	92,403	15,678	(30,024)	(3,268)	224,234

Depreciation and accretion expense	51,257	38,286	3,774	203	(69)	93,451
Adjusted EBITA	98,186	54,117	11,905	(30,227)	(3,198)	130,783

Capital expenditures (1)	$24,672	$29,475	$5,017	$14,193	$—	$73,357

	Nine Months Ended September 30, 2017
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$745,801	298,857	99,976	—	—	$1,144,634
Intersegment revenues	6,731	1,129	—	—	(7,860)	—
Cost of revenues	506,956	188,889	72,400	937	(4,964)	764,218
Selling, general, and administrative expenses	53,300	29,516	6,633	42,102	—	131,551
Redomicile-related expenses	—	36	—	746	—	782
Restructuring expenses	3,668	831	—	3,744	—	8,243
Acquisition and divestiture-related expenses	2,243	1,748	2,153	9,194	—	15,338
Goodwill and intangible asset impairment	—	—	194,521	—	—	194,521
Loss on disposal and impairment of assets	4,275	369	21,478	48	—	26,170

Adjusted EBITDA	192,273	81,581	20,924	(33,069)	(2,889)	258,820

Depreciation and accretion expense	50,967	32,093	5,617	—	—	88,677
Adjusted EBITA	141,300	49,489	15,312	(33,069)	(2,889)	170,143

Capital expenditures (1)	$60,161	45,814	5,449	—	—	$111,424

(1)

Capital expenditures include payments made for plant, property, and equipment, exclusive license agreements, and site acquisition costs. Additionally, capital expenditure amounts for one of the Company’s Mexican subsidiaries, included in the North America segment, are reflected gross of any noncontrolling interest amounts.

Identifiable Assets

	September 30, 2018	December 31, 2017
	(In thousands)
North America	$1,135,065	$1,175,154
Europe & Africa	535,665	579,879
Australia & New Zealand	66,086	75,095
Corporate	47,265	32,588
Total	$1,784,081	$1,862,716

(18) Supplemental Guarantor Financial Information

Prior to the Redomicile Transaction, the 2022 Notes were fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by certain wholly-owned subsidiaries of Cardtronics Delaware. On July 1, 2016, Cardtronics plc and certain of its subsidiaries became 2022 Notes Guarantors pursuant to the 2022 Notes Supplemental Indenture entered into in conjunction with the Redomicile Transaction. As of September 30, 2018, the 2022 Notes were fully and unconditionally guaranteed, subject to certain customary release provisions, on a joint and several basis by Cardtronics plc and these subsidiaries (including the original Cardtronics Delaware subsidiary 2022 Notes Guarantors). Cardtronics Delaware, the subsidiary issuer of the 2022 Notes is 100% owned by Cardtronics plc, the parent 2022 Notes Guarantor. In addition, on April 28, 2017, additional subsidiaries of Cardtronics plc were added as 2022 Notes Guarantors pursuant to the 2022 Notes Second Supplemental Indenture.

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

The following tables reflect the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017, the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 for: (i) Cardtronics plc, the parent 2022 Notes Guarantor (“Parent”), (ii) Cardtronics Delaware (“Issuer”), (iii) the 2022 Notes Guarantors (including those 2022 Notes Guarantors added pursuant to the 2022 Notes Second Supplemental Indenture) (the “Guarantors”), and (iv) the 2022 Notes Non-Guarantors.

Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended September 30, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$232,239	$110,961	$(3,025)	$340,175
Operating costs and expenses	7,739	7	202,478	104,321	(1,955)	312,590
(Loss) income from operations	(7,739)	(7)	29,761	6,640	(1,070)	27,585
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	6,691	9,900	(4,411)	69	12,249
Equity in (earnings) of subsidiaries	(15,024)	(4,241)	(1,718)	—	20,983	—
Other (income) expense	(29)	(8)	2,886	2,213	(6,359)	(1,297)
Income (loss) before income taxes	7,314	(2,449)	18,693	8,838	(15,763)	16,633
Income tax (benefit) expense	(1,465)	(1,657)	8,385	2,591	—	7,854
Net income (loss)	8,779	(792)	10,308	6,247	(15,763)	8,779
Net loss attributable to noncontrolling interests	—	—	—	—	(2)	(2)
Net income (loss) attributable to controlling interests and available to common stockholders	8,779	(792)	10,308	6,247	(15,761)	8,781
Comprehensive income (loss) attributable to controlling interests	$12,829	$(793)	$19,451	$1,152	$(19,807)	$12,832

	Three Months Ended September 30, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$278,863	$125,679	$(2,592)	$401,950
Operating costs and expenses	8,547	12,844	244,123	112,384	(1,689)	376,209
Goodwill and Intangible Impairment	—	—	194,521	—	—	194,521
(Loss) income from operations	(8,547)	(12,844)	(159,781)	13,295	(903)	(168,780)
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	6,410	10,468	(3,940)	—	12,938
Equity in losses (earnings) of subsidiaries	166,944	(32,956)	(4,094)	—	(129,894)	—
Other expense (income)	95	(236)	5,804	(2,714)	(5,044)	(2,095)
(Loss) income before income taxes	(175,586)	13,938	(171,959)	19,949	134,035	(179,623)
Income tax (benefit) expense	(16)	(7,417)	(873)	4,253	—	(4,053)
Net (loss) income	(175,570)	21,355	(171,086)	15,696	134,035	(175,570)
Net loss attributable to noncontrolling interests	—	—	—	—	(9)	(9)
Net (loss) income attributable to controlling interests and available to common stockholders	(175,570)	21,355	(171,086)	15,696	134,044	(175,561)
Comprehensive (loss) income attributable to controlling interests	$(152,509)	$22,599	$(169,367)	$37,104	$109,673	$(152,500)

	Nine Months Ended September 30, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$695,990	$330,240	$(8,884)	$1,017,346
Operating costs and expenses	19,649	16	626,284	321,158	(5,857)	961,250
(Loss) income from operations	(19,649)	(16)	69,706	9,082	(3,027)	56,096
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	19,850	30,782	(13,517)	130	37,245
Equity in (earnings) loss of subsidiaries	(25,667)	5,415	31,610	—	(11,358)	—
Other (income) expense	(18)	176	(1,185)	(3,484)	3,187	(1,324)
Income (loss) before income taxes	6,036	(25,457)	8,499	26,083	5,014	20,175
Income tax (benefit) expense	(3,730)	(4,965)	11,636	7,468	—	10,409
Net income (loss)	9,766	(20,492)	(3,137)	18,615	5,014	9,766
Net loss attributable to noncontrolling interests	—	—	—	—	(14)	(14)
Net income (loss) attributable to controlling interests and available to common shareholders	9,766	(20,492)	(3,137)	18,615	5,028	9,780
Comprehensive income (loss) attributable to controlling interests	$10,025	$(20,493)	$26,378	$(10,642)	$4,771	$10,039

	Nine Months Ended September 30, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$805,467	$347,683	$(8,516)	$1,144,634
Operating costs and expenses	21,244	25,295	711,231	328,263	(5,625)	1,080,408
Goodwill and Intangible Impairment	—	—	194,521	—	—	194,521
(Loss) income from operations	(21,244)	(25,295)	(100,285)	19,420	(2,891)	(130,295)
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	18,821	29,029	(12,773)	—	35,077
Equity in loss (earnings) of subsidiaries	140,268	(58,284)	(8,774)	—	(73,210)	—
Other (income) expense	(138)	(416)	27,064	(7,805)	(20,435)	(1,730)
(Loss) income before income taxes	(161,374)	14,584	(147,604)	39,998	90,754	(163,642)
Income tax (benefit) expense	(67)	(17,043)	10,207	4,568	—	(2,335)
Net (loss) income	(161,307)	31,627	(157,811)	35,430	90,754	(161,307)
Net loss attributable to noncontrolling interests	—	—	—	—	(3)	(3)
Net (loss) income attributable to controlling interests and available to common shareholders	(161,307)	31,627	(157,811)	35,430	90,757	(161,304)
Comprehensive (loss) income attributable to controlling interests	$(99,384)	$34,315	$(154,547)	$92,711	$27,523	$(99,382)

Condensed Consolidated Balance Sheets

	As of September 30, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$89	$6	$20,598	$19,735	$—	$40,428
Accounts and notes receivable, net	—	—	56,523	30,627	—	87,150
Other current assets	24	5,762	91,515	98,383	—	195,684
Total current assets	113	5,768	168,636	148,745	—	323,262
Property and equipment, net	—	—	299,744	158,011	(405)	457,350
Intangible assets, net	—	—	128,673	36,724	(917)	164,480
Goodwill	—	—	570,421	189,295	(525)	759,191
Investments in and advances to subsidiaries	408,015	754,791	337,630	—	(1,500,436)	—
Intercompany receivable	16,328	170,221	86,571	475,625	(748,745)	—
Deferred tax asset, net	598	—	(1,987)	8,801	—	7,412
Prepaid expenses, deferred costs, and other noncurrent assets	—	22,963	27,601	21,822	—	72,386
Total assets	$425,054	$953,743	$1,617,289	$1,039,023	$(2,251,028)	$1,784,081
Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	—	250	15,307	4,145	(12)	19,690
Accounts payable and accrued liabilities	587	3,084	221,556	127,375	—	352,602
Total current liabilities	587	3,334	236,863	131,520	(12)	372,292
Long-term debt	—	509,624	321,998	4,168	—	835,790
Intercompany payable	12,729	19,449	638,808	81,042	(752,028)	—
Asset retirement obligations	—	—	25,336	30,369	—	55,705
Deferred tax liability, net	—	—	46,284	2,528	—	48,812
Other long-term liabilities	—	267	20,168	39,309	—	59,744
Total liabilities	13,316	532,674	1,289,457	288,936	(752,040)	1,372,343
Shareholders' equity	411,738	421,069	327,832	750,087	(1,498,988)	411,738
Total liabilities and shareholders' equity	$425,054	$953,743	$1,617,289	$1,039,023	$(2,251,028)	$1,784,081

	As of December 31, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$89	$7	$15,807	$35,467	$—	$51,370
Accounts and notes receivable, net	—	—	55,912	49,333	—	105,245
Deferred tax asset, net	—	—	(3,466)	3,466	—	—
Other current assets	400	1,585	73,847	82,885	—	158,717
Total current assets	489	1,592	142,100	171,151	—	315,332
Property and equipment, net	—	—	312,591	185,479	(168)	497,902
Intangible assets, net	—	—	159,248	51,337	(723)	209,862
Goodwill	—	—	572,275	202,664	—	774,939
Investments in and advances to subsidiaries	385,729	465,347	392,327	—	(1,243,403)	—
Intercompany receivable	10,231	211,540	71,477	486,408	(779,656)	—
Deferred tax asset, net	332	—	1,343	5,250	—	6,925
Prepaid expenses, deferred costs, and other noncurrent assets	—	12,172	28,763	16,821	—	57,756
Total assets	$396,781	$690,651	$1,680,124	$1,119,110	$(2,023,950)	$1,862,716
Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	—	4,892	21,746	4,744	(12)	31,370
Accounts payable and accrued liabilities	979	10,070	205,199	134,932	—	351,180
Total current liabilities	979	14,962	226,945	139,676	(12)	382,550
Long-term debt	—	504,912	394,596	18,213	—	917,721
Intercompany payable	5,409	4,272	673,053	100,410	(783,144)	—
Asset retirement obligations	—	—	25,424	34,496	—	59,920
Deferred tax liability, net	—	—	34,926	2,204	—	37,130
Other long-term liabilities	—	3,997	25,402	45,603	—	75,002
Total liabilities	6,388	528,143	1,380,346	340,602	(783,156)	1,472,323
Shareholders' equity	390,393	162,508	299,778	778,508	(1,240,794)	390,393
Total liabilities and shareholders' equity	$396,781	$690,651	$1,680,124	$1,119,110	$(2,023,950)	$1,862,716

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$5,230	$4,400	$142,552	$32,400	$—	$184,582
Additions to property and equipment	—	—	(45,335)	(28,022)	—	(73,357)
Net cash used in investing activities	—	—	(45,335)	(28,022)	—	(73,357)
Proceeds from borrowings under revolving credit facility	—	273,700	37,445	166,878	—	478,023
Repayments of borrowings under revolving credit facility	—	(278,100)	(110,333)	(180,584)	—	(569,017)
Intercompany financing	—	—	(4,241)	4,241	—	—
Tax payments related to share-based compensation	(5,245)	—	—	—	—	(5,245)
Proceeds from exercises of stock options	14	—	—	—	—	14
Net cash used in financing activities	(5,231)	(4,400)	(77,129)	(9,465)	—	(96,225)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(227)	(177)	—	(404)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1)	—	19,861	(5,264)	—	14,596
Cash, cash equivalents, and restricted cash as of beginning of period	88	7	50,433	49,289	—	99,817
Cash, cash equivalents, and restricted cash as of end of period	$87	$7	$70,294	$44,025	$—	$114,413

	Nine Months Ended September 30, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$8,534	$20,602	$120,702	$22,596	$—	$172,434
Additions to property and equipment	—	—	(66,200)	(45,224)	—	(111,424)
Acquisitions, net of cash acquired	—	—	(465,123)	(19,479)	—	(484,602)
Net cash used in investing activities	—	—	(531,323)	(64,703)	—	(596,026)
Proceeds from borrowing under revolving credit facility	—	295,400	601,672	71,293	—	968,365
Repayments of borrowings under revolving credit facility	—	(319,200)	(446,533)	(61,618)	—	(827,351)
Proceeds from borrowings of long-term debt	—	—	300,000	—	—	300,000
Debt issuance costs	—	—	(5,476)	—	—	(5,476)
Intercompany financing	—	—	(7,642)	7,642	—	—
Tax payments related to share-based compensation	(8,359)	—	—	—	—	(8,359)
Proceeds from exercise of stock options	105	—	—	—		105
Net cash (used in) provided by financing activities	(8,254)	(23,800)	442,021	17,317	—	427,284
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(15,974)	11,796	—	(4,178)
Net increase (decrease) in cash, cash equivalents, and restricted cash	280	(3,198)	15,426	(12,994)	—	(486)
Cash, cash equivalents, and restricted cash as of beginning of period	101	3,205	34,722	67,719	—	105,747
Cash, cash equivalents, and restricted cash as of end of period	$381	$7	$50,148	$54,725	$—	$105,261

(19) Concentration Risk

Significant customers. For the three and nine months ended September 30, 2018, the Company derived approximately 23.3% and 23.8% of its total revenues from ATMs placed at the locations of its top five merchant customers, respectively. The Company’s top five merchant customers for the three and nine months ended September 30, 2018 were Walgreens Boots Alliance, Inc., Co-operative Food (in the U.K.), CVS Caremark Corporation, Alimentation Couche-Tard Inc.(in the U.S. and Canada) and Speedway LLC. For the nine months ended September 30, 2018, no individual customer accounted for more than 6% of the Company’s total revenue.

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

•	the Company’s ability to respond to recent and future network and regulatory changes;
•	the Company’s ability to renew its existing merchant relationships on comparable economic terms and add new merchants;
•	changes in interest rates and foreign currency rates;
•	the Company’s ability to successfully manage its existing international operations and to continue to expand internationally;
•	the Company’s ability to manage concentration risks with key customers, merchants, vendors, and service providers;
•	the Company’s ability to prevent thefts of cash and maintain adequate insurance;
•	the Company’s ability to manage cybersecurity risks, protect against cyber-attacks, prevent data breaches and respond to any such attacks or breaches were they to occur;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cardtronics plc provides convenient automated consumer financial services through its network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of September 30, 2018, we were the world’s largest ATM owner/operator, providing services to approximately 230,000 ATMs. During the three months ended September 30, 2018,  61% of our total revenues were derived from operations in North America (including our ATM operations in the U.S., Canada, and Mexico), 30% of our total revenues were derived from operations in Europe and Africa (including our ATM operations in the U.K., Ireland, Germany, Spain, and South Africa), and 9% of our total revenues were derived from operations in Australia and New Zealand. Included in our network as of September 30, 2018 were approximately 140,000 ATMs to which we provided processing only services or various forms of managed services solutions. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.

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

We also own and operate the Allpoint network (“Allpoint”), the largest surcharge-free ATM network (based on the number of participating ATMs). Allpoint, with approximately 55,000 participating ATMs, provides surcharge-free ATM access to over 1,100 participating credit unions, banks, and stored-value debit card issuers. For participants, Allpoint provides scale, density, and convenience of surcharge-free ATMs that surpasses the largest banks in the U.S. Allpoint earns either a fixed monthly fee per cardholder or a fixed fee per transaction that is paid by the participants. The Allpoint network includes a majority of our Company-owned ATMs in the U.S. and certain ATMs in the U.K., Canada, Mexico, Puerto Rico, and Australia. Allpoint also provides services to organizations that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing organizations pay Allpoint a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

For additional information related to our operations and the manner in which we derive revenues, see our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

Strategic Outlook

Over the past several years, we have expanded our operations and the capabilities and service offerings of our ATMs through strategic acquisitions and investments, ATMs deployed in high-traffic locations under contracts with well-known retailers, and expanded our relationships with leading financial institutions through the growth of Allpoint, our surcharge-free ATM network and our bank-branding programs. More recently, we have increasingly focused our growth efforts to providing ATM-related service offerings to financial institutions, as we are seeing increasing interest from financial institutions for outsourcing of ATM-related services due to our cost efficiency advantages and higher service levels, as well as the role that our ATMs can play in maintaining financial institutions physical presence for their customers as they reduce their physical branches.

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

Developing Trends and Recent Events

Reduction of physical branches by financial institutions in the U.S., the U.K., and other geographies. Due primarily to the expansion of services available through digital channels, such as online and mobile, and financial institution customers’ preferences towards these digital channels, many financial institutions have been de-emphasizing traditional physical branches. This trend of shifting more customer transactions  online and to ATMs has helped financial institutions lower their operating costs. As a result, many banks have been reducing the number of physical branches they operate. However, financial institution customers still consider convenient access to ATMs to be an important factor for choosing and maintaining an account with a particular financial institution. The closing of physical branches generally results in a removal of the ATMs that were at the closed branch locations and may create a void in physical presence for that financial institution. This creates an opportunity for us to provide the financial institution’s customers with convenient access to ATMs and to work with the financial institutions to preserve branded or unbranded physical points of presence through our ATM network.

Increase in surcharge-free offerings in the U.S. Many U.S. national and regional financial institutions aggressively compete for market share, and part of their competitive strategy is to increase their number of customer touch points, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their cardholders. Bank-branding of ATMs and participation in surcharge-free networks allow financial institutions to rapidly increase surcharge-free ATM access for their customers at a lower cost than owning and operating ATM networks. These factors have led to an increase in bank-branding and participation in surcharge-free ATM networks and we believe that there will be continued growth in such arrangements.

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

•United Kingdom. The U.K. is the largest ATM market in Europe. According to LINK (which connects the ATM networks of all the U.K. ATM operators), there were approximately 71,000 ATMs deployed in the U.K. as of December 2017, of which approximately 40,000 were operated by non-banks (inclusive of our approximately 20,000 ATMs). Electronic payment alternatives have gained popularity in the U.K. and we have seen both the number of ATM deployments and withdrawals slow in recent years. However, according to the Bank of England, cash is still the primary payment method preferred by consumers, representing over 50% of spontaneous payments. In January 2017, we further expanded our operations in the U.K. through our acquisition of DCPayments. In light of recent changes to the LINK interchange rate that includes the 5% decrease that came into effect on July 1, 2018, we have removed certain ATMs from service and have taken other measures such as slowing our ATM expansion. For additional information, see Decrease in interchange rates below.  We believe there are growing opportunities with financial institutions in this market to outsource certain components of their ATM operations and we are actively working to grow our offerings for such services.

•Germany. We entered the German market in August 2013 through our acquisition of Cardpoint. The German ATM market is highly fragmented and may be under-deployed, based on its population’s high use of cash relative to other markets in which we operate, such as the U.S. and the U.K. There are approximately 58,000 ATMs in Germany that are largely deployed in bank branch locations. This fragmented and potentially under-deployed ATM market is attractive to us, and as a result, we believe there are a number of opportunities for growth in this market.

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

•Australia and New Zealand. In January 2017, in connection with our acquisition of DCPayments, we obtained operations in Australia and New Zealand, and now are the largest independent ATM operator in Australia. We currently operate approximately 10,000 ATMs in Australia and New Zealand and estimate the total market is comprised of approximately 36,000 ATMs. Recently, we have seen same-store transaction declines consistent with market trends. In the future, these declines may be amplified by recent actions taken by major banks in Australia. For further information regarding these actions, see Australia market changes and asset impairment below. Responsive to recent trends we have removed certain ATMs from service and slowed expansion; however, we believe there are opportunities for longer-term growth in Australia, which would likely include expansion of services to financial institutions in this market.

•South Africa. In January 2017, in connection with our acquisition of Spark, we obtained operations in South Africa. Spark is a leading independent ATM operator in South Africa and we expect to expand in this market with retailers and financial institutions. We operate over 3,400 ATMs in South Africa and estimate that this market has approximately 32,000 ATMs.

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

Interchange rates in the U.K. are primarily set by LINK, the U.K.’s major interbank network. LINK has historically set these rates annually using a cost-based methodology that incorporates ATM service costs from two years prior (i.e., operating costs from 2016 are considered for determining the 2018 interchange rate). In addition to LINK transactions, certain card issuers in the U.K. have issued cards that are not affiliated with the LINK network, and instead carry the Visa or MasterCard network brands. In recent years, transactions conducted on our ATMs from these cards have totaled approximately 2% of our annual withdrawal transactions in the U.K. For these transactions, we receive interchange revenues based on rates that are set by Visa or MasterCard, respectively. The interchange rates set by Visa and MasterCard have historically been less than the rates that have been established by LINK. Throughout 2016 and 2017, some of the major financial institutions that participate in LINK expressed concern about the LINK interchange rate and commenced efforts to significantly lower the interchange rate. During 2017, a group of LINK members (the “Working Group”) developed a new interchange rate setting mechanism. After several months of analysis and discussion, the Working Group was unable to reach a recommended amended approach that was satisfactory to its participants, and as a result of this outcome, along with governance recommendations by the Bank of England in October 2017, it was decided that an independent board of LINK (“LINK Board”) would recommend interchange rates going forward. On November 1, 2017, the LINK Board announced that it had reached some tentative recommendations, subject to further comment by the LINK members. The LINK Board proposal sought to reduce interchange rates by approximately 5% per year, and in the aggregate, by approximately 20% over a four year period. Accordingly, on January 31, 2018, the LINK Board formalized a new process for setting interchange rates and confirmed its plans for the annual 5% phased rate reductions, with the first rate decrease commencing on July 1, 2018 and the second scheduled interchange rate decrease set for January 1, 2019. On July 1, 2018, the first reduction came into effect. However, on July 16, 2018, the LINK Board announced that it canceled the planned third interchange rate decrease, previously scheduled to occur in January 2020, and suspended the fourth interchange rate decrease, pending further review in 2019. We continue to evaluate and assess the impact of interchange rate decreases on our U.K. business and have taken certain actions and may continue to take additional actions to mitigate the impact of the current and potential future price reductions. Mitigating measures include or in the future may include removal of lower profitability sites, contract renegotiations with certain merchants, conversion of certain ATMs to a direct-charge to the consumer model, and other strategies. On an unmitigated basis, we expect the first 5% rate reduction to adversely impact our U.K. profits by approximately $6 - $7 million in 2018, compared to 2017, all of which will occur in the second half of 2018.

Withdrawal transaction and revenue trends – U.S. Many financial institutions are shifting traditional teller based transactions to online activities and ATMs to reduce their operating costs. Additionally, many financial institutions are reducing the number of branches they own and operate in order to lower their operating costs. As a result of these current trends, we believe there has been increasing demand for automated banking solutions, such as ATMs. Bank-branding of our ATMs and participation in our surcharge-free ATM network allow financial institutions to rapidly increase and maintain surcharge-free ATM access for their customers at a substantially lower cost than owning and operating an ATM network themselves. We believe there is continued opportunity for a large non-bank ATM owner/operator, such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an arrangement could reduce a financial institution’s operating costs while extending its customer service. Furthermore, we believe there are opportunities to provide selected services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs. Over the last several years, we have seen increased participation in Allpoint, our surcharge-free network, and growth in bank-branding and managed services. We believe that there will be continued growth in all three areas.

Excluding 7-Eleven locations (For additional information, see 7-Eleven U.S. relationship below), total U.S. same-store cash withdrawal transactions during the three months ended September 30, 2018 increased approximately 6% from the same period in 2017. These same-store results were impacted by a number of factors and the discrete impact of each factor is difficult to precisely estimate. Growth in Allpoint transactions has positively impacted the same-store growth rate, driven by the expansion in the number of ATMs in the Allpoint network, growth in the number of financial institutions participating in Allpoint, and increased marketing efforts to existing Allpoint participants. We estimate that the growth rate for the three months ended September 30, 2018 was also positively impacted by increased transactions related to customers continuing to utilize our fee-free access to their cash via our Allpoint network as a result of the removal of our Allpoint enabled ATMs from 7-Eleven stores and normalizing for other program changes. We estimate that this resulted in approximately 2% growth in the period. Finally, we believe the growth rate during the three and nine months ended

September 30, 2018 was positively impacted by higher ATM availability relative to the prior year as a result of the software upgrades and outages in 2017 that negatively impacted transaction volumes.

7-Eleven U.S. relationship. The Company had a long standing relationship with 7-Eleven in the U.S. that ended during the quarter ended March 31, 2018. In previous periods, this relationship accounted for a material portion of the Company’s consolidated revenues and profits. The Company began a transition to 7-Eleven’s new service provider during the third quarter of 2017 that was completed in February 2018. We estimate that 7-Eleven in the U.S. accounted for approximately 13% and 14% of the Company’s total revenues during the three and nine months ended September 30, 2017, respectively. 7-Eleven in the U.S. accounted for approximately 12.5% of the Company’s total revenues for the year ended 2017 and had an incremental gross margin of approximately 40%. The Company expects that 7-Eleven in the U.S. will account for less than 1% of total revenues in 2018, all of which was in the first quarter of 2018.

Withdrawal transaction and revenue trends – U.K. The majority of our ATMs in the U.K. are free-to-use ATMs, meaning the transaction is free to the consumer and we earn an interchange rate paid by the customer’s bank. We also operate surcharging or pay-to-use ATMs. Although we earn less revenue per cash withdrawal transaction on a free-to-use ATMs, higher volume of transactions conducted on free-to-use ATMs can generally translate into higher overall revenues. However, during the three months ended September 30, 2018, same-store cash withdrawal transactions in the U.K decreased approximately 4% compared to the same period in 2017. We believe the growth rate was adversely impacted by changes in consumer payments behavior, where consumers are conducting more tap and pay transactions for small payments at retailers.

Australia market changes and asset impairment. In late September 2017, Australia’s four largest banks, Commonwealth Bank of Australia (“CBA”),  Australia and New Zealand Banking Group Limited (“ANZ”), Westpac Banking Corporation (“Westpac”), and National Australia Bank (“NAB”), each separately announced decisions to remove all direct charges to all users on domestic ATM transactions completed at their respective ATM networks, effectively creating a free-to-use network of ATMs that did not exist previously. Collectively these four banks account for approximately one third of the total ATMs in Australia. CBA removed the direct charges in late September 2017, and Westpac, ANZ, and NAB removed the direct charges during the first part of October 2017. During the three months ended September 30, 2017, we performed qualitative and quantitative analysis and recognized an impairment of our Australia and New Zealand reporting unit in response to expected revenue and profit declines in this market following the banks’ removal of the direct charges.

Australia has historically been a direct charge ATM market, where cardholders have paid a fee (or “direct charge”) to the operator of an ATM for each transaction, unless the ATM where the transaction was completed was part of the cardholder’s issuing bank ATM network. There is no broad interchange arrangement in Australia between card issuers and ATM operators to compensate the ATM operator for its service to a financial institution’s cardholder in absence of the direct charge being levied to the cardholders. During the three and nine months ended September 30, 2018, approximately 77% of the Company’s revenues in Australia were sourced from direct charges paid by cardholders. Consequently, the actions taken by the largest banks in Australia in 2017 have resulted in a significant increase in the availability of free-to-use ATMs and could, in the future, result in a significant decrease in our revenues. We are developing strategies to react to this market shift. While the direct impact we have experienced has been limited to date, the ultimate impact of this action could increase over time as consumers’ behavior patterns change as a result of the introduction of a free-to-use network in Australia that did not previously exist.

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

Alternative payment options. We face indirect competition from alternative payment options, including card-based and mobile phone-based contactless payment technology in all of our markets. Australia and the U.K. have reported higher rates of contactless payment use compared to other markets. Prior to our acquisition of DCPayments and since our ownership of the Australian component of the business, we have observed declines in transactions at Australian ATMs, as cash-based payments have declined as a percentage of total payments in recent years. Contactless payments appear to be  a significant driver of the decline.

Europay, MasterCard, Visa (“EMV”) security standard and software upgrades in the U.S. The EMV security standard provides for the security and processing of information contained on microchips embedded in certain debit and credit cards, known as “chip cards.” In October 2016, MasterCard commenced a liability shift for U.S. ATM transactions on EMV-issued cards used at non-EMV compliant ATMs in the U.S. Similarly, in October 2017, Visa commenced a liability shift for all transaction types on all EMV issued cards in the U.S. In order to comply with the EMV standard, in the U.S., we upgraded or replaced nearly all of our U.S. Company-owned ATMs to deploy additional software to enable additional functionality, enhance security features, and enable the EMV security standard. Due to the significant operational challenges of enabling EMV and other hardware and software enhancements across the majority of our U.S. ATMs, which comprises many types and models of ATMs, together with potential compatibility issues with various processing platforms, we experienced increased downtime at our U.S. ATMs during the first half of 2017. As a result of this downtime, we suffered lost revenues and incurred penalties with certain of our contracts during the first half of 2017. Also during 2017, we incurred increased charges from networks associated with actual or potentially fraudulent transactions, as we are liable for fraudulent transactions on the MasterCard network and other networks that have adopted the EMV security standard if our ATM was not EMV compliant at the time a fraudulent transaction was processed. In 2017, nearly all of our U.S. Company-owned ATMs became EMV-compliant.

Capital investments. Our capital spending in 2017 and 2016 included significant expenditures to achieve our EMV upgrade requirements and replace units at certain locations. Therefore, we have seen a decrease in our capital spending in 2018 from what we spent in 2016 and 2017. Our capital spending in 2018 has been driven by the following: (i) our strategic initiatives to enhance the consumer experience at our ATMs and drive transaction growth, (ii) long-term renewals of existing merchant contracts, (iii) certain software and hardware enhancements required to facilitate our strategic initiatives, enhance security, and maintain the necessary support, (iv) other compliance related matters including polymer note introductions, (v) growth opportunities across our enterprise, and (vi) investments in the infrastructure of our business, including the implementation of an enterprise resource planning (“ERP”) system.

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

Dynamic Currency Conversion. On September 27, 2018, Visa notified its members that it will allow dynamic currency conversion (“DCC”) on international ATM transactions globally effective April 13, 2019. We expect that this rule change will allow us to expand our DCC offering with a positive impact on revenues. On March 28, 2018, the European Commission published a proposal to amend European Union regulations applicable to (“DCC”) charges. The European Commission has proposed additional transparency and price comparability requirements on DCC transactions that, if enacted by the European Parliament, would be developed by the European Banking Authority. Our DCC revenues currently account for approximately 3% of our consolidated revenues, the majority of which relate to our U.K. operations. With the timing of Brexit scheduled to precede the proposed effective date of regulation, we are uncertain, at this time, if this new proposed regulation will have any significant impact on our results.  Regardless of the outcome and whether the U.K. adopts the European Unions proposed regulations, we do not believe this regulation will have a material impact on our revenues based on our current operations and the intended purpose of the proposed regulations.

Restructuring expenses. During 2017, we initiated a global corporate reorganization and cost reduction initiative (the “Restructuring Plan”), intended to improve our cost structure and operating efficiency. The Restructuring Plan included workforce reductions, facilities closures, contract terminations, and other cost reduction measures. We incurred $8.2 million and $10.4 million of pre-tax expenses related to our Restructuring Plan during the nine and twelve months ended September 30, 2017 and December 31, 2017, respectively. During the three and nine months ended September 30, 2018, we implemented additional workforce reductions in an effort to continue our cost reduction initiative and incurred $1.1 million and $5.5 million of pre-tax expenses, respectively. During the remainder of 2018, our Restructuring Plan activities may include additional workforce reductions and other cost reduction measures.

Next generation bank note upgrade in Australia. Next generation bank notes are in the process of being introduced by the Reserve Bank of Australia. The new $5 note was introduced on September 1, 2016, and the new $50 note, the most widely disseminated note in Australia, was introduced on October 18, 2018, with the new $20 note to follow on a date to be determined. The introduction of these next generation bank notes has required upgrades to software and physical ATM components on our ATMs in Australia.

U.S. Tax Reform. On December 22, 2017, House of Representatives 1 (“H.R. 1”), originally known as the Tax Cuts and Jobs Act (“U.S. Tax Reform”) was enacted and signed into legislation. In accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP” or “GAAP”), the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. As a result of this legislation, during the three months ended December 31, 2017, we provisionally recognized one-time net tax benefits totaling $11.6 million. This amount included an estimated one-time tax benefit of $19.4 million due to the re-measurement of our net deferred tax liabilities, primarily related to the change in the U.S. federal corporate income tax rate from 35% to 21%. Partially offsetting this non-cash book tax benefit, we recognized during the three month ended December 31, 2017, an estimated one-time tax expense of $7.8 million on our accumulated undistributed foreign earnings pertaining to foreign operations under our U.S. business. During the three months ended September 30, 2018, we decreased the estimated one-time tax on our accumulated undistributed foreign earnings by $1.2 million. Offsetting this benefit, we recognized a charge of $1.0 million for deferred tax assets that will not be realized that was determined after the release of IRS Notice 2018-68, clarifying the deduction limitations for remunerations of covered persons. As a result, we realized a net tax benefit of $0.2 million in the three months ended September 30, 2018 related to the income tax effects of the U.S. Tax Reform. We continue to evaluate the U.S. Tax Reform and there are many elements of the U.S. Tax Reform that will impact our business. In the near term, due primarily to limitations on the amount of interest expense a U.S. company can deduct, we expect the net impact of this reform to increase our consolidated reported effective tax rate as compared to previous recent periods.

Acquisitions. On January 6, 2017, we completed the acquisition of DCPayments, a leading operator of approximately 25,000 ATMs with operations in Australia, New Zealand, Canada, the U.K., and Mexico and on January 31, 2017, we completed the acquisition of Spark, an independent ATM operator in South Africa, with a growing network of approximately 2,300 ATMs. The agreed purchase consideration for Spark included initial cash consideration, paid at closing, and potential additional contingent consideration. The additional purchase consideration is contingent upon Spark achieving certain agreed upon earnings targets in 2019 and 2020 to be paid in 2020 and 2021, respectively. For additional information related to the acquisitions above, see Item 1. Financial Statements, Note 4. Acquisitions.

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

Factors Impacting Comparability Between Periods

•

Foreign currency exchange rates. Our reported financial results are subject to fluctuations in foreign currency exchange rates. We estimate that the year-over-year fluctuation of the currencies in the markets in which we operate relative to the U.S. dollar caused our reported total revenues to be lower by approximately $4.9 million during the three months ended September 30, 2018 and higher by $17.5 million the nine months ended September 30, 2018.

•

Acquisitions and divestitures. The results of operations for any acquired entities during a particular period have been included in our consolidated financial statements for the periods since the respective dates of acquisition. Similarly, the results of operations for any divested operations have been excluded from our consolidated financial statements since the dates of divestiture.

•

7-Eleven ATM removal. As discussed above, the 7-Eleven ATM placement agreement in the U.S. expired in July 2017, and all ATM operations in the U.S. were transitioned to the new service provider by March 31, 2018. We estimate that 7-Eleven in the U.S. accounted for approximately 12.5% of consolidated total revenues for the year ended 2017. We expect that 7-Eleven in the U.S will account for less than 1% of consolidated total revenues in 2018.

Results of Operations

The following Consolidated Statements of Operations reflects each line as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018		2017		2018		2017
	(In thousands, excluding percentages)
Revenues:
ATM operating revenues	$329,837	97.0%	$390,143	97.1%	$978,789	96.2%	$1,105,191	96.6%
ATM product sales and other revenues	10,338	3.0	11,807	2.9	38,557	3.8	39,443	3.4
Total revenues (1)	340,175	100.0	401,950	100.0	1,017,346	100.0	1,144,634	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below. See Note 1(c)) (2)	216,849	63.7	251,136	62.5	647,692	63.7	729,547	63.7
Cost of ATM product sales and other revenues	8,680	2.6	8,920	2.2	31,528	3.1	34,671	3.0
Total cost of revenues	225,529	66.3	260,056	64.7	679,220	66.8	764,218	66.8
Operating expenses:
Selling, general, and administrative expenses (3)	41,896	12.3	46,132	11.5	124,564	12.2	131,551	11.5
Redomicile-related expenses	—	—	22	—	—	—	782	0.1
Restructuring expenses	1,058	0.3	—	—	5,534	0.5	8,243	0.7
Acquisition and divestiture-related expenses	—	—	2,889	0.7	2,633	0.3	15,338	1.3
Goodwill and intangible asset impairment	—	—	194,521	48.4	—	—	194,521	17.0
Depreciation and accretion expense	30,647	9.0	29,807	7.4	93,453	9.2	88,683	7.7
Amortization of intangible assets	12,994	3.8	14,996	3.7	40,263	4.0	45,423	4.0
Loss on disposal and impairment of assets	466	0.1	22,307	5.5	15,583	1.5	26,170	2.3
Total operating expenses	87,061	25.6	310,674	77.3	282,030	27.7	510,711	44.6
Income (loss) from operations	27,585	8.1	(168,780)	(42.0)	56,096	5.5	(130,295)	(11.4)
Other expense:
Interest expense, net	8,852	2.6	9,743	2.4	27,185	2.7	25,760	2.3
Amortization of deferred financing costs and note discount	3,397	1.0	3,195	0.8	10,060	1.0	9,317	0.8
Other income	(1,297)	(0.4)	(2,095)	(0.5)	(1,324)	(0.1)	(1,730)	(0.2)
Total other expense	10,952	3.2	10,843	2.7	35,921	3.5	33,347	2.9
Income (loss) before income taxes	16,633	4.9	(179,623)	(44.7)	20,175	2.0	(163,642)	(14.3)
Income tax expense (benefit)	7,854	2.3	(4,053)	(1.0)	10,409	1.0	(2,335)	(0.2)
Net income (loss)	8,779	2.6	(175,570)	(43.7)	9,766	1.0	(161,307)	(14.1)
Net loss attributable to noncontrolling interests	(2)	—	(9)	—	(14)	—	(3)	—
Net income (loss) attributable to controlling interests and available to common shareholders	$8,781	2.6%	$(175,561)	(43.7)%	$9,780	1.0%	$(161,304)	(14.1)%

(1)

Effective January 1, 2018, we adopted ASC 606 using the modified retrospective approach. Historical revenue reflects amounts previously reported and have not been restated here and the tables that follow.

(2)

Excludes effects of depreciation, accretion, and amortization of intangible assets of $35.5 million and $37.2 million for the three months ended September 30, 2018 and 2017, respectively, and $109.1 and $111.9 million for the nine months ended September 30, 2018 and 2017, respectively. See Item 1. Financial Statements, Note 1. General and Basis of Presentation – (c) Cost of ATM Operating Revenues Presentation. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 10.4% and 9.2% for the three months ended September 30, 2018 and 2017, respectively, and 10.7% and 9.8% for the nine months ended September 30, 2018 and 2017, respectively.

(3)

Includes share-based compensation expense of $4.4 million and $4.0 million for the three months ended September 30, 2018 and 2017, and $10.2 million and $9.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Key Operating Metrics

The following table reflects certain key measures that gauge our operating performance for the periods indicated, including the effect of the acquisitions.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	% Change	2017	2018	% Change	2017

Average number of transacting ATMs:
North America	44,183	(15.5)%	52,267	44,829	(14.4)%	52,385
Europe & Africa	24,406	(5.8)	25,921	24,769	(2.8)	25,484
Australia & New Zealand	7,909	(9.3)	8,717	8,077	(8.7)	8,848
Total Company-owned	76,498	(12.0)	86,905	77,675	(10.4)	86,717
North America	14,064	(7.2)	15,149	14,172	(7.5)	15,324
Europe & Africa	55	(91.9)	682	175	(72.3)	632
Australia & New Zealand	103	-	103	103	-	103
Total Merchant-owned	14,222	(10.7)	15,934	14,450	(10.0)	16,059
Average number of transacting ATMs – ATM operations	90,720	(11.8)	102,839	92,125	(10.4)	102,776

Managed Services and Processing:
North America	137,789	4.0	132,487	135,406	4.2	130,003
Australia & New Zealand	1,993	(0.4)	2,000	2,005	8.7	1,844
Average number of transacting ATMs – Managed services and processing	139,782	3.9	134,487	137,411	4.2	131,847

Total average number of transacting ATMs	230,502	(2.9)	237,326	229,536	(2.2)	234,623

Total transactions (in thousands):
ATM operations	340,870	(12.3)	388,736	1,001,737	(12.2)	1,141,144
Managed services and processing, net	290,213	3.3	281,054	851,495	7.9	788,928
Total transactions	631,083	(5.8)	669,790	1,853,232	(4.0)	1,930,072

Total cash withdrawal transactions (in thousands):
ATM operations	222,864	(10.1)	247,903	649,674	(11.0)	730,313

Per ATM per month amounts (excludes managed services and processing):
Cash withdrawal transactions	819	1.9	804	784	(0.8)	790

ATM operating revenues (1)	$1,119	(5.2)	$1,180	$1,088	(2.5)	$1,116
Cost of ATM operating revenues (1) (2)	760	(1.8)	774	744	(0.7)	749
ATM adjusted operating gross profit (1) (2)	$359	(11.6)%	$406	$344	(6.3)%	$367

ATM adjusted operating gross profit margin	32.1%		34.4%	31.6%		32.9%

(1)	ATM operating revenues and Cost of ATM operating revenues relating to managed services, processing, ATM equipment sales, and other ATM-related services are not included in this calculation.
(2)

Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is reported separately in the accompanying Consolidated Statements of Operations. For additional information, see Item 1. Financial Statements, Note 1. General and Basis of Presentation – (c) Cost of ATM Operating Revenues Presentation.

Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
	(In thousands, excluding percentages)
North America
ATM operating revenues	$200,481	$249,964	(19.8)%	$593,400	$719,341	(17.5)%
ATM product sales and other revenues	8,267	9,654	(14.4)	32,026	33,191	(3.5)
North America total revenues	208,748	259,618	(19.6)	625,426	752,532	(16.9)
Europe & Africa
ATM operating revenues	102,819	107,497	(4.4)	304,809	293,827	3.7
ATM product sales and other revenues	2,019	2,088	(3.3)	6,323	6,159	2.7
Europe & Africa total revenues	104,838	109,585	(4.3)	311,132	299,986	3.7
Australia & New Zealand
ATM operating revenues	29,417	35,368	(16.8)	89,078	99,752	(10.7)
ATM product sales and other revenues	52	65	(20.0)	208	224	(7.1)
Australia & New Zealand total revenues	29,469	35,433	(16.8)	89,286	99,976	(10.7)

Eliminations	(2,880)	(2,686)	7.2	(8,498)	(7,860)	8.1

Total ATM operating revenues	329,837	390,143	(15.5)	978,789	1,105,191	(11.4)
Total ATM product sales and other revenues	10,338	11,807	(12.4)	38,557	39,443	(2.2)
Total revenues	$340,175	$401,950	(15.4)%	$1,017,346	$1,144,634	(11.1)%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

ATM operating revenues. ATM operating revenues during the three months ended September 30, 2018 decreased $60.3 million, or 15.5%, compared to the same period of 2017. The decrease in ATM operating revenues was  primarily attributable to the removal of ATMs at 7-Eleven locations in the U.S., lower ATM counts and transaction volumes in Australia and the U.K., and the 5% decrease in the LINK interchange rate in the U.K. effective July 1, 2018.

The following table details, by segment, the changes in the various components of ATM operating revenues:

	Three Months Ended
	September 30,
	2018	2017	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$92,572	$123,406	$(30,834)	(25.0)%
Interchange revenues	36,620	51,155	(14,535)	(28.4)
Bank-branding and surcharge-free network revenues	45,128	48,910	(3,782)	(7.7)
Managed services revenues	12,240	12,905	(665)	(5.2)
Other revenues	13,921	13,588	333	2.5
North America total ATM operating revenues	200,481	249,964	(49,483)	(19.8)
Europe & Africa
Surcharge revenues	34,134	33,410	724	2.2
Interchange revenues	66,039	71,858	(5,819)	(8.1)
Other revenues	2,646	2,229	417	18.7
Europe & Africa total ATM operating revenues	102,819	107,497	(4,678)	(4.4)
Australia & New Zealand
Surcharge revenues	22,358	28,579	(6,221)	(21.8)
Interchange revenues	1,650	1,246	404	32.4
Bank-branding and surcharge-free network revenues	—	6	(6)	n/m
Managed services revenues	4,108	4,191	(83)	(2.0)
Other revenues	1,301	1,346	(45)	(3.3)
Australia & New Zealand total ATM operating revenues	29,417	35,368	(5,951)	(16.8)
Eliminations	(2,880)	(2,686)	(194)	7.2
Total ATM operating revenues	$329,837	$390,143	$(60,306)	(15.5)%

North America. For the three months ended September 30, 2018, our ATM operating revenues in our North America segment decreased $49.5 million, or 19.8%, compared to the same period of 2017. The decrease was primarily attributable to the termination of the 7-Eleven contract in the U.S. and the removal of ATMs at 7-Eleven locations during the second half of 2017 and the first two months of 2018. 7-Eleven locations in the U.S. accounted for approximately 22% of North America revenues in the three months ended September 30, 2017.  The decrease attributable to the loss of the 7-Eleven relationship was partially offset by revenue growth in the rest of the U.S. as a result of growth in same-store transactions, bank-branding, and surcharge-free network revenues.

Europe & Africa. For the three months ended September 30, 2018, our ATM operating revenues in our Europe & Africa segment decreased $4.7 million, or 4.4%, compared to the same period of 2017. Our ATM operating revenues would have been higher by approximately $0.8 million for the three months ended September 30, 2018, absent the foreign currency exchange rate movements. Adjusted for foreign currency movements, ATM operating revenues decreased 3.6% driven by the 5% decrease in the LINK interchange rate in the U.K. that became effective July 1, 2018, as well as fewer transacting ATMs, and a decline in same-store transactions in the U.K. The decline in U.K. revenue was partially offset by an increase in the number of transacting ATMs from new ATM placement agreements in South Africa, Germany, Spain, and Ireland. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

Australia & New Zealand. For the three months ended September 30, 2018, our ATM operating revenues in our Australia & New Zealand segment decreased $6.0 million, or 16.8%, compared to the same period of 2017. Our ATM operating revenues would have been higher by $2.4 million for the three months ended September 30, 2018, absent the foreign currency exchange rate movements. Adjusted for foreign currency movements, ATM operating revenues decreased 10.2% primarily due to a decline in the number of transacting ATMs and fewer transactions per ATM.

ATM product sales and other revenues. For the three months ended September 30, 2018, our ATM product sales and other revenues decreased $1.5 million compared to the same period of 2017. The decrease was primarily related to lower equipment sales in our North America segment.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

ATM operating revenues. ATM operating revenues during the nine months ended September 30, 2018 decreased $126.4 million, or 11.4%, compared to the same period of 2017.  The decrease in ATM operating revenues was primarily attributable to the removal of ATMs at 7-Eleven locations in the U.S.

The following table details, by segment, the changes in the various components of ATM operating revenues:

	Nine Months Ended
	September 30,
	2018	2017	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$272,372	$343,613	$(71,241)	(20.7)%
Interchange revenues	108,259	155,558	(47,299)	(30.4)
Bank-branding and surcharge-free network revenues	133,565	143,169	(9,604)	(6.7)
Managed services revenues	38,331	37,224	1,107	3.0
Other revenues	40,873	39,777	1,096	2.8
North America total ATM operating revenues	593,400	719,341	(125,941)	(17.5)
Europe & Africa
Surcharge revenues	91,191	84,043	7,148	8.5
Interchange revenues	205,910	202,178	3,732	1.8
Other revenues	7,708	7,606	102	1.3
Europe & Africa total ATM operating revenues	304,809	293,827	10,982	3.7
Australia & New Zealand
Surcharge revenues	69,107	81,788	(12,681)	(15.5)
Interchange revenues	3,839	3,422	417	12.2
Bank-branding and surcharge-free network revenues	—	87	(87)	n/m
Managed services revenues	12,318	10,922	1,396	12.8
Other revenues	3,814	3,533	281	8.0
Australia & New Zealand total ATM operating revenues	89,078	99,752	(10,674)	(10.7)
Eliminations	(8,498)	(7,729)	(769)	9.9
Total ATM operating revenues	$978,789	$1,105,191	$(126,402)	(11.4)%

North America. For  the nine months ended September 30, 2018,  our ATM operating revenues in our North America segment decreased $125.9 million, or 17.5%, compared to the same period of 2017. The decrease was primarily attributable to lower revenue in the U.S. attributable to the removal of ATMs at 7-Eleven locations during the second half of 2017 and the first two months of 2018. Revenues attributable to 7-Eleven locations in the U.S. were approximately 22% of North America revenues in the nine months ended September 30, 2017. 7-Eleven did not contribute to the Company’s revenues in the three and six months ended September 30, 2018. The decline attributable to the loss of the 7-Eleven relationship was partially offset by the rest of the U.S. as a result of the growth in same-store transactions contributing to surcharge and interchange as well as bank-branding and surcharge-free network revenues. In addition, during the first half of 2017, we experienced software related issues in conjunction with our ATM upgrades and EMV compliance effort, as well as a service disruption at a number of ATMs caused by a third-party software issue, which caused some downtime at a significant number of our ATMs. During the first nine months of 2018, the Company experienced high levels of availability across its U.S. ATMs.

Europe & Africa. For the nine months ended September 30, 2018,  our ATM operating revenues in our Europe & Africa segment increased $11.0 million, or 3.7%, compared to the same period of 2017. Our ATM operating revenues would have been lower by $16.8 million for the nine months ended September 30, 2018, absent the foreign currency exchange rate movements. Adjusted for foreign currency movements, ATM operating revenues decreased 2% driven by a decline in same-store transactions in the U.K., fewer transacting ATMs in the U.K., and the 5% decrease in the LINK interchange rate in the U.K. that became effective July 1, 2018. The decline in U.K. revenue was partially offset by an increase in the number of transacting ATMs from new ATM placement agreements in South Africa, Germany, Spain, and Ireland. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

Australia & New Zealand. For the nine months ended September 30, 2018, our ATM operating revenues in our Australia & New Zealand segment decreased $10.7 million, or 10.7%, compared to the same period of 2017. Our ATM operating revenues would have been higher by approximately $1 million for the nine months ended September 30, 2018, absent the foreign currency exchange rate movements. Adjusted for foreign currency movements, ATM operating revenues decreased 9.7% primarily due to a decline in the number of transacting ATMs and fewer transactions per ATM.

ATM product sales and other revenues. For the nine months ended September 30, 2018, our ATM product sales and other revenues decreased $0.9 million compared to the same period of 2017. The decrease was primarily related to lower equipment sales in our North America segment.

Cost of Revenues (exclusive of depreciation, accretion, and amortization of intangible assets)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2018	2017	% Change	2018	2017	% Change
	(In thousands, excluding percentages)
North America
Cost of ATM operating revenues	$133,496	$163,604	(18.4)%	$398,479	$478,591	(16.7)%
Cost of ATM product sales and other revenues	7,673	7,344	4.5	28,263	28,365	(0.4)
North America total cost of revenue	141,169	170,948	(17.4)	426,742	506,956	(15.8)
Europe & Africa
Cost of ATM operating revenues	63,825	64,350	(0.8)	188,595	184,450	2.2
Cost of ATM product sales and other revenues	778	839	(7.3)	2,454	4,439	(44.7)
Europe & Africa total cost of revenues	64,603	65,189	(0.9)	191,049	188,889	1.1
Australia & New Zealand
Cost of ATM operating revenues	20,998	24,170	(13.1)	65,387	70,410	(7.1)
Cost of ATM product sales and other revenues	229	737	(68.9)	811	1,990	(59.2)
Australia & New Zealand total cost of revenues	21,227	24,907	(14.8)	66,198	72,400	(8.6)
Corporate	229	797	(71.3)	404	937	(56.9)

Eliminations	(1,699)	(1,785)	(4.8)	(5,173)	(4,964)	4.2

Cost of ATM operating revenues	216,849	251,136	(13.7)	647,692	729,547	(11.2)
Cost of ATM product sales and other revenues	8,680	8,920	(2.7)	31,528	34,671	(9.1)
Total cost of revenues	$225,529	$260,056	(13.3)%	$679,220	$764,218	(11.1)%

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) during the three months ended September 30, 2018 decreased $34.3 million, or 13.7%, compared to the same period of 2017.  The decrease in the Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) was primarily attributable to the decrease in ATM operating revenue, largely due to the removal of ATMs at 7-Eleven locations in the U.S.

The following table details, by segment, the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Three Months Ended
	September 30,
	2018	2017	Change	% Change
	(In thousands, excluding percentages)
North America
Merchant commissions	$67,931	$87,828	$(19,897)	(22.7)%
Vault cash rental	11,567	13,513	(1,946)	(14.4)
Other costs of cash	14,540	16,813	(2,273)	(13.5)
Repairs and maintenance	11,530	15,206	(3,676)	(24.2)
Communications	3,846	5,587	(1,741)	(31.2)
Transaction processing	1,637	1,901	(264)	(13.9)
Employee costs	9,174	8,516	658	7.7
Other expenses	13,271	14,240	(969)	(6.8)
North America total cost of ATM operating revenues	133,496	163,604	(30,108)	(18.4)
Europe & Africa
Merchant commissions	25,754	28,311	(2,557)	(9.0)
Vault cash rental	3,668	3,401	267	7.9
Other costs of cash	6,192	4,041	2,151	53.2
Repairs and maintenance	3,445	3,484	(39)	(1.1)
Communications	3,020	3,168	(148)	(4.7)
Transaction processing	4,710	4,562	148	3.2
Employee costs	11,089	10,535	554	5.3
Other expenses	5,947	6,848	(901)	(13.2)
Europe & Africa total cost of ATM operating revenues	63,825	64,350	(525)	(0.8)
Australia & New Zealand
Merchant commissions	11,574	14,120	(2,546)	(18.0)
Vault cash rental	2,392	2,080	312	15.0
Other costs of cash	2,083	2,687	(604)	(22.5)
Repairs and maintenance	2,018	2,043	(25)	(1.2)
Communications	824	1,078	(254)	(23.6)
Transaction processing	520	665	(145)	(21.8)
Employee costs	1,315	1,412	(97)	(6.9)
Other expenses	272	85	187	220.0
Australia & New Zealand total cost of ATM operating revenues	20,998	24,170	(3,172)	(13.1)
Corporate	229	797	(568)	(71.3)
Eliminations	(1,699)	(1,785)	86	(4.8)
Total cost of ATM operating revenues	$216,849	$251,136	$(34,287)	(13.7)%

North America. For the three months ended September 30, 2018, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our North America segment decreased $30.1 million, or 18.4%, compared to the same period of 2017. The decrease was attributable to the following: (i) the decline in costs across most categories as a result of the removal of ATMs at 7-Eleven locations in the U.S., (ii) improved operational efficiency,

(iii) lower other cost of cash in 2018 primarily due to lower charges from networks for suspected fraudulent transactions following the EMV liability shift on the MasterCard network, and (iv) lower repair and maintenance costs in 2018 compared to 2017 related primarily to the software upgrades at certain Company-owned ATMs during 2017.

Europe & Africa. For the three months ended September 30, 2018, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Europe & Africa segment remained constant compared to the same period of 2017. Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) decreased less than 1%. This decrease was directionally consistent with the constant-currency decline in ATM operating revenues that resulted in lower merchant commissions, offset by higher costs to maintain cash at our ATMs in the U.K. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

Australia & New Zealand. For the three months ended September 30, 2018, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Australia & New Zealand segment decreased $3.2 million, or 13.1%, compared to the same period of 2017. This change is consistent with the decrease in ATM operating revenues.

Cost of ATM product sales and other revenues. For the three months ended September 30, 2018, our cost of ATM product sales and other revenues decreased by 2.7% from the same period of 2017 consistent with the decrease in revenue from ATM product sales.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) during the nine months ended September 30, 2018 decreased $81.9 million, or 11.2%, compared to the same period in 2017. The decrease in the Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) was primarily attributable to the decrease in ATM operating revenue, largely due to the removal of ATMs at 7-Eleven locations in the U.S.

The following table details, by segment, the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Nine Months Ended
	September 30,
	2018	2017	Change	% Change
	(In thousands, excluding percentages)
Cost of ATM operating revenues
North America
Merchant commissions	$200,630	$246,406	$(45,776)	(18.6)%
Vault cash rental	36,083	40,556	(4,473)	(11.0)
Other costs of cash	44,610	56,137	(11,527)	(20.5)
Repairs and maintenance	33,503	47,798	(14,295)	(29.9)
Communications	12,031	16,489	(4,458)	(27.0)
Transaction processing	4,663	6,721	(2,058)	(30.6)
Employee costs	27,098	25,194	1,904	7.6
Other expenses	39,861	39,290	571	1.5
North America total cost of ATM operating revenues	398,479	478,591	(80,112)	(16.7)
Europe & Africa
Merchant commissions	78,930	80,453	(1,523)	(1.9)
Vault cash rental	10,630	9,925	705	7.1
Other costs of cash	18,897	14,990	3,907	26.1
Repairs and maintenance	10,991	10,452	539	5.2
Communications	9,671	8,826	845	9.6
Transaction processing	13,500	12,570	930	7.4
Employee costs	33,850	29,817	4,033	13.5
Other expenses	12,126	17,417	(5,291)	(30.4)
Europe & Africa total cost of ATM operating revenues	188,595	184,450	4,145	2.2
Australia & New Zealand
Merchant commissions	36,575	40,976	(4,401)	(10.7)
Vault cash rental	6,771	5,591	1,180	21.1
Other costs of cash	5,898	7,937	(2,039)	(25.7)
Repairs and maintenance	6,948	5,888	1,060	18.0
Communications	2,674	3,345	(671)	(20.1)
Transaction processing	1,796	1,763	33	1.9
Employee costs	4,004	4,260	(256)	(6.0)
Other expenses	721	650	71	10.9
Australia & New Zealand total cost of ATM operating revenues	65,387	70,410	(5,023)	(7.1)
Corporate	404	937	(533)	(56.9)
Eliminations	(5,173)	(4,841)	(332)	6.9
Total cost of ATM operating revenues	$647,692	$729,547	$(81,855)	(11.2)%

North America. For  the nine months ended September 30, 2018, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our North America segment decreased $80.1 million, or 16.7%, compared to the same period of 2017.  The decrease was attributable to the following: (i) the decline in costs across most categories as a result of the removal of ATMs at 7-Eleven locations in the U.S., (ii) improved operational efficiency, (iii) lower other cost of cash in 2018 primarily due to lower charges from networks for suspected fraudulent transactions following the EMV liability shift on the MasterCard network, and (iv) lower repair and maintenance costs in 2018 compared to 2017 related primarily to the software upgrades at certain Company-owned ATMs during 2017.

Europe & Africa. For the nine months ended September 30, 2018, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Europe & Africa segment increased $4.1 million, or 2.2%, compared to the same period of 2017.  Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) decreased $6.3 million.

This constant-currency decline in operating costs is primarily due to the revisions of our estimated liability for business rates (property taxes) on ATMs  recognized during the six months ended June 30, 2018. This decrease was also directionally consistent with the constant-currency decline in ATM operating revenues, due to lower merchant commissions, but was partially offset by higher costs to maintain cash at our ATMs in the U.K. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

Australia & New Zealand. For the nine months ended September 30, 2018, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Australia & New Zealand segment decreased $5.0 million, or 7.1%, compared to the same period of 2017. This change is consistent with the decline in ATM operating revenues.

Cost of ATM product sales and other revenues. For the nine months ended September 30, 2018, our cost of ATM product sales and other revenues decreased $3.1 million compared to the same period of 2017stent with the decline in revenues.

Selling, General, and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2018	2017	% Change	2018	2017	% Change
	(In thousands, excluding percentages)
Selling, general, and administrative expenses	$37,456	$42,177	(11.2)%	$114,341	$121,916	(6.2)%
Share-based compensation expense	4,440	3,955	12.3	10,223	9,635	6.1
Total selling, general, and administrative expenses	$41,896	$46,132	(9.2)%	$124,564	$131,551	(5.3)%

Percentage of total revenues:
Selling, general, and administrative expenses	11.0%	10.5%		11.2%	10.7%
Share-based compensation expense	1.3%	1.0%		1.0%	0.8%
Total selling, general, and administrative expenses	12.3%	11.5%		12.2%	11.5%

Selling, general, and administrative expenses (“SG&A expenses”), excluding share-based compensation expense. For the three and nine months ended September 30, 2018, SG&A expenses, excluding share-based compensation expense, decreased  $4.7 million, or 11.2%, and $7.6 million, or 6.2%, respectively, compared to the same periods of 2017. The decrease was primarily due to our restructuring efforts, discussed further below, which commenced in 2017, partially offset by the impact of currency rate movements.

Share-based compensation expense. For the three and nine months ended September 30, 2018, our share-based compensation expense increase was attributable to the amount and timing of share-based payment awards, net of forfeitures, compared to the same periods of 2017.  For additional information related to share-based compensation expense, see Item 1. Financial Statements, Note 5. Share-based Compensation.

Restructuring Expenses

During 2017, we initiated a global corporate reorganization and cost reduction initiative (the “Restructuring Plan”), intended to improve our cost structure and operating efficiency. The Restructuring Plan included workforce reductions, facilities closures, contract terminations, and other cost reduction measures. We incurred $8.2 million and $10.4 million of pre-tax expenses related to our Restructuring Plan during the nine and twelve months ended September 30, 2017 and December 31, 2017, respectively. During the three and nine months ended September 30, 2018, we implemented additional workforce reductions in an effort to continue our cost reduction initiative and incurred $1.1 million and $5.5 million of pre-tax expenses, respectively. During the remainder of 2018, our Restructuring Plan activities may include additional workforce reductions and other cost reduction measures.

For additional information, see Item 1. Financial Statements, Note 1. General and Basis of Presentation – (e) Restructuring Expenses.

Acquisition and Divestiture-related Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2018	2017	% Change	2018	2017	% Change
	(In thousands, excluding percentages)
Acquisition and divestiture-related expenses	$—	$2,889	(100.0)%	$2,633	$15,338	(82.8)%

Percentage of total revenues	—%	0.7%		0.3%	1.3%

Acquisition and divestiture-related expenses. For the nine months ended September 30, 2018, acquisition and divestiture-related expenses included acquisition related professional fees, employee severance, and lease termination costs related to certain DCPayments operations. For the three and nine months ended September 30, 2017, acquisition and divestiture-related expenses include professional services and other costs associated with the completion and integration of the DCPayments and Spark acquisitions in January 2017.

Goodwill and Intangible Asset Impairment

Goodwill and intangible asset impairment. During the three months ended September 30, 2017, as a result of an unexpected market shift in Australia caused by the announcement by its four largest banks to remove direct charges to all users at their ATMs, we recognized $140.0 million and $54.5 million in impairment charges to reduce the carrying values of goodwill and intangible assets, respectively, associated with our Australia & New Zealand segment. No impairment indicators were noted during the three and nine months ended September 30, 2018 based on the Company’s assessment of qualitative factors. For additional information related to this unexpected market shift in Australia, see Item 1. Financial Statements, Note 1. General and Basis of Presentation – (f) Goodwill and Intangible Assets.

Depreciation and Accretion Expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2018	2017	% Change	2018	2017	% Change
	(In thousands, excluding percentages)
Depreciation and accretion expense	$30,647	$29,807	2.8%	$93,453	$88,683	5.4%

Percentage of total revenues	9.0%	7.4%		9.2%	7.7%

Depreciation and accretion expense. For the three and nine months ended September 30, 2018,  depreciation and accretion expense increased $0.8  million, or 2.8%, and $4.8 million, or 5.4%, respectively, compared to the same periods of 2017. This increase was primarily due to capital additions during 2017, 2018, and foreign currency exchange rate movement.

Amortization of Intangible Assets

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2018	2017	% Change	2018	2017	% Change
	(In thousands, excluding percentages)
Amortization of intangible assets	$12,994	$14,996	(13.4)%	$40,263	$45,423	(11.4)%

Percentage of total revenues	3.8%	3.7%		4.0%	4.0%

Amortization of intangible assets. For the three and nine months ended September 30, 2018, amortization of intangible assets decreased by $2.0 million, or 13.4%, and $5.2 million, or 11.4%, respectively, compared to the same periods of 2017. This decrease was primarily due to the $54.5 million intangible asset impairment charge taken in the third quarter of 2017 related to our Australia & New Zealand segment, which reduced the overall value of our intangible assets subject to amortization.

Loss on Disposal and Impairment of Assets

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2018	2017	% Change		2018	2017	% Change
	(In thousands, excluding percentages)
Loss on disposal and impairment of assets	$466	$22,307	n/m	%	$15,583	$26,170	n/m	%

Percentage of total revenues	0.1%	5.5%			1.5%	2.3%

Loss on disposal and impairment of assets. During the three and nine months ended September 30, 2018, we recognized losses of $0.5 million, and $15.6 million, respectively, related to the disposal and impairment of assets. The losses on disposal and impairment of assets were primarily recognized during the six months ended June 30, 2018 upon our decision to not redeploy certain ATM models. Although many ATMs in our U.S. operations that were impaired remain deployable, a combination of many factors including the size, functionality, estimated upgrade costs, and availability of suitable placements resulted in a change of plans relative to certain models such that the units not currently in service were deemed not likely to be deployed. These ATM assets, with a net book value of approximately $7 million, were written down to their estimated net realizable value. The remaining loss was a result of other ATM asset disposals in the ordinary course of business and disposals related to the exit from a leased facility in the U.K. that occurred in the three months ended March 31, 2018.

During the three and nine months ended September 30, 2017, we recognized losses of $22.3 million and $26.1 million, respectively, related to the disposal and impairment of assets. We recognized approximately $19 million of long-lived asset impairment losses during the three months ended September 30, 2017, responsive to the impairment indicators associated with our Australia & New Zealand reporting unit. The remaining losses were a result of other ATM asset disposals in the ordinary course of business.  For additional information on the long-lived asset impairments recognized in 2017, see Note 1. Basis of Presentation and Summary of Significant Accounting Policies in our 2017 Form 10-K.

Interest Expense, net

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

	2018	2017	% Change	2018	2017	% Change
	(In thousands, excluding percentages)
Interest expense, net	$8,852	$9,743	(9.1)%	$27,185	$25,760	5.5%

Percentage of total revenues	2.6%	2.4%		2.7%	2.3%

Interest expense, net. For the three and nine months ended September 30, 2018, interest expense, net, decreased $0.9 million, or 9.1%, and for the nine months ended September 30, 2018 increased $1.4 million, or 5.5%. The increase for the nine months ended September 30, 2018 was attributable to the issuance of our 5.5% senior notes due 2025 during the second quarter of 2017, which had a higher interest rate than the rate under our revolving credit facility, which was partially repaid with the proceeds from the issuances of these notes. The decrease for the three months ended September 30, 2018 was attributable to lower outstanding balances on the Company’s revolving credit facility. For additional information related to our outstanding borrowings, see Item 1. Financial Statements, Note 10. Long-Term Debt.

Income Tax Expense

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2018	2017	% Change		2018	2017	% Change
	(In thousands, excluding percentages)
Income tax expense (benefit)	$7,854	$(4,053)	n/m	%	$10,409	$(2,335)	n/m	%

Effective tax rate	47.2%	2.3%			51.6%	1.4%

Income tax expense. Our income tax expense for the three months ended September 30, 2018 totaled $7.9 million resulting in an effective tax rate of 47.2%, compared to an income tax benefit of approximately $4.1 million, and an effective tax rate of 2.3%, for the same period of 2017. The increase in the effective tax rate for the three and nine months ended September 30, 2018, was largely attributable to (i) the limitation of interest expense the Company could deduct in the U.S. as a result of U.S. Tax Reform, (ii) the additional tax expense related to share-based compensation in 2018, compared to an excess tax benefit in the same period of 2017, (iii) and the goodwill impairment recognized during the three and nine months ended September 30, 2017, resulting in a loss in earnings that was not deductible.

Non-GAAP Financial Measures

EBITDA, Adjusted EBITDA, Adjusted EBITA, Adjusted Net Income, Adjusted Net Income per diluted share, Adjusted Free Cash Flow, and certain results prepared in accordance U.S. GAAP, as well as non-GAAP measures on a constant-currency basis represent non-GAAP financial measures provided as a complement to financial results prepared in accordance with U.S. GAAP and may not be comparable to similarly-titled measures reported by other companies. We use these non-GAAP financial measures in managing and measuring the performance of our business, including setting and measuring incentive based compensation for management. We believe that the presentation of these measures and the identification of notable, non-cash, and/or (if applicable in a particular period) certain costs not anticipated to occur in future periods enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years. Adjusted EBITDA and Adjusted EBITA exclude amortization of intangible assets, share-based compensation expense, acquisition and divestiture-related expenses, certain non-operating expenses, (if applicable in a particular period) certain costs not anticipated to occur in future periods, gains or losses on disposal and impairment of assets, our obligation for the payment of income taxes, interest expense, and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Additionally, Adjusted EBITDA excludes depreciation and accretion expense. Depreciation and accretion expense and amortization of intangible assets are excluded as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired. Adjusted Net Income represents net income computed in accordance with U.S. GAAP, before amortization of intangible assets, gains or losses on disposal and impairment of assets, share-based compensation expense, certain other expense amounts, acquisition and divestiture-related expenses, certain non-operating expenses, and (if applicable in a particular period) certain costs not anticipated to occur in future periods (together, the “Adjustments”).  The non-GAAP tax rate used to calculate Adjusted Net Income was approximately 24.6% and 24.9% for the three and nine months ended September 30, 2018, respectively,  and 26.8% and 27.4% for the three and nine months ended September 30, 2017, respectively. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by weighted average diluted shares outstanding. Adjusted Free Cash Flow is defined as cash provided by operating activities less the impact of changes in restricted cash due to the timing of settlements, and less payments for capital expenditures, including those financed through direct debt, but excluding acquisitions. The Adjusted Free Cash Flow measure does not take into consideration certain other non-discretionary cash requirements such as mandatory principal payments on portions of our long-term debt. Management calculates certain U.S. GAAP as well as non-GAAP measures on a constant-currency basis using the average foreign currency exchange rates applicable in the corresponding period of the previous year and applying these rates to the measures in the current reporting period. Management uses U.S. GAAP as well as non-GAAP measures on a constant-currency basis to assess performance and eliminate the effect foreign currency exchange rates have on comparability between periods.

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

Reconciliation of Net Income (Loss) Attributable to Controlling Interests and Available to Common Shareholders to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income (in thousands, excluding share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss) attributable to controlling interests and available to common shareholders	$8,781	$(175,561)	$9,780	$(161,304)
Adjustments:
Interest expense, net	8,852	9,743	27,185	25,760
Amortization of deferred financing costs and note discount	3,397	3,195	10,060	9,317
Income tax expense (benefit)	7,854	(4,053)	10,409	(2,335)
Depreciation and accretion expense	30,647	29,807	93,453	88,683
Amortization of intangible assets	12,994	14,996	40,263	45,423
EBITDA	$72,525	$(121,873)	$191,150	$5,544

Add back:
Loss on disposal and impairment of assets	466	22,307	15,583	26,170
Other income (1)	(1,297)	(2,095)	(1,324)	(1,730)
Noncontrolling interests (2)	12	(9)	31	(19)
Share-based compensation expense	4,669	4,151	10,627	9,971
Restructuring expenses (3)	1,058	22	5,534	9,025
Acquisition and divestiture-related expenses (4)	—	2,889	2,633	15,338
Goodwill and intangible asset impairment (5)	—	194,521	—	194,521
Adjusted EBITDA	$77,433	$99,913	$224,234	$258,820
Less:
Depreciation and accretion expense (6)	30,646	29,805	93,451	88,677
Adjusted EBITA	$46,787	$70,108	$130,783	$170,143
Less:
Interest expense, net	8,852	9,743	27,185	25,760
Adjusted pre-tax income	37,935	60,365	103,598	144,383
Income tax expense (7)	9,332	16,178	25,789	39,595
Adjusted Net Income	$28,603	$44,187	$77,809	$104,788

Adjusted Net Income per share – basic	$0.62	$0.97	$1.69	$2.30
Adjusted Net Income per share – diluted	$0.62	$0.96	$1.68	$2.27

Weighted average shares outstanding – basic	46,073,739	45,662,543	45,945,728	45,597,558
Weighted average shares outstanding – diluted	46,476,787	46,197,178	46,386,523	46,238,070

(1)	Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition-related contingent consideration payable, and other non-operating costs.
(2)	Noncontrolling interests adjustment made such that Adjusted EBITDA includes only our ownership interest in the Adjusted EBITDA of one of our Mexican subsidiaries.
(3)

For the three and nine months ended September 30, 2018 and 2017, expenses include employee severance and other costs incurred in conjunction with a corporate reorganization and cost reduction initiative. For the three and nine months ended September 30, 2017, expenses also include amounts associated with the Company’s redomicile of its parent company to the U.K., that occurred on July 1, 2016.

(4)

Acquisition and divestiture-related expenses include costs incurred for professional and legal fees and certain other transition and integration-related costs. Expenses include employee severance and lease termination costs related to DCPayments acquisition integration in the nine months ended September 30, 2018.

(5)	Goodwill and intangible asset impairments related to the Company’s Australia & New Zealand segment.
(6)	Amounts exclude a portion of the expenses incurred by one of our Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.
(7)

For the three and nine months ended September 30, 2018, the non-GAAP tax rate used to calculate Adjusted Net Income was approximately 24.6% and 24.9%, respectively, and 26.8% and 27.4%, for the three and nine months ended September 30, 2017, which represents the Company’s GAAP tax rate as adjusted for the net tax effects related to the items excluded from Adjusted Net Income.

Reconciliation of U.S. GAAP Revenue to Constant-Currency Revenue

(In thousands, excluding percentages)

Consolidated revenue:	Three Months Ended
	September 30,
	2018			2017	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$329,837	$4,836	$334,673	$390,143	(15.5)%	(14.2)%
ATM product sales and other revenues	10,338	56	10,394	11,807	(12.4)	(12.0)
Total revenues	$340,175	$4,892	$345,067	$401,950	(15.4)%	(14.2)%

	Nine Months Ended
	September 30,
	2018			2017	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$978,789	$(17,120)	$961,669	$1,105,191	(11.4)%	(13.0)%
ATM product sales and other revenues	38,557	(409)	38,148	39,443	(2.2)	(3.3)
Total revenues	$1,017,346	$(17,529)	$999,817	$1,144,634	(11.1)%	(12.7)%

North America revenue:

	Three Months Ended
	September 30,
	2018			2017	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$200,481	$1,687	$202,168	$249,964	(19.8)%	(19.1)%
ATM product sales and other revenues	8,267	35	8,302	9,654	(14.4)	(14.0)
Total revenues	$208,748	$1,722	$210,470	$259,618	(19.6)%	(18.9)%

	Nine Months Ended
	September 30,
	2018			2017	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$593,400	$(1,293)	$592,107	$719,341	(17.5)%	(17.7)%
ATM product sales and other revenues	32,026	(68)	31,958	33,191	(3.5)	(3.7)
Total revenues	$625,426	$(1,361)	$624,065	$752,532	(16.9)%	(17.1)%

Europe & Africa revenue:	Three Months Ended
	September 30,
	2018			2017	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$102,819	$797	$103,616	$107,497	(4.4)%	(3.6)%
ATM product sales and other revenues	2,019	17	2,036	2,088	(3.3)	(2.5)
Total revenues	$104,838	$814	$105,652	$109,585	(4.3)%	(3.6)%

	Nine Months Ended
	September 30,
	2018			2017	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$304,809	$(16,817)	$287,992	$293,827	3.7%	(2.0)%
ATM product sales and other revenues	6,323	(343)	5,980	6,159	2.7	(2.9)
Total revenues	$311,132	$(17,160)	$293,972	$299,986	3.7%	(2.0)%

Australia & New Zealand revenue:	Three Months Ended
	September 30,
	2018			2017	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$29,417	$2,352	$31,769	$35,368	(16.8)%	(10.2)%
ATM product sales and other revenues	52	5	57	65	(20.0)	(12.3)
Total revenues	$29,469	$2,357	$31,826	$35,433	(16.8)%	(10.2)%

	Nine Months Ended
	September 30,
	2018			2017	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$89,078	$990	$90,068	$99,752	(10.7)%	(9.7)%
ATM product sales and other revenues	208	2	210	224	(7.1)	(6.3)
Total revenues	$89,286	$992	$90,278	$99,976	(10.7)%	(9.7)%

Reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per diluted share on a Non-GAAP basis to Constant-Currency

	Three Months Ended
	September 30,
	2018			2017	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency
Adjusted EBITDA	$77,433	$994	$78,427	$99,913	(22.5)%	(21.5)%

Adjusted Net Income	$28,603	$429	$29,032	$44,187	(35.3)%	(34.3)%

Adjusted Net Income per share – diluted (2)	$0.62	$—	$0.62	$0.96	(35.4)%	(35.4)%

	Nine Months Ended
	September 30,
	2018			2017	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency
Adjusted EBITDA	$224,234	$(5,059)	$219,175	$258,820	(13.4)%	(15.3)%

Adjusted Net Income	$77,809	$(2,042)	$75,767	$104,788	(25.7)%	(27.7)%

Adjusted Net Income per share – diluted (2)	$1.68	$(0.05)	$1.63	$2.27	(26.0)%	(28.2)%

(1)As reported on the Reconciliation of Net Income (Loss) Attributable to Controlling Interests and Available to Common Shareholders to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income above.

(2)Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by the weighted average diluted shares outstanding of 46,476,787 and 46,197,178 for the three months ended September 30, 2018 and 2017, respectively, and 46,386,523 and 46,238,070 for the nine months ended September 30, 2018 and 2017 respectively.

Reconciliation of Adjusted Free Cash Flow

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In thousands)
Net cash provided by operating activities	$74,807	$76,105	$184,582	$172,434
Restricted cash settlement activity (1)	(361)	3,598	(25,709)	(8,151)
Adjusted cash provided by operating activities	74,446	79,703	158,873	164,283
Cash used in investing activities, excluding acquisitions and divestitures (2)	(26,675)	(41,556)	(73,357)	(111,424)
Adjusted free cash flow	$47,771	$38,147	$85,516	$52,859

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

Liquidity and Capital Resources

Overview

As of September 30, 2018, we had $40.4 million in cash and cash equivalents, and $835.8 million in outstanding long-term debt.

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

Operating Activities

Net cash provided by operating activities totaled $184.6 million during the nine months ended September 30, 2018, compared to $172.4 million during the same period of 2017. On January 1, 2018, we adopted the guidance in ASU 2016-18, Statement of Cash Flows Restricted Cash (Topic 230). In accordance with guidance, we have included the balance of restricted cash together with cash and cash equivalents in presenting the Consolidated Statements of Cash Flows and have applied the changes retrospectively. Also as a result of the new cash flow guidance, we will recognize contingent consideration payments up to the amount of the liability recognized at the acquisition date in financing activities, and any excess in operating activities. We do not anticipate that the classification guidance will result in any other significant changes to the operating, investing, or financing cash flows that would otherwise be reported. The increase in net cash provided by operating activities during the first nine months is primarily attributable to an increase in restricted cash and year-over-year improvements in working capital.

Investing Activities

Net cash used in investing activities totaled $73.4 million during the nine months ended September 30, 2018, compared to $596.0 million during the same period of 2017. The decrease in net cash used in investing activities is primarily attributable to the DCPayments and Spark acquisitions completed during January 2017. Additionally, our capital expenditures were lower during the nine months ended September 30, 2018, compared to the same period in 2017 primarily due to fewer ATM upgrades.

Anticipated future capital expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be attributable to the following: i) organic growth projects, including the purchase of ATMs for both new and existing ATM management agreements; ii) various compliance requirements as discussed in Recent Events and Trends – Capital investments above; and iii) investments in our infrastructure. Through September 30, 2018, our capital expenditures were $73.4 million. We expect that our capital expenditures for the twelve months ended December 31, 2018 will total approximately $115 million and be funded primarily through our cash flows from operations.

Financing Activities and Facilities

Net cash used in financing activities totaled $96.2 million during the nine months ended September 30, 2018, compared to cash provided by financing activities of $427.3 million during the same period of 2017. During 2018, we have used excess available cash to pay down borrowings under our revolving credit facility; whereas in 2017, we entered into new long-term debt and borrowed under our revolving credit facility to fund the DCPayments and Spark acquisitions.

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

We are exposed to certain risks related to our ongoing business operations, including interest rate risk associated with our vault cash rental obligations and, to a lesser extent, borrowings under our revolving credit facility. The following quantitative and qualitative information is provided about financial instruments to which we were a party at September 30, 2018, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

The notional amounts, weighted average fixed rates, and terms associated with our interest rate swap contracts that are currently in place in the U.S. and the U.K. (as of the date of the issuance of this Form 10-Q) are as follows:

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts	Weighted Average Fixed Rate
U.S. $	U.S.	U.K. £	U.K.	Term
(In millions)		(In millions)
$1,450	2.11%	£550	0.82%	October 1, 2018 – December 31, 2018
$1,000	2.06%	£550	0.90%	January 1, 2019 – December 31, 2019
$1,000	2.06%	£500	0.94%	January 1, 2020 – December 31, 2020
$400	1.46%	£500	0.94%	January 1, 2021 – December 31, 2021
$400	1.46%	£500	0.94%	January 1, 2022 – December 31, 2022

The notional amounts, weighted average fixed rates, and terms associated with our interest rate swap contracts that are currently in place in Australia (as of the date of the issuance of this Form 10-Q) are as follows:

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$35	2.98%	October 1, 2018 – February 28, 2019

Summary of Interest Rate Exposure on Average Outstanding Vault Cash Balances

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in North America based on our average outstanding vault cash balance for the quarter ended September 30, 2018 and assuming a 100 basis point increase in interest rates (in millions):

North America
Average outstanding vault cash balance	$1,702
Interest rate swap contracts fixed notional amount	(1,450)
Residual unhedged outstanding vault cash balance	$252

Additional annual interest incurred on 100 basis point increase	$2.52

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

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Europe & Africa based on our average outstanding vault cash balance for the quarter ended September 30, 2018 and assuming a 100 basis point increase in interest rates (in millions):

Europe & Africa
Average outstanding vault cash balance	$1,182
Interest rate swap contracts fixed notional amount	(716)
Residual unhedged outstanding vault cash balance	$466

Additional annual interest incurred on 100 basis point increase	$4.66

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Australia based on our average outstanding vault cash balance for the quarter ended September 30, 2018 and assuming a 100 basis point increase in interest rates (in millions):

Australia
Average outstanding vault cash balance	$151
Interest rate swap contracts fixed notional amount	(25)
Residual unhedged outstanding vault cash balance	$126

Additional annual interest incurred on 100 basis point increase	$1.26

As of September 30, 2018, we had an asset of $37.3 million and a liability of $0.4 million recorded in the accompanying Consolidated Balance Sheets related to our interest rate swap and foreign currency forward contracts, which represented the fair value asset or liability of the interest rate swap and foreign currency forward contracts, as derivative instruments are required to be carried at fair value. The fair value estimate was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These interest rate swap and foreign currency forward contracts are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP). The effective portion of the gain or loss on the derivative instrument is reported as a component of the Accumulated other comprehensive loss, net line in the accompanying Consolidated Balance Sheets. The effective portion is reclassified into earnings in the Vault cash rental expense line in the accompanying Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings and has been forecasted into earnings.

Interest expense. Our interest expense is also sensitive to changes in interest rates as borrowings under our revolving credit facility accrue interest at floating rates. As of September 30, 2018, our outstanding borrowings under our revolving credit facility, which carries a floating interest rate, were $30.9 million.

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

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Ireland, Germany, Spain, Mexico, Canada, Australia, New Zealand, and South Africa, we are exposed to market risk from changes in foreign currency exchange rates. The functional currencies of our international subsidiaries are their respective local currencies. The results of operations of our international subsidiaries are translated into U.S. dollars using average foreign currency exchange rates in effect during the periods in which those results are recorded and the assets and liabilities are translated using the foreign currency exchange rate in effect as of each balance sheet reporting date. These resulting translation adjustments to assets and liabilities have been reported in the Accumulated other comprehensive loss, net line in the accompanying Consolidated Balance Sheets. As of September 30, 2018, this accumulated translation loss totaled $48.7 million compared to $24.4 million as of December 31, 2017.

Our consolidated financial results were significantly impacted by changes in foreign currency exchange rates during the nine months ended September 30, 2018 compared to the same periods of 2017. Our total revenues during the three and the nine months ended September 30, 2018 would have been higher by $4.9 million and lower by $17.5 million, respectively, had the foreign currency exchange rates from the same periods of 2017, remained unchanged. A sensitivity analysis indicates that if the U.S. dollar uniformly strengthened or weakened 10.0% against the British pound, Euro, Mexican peso, Australian dollar, South African Rand, or Canadian dollar, the effect upon our operating income would have been approximately $2.0 million and $4.5 million, respectively, for the three and nine months ended September 30, 2018. We have entered into foreign currency forward contracts to mitigate a portion our exposure to changes in foreign currency exchange rates related to expected cash flows generated in currencies other than the U.S. dollar that are expected to be converted in U.S dollars within the next twelve months.

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

Item 4. Controls and Procedures

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In conjunction with the evaluation described above, there have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The disclosure responsive to this Item related to our material pending legal and regulatory proceedings and settlements, is incorporated by reference herein from Part I. Financial Information, Item 1. Financial Statements, Note 15. Commitments and Contingencies – Legal Matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Employment agreement by and between Cardtronics USA, Inc and Dan Antilley, dated effective as of October 9, 2018.
10.2*	Employment agreement by and between Cardtronics USA, Inc and Brian Bailey, dated effective as of October 10, 2018.
10.3*	Employment agreement by and between Cardtronics USA, Inc and Stuart Mackinnon, dated effective as of October 9, 2018.
31.1*	Certification of the Chief Executive Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics plc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDTRONICS PLC

November 1, 2018	/s/ Gary W. Ferrera
Gary W. Ferrera
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

November 1, 2018	/s/ Paul A. Gullo
Paul A. Gullo
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)