Form 10-K
period 2018-12-31
Cardtronics plc
filed 2019-02-28
CIK 1671013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to____

Commission file number: 001-37820

Cardtronics plc

(Exact name of registrant as specified in its charter)

England and Wales	98-1304627
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2050 West Sam Houston Parkway South, Suite 1300	77042
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (832) 308-4000

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, nominal value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of common shares held by non-affiliates as June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported last sale price of common shares on that date: $1,104,255,408.

Number of shares outstanding as of February 22, 2019:  46,261,073  Ordinary Shares, nominal value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive proxy statement for the 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CARDTRONICS PLC

When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics,” we are describing Cardtronics plc and/or our subsidiaries, unless the context indicates otherwise.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2018 (this “2018 Form 10-K”) contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provisions thereof. Forward-looking statements can be identified by words such as “project,” “believe,” “estimate,” “expect,” “future,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effect on the Company. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting the Company will be those that are anticipated. All comments concerning the Company’s expectations for future revenues and operating results are based on its estimates for its existing operations and do not include the potential impact of any future acquisitions. The Company’s forward-looking statements involve significant risks and uncertainties (some of which are beyond its control) and assumptions that could cause actual results to differ materially from its historical experience and present expectations or projections. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include:

•

the Company’s financial outlook and the financial outlook of the automated teller machines and multi-function financial services kiosks (collectively, “ATMs”) industry and the continued usage of cash by consumers at rates near historical patterns;

•	the Company’s ability to respond to recent and future network and regulatory changes;
•	the Company’s ability to renew its existing merchant relationships on comparable or improved economic terms and add new merchants;
•	changes in interest rates and foreign currency rates;
•	the Company’s ability to successfully manage its existing international operations and to continue to expand internationally;
•	the Company’s ability to manage concentration risks with and changes in the mix of key customers, merchants, vendors, and service providers;
•	the Company’s ability to prevent thefts of cash and maintain adequate insurance;
•	the Company’s ability to manage cybersecurity risks and protect against cyber-attacks and manage and prevent cyber incidents, data breaches or losses, or other business disruptions;
•

the Company’s ability to respond to changes implemented by networks and how they determine interchange, scheduled and potential reductions in the amount of net interchange that it receives from global and regional debit networks due to pricing changes implemented by those networks as well as changes in how issuers route their ATM transactions over those networks;

•

the Company’s ability to provide new ATM solutions to retailers and financial institutions including the demand for any such new ATM solutions as well as its ability to place additional banks’ brands on ATMs currently deployed;

•

the Company’s ATM vault cash rental needs, including potential liquidity issues with its vault cash providers and its ability to continue to secure vault cash rental agreements in the future and once secured, on reasonable economic terms;

•	the Company’s ability to manage the risks associated with its third-party service providers failing to perform their contractual obligations;
•	the Company’s ability to renew its existing third-party service provider relationships on comparable or improved economic terms;
•	the Company’s ability to successfully implement and evolve its corporate strategy;
•	the Company’s ability to compete successfully with new and existing competitors;
•	the Company’s ability to meet the service levels required by its service level agreements with its customers;
•	the additional risks the Company is exposed to in its United Kingdom (“U.K.”) armored transport business;
•	the Company’s ability to pursue, complete, and successfully integrate acquisitions, strategic alliances, or joint ventures;
•	the impact of changes in laws, including tax laws, that could adversely affect the Company’s business and profitability;

•

the impact of, or uncertainty related to, the U.K.’s planned exit from the European Union, including any material adverse effect on the tax, tax treaty, currency, operational, legal, human, and regulatory regime and macro-economic environment to which it will be subject to as a U.K. company;

•	the Company’s ability to adequately maintain and upgrade its ATM fleet to address changes in industry standards, regulations and consumer behavior patterns;
•	the Company’s ability to retain its key employees and maintain good relations with its employees; and
•	the Company’s ability to manage the fluctuation of its operating results, including as a result of the foregoing and other risk factors included in the 2018 Form 10-K.

For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, see Part I. Item 1A. Risk Factors in this 2018 Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this 2018 Form 10-K. Except as required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Cardtronics plc provides convenient automated consumer financial services through its global network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of December 31, 2018, we were the world’s largest ATM owner/operator, providing services to approximately 227,000 ATMs globally, 33% of which are Company-owned.

During 2018,  61% of our revenues were derived from our operations in North America (including our ATM operations in the U.S., Canada, and Mexico), 30% of our revenues were derived from our operations in Europe and Africa  (including our ATM operations in the U.K., Ireland, Germany, Spain, and South Africa), and 9% of our revenues were derived from our operations in Australia and New Zealand.  Included in our network as of December 31, 2018, were approximately 138,000 ATMs to which we provided processing only services or various forms of managed services solutions. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.

Through our network, we deliver various ATM-based financial services to cardholders and provide ATM management and ATM equipment-related services (typically under multi-year contracts) to large retail merchants, smaller retailers, financial institutions and operators of facilities such as shopping malls, airports, and train stations. In doing so, we provide our retail and financial institution partners with a compelling automated financial services solution that helps attract and retain customers, and in turn, increases the likelihood that our ATMs will be utilized. We also own and operate electronic funds transfer (“EFT”) transaction processing platforms that provide transaction processing services to our network of ATMs, as well as to other ATMs operated under managed services arrangements. Additionally, we also provide processing services for issuers of debit cards.

We generally operate ATMs under three arrangement types with our retail partners: Company-owned ATM placements, merchant-owned ATM placements, and managed services (which includes transaction processing services). Under Company-owned arrangements, we provide the physical ATM and are typically responsible for all aspects of the ATM’s operations, including transaction processing, managing cash and cash delivery, supplies, and telecommunications, as well as routine and technical maintenance. Under merchant-owned arrangements, the retail merchant or an independent distributor owns the ATM and is usually responsible for providing cash and performing simple maintenance tasks, while we generally provide more complex maintenance services, transaction processing, and connection to the EFT networks. We also offer various forms of managed services, depending on the needs of our customers. Each managed service arrangement is a customized ATM management solution that can include any combination of the following services: monitoring, maintenance, cash management, cash delivery, customer service, transaction processing, and other services. As of December 31, 2018, approximately 33% of our ATMs operated were Company-owned and approximately 67% of our ATMs were merchant-owned or operated under a managed services solution. Each of the arrangement types described above are attractive to us, and we plan to continue growing our revenues under each arrangement type.

In addition to our retail merchant relationships, we also partner with leading financial institutions to brand selected ATMs within our network, including but not limited to BBVA Compass Bancshares, Inc. (“BBVA”), Citibank, N.A. (“Citibank”), Citizens Financial Group, Inc. (“Citizens”), Cullen/Frost Bankers, Inc. (“Cullen/Frost”), Discover Bank (“Discover”), PNC Bank, N.A. (“PNC Bank”), Santander Bank, N.A. (“Santander”), and TD Bank, N.A. (“TD Bank”) in the U.S.; BMO Bank of Montreal (“BMO”), the Bank of Nova Scotia (“Scotiabank”), Canadian Imperial Bank Commerce (“CIBC”), DirectCash Bank, and TD Bank in Canada; and the Bank of Queensland Limited (“BOQ”) and HSBC Holdings plc (“HSBC”) in Australia. In Mexico, we partner with Scotiabank to place their brands on our ATMs in exchange for certain services provided by them. As of December 31, 2018, approximately 20,000 of our ATMs were under bank-branding contract with approximately 500 financial institutions to place their logos on the ATMs, and to provide convenient surcharge-free access for their banking customers.

We also own and operate the Allpoint network (“Allpoint”), the largest surcharge-free ATM network (based on the number of participating ATMs). Allpoint, with approximately 55,000 participating ATMs, provides surcharge-free ATM access to nearly 1,200 participating credit unions, banks, and stored-value debit card issuers that are principally located in North America. For participants, Allpoint provides scale, density, and convenience of surcharge-free ATMs that surpasses the largest banks in the U.S. In exchange, Allpoint earns either a fixed monthly fee per cardholder or a fixed fee per transaction that is paid by participants. Allpoint includes a majority of our Company’s ATMs in the U.S., and certain ATMs in the U.K., Canada, Mexico, and Australia. Allpoint also provides services to organizations that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing organizations pay us a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s ATM network.

Our revenues are generally recurring in nature, and historically have been derived largely from convenience transaction fees, which are paid by cardholders, as well as other transaction-based fees, including interchange fees, which are paid by the cardholder’s financial institution or card provider for the use of the ATMs serving their customers and connectivity to the applicable EFT network that transmits data between the ATM and the cardholder’s financial institution. Other revenue sources include: (i) fees for bank-branding ATMs and providing financial institution cardholders with surcharge free access (ii) fees from financial institutions and card providers that participate in our Allpoint surcharge-free network, (iii) revenues earned by providing managed services (including transaction processing services) solutions to third- parties, including retailers and financial institutions, (iv) fees earned from foreign currency exchange transactions at the ATM, known as dynamic currency conversion (“DCC”), and (v) revenues from the sale of ATMs and ATM-related equipment and other ancillary services.

Organizational and Operational History

We were formed as a Texas corporation in 1993 and originally operated under the name of Cardpro, Inc. In June 2001, Cardtronics Group, Inc. was incorporated under the laws of the state of Delaware and became the parent company for the existing business. In January 2004, Cardtronics Group, Inc. changed its name to Cardtronics, Inc. (“Cardtronics Delaware”). In December 2007, we completed an initial public offering.

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

A large portion of our growth throughout our operating history has been driven by acquisitions as we have expanded our operations in the U.S. and into several other new geographic markets in North America, Europe, South Africa, Australia and New Zealand. Our largest markets are currently the U.S. and the U.K.

From 2008 to 2018, the total number of annual transactions processed within our network of ATMs increased from approximately 354 million to approximately 2.5 billion.

Additional Company Information

General information about us can be found on our website at http://www.cardtronics.com. We file annual, quarterly, and current reports as well as other information electronically with the Securities Exchange Commission (“SEC”) under the Exchange Act. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. You may also request an electronic or paper copy of our SEC filings at no cost by writing or telephoning us at the following: Cardtronics plc, Attention: Chief Financial Officer, 2050 West Sam Houston Parkway South, Suite 1300, Houston, Texas 77042; (832) 308-4000. Information on our website is not incorporated into this 2018 Form 10-K or our other securities filings.

Our Strategy

Our strategy is to leverage the expertise and scale we have built in our largest markets and to continue to expand in those markets. Additionally, we seek to grow in our other markets and expand into new international markets over time in order to enhance our position as a leading global provider of automated consumer financial services. We plan to drive additional transactions at our existing ATMs by making them increasingly attractive to banks and their customers to use. We also plan to continue partnering with leading financial institutions and retailers to expand our network of conveniently located ATMs. We also intend to expand our capabilities and service offerings to financial institutions, particularly in the U.S., the U.K., Canada, and Australia where we have established businesses and where we are seeing increasing demand from financial institutions for outsourcing of ATM-related services, including, in some cases, management of in-branch ATMs. Additional demand for our products and services in these markets is being driven by banks reducing the number of physical branches they operate and bank initiatives to lower their operating and capital costs. Additionally, we seek to deploy additional products and services that will further incentivize consumers to utilize our network of ATMs. In the future, we may seek to diversify our revenues beyond services provided by our ATMs. We seek to capitalize on opportunities to expand our operations through the following efforts:

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

Expand our relationships with leading financial institutions. Through our merchant relationships as well as our diverse product and service offerings, we believe we can provide financial institution customers with convenient solutions to fulfill their growing ATM and automated consumer financial services requirements. Services currently offered to financial institutions include bank-branding, on-screen advertising and content management, providing deposit solutions, providing surcharge-free access to their cardholders, and providing managed services for their ATM portfolios. Our EFT transaction processing platforms enable us to provide customized control over the content of the information appearing on the screens of our ATMs and ATMs we process for financial institutions, which increases the types of products and services we are able to offer to financial institutions. We also plan to continue growing the number of ATMs and financial institutions participating in our Allpoint network, which drives higher transaction volumes and profitability on our existing ATMs and increases our value to the retailers where our ATMs are located through increased foot traffic at their stores. As discussed above, we are seeing increasing demand from financial institutions for outsourcing of ATM-related services, as recent industry trends have caused banks to want to reduce their physical footprints and transform their existing branches to focus less on human tellers and increasingly utilize automation, through ATMs and other digital channels, for serving their customers. While outsourcing of ATM-related services for financial institutions is not a significant driver of our revenues today, we believe we currently possess the capabilities to deliver value to financial institutions and plan to grow these offerings.

Work with non-traditional financial institutions and card issuers to further leverage our extensive ATM network. We believe there are opportunities to develop or expand relationships with non-traditional financial institutions and card issuers, such as reloadable stored-value debit card issuers, digital-only balances held by consumers and alternative payment networks, which are seeking an extensive and convenient ATM network to complement their card offerings and electronic-based accounts. Additionally, we believe that many of the stored-value debit card issuers in the U.S. can benefit by providing their cardholders with access to our ATM network on a discounted or free-to-use basis. For example, through our Allpoint network, we have sold access to our ATM network to issuers of stored-value debit cards to provide their cardholders with convenient, surcharge-free access to cash.

Increase transaction levels at our existing locations. We believe there are opportunities to increase the number of transactions that are occurring today at our existing ATM locations. On average, only a small fraction of the individuals that enter our retail customers’ locations utilize our ATMs. In addition to our existing initiatives that tend to drive additional transaction volumes to our ATMs, such as bank-branding and network-branding, we have developed and are continuing to develop new initiatives to drive incremental transactions to our existing ATM locations. We also operate and continue to develop programs to steer cardholders of our existing financial institution partners and members of our Allpoint network to visit our ATMs in convenient retail locations. These programs may include incentives to cardholders such as coupons and rewards that influence customers to visit our ATMs within our existing retail footprint. We have also recently added transaction volumes as an incentive compensation metric for our relationship managers, which we believe has resulted in increased focus and improved transaction results. While we are in various stages of developing and implementing many of these programs, we believe that these programs, when properly structured, benefit multiple constituents (i.e., retailers, financial institutions, and cardholders) in addition to driving increased transaction volumes to our ATMs, creating a synergistic network.

Develop and provide additional services at our existing ATMs. The majority of our ATMs in service currently offer only cash dispensing and other simple transactions such as balance inquiries. We believe that there are opportunities to offer additional automated consumer financial services at our ATMs, such as cash and  check deposit, cardless cash access, and other products which could provide a compelling and cost-effective solution for financial institutions and stored-value debit card issuers looking to provide convenient and broader financial services to their customers at well-known retail locations. We also allow advertisers to place their messages on our ATMs equipped with on-screen advertising software in the U.S., Canada, and the U.K. Offering additional services at our ATMs, such as advertising or cardless cash access, allows us to create new revenue streams from assets that have already been deployed, in addition to providing value to our customers through beneficial offers and convenient services. We are focused on developing additional products and services that can be delivered through our existing ATM network.

Pursue additional managed services opportunities. Over the last several years, we expanded the number of ATMs that are operated under managed services arrangements. Under these arrangements, retailers and financial institutions generally pay us a fixed management fee per ATM and/or a fixed fee per transaction in exchange for handling some or all of the operational aspects associated with operating and maintaining their own ATMs. Surcharge and interchange fees under these arrangements are generally earned by the retailer or the financial institution rather than by us. As a result, in this arrangement type, our revenues are partially protected from fluctuations in transaction levels of these ATMs and changes in network interchange rates. We continue to pursue additional managed services opportunities with leading merchants and financial institutions in the markets in which we operate.

For additional information related to items that may impact our strategy, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Developing Trends and Recent Events.

Our Products and Services

Under our Company-owned arrangement type, we typically provide all of the services required to operate ATMs, which include monitoring, maintenance, cash management, customer service, and transaction processing. We believe our customers, including our retail and financial institution customers, value our high level of service, industry expertise, and established operating history. In connection with the operation of our ATMs under our traditional ATM services model, we earn revenue on a per transaction basis from the surcharge fees charged to cardholders for the convenience of using our ATMs and from interchange fees charged to cardholders’ financial institutions for processing the transactions conducted on our ATMs. As further described below, we also earn revenues on these ATMs based on our relationships with certain financial institutions and from Allpoint. The Company-owned arrangement currently accounts for approximately 85% of our total revenues.

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

The following table summarizes the number of ATMs under our various arrangement types as of December 31, 2018:

	ATM Operations
	Company - Owned	Merchant - Owned	Subtotal	Managed Services and Processing	Total
Number of ATMs at period end	74,586	13,740	88,326	138,259	226,585
Percentage	33.0%	6.0%	39.0%	61.0%	100.0%

We have found that the primary factor affecting transaction volumes at a given ATM is its location. Therefore, our strategy in deploying ATMs, particularly those placed under Company-owned arrangements, is to identify and deploy ATMs at locations that provide high visibility and high retail transaction volume. Our experience has demonstrated that the following locations often meet these criteria: convenience stores, gas stations, grocery stores, drug stores, transportation hubs (e.g., airports and train stations), casinos, and other major regional and national retail outlets.

We have entered into multi-year agreements with many well-known merchant customers, including Bi-Lo Holdings, LLC, Coles Supermarket Australia Pty Ltd., CST Brands a division of Alimentation Couche-Tard (“Couche-Tard”), Cumberland Farms, Inc., CVS Caremark Corporation (“CVS”), HEB Grocery Company, L.P., The Kroger Co., The Pantry, Inc., Rite Aid Corporation, Safeway, Inc., Speedway LLC (“Speedway”), Sunoco, Inc., Target Corporation, and Walgreens Boots Alliance, Inc. (“Walgreens”) in the U.S., BP p.l.c., BT Group plc, Co-operative Food (“Co-op Food”), Martin McColl Ltd., Network Rail Infrastructure Limited, Royal Dutch Shell plc, Southern Railway Ltd., Tates Ltd., Waitrose Ltd., and Welcome Break Holdings Ltd. in the U.K.; 7-Eleven, Inc. in Canada and Australia; Massmart Holdings Ltd. and Shoprite Holdings Ltd. in South Africa; and Total in Germany.

We generally operate our ATMs under multi-year contracts that provide a recurring and stable source of revenue and typically have an initial term of five to seven years. For the year ended December 31, 2018, the Company’s top five merchant customers were Co-op Food, Couche-Tard, CVS, Speedway, and Walgreens. No individual customer accounted for more than 6% of the Company’s total revenue in 2018. Together these merchant customers accounted for approximately 24% of our total revenues and had a weighted average remaining life of approximately 2.7 years. For additional information related to the risks associated with our customer mix, see Item 1A. Risk Factors - We derive a substantial portion of our revenue from ATMs placed with a small number of merchants. The expiration, termination or renegotiation of any of these contracts with our top merchants, or if one or more of our top merchants were to cease doing business with us, or substantially reduce their dealings with us, could cause our revenues to decline significantly and our business, financial condition and results of operations could be adversely impacted.

Additionally, we enter into arrangements with financial institutions to brand selected Company-owned ATMs with their logos. These bank-branding arrangements allow a financial institution to expand its geographic presence for less than the cost of building a branch location or placing one of its own ATMs at that location and rapidly increase its number of bank-branded ATM sites and improve its competitive position. Under these arrangements, the financial institution’s customers have access to use the bank-branded ATMs without paying a surcharge fee to us. In return, we typically receive a fixed management fee per ATM from the financial institution, while retaining our standard fee schedule for other cardholders using the bank-branded ATMs. In addition, our bank-branded ATMs typically earn higher interchange revenue as a result of the increased usage of our ATMs by the branding financial institution’s customers and others who prefer to use a bank-branded ATM. In some instances, we have branded an ATM with more than one financial institution. We intend to continue pursuing additional bank-branding arrangements as part of our growth strategy.

In addition to our bank-branding arrangements, we offer credit unions, banks, and stored-value debit card issuers another type of surcharge-free solution to their cardholders through our Allpoint surcharge-free ATM network. Under Allpoint, participants pay us either a fixed monthly fee per cardholder or a fixed fee per transaction in exchange for us providing their cardholders with surcharge-free ATM access to approximately 55,000 participating ATMs in Allpoint, which includes ATMs throughout the U.S., the U.K., Canada, Mexico, and Australia. We believe Allpoint offers an attractive alternative for credit unions and banks that lack their own extensive and convenient ATM network, including the issuers of stored-value debit cards.

For additional information related to the amount of revenue contributed by our various service offerings, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Components of Revenues, Costs of Revenues, and Expenses - Revenues.

Segment and Geographic Information

As of December 31, 2018,  we operate in three segments: North America, Europe & Africa, and Australia & New Zealand. Our North America segment includes ATM operations in all 50 states in the U.S., Puerto Rico, Canada, and Mexico, and accounted for 61% of our total revenues for the year ended December 31, 2018. Our Europe & Africa segment includes our ATM operations in the U.K., Ireland, Germany, Spain, and South Africa, and accounted for 30% of our total revenues for the year ended December 31, 2018. Our Australia & New Zealand segment includes ATM operations in Australia and New Zealand and accounted for 9% of our total revenues for the year ended December 31, 2018. While each of the reporting segments provides similar kiosk-based and/or ATM-related services, each segment is managed separately and requires different marketing and business strategies.

For financial information including revenues, earnings, and total assets of our reporting segments, see Part II. Item 8. Financial Statements and Supplementary Data, Note 22. Segment Information. For additional information related to the risks associated with our international operations, see Item 1A. Risk Factors - We operate in many sovereign jurisdictions across the globe and expect to continue to grow our business in new regions. Operating in different countries involves special risks which could result in a reduction of our gross and net profits.

Sales and Marketing

Our sales and marketing teams are typically organized by customer type across retail and financial industries. We have teams focused on developing new relationships with national, regional, and local merchants as well as building and maintaining relationships with our existing merchants and ATM distributors. In addition, we have sales and marketing teams focused on developing and managing our relationships with financial institutions and stored-value debit card issuers, as we look to expand the types of services that we offer to such institutions. Our sales and marketing teams also focus on identifying potential managed services opportunities with financial institutions and retailers alike. Additionally, we maintain sales teams in each of the other geographic markets in which we currently operate.

In addition to targeting new business opportunities, our sales and marketing teams support our customer retention and growth initiatives by building and maintaining relationships with our existing merchants. We seek to identify growth opportunities within merchant accounts by analyzing ATM cardholder patterns and recommending programs that will tend to increase transaction volumes. We also analyze foot traffic and various demographic data to determine the best opportunities for new ATM placements, as well as the potential drivers for increasing same-store ATM transactions that will positively impact merchant store sales. Employees who focus on sales are typically compensated with a combination of incentive-based compensation and base salary.

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

Equipment. We purchase our ATMs from global manufacturers, including, but not limited to, NCR Corporation (“NCR”), Nautilus Hyosung, Inc. (“Hyosung”), Diebold Incorporated (“Diebold”), Triton Systems (“Triton”), and Chungho ComNet (“Chungho”) and place them in our retail, transit, gaming, and other locations. The wide range of advanced technology available from these ATM manufacturers enables advanced features and reliability through sophisticated diagnostics and self-testing routines.

Transaction processing. We place significant emphasis on providing quality service with a high level of security and minimal interruption. We have carefully selected support vendors and systems, as well as developed internal professional staff to optimize the performance of our network. We operated our own EFT transaction processing platforms which enable us to process and monitor transactions on our ATMs and to control the flow and content of information appearing on the screens of such ATMs. We have also implemented new products and services such as foreign currency exchange services, dynamic currency conversion, and have introduced targeted marketing campaigns through on-screen advertising.

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

Product development. In recent years, we have made investments to develop new technology which we anticipate will drive transaction volume at our ATMs. We have a product development team focused on improving existing products and services as well as delivering new capabilities that generally leverage our existing platform. Internal product development is an increasing focus for us, and we expect over time, our product development will drive revenue growth. Examples of recent and continued product development include dynamic currency conversion at the ATM, promotional consumer offers, deposit enablement for multiple financial institutions and the ability to convert stored value digital currency into cash at the ATM. A number of products are currently in various stages of development, pilot, and rollout.

ATM cash management. Our ATM cash management function uses commercially-available software and proprietary analytical models to determine the necessary fill frequency and cash load amount for each ATM. We project vault cash requirements for our Company-owned and cash-serviced ATMs, taking into consideration its location, the day of the week, the timing of holidays, and other factors such as specific events occurring in the vicinity of the ATM. After receiving a cash order from us, the vault cash provider forwards the request to its vault location nearest to the applicable ATM. Personnel at the vault location then arrange for the requested amount of cash to be set aside and made available for the designated armored courier to access and subsequently transport to the ATM. Our ATM cash management department utilizes data from the vault cash providers, internally-produced data, and a proprietary methodology to confirm daily orders, audit delivery of cash to armored couriers and ATMs, monitor cash balances for cash shortages, coordinate and manage special cash orders, and audit costs from both armored couriers and vault cash providers. In the U.K., we operate our own armored courier operation which services the majority of our ATMs in the U.K.

Customer service. We believe one of the factors that differentiates us from our competitors is our customer service and proactive approach to managing any downtime experienced by our ATMs. We use an advanced software and skilled technicians that monitor our ATMs 24 hours a day for service interruptions and notify our maintenance engineers and vendors for prompt dispatch of necessary service calls.

Finally, we use proprietary software systems to maintain a database of transactions and performance metrics for our ATMs. This data is aggregated into individual merchant and financial institution customer profiles that are used by our customer service team. We believe our proprietary databases enable us to provide superior quality and reliable customer support, together with information on trends that is also valuable to our retail and financial institution partners.

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

Transaction processing. We own and operate EFT transaction processing platforms that utilize proprietary as well as commercially-available software. Historically, our processing efforts have been primarily focused on controlling the flow and content of information on the ATM screen, and we have largely relied on third-party service providers to handle our connections to the EFT networks and to perform certain funds settlement and reconciliation procedures on our behalf. The third-party transaction processors communicate with the cardholder’s financial institution through various EFT networks in order to obtain transaction authorizations and to provide us with the information we need to ensure that the related funds are properly settled. A portion of our withdrawal transactions are processed through third-parties. We plan to convert transaction processing services to our internal EFT transaction processing platforms when economically advantageous to us or as these contracts expire or are terminated.

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

Equipment. We purchase our ATMs from a number of global ATM manufacturers, including, but not limited to, NCR, Hyosung, Triton, Diebold, and Chungho.  The large quantity of ATMs that we purchase from these manufacturers enables us to receive favorable pricing and terms. In addition, we maintain close working relationships with these manufacturers in the course of our business, allowing us to stay informed about product updates and to receive prompt attention for any technical problems with purchased ATM equipment. The favorable pricing we receive from these manufacturers also allows us to offer certain of our customers an affordable solution to replace their ATMs to be compliant with new regulatory requirements as they arise.

Maintenance. In the U.S., we generally contract with third-party service providers for on-site maintenance services in most of our markets. In the U.K., maintenance services are mostly performed by our in-house technicians.

ATM cash management. We obtain cash to fill our Company-owned ATMs, and in some cases merchant-owned and managed services ATMs, under arrangements with various vault cash providers. We pay a monthly fee based on the average outstanding vault cash balances to our primary vault cash providers under a floating rate formula, which is generally based on various benchmark interest rates such as London Interbank Offered Rates (“LIBOR”). In virtually all cases, beneficial ownership of the cash is retained by the vault cash providers, and we have no right to the cash and no access except for the ATMs that are serviced by our wholly-owned armored courier operations in the U.K. While our U.K. armored courier operations have physical access to the cash loaded in the ATMs, beneficial ownership of that cash remains with the vault cash provider at all times. We also contract with third-parties to provide us with certain cash management services, which varies by geography, which may include reporting, armored courier coordination, cash ordering, cash insurance, reconciliation of ATM cash balances, claims processing with armored couriers, financial institutions, and processors.

For the quarter ended December 31, 2018, we had an average outstanding vault cash balance of approximately $1.7 billion in our North America ATMs, including arrangements with Bank of America, N.A. (“Bank of America”), U.S. Bancorp, and Capital One Financial Corp. (“Capital One”). In Europe & Africa, the average outstanding vault cash balance was approximately $1.2 billion for the quarter ended December 31, 2018, which was primarily supplied by Royal Bank of Scotland (“RBS”), HSBC Holdings plc (“HSBC”), and Barclays PLC (“Barclays”). In Australia & New Zealand, the average outstanding vault cash balance for the quarter ended December 31, 2018, was approximately $0.2 billion, which was primarily supplied by National Australia Bank Limited (“NAB”) and Australia and New Zealand Banking Group Limited (“ANZ”). For additional information related to our vault cash agreements and the related risks, see Item 1A. Risk Factors - We rely on third-parties to provide us with the cash we require to operate many of our ATMs. If these third-parties were unable or unwilling to provide us with the necessary cash to operate our ATMs, we would need to locate alternative sources of cash to operate our ATMs or we would not be able to operate our business and - Changes in interest could increase our operating costs by increasing interest expense under our credit facilities and our vault cash rental costs.

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

During the year ended December 31, 2018, we derived approximately 24% of our total revenues from ATMs placed at the locations of our top five merchant customers, none of which individually contributed more than 6% of our total revenues for the year. The weighted average remaining life of our top five merchant customers is approximately 2.7 years. For additional information related to the risks associated with our customer mix, see Item 1A. Risk Factors - We derive a substantial portion of our revenue from ATMs placed with a small number of merchants. The expiration, termination or renegotiation of any of these contracts with our top merchants, or if one or more of our top merchants were to cease doing business with us, or substantially reduce its dealings with us, could cause our revenues to decline significantly and our business, financial condition and results of operations could be adversely impacted.

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

Competition

Historically, we have competed with independent ATM deployers (commonly referred to as “IADs”) and financial institutions for ATM placements, new merchant accounts, bank-branding and network-branding relationships, and acquisitions. IADs compete with us for placement rights at merchant locations. Our ATMs compete with the ATMs owned and operated by financial institutions and other IADs for underlying consumer transactions. In certain locations with very high foot traffic, such as airports, major train stations, large arenas, and stadiums, we often see competition from large financial institutions as they may utilize such locations for marketing and advertising purposes, and in some cases are willing to subsidize the operations of the ATM. Recently, we have seen somewhat reduced competition from financial institutions seeking to place ATMs directly at merchant locations.

We have established relationships with leading regional and national financial institutions, as well as large store-value debit card issuers, through our bank-branding program and Allpoint. Both of these programs can be cost-efficient alternatives to financial institutions in lieu of operating branches and owning and operating extensive ATM networks. We believe the scale of our extensive network, our EFT transaction processing services, and our focus on customer service provide us with competitive advantages for providing services to leading financial institutions.

Through Allpoint, we have significantly expanded our relationships with local, regional, and national financial institutions as well as large issuers of stored-value debit card programs in the U.S. With regard to Allpoint, we encounter competition from other organizations’ surcharge-free networks that are seeking to sell their network to retail locations and offer surcharge-free ATM access to issuers of stored-value debit cards, as well as financial institutions that lack large ATM footprints.

We work to continually develop the types of services we provide to financial institutions and merchants, including management of their ATMs. With respect to our managed services offering, we believe we are well-positioned to offer a comprehensive ATM outsourcing solution with our breadth of services, in-house expertise, and network of existing locations that can leverage the economies of scale required to operate an ATM portfolio. There are several large financial services companies, ATM equipment manufacturers, and service providers that currently offer some of the services we provide, with whom we expect to compete directly in this area. While we have direct competition for providing certain services, we believe that we have unique advantages that will allow us to offer a compelling solution to financial institutions and retailers alike.

Acquisitions have historically been a consistent part of our strategy and may form part of our strategy in the future. Typically, competition for acquisitions is from other IADs, financial service or payments businesses, and/or private equity sponsors of ATM portfolios.

Finally, we face indirect competition from alternative payment mechanisms, such as card-based payments, including contactless, or other electronic forms of payment, including payment applications on mobile phones. While it has been difficult to specifically quantify the direct effects from alternative payment sources on our transaction volumes, cash-based payments have declined as a percentage of total payments in our primary geographic markets in recent years. Further expansion in electronic payment forms and the entry of new and less traditional competitors could reduce demand for cash at merchant locations. We expect to continue to face competition from emerging payments technology in the future. See Item 1A. Risk Factors - The proliferation of payment options and increasingly frictionless methods of payment other than cash, including credit cards, debit cards, stored-value debit cards, contactless, and mobile payments options could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs.

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

Risk Management

We have adopted a formalized Enterprise Risk Management program that seeks to identify and manage the major risks we face. The major risks are prioritized and assigned to a member of the management team who develops mitigation plans, monitors the risk activity, and is responsible for implementation of the mitigation plan, if necessary. The risks, plans, and activities are regularly monitored by our management team and overseen by our Board of Directors (“Board”).

Employees

As of December 31, 2018, we had 2,104 employees, 394 of which were covered by a collective bargaining agreement. We currently believe our relationships with employees represented by the union are good, and we have not experienced any work stoppages.

ITEM 1A. RISK FACTORS

Risks associated with our industry

The proliferation of payment options and increasingly frictionless methods of payment other than cash, including credit cards, debit cards, stored-value debit cards, contactless, and mobile payments options could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs.

The U.S., the U.K., Canada, Australia, Germany and other developed markets have seen a shift in consumer payment trends since the late 1990’s, with more customers now opting for electronic forms of payment (e.g., credit cards and debit cards) for their in-store purchases over traditional paper-based forms of payment (e.g., cash and checks). Additionally, some merchants offer free cash back at the point-of-sale (“POS”) for customers that utilize debit cards for their purchases, thus providing an additional incentive for consumers to use these cards. Increasingly, frictionless payment options, like contactless, are also being used by consumers. According to the Nilson Report issued in December 2018, the percentage of cash transaction counts in the U.S. declined from approximately 31.9% of all payment transactions in 2012 to approximately 25.9% in 2017, with declines also seen in check usage as credit and debit card transactions increased. However, in terms of absolute dollar value, the volume of cash used in payment transactions remained relatively flat at $1.6 trillion from 2012 to 2017. The U.K. has followed a similar trend in absolute terms according to the Access to Cash study in the U.K., with cash making up over a third of all transactions and being the second most common payment method. In Australia the value of banknotes in circulation increased by 2.5% over 2017, but at a somewhat slower rate than in past years. In their customer payments survey, the Reserve Bank of Australia published that 37% of all payments made in Australia are with cash. According to the 2018 Canadian Payment Methods and Trends study, cash was still the most used payment method at 29.8% of all transactions and while cash has been in decline in recent years, in 2017, the rate of decline showed signs of slowing. On a same-store basis, we have generally seen a single-digit percentage rate of decline in the number of cash withdrawal transactions conducted on our U.K.-based ATMs during the last 12-24 months while we have seen single-digit rates of growth in our U.S.-based ATMs over the last twelve months, which is partly attributable to increased transactions from our surcharge-free Allpoint network. The continued growth in electronic payment methods, such as mobile phone payments or contactless payments, could result in a reduced need for cash in the marketplace and ultimately, a decline in the usage of ATMs. New payment technology, such as Venmo, Zelle, Square Cash, Facebook Messenger Payments and virtual currencies such as Bitcoin, or other new payment method preferences by consumers could reduce the general population’s need or demand for cash and negatively impact our transaction volumes in the future. The proliferation of payment options and changes in consumer preferences and usage behavior could reduce the need for cash and have a material adverse impact on our operations and cash flows.

The ATM industry is highly competitive and such competition may increase, which may adversely affect our profit margins.

The ATM business is and can be expected to remain highly competitive. Our principal direct competition comes from independent ATM companies and financial institutions in all of the countries in which we operate. Our competitors could prevent us from obtaining or maintaining desirable locations for our ATMs, cause us to reduce the revenue generated by transactions at our ATMs, or cause us to pay higher merchant fees, thereby reducing our profits. In addition to our current competitors, new and less traditional competitors may enter the market or we may face additional competition associated with the creation, integration, and consolidation of competitors through transactions as well as the introduction of alternative payment mechanisms and emerging payment technologies. Increased competition could result in transaction fee reductions, reduced gross margins, and loss of market share. As a result, the failure to effectively adapt our organization, products, and services to the market could significantly reduce our offerings to gain market acceptance, could significantly reduce our revenue, increase our operating costs, or otherwise adversely impact our operations and cash flows.

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

In the U.S., the rules and regulations to which we (directly or contractually through our network relationships, banking partners or our other business partners) may be subject include those promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, the Gramm Leach Bliley Act and state cybersecurity, privacy, and breach notification laws, as well as regulator enforcement positions and expectations.

The European Union (“E.U.”) courts determined in late 2015 that the Safe Harbor mechanism that facilitated data sharing between the E.U. and the U.S. was not in fact compliant with the E.U. data protection regulations, requiring a new robust mechanism, the Privacy Shield. The E.U. authorities agreed to new General Data Protection Regulations (“GDPR”) in 2016, which came into effect across the E.U. on May 25, 2018. The GDPR provides heightened rights for individuals and increased sanctions for non-compliance with regulations. GDPR provides the supervisory authority with the power to impose administrative fines of the greater of (a) €10 million or 2% of global annual revenue from the prior year if it is determined that non-compliance was related to technical measures such as impact assessments, breach notifications and certifications; or (b) €20 million or 4% of global annual revenues in the case of non-compliance with key provisions of the GDPR including non-adherence to the core principles of processing personal data, infringement of the rights of data subjects and the transfer of personal data to third parties or international organizations that do not ensure an adequate level of data protection. Any imposition of fines resulting from our failure to comply with the GDPR requirements could materially and adversely affect our financial results. The GDPR also introduces measures that will make data processing and sharing between our European-based businesses and our other businesses more difficult. As required by the GDPR, we have appointed a Data Protection Officer to oversee and supervise our compliance with European data protection regulations.

Such government regulation (together with applicable industry standards) may increase the costs of doing business. Federal, state, municipal and foreign governments and agencies have adopted and could in the future adopt, modify, apply or enforce laws, policies, regulations, and standards covering user privacy, data security, cyber security, technologies such as cookies that are used to collect, store and/or process data, marketing online, the use of data to inform marketing, the taxation of products and services, unfair and deceptive practices, and the collection (including the collection of information), use, processing, transfer, storage and/or disclosure of data associated with unique individual internet users. New regulation or legislative actions regarding data privacy and security could have a material adverse impact on our operations and cash flows.

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

Interchange fees, which represented 32.4% of our total ATM operating revenues for the year ended December 31, 2018, are set by the various EFT networks and major interbank networks through which the transactions conducted on our ATMs are routed. These fees vary from one network to the next. During the year ended December 31, 2018, 20.8%, 11.1%, and 0.4% of our total ATM operating revenues were derived from interchange fees in Europe & Africa, North America, and Australia & New Zealand, respectively. These fees are subject to pricing changes that we may be unable to offset through lower payments to merchants. Interchange revenues in the U.K. accounted for 19.2% of our consolidated ATM operating revenues. In the U.K., the significant majority of the interchange revenues we earn are based on rates set by LINK, the major interbank network in that market. The remainder of reported interchange revenue reflects transaction-based revenues where we have contractually agreed to the rate with the associated network or financial institution. Accordingly, if some of the networks through which our ATM transactions are routed were to reduce the interchange rates paid to us or increase their transaction fees charged to us for routing transactions across their network, our future transaction revenues could decline.

Our U.K.-based revenues are significantly impacted by interchange rates, with the majority of our interchange revenues in that market being earned through the LINK network. In previous years, LINK has set interchange rates for its participants using a cost-based methodology that incorporates ATM service costs, generally from two years back (i.e., operating costs from 2016 were considered for determining the 2018 interchange rate), and as a result, the interchange rate varied year-to-year based on the output of the cost-based study. In addition to LINK transactions, certain card issuers in the U.K. have issued cards that are not affiliated with the LINK network, and instead carry the Visa or MasterCard network brands. Transactions conducted on our ATMs from these cards, which currently represent less than 3% of our annual withdrawal transactions in the U.K., receive interchange fees that are set by Visa or MasterCard, respectively. The interchange rates set by Visa and MasterCard have historically been less than the rates that have been established by LINK. Accordingly, if any major financial institution in the U.K. decided to leave the LINK network in favor of Visa, MasterCard, or another network, and we elected to continue to accept the transactions of their cardholders, such a move could impact the interchange revenues that we currently receive from the related withdrawal transactions conducted on our ATMs by these cardholders in that market. During 2017, some of the major financial institutions that participate in LINK expressed concern about the LINK interchange rate and commenced efforts to significantly lower the interchange rate. As a result, a group of members of LINK (the “Working Group”) worked to develop a new interchange rate setting mechanism and in October 2017, it was decided that an independent board of LINK (“LINK Board”) would recommend interchange rates going forward. On January 31, 2018 the LINK Board issued an update and determined that interchange rates would decrease by 5% from 2017 levels, effective July 1, 2018 and announced the intention to further reduce the interchange rate by three further annual 5% reductions. However, on July 16, 2018, LINK announced that the third interchange rate decrease was cancelled and the fourth rate decrease was suspended, pending further review in 2019. The first 5% rate reduction occurred on July 1, 2018, and it adversely impacted our U.K. profits by approximately $9 million, when taken together with other rate reductions in 2018. The second scheduled 5% decrease in the LINK interchange rate occurred January 1, 2019. On an unmitigated basis, we expect that these rate reductions will adversely impact our operating income by approximately $18 million in 2019. Should there be a significant change in the LINK scheme or its membership, our U.K. interchange revenues and profits could be adversely impacted.

In past years, certain networks have reduced the net interchange rates paid to ATM deployers for ATM transactions in the U.S. routed across their debit networks through a combination of reducing the transaction rates charged to financial institutions and higher per transaction fees charged by the networks to ATM operators. For example, Visa recently announced a new acquirer fee for non-monetary transactions in the U.S. that will take effect on April 1, 2019. In addition to the impact of net interchange rate decreases, we have seen certain financial institutions migrate their volume away from some networks to take advantage of the lower pricing offered by other networks, resulting in lower net interchange rates per transaction to us.

In Canada, the vast majority of transactions route through the Interac network which sets the interchange revenue rates for its network.

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

The Americans with Disabilities Act (“ADA”), through implementing regulations, requires that public accommodations be accessible to and independently usable by individuals with disabilities, including visually-impaired or wheel-chair bound persons. The U.S. Department of Justice issued accessibility regulations under the ADA that became effective in March 2012, which provided specific requirements for ATMs. Failure to meet these requirements, and other similar requirements under various states’ laws, could adversely impact our operations and revenues, including through costs incurred in lawsuits and payment of damages, fines or penalties. The Commonwealth of Massachusetts and the National Federation of the Blind (the “NFB”) had pursued a lawsuit against the Company alleging noncompliance with the ADA, its implementing regulations, and court orders. We settled this lawsuit by, among other things, agreeing to certain procedures and standards for voice guidance on ATMs. While we have completed implementation of the operational elements of our settlement agreement, any failure to meet the remaining reporting requirements of our settlement agreement in this matter could adversely impact our operations and revenues, including through the incurrence of damages.

In the U.K., the ATM industry historically has been largely self-regulating. Most ATMs in the U.K. are part of the LINK network and must operate under the network rules set forth by LINK, which operates under the oversight of the Bank of England and its regulatory capacity. In March 2013, the U.K. Treasury department issued a formal recommendation to further regulate the U.K. payments industry, including LINK, the nation’s primary ATM scheme. In October 2013, the U.K. government responded by establishing the new Payment Systems Regulator (“PSR”) to oversee any payment system operating in the U.K. and its participants. The new PSR became active in 2015. The PSR commissioned a review of LINK, which has resulted in several outcomes, including a separation of the processing component of LINK which required us to separately enter into new agreements for certain operational services. See the risk factor entitled Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered in some cases at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues above.

In March, 2018, the E.U. began a legislative process for amending certain existing legislation applying to cross border payment practices, which includes a proposal by the European Commission for new regulations on dynamic currency conversion transactions. The 2009 Cross Border Payments Regulation is being amended to require enhanced consumer disclosure and increased consumer choice in dynamic currency conversion transactions. The new regulation could cause us to suffer losses or other adverse changes in our business that would reduce our net income.

We are also subject to various regulations in other jurisdictions that we operate in, including Germany, Spain, Ireland, Mexico, Canada, Australia, New Zealand and South Africa. Due to the numerous regulations in the jurisdictions in which we operate, there is substantial risk to ensuring consistent compliance with the existing regulatory requirements in those jurisdictions. To the extent we are not successful in complying with the new or existing regulations, non-compliance may have an impact on our ability to continue operating in such jurisdictions or adversely impact our profits. New legislation proposed in any of the jurisdictions in which we operate, or adverse changes in the laws that we are subject to, may materially affect our business through the requirement of additional expenditures to comply with that legislation or other direct or indirect impacts on our business. If regulatory legislation is passed in any of the jurisdictions in which we operate, we could be required to incur substantial expenditures or suffer adverse changes in our business that would reduce our net income. In addition, new product and service offerings such as mobile ATM access and deposit taking ATMs are often subject to additional regulations which may have an impact on our ability to offer such products. We may not be able to comply with all such regulations for new product and services offerings or may not be able to do so profitability.

The broad introduction of free-to-use ATMs in Australia has and may continue to adversely impact our revenues and profits.

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

Australia has historically been a direct charge market where cardholders pay a fee (the “direct charge”) to ATM operators for each transaction, unless the ATM where the transaction is completed is part of the cardholder’s issuing bank ATM network. There is currently no broad interchange arrangement in Australia between card issuers and ATM operators to compensate ATM operators for the cost of providing a service to cardholders in the absence of a direct charge levied on the cardholder directly. In 2018, 77% of our revenues in Australia were sourced from direct charge fees paid by cardholders. As a result, this introduction of free-to-use ATMs in Australia has and may continue to adversely impact our revenues and profits.

In September 2017, we determined that these developments were to be an indicator of impairment of our Australia & New Zealand reporting unit and related long-lived assets. As further discussed in Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting – (l) Intangible Assets Other Than Goodwill and (m) Goodwill, we recorded an impairment of certain assets in our Australia & New Zealand reporting unit as of September 30, 2017.

While the direct impact we have experienced has been limited to date, the ultimate impact of this action could increase over time as consumers’ behavior patterns change as a result of the introduction of a free-to-use network in Australia that did not previously exist.

Security breaches, including the occurrence of a cyber-incident or a deficiency in our cybersecurity, could harm our business by compromising Company, merchant or vendor data or cardholder information and disrupting our transaction processing services, thus damaging our relationships with our merchant customers, business partners, and generally exposing us to liability.

As part of our transaction processing services, we electronically process and transmit cardholder information. We and our vendors have been, and will continue to be, subjected to cyber-attacks, including accidental or intentional computer or network issues (such as unauthorized parties gaining access to our information technology systems, phishing attacks, viruses, malware or ransomware installation, server malfunction, software or hardware failures, impairment of data integrity, loss of data or other computer assets, adware, or other similar issues), none of which to date have resulted in any material disruption, interruption, or loss. Our vulnerability to attack and our vendors’ vulnerability to attack exists in relation to known threats, against which we work to implement and maintain what we consider to be adequate security controls, as well as other threats, against which we cannot defend because they are unknown. Consequently, the security measures we deploy are not perfect or impenetrable, and, despite our investment in and maintenance of security controls, we may be unable to anticipate or prevent all unauthorized access attempts made on our systems.

A vulnerability in the cybersecurity of our systems or one or more of our vendors’ systems (which include, among other things, cloud based networks and services outside of the control of the Company) could impair, compromise or shut down one or more of our computing systems, transaction processing systems, or our IT network and infrastructure, which could harm our business or result in harm to our customers or our business partners and result in negative publicity or media coverage. Furthermore, companies that process and transmit cardholder information have been specifically and increasingly targeted in recent years by sophisticated and persistent actors including hacktivists, organized criminal groups, and nation states in an effort to obtain information and utilize it for fraudulent transactions or other purposes. It is also possible that a cyber-attack or information security breach could occur and persist for an extended period of time without detection. We expect that any investigation of a cyber-attack would be inherently unpredictable and that it would take time before the completion of any investigation and before there is availability of full and reliable information. During such time we may not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all or any of which would further increase the costs and consequences of a cyber-attack.

The technical and procedural controls we, our vendors and our other partners use to provide security for storage, processing and transmission of confidential customer and other information may not be effective to protect against data security breaches or other cyber incidents. The risk of unauthorized circumvention of our security measures has been heightened by advances in computer capabilities and the increasing sophistication of hackers. Unauthorized access to our computer systems, or those of our third-party service providers, could result in the theft or publication of the information or the deletion or modification of sensitive records, and could cause interruptions in our operations. Any inability to prevent security breaches could damage our relationships with our merchant and financial institution customers, cause a decrease in transactions by individual cardholders, expose us to liability including claims from merchants, financial institutions, and cardholders, and subject us to network fines.

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

While many of our agreements with partners and third-party vendors contain indemnification provisions and we maintain insurance intended to cover some of these risks, such measures may not be sufficient to cover all of our losses from any future breaches of our systems.

We have a history of making acquisitions and investments, which expose us to additional risk associated with the integration of the information systems. We may not adequately identify weaknesses in an acquired entity’s information systems either before or after an acquisition, which could affect the value we are able to derive from the acquisition, expose us to unexpected liabilities or make our own systems more vulnerable to a cyber-attack. We may also not be able to integrate the systems of the businesses we acquire in a timely manner which could further increase these risks until such integration takes place.

As a global company, the cross border movement of data increases our exposure to cybersecurity threats. This cross border data movement must be managed in accordance with an ever changing compliance landscape and the development of cybersecurity guidance and best practice and while we have and will continue to invest in the protection of our systems and the maintenance of what we believe to be adequate security controls over individually identifiable customer, employee and vendor data provided to us, there can be no assurance that we will not suffer material losses relating to cyber-attacks or other security breaches involving our information systems in the future. In addition, we could be impacted by existing and proposed laws and regulations, as well as government policies and practices related to cybersecurity, privacy, and data protection across the various jurisdictions in which we operate which may overlap and potentially conflict with one another. An actual security breach or cyber-incident could have a material adverse impact on our operations and cash flows and costs to remediate any damages to our information technology systems suffered as a result of a cyber-attack could be significantly over and above any obligations arising from any penalties imposed by any regulatory or supervisory authority including in connection with General Data Protection Regulations.

Computer viruses or unauthorized software (malware) could harm our business by disrupting or disabling our systems, including transaction processing services, causing noncompliance with network rules, damaging our relationships with our merchant and financial institution customers, and damaging our reputation causing a decrease in transactions by individual cardholders.

We routinely face cyber and data security threats through computer viruses, malware, attachments to emails, persons inside our organization or persons with access to systems inside our organization and other significant disruptions of our IT networks and related systems (“System Threats”). Any one or more System Threats could result in the infiltration of our systems, as well as those of our customers and partners, and disrupt our delivery of services, cause delays or loss of data or public releases of confidential data or make our applications unavailable, all of which could have a material adverse effect on our revenues and our operations and cash flows. Although we utilize several preventative and detective security controls in our network, we have from time to time experienced System Threats to our data and systems, including but not limited to computer viruses, unauthorized parties gaining access to our information technology systems and similar incidents, none of which to date have resulted in any material disruption, interruption or loss. Our preventative and detective security controls at times have been, and may be at times in the future, ineffective in preventing System Threats, and material consequences arising from the occurrence of any such event could damage our relationships with our customers, cause a decrease in transactions by individual cardholders, cause our reputation to be damaged, require us to make significant expenditures to repair or replace equipment, or cause our non-compliance with applicable network rules and regulations.

Potential new currency designs may require modifications to our ATMs that could impact our cash flows.

In American Council of the Blind, et. al., v. Timothy F. Geithner, Secretary of the Treasury (Case #1:02-cv-00864) in the U.S. District Court for the District of Columbia (the “Court”) an order was entered that found that U.S. currencies (as currently designed) violated the Rehabilitation Act, a law that prohibits discrimination in government programs on the basis of disability, as the paper currencies issued by the U.S. are identical in size and color, regardless of denomination. As a consequence of this ruling, the U.S. Treasury stated in its semi-annual status report filed with the Court in September 2012, that the Bureau of Engraving and Printing (“BEP”) was making progress towards implementing the Secretary’s decision to provide meaningful access to paper currency by: “(i) adding a raised tactile feature to each Federal Reserve note that the BEP may lawfully redesign, (ii) continuing the BEP’s program of adding large high-contrast numerals and different colors to each denomination that it may lawfully redesign, and (iii) implementing a supplemental currency reader distribution program for blind and other visually impaired U.S. citizens and legal residents.” Of these three steps only the first materially affects the ATM industry. The BEP continues to research the raised tactile feature and is engaged in testing samples in conjunction with the Banknote Equipment Manufactures program; however, previous comments from the U.S. Treasury suggest that raised tactile features on currency are not expected to be in circulation prior to 2020. Until a selection is made and disclosed by the BEP, the impact, if any, a raised tactile feature will have on the ATM industry, remains unknown. It is possible that such a change or any redesign of currencies could require us to incur additional costs, which could be substantial, to modify our ATMs in order to store and dispense notes with raised or other tactile features.

Additionally, polymer notes have been introduced by a number of counties including Canada, the U.K. and Australia. Polymer notes were introduced by the Bank of England in 2016 and will be further circulated through 2020. The introduction of these new currency designs has required upgrades to software and physical ATM components on our ATMs. Upgrades may continue to result in incremental downtime and incremental capital investments for the affected ATMs. To date, we have not experienced any material adverse financial or operational impact as a result of the new requirements to handle these new notes. The Reserve Bank of Australia (or “RBA”) has begun issuing redesigned banknotes beginning with the $5, $10 and $50 Australian dollar banknotes. The majority of the required polymer upgrades in Australia have been completed and the remainder are scheduled to be completed by the end of 2019. We expect that the RBA will continue issuing redesigned banknotes in additional denominations in subsequent years. The redesigned banknotes include a raised tactile feature to help the blind and visually impaired community distinguish between different denominations of banknotes and a top-to-bottom clear window in which the banknote is transparent. Any required upgrades or full replacement of our ATMs could require us to incur additional cost, which could be substantial and have a material adverse impact on our operations and cash flows.

Risks associated with our business.

We depend on ATM and financial services transaction fees for substantially all of our revenues, and our revenues would, and profits could, be reduced by a decline in the usage of our ATMs or a decline in the number of ATMs that we operate, whether as a result of changes in consumer spending preferences, global economic conditions or otherwise.

Transaction fees charged to cardholders and their financial institutions for transactions processed on our ATMs and multi-function financial services kiosks, including surcharge and interchange transaction fees, have historically accounted for most of our revenues. We expect that transaction fees, including fees we receive through our bank-branding and surcharge-free network offerings, will continue to account for the substantial majority of our revenues for the foreseeable future. Consequently, our future operating results will depend on many factors, including: (i) the market acceptance of our services in our target markets, (ii) the level of transaction fees we receive, (iii) our ability to install, acquire, operate, and retain ATMs, (iv) usage of our ATMs by cardholders and any changes in payment preferences they may have, and (v) our ability to continue to expand our surcharge-free and other automated consumer financial services offerings. If alternative technologies to our services are successfully developed and implemented or there is a significant shift in consumer preferences for other alternative payment methods, we may experience a decline in the usage of our ATMs. Surcharge rates, which are largely market-driven and are negotiated between us and our merchant partners, could be reduced over time. Further, growth in surcharge-free ATM networks and widespread consumer bias toward these networks could adversely affect our revenues, even though we maintain our own surcharge-free offerings. Many of our ATMs are utilized by consumers that frequent the retail establishments in which our ATMs are located, including convenience stores, gas stations, malls, grocery stores, drug stores, airports, train stations, and other large retailers. If there is a significant slowdown in consumer spending or a change in consumer payment preferences, the number of consumers that frequent the retail establishments in which we operate our ATMs may decline and the number of transactions conducted on those ATMs, and the corresponding transaction fees we earn, may also decline. Additionally, should banks increase the fees they charge to their customers when using an ATM outside of their network (i.e. out of network or foreign bank fees), this would effectively make transactions at our ATM more expensive to consumers and could adversely impact our transaction volumes and revenues.

Alternatively, should banks or other ATM operators decrease or eliminate the fees they charge to users of their ATMs in any of our markets (as they did in Australia in 2017), such action would make transactions at our ATM comparatively more expensive to consumers and could adversely impact our transaction volumes and revenues. A decline in usage of our ATMs by cardholders, in the levels of fees received by us in connection with this usage, or in the number of ATMs that we operate, would have a negative impact on our revenues and cash flows and would limit our future growth potential.

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

For the year ended December 31, 2018, our contracts with our top five merchant customers (Co-op Food (in the U.K.), Couche Tard, CVS, Speedway, and Walgreens) accounted for approximately 24% of our total revenues. Because a significant percentage of our future revenues and operating income depends upon the successful continuation of our relationship with our top merchant customers, the loss of any of our largest merchants, such as the loss of 7-Eleven in 2017, a decision by any one of them to reduce the number of our ATMs placed in their locations, or a decision to sell or close their locations could result in a decline in our revenues or otherwise adversely impact our business operations. To the extent there is consolidation or contraction within our primary retailer partners, and as a part of that consolidation or contraction, the retailers decide to reduce their store footprint, such an event could materially impact our revenues and profits. Furthermore, if their financial conditions were to deteriorate in the future, and as a result, one or more of these merchants was required to close a significant number of their store locations, our revenues would be significantly impacted. Additionally, these merchants may elect not to renew their contracts when they expire. As of December 31, 2018, the contracts we have with our five largest merchant customers had a weighted average remaining life of approximately 2.7 years.

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

Deterioration in global credit markets, as well as changes in legislative and regulatory requirements, could have a negative impact on financial institutions including those with whom we conduct business and may seek to conduct business.

We have a significant number of customer and vendor relationships with financial institutions in all of our key markets, including relationships in which those financial institutions pay us for the right to place their brands on our ATMs. Additionally, we rely on a small number of financial institution partners to provide us with the cash that we maintain in our Company-owned ATMs and some of our merchant-owned ATMs. Volatility in the global credit markets may have a negative impact on those financial institutions and our relationships with them. In particular, if the liquidity positions of the financial institutions with which we conduct business deteriorate significantly, these institutions may be unable to perform under their existing agreements with us. If these defaults were to occur, we may not be successful in our efforts to identify new bank-branding partners and vault cash providers, and the underlying economics of any new arrangements may not be consistent with our current arrangements. Furthermore, if our existing bank-branding partners or vault cash providers are acquired by other institutions with assistance from the Federal Deposit Insurance Corporation (“FDIC”), or placed into receivership by the FDIC, it is possible that our agreements may be rejected in part or in their entirety.

We rely on third-parties to provide us with the cash we require to operate many of our ATMs. If these third-parties were unable or unwilling to provide us with the necessary cash to operate our ATMs, we would need to locate alternative sources of cash to operate our ATMs or we would not be able to operate our business.

In North America, we rely primarily on Bank of America, U.S. Bancorp, CIBC and Capital One to provide us with the vault cash that we use in approximately 41,000 of our ATMs where cash is not provided by the merchant. In Europe & Africa, we rely primarily on RBS, HSBC, Barclays, Absa Bank, and Capitec Bank to provide us with the vault cash that we use in approximately 18,000 of our ATMs. In Australia and New Zealand, we rely primarily on ANZ and NAB to provide us with the vault cash that we use in approximately 4,000 of our ATMs. For the quarter ended December 31, 2018, we had an average outstanding vault cash balance of approximately $1.7 billion held in our North America ATMs, approximately $1.2 billion in our ATMs in Europe and Africa and approximately $0.2 billion in our ATMs in Australia and New Zealand.

Our existing vault cash rental agreements expire at various times through May 2022. However, each provider has the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events. Other key terms of our agreements include the requirement that the vault cash providers provide written notice of their intent not to renew. Such notice provisions typically require a minimum of 180 to 360 days’ notice prior to the actual termination date. If such notice is not received, then the contracts will typically automatically renew for an additional one-year period.

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

We rely on third-party EFT network providers, transaction processors, bank sponsors, armored courier providers, and maintenance providers to provide services to our ATMs. If some of these providers that service a significant number of our ATMs fail or otherwise cease, consolidate, or no longer agree to provide their services, we could suffer a temporary loss of transaction revenues, incur significant costs or suffer the permanent loss of any contract with a merchant or financial institution affected by such disruption in service.

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

While we have more than one provider for each of the critical services that we rely on third-parties to perform, certain of these providers currently provide services to or for a significant number of our ATMs. Although we believe we would be able to transition these services to alternative service providers, this could be a time-consuming and costly process. In the event one or more of such service providers was unable to deliver services to us, we could suffer a significant disruption in our business, which could result in a material adverse impact to our financial results. Furthermore, any disruptions in service in any of our markets, whether caused by us or by third-party providers, may continue to result in a loss of revenues under certain of our contractual arrangements that contain minimum service-level requirements and could result in a material adverse impact on our operations and cash flows.

If we, our transaction processors, our EFT networks or other service providers experience system failures, the products and services we provide could be delayed or interrupted, which would harm our business.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our EFT transaction processing platforms, third-party transaction processors, telecommunications network systems, and other service providers. Accordingly, any significant interruptions would severely harm our business and reputation and result in a loss of revenues and profits. Additionally, if any interruption is caused by us, especially in those situations in which we serve as the primary transaction processor, such interruption could result in the loss of the affected merchants and financial institutions, or damage our relationships with them. Our systems and operations and those of our transaction processors and our EFT network and other service providers could be exposed to damage or interruption from fire, floods, natural disaster, unlawful acts, terrorist attacks, power loss, telecommunications failure, unauthorized entry, cyber-attack and computer viruses, among other things. We cannot be certain that any measures we and our service providers have taken to prevent system failures will be successful or that we will not experience service interruptions. Should a significant system failure occur, it could have a material adverse impact on our operations and cash flows.

Our armored transport business exposes us to additional risks beyond those currently experienced by us in the ownership and operation of ATMs.

Our armored courier operation in the U.K. delivers cash to and collects residual cash from our ATMs in that market. As of December 31, 2018, we were providing armored courier services a majority of our ATMs in that market and we currently intend to further expand that operation to service additional ATMs. The armored transport business exposes us to significant risks, including the potential for cash-in-transit losses, employee theft, as well as claims for personal injury, wrongful death, worker’s compensation, punitive damages, and general liability. There can be no assurance that we will avoid significant future claims or adverse publicity related thereto. Furthermore, there can be no assurance that our insurance coverage will be adequate to cover potential liabilities or that insurance coverage will remain available at costs that are acceptable to us. The availability of quality and reliable insurance coverage is an important factor in our ability to successfully operate this aspect of our operations. A loss claim for which insurance coverage is denied or that is in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations and cash flows.

Operational failures could harm our business and our relationships with our merchant and financial institution customers.

An operational failure could be caused by our actions, such as a failure of our EFT transaction processing facilities, or the actions of third-parties, either of which, would harm our business and damage our relationships with our merchant and financial institution customers. Damage, destruction, or third-party actions that interrupt our services would also cause us to incur substantial additional expense to repair or replace damaged equipment and could damage our relationship with our customers. We have installed back-up systems and procedures to prevent or react to such disruptions. However, a prolonged interruption of our services or network that extends for more than several hours (i.e., where our backup systems are not able to recover) would result in data loss or a reduction in revenues as our ATMs would be unable to process transactions. In addition, a significant interruption of service could have a negative impact on our reputation and could cause our present and potential merchant and financial institution customers to choose alternative service providers, as well as subject us to fines or penalties related to contractual service agreements and ultimately cause a material adverse impact on our operations and cash flows.

If we fail to adapt our products and services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology are not successful, we could lose customers or have difficulty attracting new customers, which would adversely impact our revenues and our operations.

The markets for our products and services are characterized by constant technological changes, frequent introductions of new products and services and evolving industry standards. Due to a variety of factors, including but not limited to security features, compatibility between systems and software and hardware components, consumer preferences, industry standards, and other factors, we regularly update the technology components, including software, on our ATMs. These technology upgrade efforts, in some cases, may result in downtime to our ATMs, and as a result, loss of transactions and revenues. Additionally, our ability to enhance our current products and services and to develop and introduce innovative products and services that address the increasingly sophisticated needs of our customers will significantly affect our future success. Our ability to take advantage of opportunities in the market may require us to invest considerable resources adapting our organization and capabilities to support development of products and systems that can support new services or be integrated with new technologies and incur other expenses in advance of our ability to generate revenue from these products and services. These developmental efforts divert resources from other potential investments in our businesses, management time and attention from other matters, and these efforts may not lead to the development of viable new products or services on a timely or cost effective basis. We may not be successful in developing, marketing or selling new products and services that meet these changing demands. In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of these products and services, or our new products and services and enhancements may not adequately meet the demands of the marketplace or achieve market acceptance.

Microsoft announced a plan to end technology support and patches for a series of Windows-based operating systems, including Windows 7, which is currently in use on a large number of our ATMs. Microsoft has stated that support for Windows 7 will end in January 2020 and that limited support will be available until 2023 for a fee. As a large number of our ATMs currently operate on Windows 7, we expect to upgrade or replace a portion of our fleet, starting primarily in 2019. While we are currently in the process of evaluating the cost of upgrades or replacement of the ATMs that could be impacted, we expect that this cost could be significant to us and may elevate our capital expenditures. Changing security features, compatibility requirements and end of life capital replenishment may result in upgrade costs and capital costs as well as downtime at some of our ATMs, which could adversely impact revenues and profits.

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

Interest on amounts borrowed under our revolving credit facility is based on a floating interest rate, and our vault cash rental expense is based primarily on floating interest rates. As a result, our interest expense and cash management costs are sensitive to changes in interest rates. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various LIBOR in the U.S., and the U.K. In Germany and Spain, the rate is based on the Euro Interbank Offered Rate (commonly referred to as “Euribor”). In Mexico, the rate is based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”), in Canada, the rate is based on the Bank of Canada’s Bankers Acceptance Rate and the Canadian prime rate, and in Australia, the formula is based on the Bank Bill Swap Rates (“BBSY”). Although we currently hedge a portion of our vault cash interest exposure and interest on outstanding borrowings on our revolving credit facility by using interest rate swap contracts and caps, we may not be able to enter into similar arrangements for similar amounts in the future. Any significant future increases in interest rates could have a negative impact on our earnings and cash flow by increasing our operating costs and expenses.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. Therefore, it’s not possible to predict the effect of this announcement, including whether LIBOR will continue in place, and if so what changes will be made to it, what rates may replace LIBOR going forward, and how LIBOR will be determined for purposes of loans, securities and derivative instruments currently referencing it if it ceases to exit at some point. For these reasons, the potential effect of a LIBOR phase out on our operating costs cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in an increase or decrease in reported LIBOR. The potential changes could have a negative impact on our earnings and cash flow by increasing our operating costs and expenses.

For additional information, see Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.

We maintain a significant amount of vault cash within our Company-owned ATMs, which is subject to potential loss due to theft or other events, including natural disasters.

For the quarter ended December 31, 2018, our average outstanding vault cash balance was $3.1 billion in our ATMs. Any loss of vault cash from our ATMs is generally our responsibility. We typically require that our service providers, who either transport the vault cash or otherwise have access to the ATM safe, maintain adequate insurance coverage in the event cash losses occur as a result of theft, misconduct, or negligence on the part of such providers. Cash losses at the ATM occur in a variety of ways, such as natural disaster (hurricanes, flooding, tornadoes, etc.), fires, vandalism, and physical removal of the entire ATM, defeating the interior safe or by compromising the ATM’s technology components. Because our ATMs are often installed at retail sites, they face exposure to attempts of theft and vandalism. Thefts of vault cash may be the result of an individual acting alone or as a part of a crime group. We have experienced theft of vault cash from our ATMs across the geographic regions in which we operate and have at times temporarily removed ATMs from service to enhance security features or permanently removed ATMs due to security concerns. While we maintain insurance policies to cover significant losses that may occur that are not covered by the insurance policies maintained by our service providers, such insurance coverage is subject to deductibles, exclusions, and limitations that may leave us bearing some or all of those losses. Significant vault cash losses could result in a material adverse impact on our operations and cash flows.

Any increase in the frequency and/or amounts of theft and other losses could negatively impact our operating results by causing higher deductible payments and increased insurance premiums. Certain ATM types have recently been susceptible to coordinated ATM attacks, known as ‘jackpotting’, which generally involves a physical compromise of the ATM, which causes the ATM to dispense cash without proper authorization and can be controlled remotely in certain types of these attacks. While we maintain a controls program across many fronts to prevent and quickly detect unauthorized ATM access and theft attempts, there can be no assurance that a significant or successful jackpotting attack attempt could occur on our portfolio. Additionally, we have seen an increase in attacks and vault cash losses in our U.K. business, in particular. Should these losses continue at an elevated or increasing rate, it could adversely impact our results and impact our ability to obtain insurance for the vault cash used on our ATMs. Also, damage sustained to our merchant customers’ store locations in connection with any ATM-related thefts, if extensive and frequent enough in nature, could negatively impact our relationships with those merchants and impair our ability to deploy additional ATMs in those existing or new locations of those merchants. Certain merchants have requested, and could request in the future, that we remove ATMs from store locations that have suffered damage as a result of ATM-related thefts, thus negatively impacting our financial results. Finally, we have in the past, and may in the future, voluntarily remove vault cash from certain ATMs on a temporary or permanent basis to mitigate further losses arising from theft or vandalism. Depending on the magnitude and duration of any cash removal, our revenues and profits could be materially and adversely affected.

The election by our merchant customers not to participate in our surcharge-free network offerings could impact the effectiveness of our offerings, which would negatively impact our financial results.

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

We may be unable to effectively integrate our acquisitions, which could increase our cost of operations, reduce our profitability, or reduce our shareholder value.

We have been an active business acquirer and may be active in the future. The acquisition and integration of businesses involves a number of risks. The core risks are in the areas of valuation (negotiating a fair price for the business based on inherently limited due diligence) and integration (managing the complex process of integrating the acquired company’s personnel, products, processes, technology, and other assets so as to realize the projected value of the acquired company and the synergies projected to be realized in connection with the acquisition).

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

In addition, even if we are able to integrate acquired businesses successfully, we may not realize the full benefits of the cost efficiency or synergies, or other benefits that we anticipated when selecting our acquisition candidates or these benefits may not be achieved within a reasonable period of time. We may be required to invest significant capital and resources after an acquisition to maintain or grow the business that we acquire. Further, acquired businesses may not achieve anticipated revenues, earnings, or cash flows. Any shortfall in anticipated revenues, earnings, or cash flows could require us to write down the carrying value of the intangible assets associated with any acquired company, which would adversely affect our reported earnings.

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

The Company is in the process of implementing new enterprise resource planning and related information systems in order to better manage the business. This implementation requires the commitment of significant personnel and financial resources, and entails risks to business operations. Failure, difficulties or delays in implementing our new ERP and related information systems would result in lost anticipated productivity improvements or cost efficiencies, and/or interruptions in service or other operational difficulties that hinder our ability to effectively manage our business. If we do not complete the implementation of the ERP timely and successfully, we may incur additional costs associated with completing this project, delaying its benefits and adversely impacting our financial condition and results of operations.

We operate in many sovereign jurisdictions across the globe and expect to continue to grow our business in new regions. Operating in different countries involves special risks which could result in a reduction of our gross and net profits.

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

•	new or unanticipated conflicts, political and, or social instability that may be experienced;
•	rising crime rates in certain of the areas we operate in, including increased incidents of crimes on our ATMs and against store personnel where our ATMs are located;
•	difficulties in staffing and managing foreign operations, including hiring and retaining skilled workers in those countries in which we operate;
•	decreased ATM usage related to decreased travel and tourism in the markets that we operate in;
•	exposure to corruption in jurisdictions where we operate; and
•	potential adverse tax consequences, including restrictions on the repatriation of foreign earnings.

Any of these factors could have a material adverse impact on us and reduce the revenues and profitability derived from our international operations and thereby adversely impact our consolidated operations and cash flows.

The exit of the U.K. from the European Union could adversely affect us and our shareholders.

On March 29, 2017, the U.K. government officially triggered Article 50 of the Treaty on the European Union, which commenced the process for the U.K. to exit the European Union. As a significant portion of our operations are located in the U.K. and our parent company is incorporated in the U.K., we face potential risks associated with the exit process and effects and uncertainties around its implementation. The exit process is supposed to be completed over a two-year time period during which the U.K. and the remaining E.U. member states will negotiate a withdrawal agreement, though there is significant uncertainty surrounding the process. The exit process from the E.U. and implementation of the resulting changes could materially and adversely affect the tax, tax treaty, currency, operational, legal, human, and regulatory regime as well as the macro-economic environment in which we operate. The effect of any of these risks, were they to materialize, is difficult to quantify, but could materially increase our operating and compliance costs and materially affect our tax position or business, results of operations, and financial position. Further, uncertainty around the form and timing of any withdrawal agreement or withdrawal without an agreement could lead to adverse effects on the economy of the U.K., other parts of Europe, and the rest of the world, which could have an adverse economic impact on our operations.

We derive a significant portion of our revenues and profits from bank-branding relationships with financial institutions and surcharge-free revenue from our Allpoint network. A decline in these revenues as a result of changes in financial institution and card provider demand for these services may have a significant negative impact to our results.

Bank-branding and surcharge-free revenues from our Allpoint network drive a significant portion of our revenues, and if these product offerings were to become less attractive to financial institutions and card providers whereby we lost a significant amount of existing contracts, it could have a material impact on our revenues and profits. In addition, consolidations within the banking industry may impact our bank-branding relationships as existing bank-branding customers are acquired by other financial institutions, some of which may not be existing bank-branding customers. Our bank-branding contracts could be adversely affected by such consolidations.

If we experience additional impairments of our goodwill or other intangible assets, we will be required to record a charge to earnings, which may be significant.

We have a large amount of goodwill and other intangible assets and are required to perform periodic assessments for any possible impairment for accounting purposes. We periodically evaluate the recoverability and the amortization period of our intangible assets under U.S. GAAP and have taken impairment charges following this analysis in the past. Some of the factors that we consider important in assessing whether or not impairment exists include the performance of the related assets relative to the expected historical or projected future operating results, significant changes in the manner of our use of the assets or the strategy for our overall business, and significant negative industry or economic trends. These factors and assumptions, and any changes in them, could result in an impairment of our goodwill and other intangible assets.

During September 2017, we recognized impairments of our goodwill, other intangible assets and other long lived assets of $140.0 million, $54.5 million, and $19.0 million, respectively, in our Australia & New Zealand reporting unit. We also recognized charges of $2.5 million related to inventory in our Australia and New Zealand reporting unit. See the risk factor entitled The broad introduction of free-to-use ATMs in Australia has and will continue to adversely impact our revenues and profits above for additional information regarding the market changes that resulted in this impairment. As of December 31, 2018 we had goodwill and other intangible assets of $749.1 million and $150.8 million. In the event we determine our goodwill or amortizable intangible assets are impaired in the future, we may be required to record a significant charge to earnings in our consolidated financial statements, which would negatively impact our results of operations and that impact could be material.

We may accumulate excess or obsolete inventory or assets that cannot be used or re-deployed, which could result in unanticipated write-downs and adversely affect our financial results.

We have a substantial number of ATMs, approximately 4,000, as of December 31, 2018, that are not currently in service, yet have remaining net carrying value. To the extent we are not able to re-deploy the assets, we may in future periods incur write-downs of these and other assets which could materially, adversely affect our business, results of operations, and stockholders’ equity.

We have a significant amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants, and make payments on our indebtedness.

As of December 31, 2018, our outstanding indebtedness was $818.5 million, which represents 68.5% of our total book capitalization of $1.2 billion. Our indebtedness could have important consequences. For example, it could:

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

The fundamental change and make-whole fundamental change provisions associated with our $287.5 million of 1.00% Convertible Senior Notes due December 2020 (“Convertible Notes”) may delay or prevent an otherwise beneficial takeover attempt of us.

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

Noncompliance with established EFT network rules and regulations could expose us to fines, penalties or other liabilities and could negatively impact our results of operations. Additionally, new EFT network rules and regulations could require us to expend significant amounts of capital to remain in compliance with such rules and regulations.

Our transactions are routed over various EFT networks to obtain authorization for cash disbursements and to provide account balances. These networks include Star, Pulse, NYCE, Cirrus (MasterCard), and Plus (Visa) in the U.S., and LINK in the U.K., among other networks. We utilize various other EFT networks in our other geographic locations. EFT networks set the interchange fees that they charge to the financial institutions, as well as the amounts paid to us. Additionally, EFT networks, including MasterCard and Visa, establish rules and regulations that ATM providers, including ourselves, must comply with in order for member cardholders to use those ATMs. Failure to comply with such rules and regulations could expose us to penalties and/or fines, which could negatively impact our financial results. Furthermore, compliance may in certain instances require capital expenditure, which could be significant. The payment networks’ rules and regulations are generally subject to change and they may modify their rules and regulations from time to time. Our inability to react to changes in the rules and regulations or the interruption or application thereof, may result in the substantial disruption of our business.

In October 2016, MasterCard commenced a liability shift for U.S. ATM transactions on EMV-issued cards used at non-EMV compliant ATMs in the U.S. Visa commenced a liability shift starting in October 2017 for all transaction types on all EMV-issued cards in the U.S. We have upgraded nearly all of our U.S. Company-owned ATMs to deploy additional software to enable additional functionality, enhance security features, and enable the EMV security standard. Due to the significant operational challenges of enabling EMV and other hardware and software enhancements across the majority of our U.S. ATMs, which comprises many types and models of ATMs, together with potential compatibility issues with various processing platforms, we experienced increased downtime at our U.S. ATMs during the first part of 2017. As a result of this downtime, we suffered lost revenues and incurred penalties with certain of our contracts during the first part of 2017. We also incurred increased charges from networks associated with actual or potentially fraudulent transactions, as we were liable for fraudulent transactions on the MasterCard and Visa networks and other networks that have adopted the EMV security standard if our ATM was not EMV compliant at the time of the transaction, and any fraudulent transactions were processed. As of the date of the filing we operate fewer than 100 Company-owned ATMs that are not EMV compliant. Noncompliance with the EMV standard or other network rules could have a material adverse impact on our operations and cash flows.

The majority of the electronic debit networks over which our transactions are conducted require sponsorship by a bank, and the loss of any of our sponsors and our inability to find a replacement may cause disruptions to our operations.

In each of the geographic segments in which we operate, bank sponsorship is required in order to process transactions over certain networks. In all of our markets, our ATMs are connected to financial transaction switching networks operated by organizations such as Visa and MasterCard. The rules governing these switching networks require any company sending transactions through these switches to be a bank or a technical service processor that is approved and monitored by a bank. As a result, the operation of our ATM network in all of our markets depends on our ability to secure these “sponsor” arrangements with financial institutions. In the U.S., our largest geographic segment by revenues, bank sponsorship is required on a significant majority of our transactions and we rely on our sponsor banks for access to the applicable networks. In the U.K., only international transactions require bank sponsorship. In Mexico, all ATM transactions require bank sponsorship, which is currently provided by our banking partners in the country. In Canada, Germany, and Spain, bank sponsorships are also required and are obtained through our relationships with third-party processors. If our current sponsor banks decide to no longer provide this service, or are no longer financially capable of providing this service as may be determined by certain networks, it may be difficult to find an adequate replacement at a cost similar to what we incur today, or potentially, we could incur a temporary service disruption for certain transactions in the event we lose or do not retain bank sponsorship, which may negatively impact our profitability and may prevent us from doing business in that market.

If we lose key personnel or are unable to attract additional qualified personnel as we grow, our business could be adversely affected.

We are dependent upon the ability and experience of a number of key personnel who have substantial experience with our operations, the rapidly changing automated consumer financial services industry, and the geographical segments in which we operate. It is possible that the loss of the services of one or a combination of several of our senior executives or key managers would have an adverse effect on our operations, if we are not able to find suitable replacements for such persons in a timely manner. Unexpected turnover in key leadership positions within the Company may adversely impact our ability to manage the Company efficiently and effectively, could be disruptive and distracting to management and may lead to additional departures of existing personnel, any of which could adversely impact our business. Any adverse change in our reputation, whether as a result of decreases in revenue or a decline in the market price of our common shares, could affect our ability to motivate and retain our existing employees and recruit new employees. Our success also depends on our ability to continue to attract, manage, motivate and retain other qualified management, as well as technical and operational personnel as we grow. We may not be able to continue to attract and retain such personnel in the future, which could adversely impact our business.

We are subject to laws and regulations across many jurisdictions, changes which could restrict our business, increase our costs and individually or in the aggregate adversely affect our business.

We conduct business in many countries. As a result, we are subject to laws and regulations which affect our operations in a number of areas. Laws and regulations affect our business in many ways including, but not limited to, breadth of services offered, areas of labor, advertising, consumer protection, real estate, billing, e-commerce, promotions, quality of services, intellectual property ownership and infringement, tax, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy requirements, anti-competition, small-business protection, environmental, health, and safety.

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

Changes in tax laws, regulations and interpretations or challenges to our tax positions could adversely affect our business.

We are a large corporation with operations in various other jurisdictions around the world. As such, we are subject to tax laws and regulations of federal, state and local governments. We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. As the tax rates vary among jurisdictions, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision.

From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. For example, the recent U.S. tax legislation enacted on December 22, 2017 represents a significant overhaul of the U.S. federal tax code. This tax legislation significantly reduced the U.S. statutory corporate tax rate and made other changes that could have a favorable impact on our overall U.S. federal tax liability in a given period. However, the tax legislation also included a number of provisions, including, but not limited to, the limitation or elimination of various deductions or credits (including for interest expense and for performance-based compensation under Section 162(m)), the imposition of taxes on certain cross-border payments or transfers and the changing of the timing of the recognition of certain income and deductions or their character that could significantly and adversely affect our U.S. federal income tax position. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our customers and counterparties or the economy generally may also impact our financial condition and results of operations.

We may also be audited from time to time and while we generally believe we comply with all filing and reporting requirements, a regulator may challenge a particular position or interpretation of law or practice. Certain of our entities are currently under audit.

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

We operate in several jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other similar anti-corruption laws.

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

If we are unable to adequately protect our intellectual property, we may lose a valuable competitive advantage or be forced to incur costly litigation to protect our rights. Additionally, if we face claims of infringement of third-party intellectual property, we may be forced to incur costly litigation.

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

In addition, we may face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. We may expose ourselves to additional liability if we agree to indemnify our customers against third-party infringement claims. If the owner of intellectual property establishes that we are, or a customer which we are obligated to indemnify is, infringing its intellectual property rights, we may be forced to change our products or services, and such changes may be expensive or impractical, or we may need to seek royalty or license agreements from the owner of such rights. In the event a claim of infringement against us is successful, we may be required to pay royalties to use technology or other intellectual property rights that we had been using, or we may be required to enter into a license agreement and pay license fees, or we may be required to stop using the technology or other intellectual property rights that we had been using. We may be unable to obtain necessary licenses from third-parties at a reasonable cost or within a reasonable amount of time. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to us and potentially cause a diversion of our resources.

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

Our U.S. shareholders could suffer tax consequences if we are treated as a “controlled foreign corporation” for U.S. federal income tax purposes.

A foreign corporation will be treated as a “controlled foreign corporation” (“CFC”) for U.S. federal income tax purposes if, on any day during the taxable year of such foreign corporation, more than 50% of the equity interests in such corporation, measured by reference to the combined voting power or value of the equity of the corporation, is owned directly or by application of the attribution and constructive ownership rules of Sections 958(a) and 958(b) of the Internal Revenue Code by United States Shareholders. For this purpose, a “United States Shareholder” is any United States person that possesses directly, or by application of the attribution and constructive ownership rules of Sections 958(a) and 958(b) of the Code, 10% or more of the combined voting power of all classes of equity in such corporation. Each United States Shareholder of our Company who owns, directly or indirectly, our common shares on the last day of the taxable year on which we are a CFC will be required to include in its gross income for United States federal income tax purposes its pro rata share of our “Subpart F income,” even if the Subpart F income is not distributed. Subpart F income generally includes passive income but also includes certain related party sales, manufacturing and services income. Additionally, post US Tax Reform, each United States Shareholder of our Company may be required to include in its gross income for United States federal income tax purposes its prorata share of our Global Intangible Low-Taxed Income, even if undistributed. If we are a CFC, the PFIC rules set forth above, even if we are otherwise considered to be a PFIC, will not be applicable. United States persons who might, directly, indirectly or constructively, acquire 10% or more of our common shares, and therefore might be a United States Shareholder, should consider the possible application of the CFC rules, and consult a tax advisor with respect to such matter.

Our operating results have fluctuated historically and could continue to fluctuate in the future, which could affect our ability to maintain our current market position or expand.

Our operating results have fluctuated in the past and may continue to fluctuate in the future as a result of a variety of factors, many of which are beyond our control, including the following:

•	changes in consumers’ preferences for cash as a payment vehicle;
•	changes implemented by networks and how they determine interchange rates;
•	changes in general economic conditions and specific market conditions in the ATM and financial services industries;
•	competition from other companies providing the same or similar services that we offer;
•	changes in legislative or regulatory requirements associated with the ATM and financial services industries;
•	changes in payment trends and offerings in the markets in which we operate;
•	security or data breaches, cyber-incidents or other business disruptions;
•	changes in the financial condition and operational execution of our key vendors and service providers;
•	changes in the mix of our merchant customers;
•	the timing and magnitude of operating expenses, capital expenditures, and expenses related to the expansion of sales, marketing, and operations, including as a result of acquisitions, if any;
•	political or social instability;
•	the timing and magnitude of any impairment charges that may materialize over time relating to our goodwill, intangible assets, or long-lived assets;
•	changes in the general level of interest rates in the markets in which we operate;
•	changes in inflation or how key vendors and suppliers price their services to us;
•	changes in the mix of our current services;
•	changes in the financial condition and credit risk of our customers;
•	any adverse results in litigation by us or by others against us;
•	our inability to make payments on our outstanding indebtedness as they become due;
•	our failure to successfully enter new markets or the failure of new markets to develop in the time and manner we anticipate;
•	acquisitions, strategic alliances, or joint ventures involving us, our customers, vendors, or our competitors;
•	terrorist acts, theft, vandalism, fires, floods, or other natural disasters;
•	additions or departures of key personnel;

•	changes in tax rates or tax policies in the jurisdictions in which we operate; and
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

The accounting method for convertible debt securities that may be settled in cash could have a material affect on our reported financial results.

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

Although we are not currently subject to the U.K. Takeover Code, certain provisions similar to the mandatory offer provisions and certain other aspects of the U.K. Takeover Code were specifically approved and included in our articles of association that were adopted at the special meeting of shareholders of Cardtronics Delaware held in June 2016 in connection with the Redomicile Transaction As a result, except as permitted by our articles of association, (including acquisitions with the consent of our Board of Directors or with prior approval by the independent shareholders at a general meeting) a shareholder, together with persons acting in concert, would be at risk of certain Board of Directors sanctions if they acquired 30% or more of our issued shares without making a voluntary offer for all of the issued and outstanding shares (not already held by the acquirer) that is in cash (or accompanied by a full cash alternative) and otherwise in accordance with the provisions of the U.K. Takeover Code (as if the U.K. Takeover Code applied to us). The ability of shareholders to retain their shares upon completion of an offer for our entire issued share capital may depend on whether the Board of Directors subsequently agrees to propose a court-approved scheme of arrangement that would, if approved by our shareholders, compel minority shareholders to transfer or surrender their shares in favor of the offeror or, if the offeror acquires at least 90% of the shares. In that case, the offeror can require minority shareholders to accept the offer under the ‘squeeze-out’ provisions in our articles of association. The mandatory offer provisions in our articles of association could have the effect of discouraging the acquisition and holding of interests of 30% or more of our issued shares and encouraging those shareholders who may be acting in concert with respect to the acquisition of shares to seek to obtain the recommendation of our Board of Directors before effecting any additional purchases. In addition, these provisions may adversely affect the market price of our shares or inhibit fluctuations in the market price of our shares that could otherwise result from actual or rumored takeover attempts.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our North America segment includes offices throughout the U.S., Mexico, and Canada. The principal executive offices are located at 2050 West Sam Houston Parkway South, Suite 1300, Houston, Texas 77042 where we lease 53,544 square feet of office space.

Specifically related to our North America segment, we lease 102,060 square feet of office and warehouse space in north Houston and space for regional offices in Bethesda, Maryland, Chandler, Arizona, and Bloomington, Illinois. Our North America segment also leases office and warehouse space in Mexico City, Mexico, Mississauga, Ontario, Calgary and Edmonton Alberta, Montreal, Quebec, Winnipeg, Manitoba, and Vancouver, British Columbia. We also lease 82,602 square feet in the Dallas, Texas area, where we manage our EFT transaction processing platforms and have consolidated certain North America operations.

In Europe, we lease office spaces in and near London, U.K. for our ATM operations and various other locations throughout the U.K. to support our cash-in-transit operations and other business activities. We also have European offices in Trier, Germany, and Barcelona, Spain. For our i-design ATM advertising operations, we lease office space in Dundee, Scotland.

In Australia we have office and warehouse space in the vicinity of Melbourne and Brisbane. In New Zealand, we lease an office in Auckland. We also lease an office in Cape Town, South Africa.

Our facilities are leased pursuant to operating leases for various terms and we believe they are adequate for our current use. We believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of its business. The Company has provided reserves where necessary for all claims and the Company’s management does not expect the outcome in any legal proceedings or claims, individually or collectively, to have a material adverse financial or operational impact on the Company. Additionally, the Company currently expenses all legal costs as they are incurred.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information and holders. Our common shares trade on The NASDAQ Global Select Market under the symbol “CATM.” As of February 15, 2019, the majority of our shareholders held their shares in “street name” by a nominee of the Depository Trust Company.

Dividend information. We have historically not paid, nor do we anticipate paying dividends with respect to our common shares and are limited in doing so under English law. For additional information related to our restrictions on our ability to pay dividends, see Item 8. Financial Statements and Supplementary Data, Note 12. Long-Term Debt.

Share performance graph. The following graph compares the five-year total return to holders of Cardtronics plc’s common shares, the NASDAQ Composite index (the “Index”), and a customized peer group of 12 companies that includes: (i) ACI Worldwide, Inc. (ACIW), (ii) CSG Systems International, Inc. (CSGS), (iii) Euronet Worldwide, Inc. (EEFT), (iv) Everi Holdings Inc. (EVRI), (v) Fair Isaac Corp. (FICO), (vi) Global Payments, Inc. (GPN), (vii) Jack Henry & Associates, Inc. (JKHY), (viii) Liveramp Holdings, Inc. (RAMP), (ix) MoneyGram International, Inc. (MGI), (x) SS&C Technologies Holdings, Inc. (SSNC), (xi) Total Systems Services, Inc. (TSS), and (xii) WEX, Inc. (WEX), (collectively, the “Peer Group”). We selected the Peer Group companies because they are publicly traded companies that: (i) have the same Global Industry Classification Standard classification, (ii) earn a similar amount of revenues, (iii) have similar market values, and (iv) provide services that are similar to the services we provide.

The performance graph was prepared based on the following assumptions: (i) $100 was invested in our common shares, in our Peer Group, and the Index on December 31, 2013, (ii) investments in the Peer Group are weighted based on the returns of each individual company within the group according to their market capitalization at the beginning of the period, and (iii) dividends were reinvested on the relevant payment dates. The share price performance included in this graph is historical and not necessarily indicative of future share price performance.

The following graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

	12/13	12/14	12/15	12/16	12/17	12/18
Cardtronics plc	$100.00	$88.79	$77.45	$125.59	$42.62	$59.84
NASDAQ Composite	$100.00	$114.62	$122.81	$133.19	$172.11	$165.84
Peer Group	$100.00	$103.11	$131.46	$139.45	$191.17	$204.87

.

ITEM 6. SELECTED FINANCIAL DATA

The following table reflects selected financial data derived from our consolidated financial statements. As a result of acquisitions of businesses during the years presented below, our financial results are not comparable in all periods. Additionally, these selected historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, excluding share and per share information and number of ATMs)
Consolidated Statements of Operations Data:
Revenues and Income:
Total revenues	$1,345,243	$1,507,599	$1,265,364	$1,200,301	$1,054,821
Income (loss) from operations (1)	70,210	(103,509)	146,379	139,917	104,639
Net income (loss) (2)	3,656	(145,351)	87,910	65,981	35,194
Net income (loss) attributable to controlling interests and available to common shareholders (2)	3,676	(145,350)	87,991	67,080	37,140
Per Share Data:
Basic net income (loss) per common share (2)	$0.08	$(3.19)	$1.95	$1.50	$0.83
Diluted net income (loss) per common share (2)	$0.08	$(3.19)	$1.92	$1.48	$0.82
Basic weighted average shares outstanding	45,988,775	45,619,679	45,206,119	44,796,701	44,338,408
Diluted weighted average shares outstanding	46,436,439	45,619,679	45,821,527	45,368,687	44,867,304

Consolidated Balance Sheets Data:
Total cash and cash equivalents	$39,940	$51,370	$73,534	$26,297	$31,875
Total assets	1,787,344	1,862,716	1,364,696	1,319,935	1,247,566
Total long-term debt and capital lease obligations, including current portion (3)	818,509	918,275	503,320	568,331	604,473
Total shareholders' equity	376,772	390,393	456,935	369,793	286,535

Consolidated Statements of Cash Flows Data:
Cash flows from operating activities	$334,202	$230,587	$272,311	$268,060	$194,739
Cash flows from investing activities	(108,355)	(628,742)	(139,203)	(209,562)	(336,881)
Cash flows from financing activities	(126,392)	391,424	(78,942)	(48,520)	99,248

Operating Data (Unaudited):
Total number of ATMs (at period end):
ATM operations	88,326	96,539	78,561	77,169	78,217
Managed services and processing, net (4)	138,259	134,156	124,572	112,622	31,989
Total number of ATMs (at period end)	226,585	230,695	203,133	189,791	110,206

Total transactions (excluding Managed services and processing, net)	1,328,971	1,495,586	1,358,409	1,251,626	1,040,241
Total cash withdrawal transactions (excluding Managed services and processing)	864,923	956,919	848,394	759,408	617,419

(1)

The year ended December 31, 2017 includes $194.5 in goodwill and intangible asset impairment losses in addition to $33.3 million of impairment and disposal losses on other assets. The year ended December 31, 2018 includes $17.9 million of impairment and disposal losses on other assets and $6.4 million in redemption costs for early extinguishment of debt. The years ended December 31, 2018, 2017, 2016, 2015, and 2014 include $3.2 million, $18.9 million, $9.5 million, $27.1 million, and $18.1 million, respectively, in acquisition and divestiture related costs. Additionally, years ended December 31, 2018 and 2017 include $6.6 million and $10.4 million, respectively, in restructuring costs.

(2)	The year ended December 31, 2016 includes $13.7 million of expenses associated with the redomicile of our parent company to the U.K., which was completed on July 1, 2016.
(3)

Our long-term debt as of December 31, 2018 consists of outstanding borrowings under our revolving credit facility, our Convertible Notes, and our 5.50% Senior Notes due 2025 (the “2025 Notes”). The Convertible Notes are reported in the accompanying Consolidated Balance Sheets at a carrying value of $263.5 million, as of December 31, 2018, which represents the principal balance of $287.5 million less the unamortized discount and capitalized debt issuance costs of $24.0 million. The 2025 Notes are reported in the accompanying Consolidated Balance Sheets at a carrying value of $295.9 million as of December 31, 2018, which represents the principal balance of $300.0 million less capitalized debt issuance costs of $4.1 million. In accordance with the applicable accounting guidance related to the classification of capitalized debt issuance costs, these deferred financing costs related to our Convertible Notes, 2022 Notes (redeemed in December 2018), and 2025 Notes are presented as a direct deduction from the carrying amount of the related debt liabilities.

(4)

The notable increase in the Managed services and processing, net ATM machine count in 2015 is primarily attributable to the July 1, 2015 acquisition of CDS and the incremental number of transacting ATMs for which CDS provides processing services.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. Known material factors that could cause actual results to differ materially from those in the forward-looking statements are those described in Part I. Item 1A. Risk Factors of this 2018 Form 10-K. Additionally, you should read the following discussion together with the consolidated financial statements and the related notes included in Item 8. Financial Statements and Supplementary Data.

Strategic Outlook

Over the past several years, we have expanded our operations and the capabilities and service offerings of our ATMs through strategic acquisitions and investments, continued to deploy ATMs in high-traffic locations under contracts with well-known retailers, and expanded our relationships with leading financial institutions through the growth of Allpoint, our surcharge-free ATM network and our bank-branding programs. We have also expanded our ATM capabilities and service offerings to financial institutions, as we are seeing increasing interest from financial institutions for outsourcing of ATM-related services due to our cost efficiency advantages and higher service levels, as well as the role that our ATMs can play in maintaining financial institutions physical presence for their customers as they reduce their physical branches.

We have completed several acquisitions in the last seven years, including, but not limited to: (i) eight U.S. and Canada based ATM operators, expanding our ATMs in both multi-unit regional retail chains and individual merchant ATM locations in North America, (ii) Cardpoint Limited (“Cardpoint”) in August 2013, which further expanded our U.K. ATM operations and allowed us to enter into the German market, (iii) Sunwin in November 2014, which further expanded our cash-in-transit and maintenance servicing capabilities in the U.K. and allowed us to acquire and operate ATMs located at Co-op Food stores, (iv) DCPayments in January 2017, a leading ATM operator with operations in Australia, New Zealand, Canada, the U.K., and Mexico, (v) Spark in January 2017, an independent ATM deployer operating in South Africa, and (vi) various other less significant ATM asset and contract acquisitions. In addition to these ATM acquisitions, we have also made strategic acquisitions including: (i) i-design in March 2013, a Scotland-based provider and developer of marketing and advertising software and services for ATM operators, and (ii) CDS in July 2015, a leading independent transaction processor for ATM deployers and payment card issuers in the U.S., providing solutions to ATM sales and service organizations and financial institutions.

We will continue to expand our ATM footprint organically, and launch new products and services that will allow us to further leverage our existing ATM network. We may also explore potential acquisitions that are deemed strategic opportunities. We see opportunities to expand our operations through the following efforts:

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

Increase in surcharge-free offerings in the U.S. Many U.S. national and regional financial institutions aggressively compete for market share, and part of their competitive strategy is to increase their number of customer touch points, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their cardholders. Bank-branding of ATMs and participation in surcharge-free networks allow financial institutions to rapidly increase surcharge-free ATM access for their customers at a lower cost than owning and operating ATM networks. Additionally, many financial institutions find that providing convenient and free access to ATMs is an important factor in customers establishing or maintaining an account with a particular institution. These factors have led to an increase in bank-branding and participation in surcharge-free ATM networks and we believe that there will be continued growth in such arrangements.

Managed services. While many financial institutions (and some retailers) own and operate significant ATM networks that serve as extensions of their physical branches and increase the level of service offered to their customers, large ATM networks are costly to own and operate and typically do not provide significant revenue for financial institutions or retailers. Owning and operating an ATM network is not a core competency for the majority of financial institutions and retailers; therefore, we believe there is an opportunity for a large non-bank ATM owner/operator, such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an arrangement could reduce a financial institution or retailer’s operating costs while extending their customer service. Additionally, we believe there are opportunities to provide selected ATM-related services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs.

Growth in other automated consumer financial services. The majority of all ATM transactions in our geographies are cash withdrawals, with the remainder representing other banking functions such as balance inquiries and balance transfers. We believe that there are opportunities for a large non-bank ATM owner/operator, such as ourselves, to provide additional financial services to customers, such as deposit taking, money transfers, and stored-value debit card reload services. These additional automated consumer financial services could result in additional revenue streams for us and could ultimately result in increased profitability. However, they generally would require additional capital expenditures on our part to offer these services more broadly and would increase regulatory compliance activities.

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

We believe that our network of ATMs, located in well-known retail establishments throughout the U.S., provides a convenient and cost-effective way for stored-value cardholders to access their cash and potentially conduct other financial services transactions. Furthermore, through Allpoint, we partner with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, and we are able to provide the users of those cards convenient, surcharge-free access to their cash. We believe that the number of stored-value debit cards being issued and in circulation has increased significantly over the last several years and represents a growing portion of our total withdrawal transactions at our ATMs in the U.S.

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

•

United Kingdom. The U.K. is the largest ATM market in Europe. According to LINK (which connects the ATM networks of all the U.K. ATM operators), approximately 63,000 ATMs were deployed in the U.K. as of December 2018, of which approximately 60% were operated by non-banks (inclusive of our nearly 19,000 ATMs). Electronic payment alternatives have gained popularity in the U.K. and we have seen both the number of ATM deployments and withdrawals slow in recent years. In January 2017, we expanded our operations in the U.K. through our acquisition of DCPayments. In light of recent changes to the LINK interchange rate that includes a 5% decrease that came into effect on July 1, 2018 and a second additional 5% decrease in the LINK interchange rate that was enacted January 1, 2019, we have changed certain of our ATMs to pay-to-use, whereby we no longer receive interchange from the customer’s banks, but instead, the customer now pays us a convenience fee. We have also removed certain ATMs from service and have taken other measures such as slowing our ATM expansion. For additional information, see Decrease in interchange rates below. We believe there are growing opportunities with financial institutions in this market to outsource certain components of their ATM operations and we are actively working to grow our offerings for such services.

•

Germany.  There are approximately 58,000 ATMs in Germany that are largely deployed in bank branch locations. The top four independent ATM deployers account for less than 10% of the market as of December 31, 2018. Cardtronics entered the German market in August 2013 through the acquisition of Cardpoint. Cardtronics is presently the largest independent ATM deployer in Germany with approximately 1,500 ATMs. The German ATM market is highly fragmented and may be under-deployed, based on its population’s high use of cash relative to other markets in which we operate, such as the U.S. and the U.K. As a result, this fragmented and potentially under-deployed ATM market is attractive to us and we believe there are a number of opportunities for growth in this market. We have recently expanded our ATM count in this market by adding new ATMs with new retail partners. Additionally, we have now partnered with Postbank to provide free-to-use access to their customers at our ATMs.

•

Canada.  We entered the Canadian market in October 2011 through a small acquisition, and further expanded our presence in the country through another small acquisition in December 2012. In January 2017, we significantly expanded our operations in Canada through our acquisition of DCPayments. We expect to continue to grow our number of ATM locations in this market. We currently operate approximately 11,000 ATMs in this market and estimate that there are currently approximately 70,000 ATMs in total in the Canadian market. Our recent organic growth in this market has been primarily through a combination of new merchant and financial institution partners. As we continue to expand our footprint in Canada, we plan to seek additional partnerships with financial institutions to implement bank-branding and other financial services, similar to our bank-branding and surcharge-free strategy in the U.S.

•

Mexico. There are approximately 50,000 ATMs operating in Mexico, most of which are owned by national and regional financial institutions. We currently operate approximately 1,000 ATMs in Mexico and plan to selectively pursue growth opportunities with retailers and financial institutions in the region.

•

Spain. In October 2016, we launched our business in Spain, joining a top Spain ATM network and signing agreements to provide ATMs at multiple retail chains. Spain’s market has approximately 51,000 ATMs, of which we currently operate a very small portion. We plan to continue to grow in this market through additional merchant and financial institution relationships.

•

Australia and New Zealand. In January 2017, in connection with our acquisition of DCPayments, we expanded operations into Australia and New Zealand. The Australia and New Zealand ATM market has contracted recently responsive to the removal of access fees by the major banks to non-customers. The Australian and New Zealand ATM market is comprised of approximately 35,000 ATMs and we are the largest independent ATM deployer in this region with approximately 10,000 ATMs. For further information regarding the removal of access fees, see

Australia market changes and asset impairment below. We believe there are opportunities for longer-term growth in Australia, which would likely include expansion of services to financial institutions in this market.

•

South Africa.  In January 2017, in connection with our acquisition of Spark, we obtained operations in South Africa. Spark is a leading independent ATM operator in South Africa, and we have recently grown in this market by expanding the number of ATMs we operate. We expect to continue to grow in this market with retailers and financial institutions. We operate approximately 3,500 ATMs in South Africa and estimate that this market has approximately 34,000 ATMs in total.

Increase in surcharge rates. As financial institutions increase the surcharge rates charged to non-customers for the use of their ATMs, it enables us to increase the surcharge rates charged on our ATMs in selected markets. We also believe that higher surcharge rates in the market make our surcharge-free offerings more attractive to consumers and other financial institutions.

Decrease in interchange rates. The interchange rates paid to independent ATM deployers, such as ourselves, are in some cases set by the various EFT networks and major interbank networks through which the transactions conducted on our ATMs are routed. In past years, certain networks have reduced the net interchange rates paid to ATM deployers for ATM transactions in the U.S. by reducing the transaction rates charged to financial institutions and increasing per transaction fees charged by the networks to ATM operators. In addition to the impact of the net interchange rate decrease, we saw certain financial institutions migrate their volume away from some networks to take advantage of the lower pricing offered by other networks, resulting in lower net interchange rates per transaction realized by us. If financial institutions move to take further advantage of lower interchange rates, or if networks reduce the interchange rates they currently pay to ATM deployers or increase their network fees, our future revenues and gross profits could be negatively impacted. We have taken measures to mitigate our exposure to interchange rate reductions by networks, including, but not limited to: (i) where possible, routing transactions through a preferred network such as Allpoint, where we have influence over the per transaction rate, (ii) negotiating directly with our financial institution partners for contractual interchange rates on transactions involving their customers, (iii) developing contractual protection from such rate changes in our agreements with merchants and financial institution partners, and (iv) negotiating pricing directly with certain networks. During the year ended December 31, 2018, 20.8%, 11.1%, and 0.4% of our total ATM operating revenues were derived from interchange fees in Europe & Africa, North America, and Australia & New Zealand, respectively. These fees are subject to pricing changes that we may be unable to offset through lower payments to merchants.

Interchange rates in the U.K. are primarily set by LINK, the U.K.’s major interbank network. LINK has historically set these rates annually using a cost-based methodology that incorporates ATM service costs from two years prior (i.e., operating costs from 2016 are considered for determining the 2018 interchange rate). In addition to LINK transactions, certain card issuers in the U.K. have issued cards that are not affiliated with the LINK network, and instead carry the Visa or MasterCard network brands. In recent years, transactions conducted on our ATMs from these cards have totaled less than 3% of our annual withdrawal transactions in the U.K. For these transactions, we receive interchange revenues based on rates that are set by Visa or MasterCard, respectively. The interchange rates set by Visa and MasterCard have historically been less than the rates that have been established by LINK. In July 2018, the LINK interchange rate was reduced by 5% and an additional 5% rate reduction commenced on January 1, 2019. There are no further scheduled rate reductions at this time, but the impact of the recent rate reductions has recently adversely impacted our revenues and profits in the U.K. We continue to evaluate and assess the impact of interchange rate decreases on our U.K. business and have taken certain actions and may continue to take additional actions to mitigate the impact of the current and potential future price reductions. Mitigating measures have included and in the future may include removal of lower profitability sites, contract renegotiations with certain merchants, conversion of certain ATMs to a direct-charge to the consumer model, and other strategies. The first 5% rate reduction occurred on July 1, 2018 and it adversely impacted our U.K. profits by approximately $8 million, when taken together with other rate reductions in 2018. The second anticipated 5% decrease in the LINK interchange rate occurred January 1, 2019. On an unmitigated basis, we expect that these rate reductions will adversely impact our operating income by an incremental $19 million in 2019. Should there be a significant change in LINK scheme or its membership, our U.K. interchange revenues and profits could be adversely impacted.

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

U.S. same-store cash withdrawal transactions during the year ended December 31, 2018 increased approximately 6% from the same period in 2017. These same-store results were impacted by a number of factors and the discrete impact of each factor is difficult to precisely estimate. Growth in Allpoint transactions has positively impacted the same-store growth rate, driven by the expansion in the number of ATMs in Allpoint, growth in the number of financial institutions participating in Allpoint, and increased marketing efforts to existing Allpoint participants. We estimate that the year ended December 31, 2018 was also positively impacted by transactions which migrated back to our network following the removal of Allpoint from 7-Eleven stores on July 1, 2017. Finally, we believe the growth rate during the year ended December 31, 2018 was positively impacted by higher ATM availability relative to the prior year as a result of the software upgrades and outages in 2017 that negatively impacted transaction volumes during the first part of that year.

7-Eleven U.S. relationship.  The Company had a long standing relationship with 7-Eleven in the U.S. that ended during the quarter ended March 31, 2018. In previous periods, this relationship accounted for a material portion of the Company’s consolidated revenues and profits. The Company began a transition to 7-Eleven’s new service provider during the third quarter of 2017 that was completed in February 2018. 7-Eleven in the U.S. accounted for approximately 12.5% of the Company’s total revenues for the twelve months ended December 31, 2017 and had an incremental adjusted gross margin of approximately 40%, and accounted for $5.7 million, or less than 1% of total revenues in 2018, all of which was primarily in the first quarter of 2018.

Withdrawal transaction and revenue trends - U.K. Historically, the majority of our ATMs in the U.K. have been free-to-use ATMs, meaning the transaction is free to the consumer and we earn an interchange rate paid by the customer’s bank. We also operate surcharging or pay-to-use ATMs, which are now increasing in the market and our ATM estate due to the LINK interchange rate reduction discussed above. During the year ended December 31, 2018, same-store cash withdrawal transactions in the U.K decreased approximately 4% compared to the same period in 2017. We believe the growth rate was adversely impacted by changes in consumer payments behavior, where consumers are conducting more tap and pay transactions for small payments at retailers.

Australia market changes and asset impairment.  In late September 2017, Australia’s four largest banks, Commonwealth Bank of Australia (“CBA”), Australia and New Zealand Banking Group Limited (“ANZ”), Westpac Banking Corporation (“Westpac”), and National Australia Bank (“NAB”), each separately announced decisions to remove all direct charges to all users on domestic ATM transactions completed at their respective ATM networks, effectively creating a free-to-use network of ATMs that did not exist previously. Collectively, these four banks account for approximately one third of the total ATMs in Australia. CBA removed the direct charges in late September 2017, and Westpac, ANZ, and NAB removed the direct charges soon thereafter in October 2017. During the three months ended September 30, 2017, we performed qualitative and quantitative analysis and recognized an impairment of our Australia and New Zealand reporting unit in response to expected revenue and profit declines in this market following the banks’ removal of the direct charges.

Australia has historically been a direct charge ATM market, where cardholders have paid a fee (or “direct charge”) to the operator of an ATM for each transaction, unless the ATM where the transaction was completed was part of the cardholder’s issuing bank ATM network. There is no broad interchange arrangement in Australia between card issuers and

ATM operators to compensate the ATM operator for its service to a financial institution’s cardholder in absence of the direct charge being levied to the cardholders. During the year ended December 31, 2018, approximately 77% of the Company’s revenues in Australia were sourced from direct charges paid by cardholders. Consequently, the actions taken by the largest banks in Australia in 2017 have resulted in a significant increase in the availability of free-to-use ATMs and could, in the future, result in a significant decrease in our revenues. While the direct impact we have experienced has been limited to date, the ultimate impact of this action could increase over time as consumers’ behavior patterns change as a result of the introduction of a free-to-use network in Australia that did not previously exist.

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

Capital investments. Our capital investments in 2017 and 2016 included significant expenditures to upgrade and replace ATMs at certain locations in response to certain changes in network operating rules.  In 2018, only strategic ATMs were purchased due to the availability of ATMs removed from 7-Eleven locations. Our capital spending in 2018 was driven by the following: (i) our strategic initiatives to enhance the consumer experience at our ATMs and drive transaction growth, (ii) certain software and hardware enhancements required to facilitate our strategic initiatives, enhance security, and retain the necessary support, (iii) other compliance related matters including terminal upgrades required due to polymer note introductions, (iv) long-term renewals of existing merchant contracts, (v) growth opportunities across our enterprise, and (vi) investments in the infrastructure of our business, including the implementation of an enterprise resource planning (“ERP”) system.

U.K. planned exit from the European Union (“Brexit”). On March 29, 2017, the U.K. government officially triggered Article 50 of the Treaty on the European Union, which commenced the process for the U.K. to exit the European Union. Although the ultimate impact of Brexit on our business is unknown, we continue to monitor the negotiation of a withdrawal agreement and of a future relationship between the European Union and the U.K. The U.K. is scheduled to exit the European Union on March 29, 2019 subject to a transition period presently extending through December 2020.  The British government and the European Union have negotiated a withdrawal agreement and the European Union has approved that agreement, but the British Parliament has not. As a result, there remains considerable uncertainty associated with the withdrawal. Failure to obtain parliamentary approval of the negotiated withdrawal agreement would mean that the U.K. would leave the European Union with no agreement (a so-called “hard Brexit”). The consequences for the economies of the European Union and the U.K. are unknown and unpredictable, especially in the case of a hard Brexit.

Dynamic Currency Conversion. On September 27, 2018, Visa notified its members that it will allow DCC on international ATM transactions globally effective April 13, 2019. We expect that this rule change will allow us to expand our DCC offerings and enable additional revenue opportunities in certain of our markets. On March 28, 2018, the European Commission published a proposal to amend European Union regulations applicable to DCC charges. The European Commission has proposed additional transparency and price comparability requirements on DCC transactions that, if enacted by the European Parliament, would be developed by the European Banking Authority. Our DCC revenues currently account for approximately 2% of our total revenues, the majority of which relate to our U.K. operations. With the timing of Brexit scheduled to precede the proposed effective date of regulation, we are uncertain, at this time, if this new proposed regulation will have any significant impact on our revenues. Regardless of the outcome of Brexit and whether the U.K. adopts the European Unions proposed regulations, we do not believe this regulation will have a material impact on our revenues based on our current operations and the intended purpose of the proposed regulations.

Restructuring Expenses.  During 2017, we initiated a global corporate reorganization and cost reduction initiative (the “Restructuring Plan”), intended to improve our cost structure and operating efficiency. The Restructuring Plan included workforce reductions, facilities closures, contract terminations, and other cost reduction measures. We incurred $10.4 million of pre-tax expenses related to our Restructuring Plan during the year ended December 31, 2017. During the year ended December 31, 2018, we incurred $6.6 million of pre-tax expenses in an effort to continue our cost reduction initiative. These costs consisted of employee severance, and to a lesser extent exit costs related to certain facilities.

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

U.S. Tax Reform.  On December 22, 2017, House of Representatives 1 (“H.R. 1”), originally known as the Tax Cuts and Jobs Act (“U.S. Tax Reform”) was enacted and signed into legislation. In accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP” or “GAAP”), the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. As a result of this legislation, during the three months ended December 31, 2017, we provisionally recognized one-time net tax benefits totaling $11.6 million. This amount included an estimated one-time tax benefit of $19.4 million due to the re-measurement of our net deferred tax liabilities, primarily related to the change in the U.S. federal corporate income tax rate from 35% to 21%. Partially offsetting this non-cash book tax benefit, we recognized during the three months ended December 31, 2017, an estimated one-time tax expense of $7.8 million on our accumulated undistributed foreign earnings pertaining to foreign operations under our U.S. business. In accordance with SEC Accounting Bulletin No.118 during the twelve months ended December 31, 2018, we reduced the estimated one-time tax related to U.S. Tax Reform by $0.4 million and completed our accounting for the tax effects of this change in law.

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

For additional information related to the acquisitions above, see Item 8. Financial Statements and Supplementary Data, Note 4. Acquisitions.

Cybersecurity trends. We electronically process and transmit cardholder information as part of our transaction processing services. Companies that process and transmit cardholder information, such as ours, have been specifically and increasingly targeted in recent years by sophisticated criminal organizations in an effort to obtain information and utilize it for fraudulent transactions. Additionally, the risk of unauthorized circumvention of system controls has been heightened by advances in computer capabilities and increasing sophistication of hackers. We take a risk-based approach to cybersecurity, and in recognition of the growing threat within our industry and the general marketplace, we proactively make strategic investments in our security infrastructure, technical and procedural controls, and regulatory compliance activities. We also apply the knowledge gained through industry and government organizations to continuously improve our technology, processes and services to detect, mitigate and protect our information. Cybersecurity and the effectiveness of our cybersecurity strategy are regular topics of discussion at Board meetings. We expect to continue to focus attention and resources on our security protection protocols, including repairing any system damage and deploying additional personnel, as well as protecting against any potential reputational harm. The cost to remediate any damages to our information technology systems suffered as a result of a cyber-attack could be significant. For further discussion of the risks we face in connection with growing cybersecurity trends, see Part 1. Item 1A. Risk Factors Security breaches, including the occurrence of a cyber-incident or a deficiency in our cybersecurity, could harm our business by compromising Company, merchant or vendor data or cardholder information and disrupting our transaction processing services, thus damaging our relationships with our merchant customers, business partners, and generally exposing us to liability. Computer viruses or unauthorized software (malware) could harm our business by disrupting or disabling our systems, including transaction processing services, causing noncompliance with network rules, damaging our relationships with our merchant and financial institution customers, and damaging our reputation causing a decrease in transactions by individual cardholders.

Factors Impacting Comparability Between Periods

•

Foreign currency exchange rates. Our reported financial results are subject to fluctuations in foreign currency exchange rates. We estimate that the year-over-year fluctuations of the currencies in the markets in which we operate relative to the U.S. dollar caused our reported total revenues to be higher by approximately $10.7 million, or 0.8%, for the year ended December 31, 2018 as compared to the prior year.

•

Acquisitions. The results of operations for any acquired entities during a particular year have been included in our consolidated financial statements for that year since the respective dates of acquisition. Similarly, the results of operations for any divested operations have been excluded from our consolidated financial statements since the dates of divestiture.

•

7-Eleven ATM removal. The 7-Eleven ATM placement agreement in the U.S. expired in July 2017, and all ATM operations in the U.S. were transitioned to the new service provider by the end of February 2018. 7-Eleven in the U.S. accounted for approximately 12.5% of total revenues for the year ended 2017. 7-Eleven in the U.S accounted for $5.7 million, or less than 1% of total revenues in 2018.

Components of Revenues, Cost of Revenues, and Expenses

Revenues

We derive our revenues primarily from providing ATM and automated consumer financial services, bank-branding, surcharge-free network offerings, and sales and services of ATM equipment. We currently classify revenues into two primary categories: (i) ATM operating revenues and (ii) ATM product sales and other revenues.

ATM operating revenues. We present revenues from ATM and automated consumer financial services, bank-branding arrangements, surcharge-free network offerings, and managed services in the ATM operating revenues line in the accompanying Consolidated Statements of Operations. These revenues include the fees we earn per transaction on our ATMs, fees we earn from bank-branding arrangements and our surcharge-free network offerings, fees we earn on managed services arrangements, and fees earned from providing certain ATM management services.

ATM operating revenues primarily consist of the four following components: (i) surcharge revenue, (ii) interchange revenue, (iii) bank-branding and surcharge-free network revenue, and (iv) managed services and processing revenue.

•

Surcharge revenue. Surcharge revenues are received in the form of a fee paid by a cardholder who has made a cash withdrawal from an ATM. Surcharge fees can vary widely based on the location of the ATM and the nature of the contracts negotiated with our merchants. In the U.S. and Canada, the Company does not receive surcharge fees from cardholders whose financial institutions participate in our surcharge-free network or have branded a location; instead, the Company receives interchange and bank-branding or surcharge-free network-branding revenues, which are discussed below. For certain ATMs, primarily those owned and operated by merchants, the Company does not receive any portion of the surcharge but rather the entire surcharge fee is earned by the merchant. In the U.K., ATM deployers operate their ATMs on either a free-to-use (surcharge-free) or a pay-to-use (surcharging) basis. On free-to-use ATMs in the U.K., the Company earns interchange revenue on withdrawal and certain other transactions. These fees are paid by the cardholder’s financial institution. On pay-to-use ATMs in the U.K., the Company only earns a surcharge fee paid by the cardholder on withdrawal transactions, and interchange is only paid by the cardholder’s financial institution on other non-withdrawal transaction types. In Germany, Australia & New Zealand, and Mexico, the Company collects surcharge fees on withdrawal transactions but generally does not receive interchange revenue. In South Africa, the Company generally earns interchange revenues only, the amount of which varies by transaction type and customer arrangement. Surcharge revenues, as described above, are recognized daily as the associated transactions are processed.

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

•

Bank-branding and surcharge-free network revenues. Under a bank-branding arrangement, certain ATMs that are owned and operated by us are branded with the logo of the branding financial institution. The financial institution’s customers have access to use those bank-branded ATM’s without paying a surcharge fee. Under the Company’s surcharge-free network arrangements, financial institutions that participate pay either a fixed monthly fee per cardholder or a fixed fee per transaction so that cardholders gain surcharge-free access to our large network of ATMs. Bank-branding and surcharge-free network revenues are generally recognized monthly on a per ATM or per cardholder basis, except for transaction-based fee arrangements which are recognized daily as they occur. Any up-front fees associated with these arrangements are recognized ratably over the life of the arrangement.

Under Allpoint, financial institutions that participate in the network pay us either a fixed monthly fee per cardholder or a fixed fee per transaction in exchange for us providing their cardholders with surcharge-free ATM access to our large network of ATMs. These fees are meant to compensate us for the lack of surcharge revenues. Although we forego surcharge revenues on those transactions, we continue to earn interchange revenues at a per transaction rate that is usually set by Allpoint. Allpoint also works with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and benefit cards. Under these programs, the issuing financial institutions pay Allpoint a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to the Allpoint’s participating ATM network.

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

The following table presents the components of our total ATM operating revenues:

	Year Ended
	December 31,
	2018	2017	2016
Surcharge revenue	44.1%	45.7%	40.1%
Interchange revenue	32.4	32.7	37.3
Bank-branding and surcharge-free network revenues	13.9	13.2	15.7
Other revenues, including managed services	9.6	8.4	6.9
Total ATM operating revenues	100.0%	100.0%	100.0%

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

Cost of Revenues

Our cost of revenues primarily consist of the costs directly associated with the transactions completed on our network of ATMs. These costs include merchant commissions, vault cash rental expense, other costs of cash, repairs and maintenance expense, communications expense, transaction processing fees, and direct operations expense. To a lesser extent, cost of revenues also includes those costs associated with the sales of ATMs and ATM-related equipment and providing certain services to third-parties. The following is a description of our primary cost of revenues categories:

•

Merchant commissions. We pay our merchants a fee for allowing us an exclusive right to place our ATM at their location. The fee amount depends on a variety of factors, including the type of arrangement under which the ATM is placed, the type of location, and the number of transactions on that ATM.

•

Vault cash rental expense. We pay monthly fees to our vault cash providers for renting the vault cash that is maintained in our ATMs. The fees we pay under our arrangements with our vault cash providers are based on market rates of interest; therefore, changes in the general level of interest rates affect our cost of cash. In order to limit our exposure to increases in interest rates, we have entered into a number of interest rate derivatives of varying notional amounts through 2023 for our current and anticipated outstanding vault cash rental obligations. This cost category also includes the income/expense realized from interest rate derivatives designated as hedges of our vault cash rental expense.

•

Other costs of cash. Other costs of cash includes all costs associated with the provision of cash for our ATMs except for vault cash rental expense, including third-party armored courier services, cash insurance, reconciliation of ATM cash balances, associated bank fees, and other costs. This category excludes the cost of our wholly-owned cash delivery operation in the U.K., as those costs are reported in the Other expenses line described below.

•

Repairs and maintenance. Depending on the type of arrangement with the merchant, we may be responsible for first and/or second line maintenance for the ATM. In most of our markets, we generally use third-parties with national operations to provide these services. In the U.K., Australia, Canada, and South Africa, we maintain in-house technicians to service our ATMs, and those costs are reported in the Other expenses line described below.

•

Communications. Under our Company-owned arrangements, we are usually responsible for the expenses associated with providing telecommunications capabilities to the ATMs, allowing them to connect with the applicable EFT networks.

•

Transaction processing. We own and operate EFT transaction processing platforms, through which the majority of our ATMs are driven and monitored. We also utilize third-party processors to gateway certain transactions to the EFT networks for authorization by the cardholders’ financial institutions and to settle transactions. As a result of our past acquisitions, we have inherited transaction processing contracts with certain third-party providers that have varying lengths of remaining contractual terms. Over the next few years, we plan to convert the majority of our ATMs currently operating under these contracts to our own EFT transaction processing platforms.

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

The following table presents the components of our total cost of ATM operating revenues:

	Year Ended
	December 31,
	2018	2017	2016
Merchant commissions	48.6%	50.3%	47.3%
Vault cash rental	8.3	8.1	9.3
Other costs of cash	10.6	10.0	10.3
Repairs and maintenance	8.1	8.7	9.7
Communications	3.7	4.0	4.1
Transaction processing	2.4	2.4	2.1
Stock-based compensation	0.1	0.1	0.1
Employee costs	10.0	8.4	8.7
Other expenses	8.2	8.0	8.4
Total cost of ATM operating revenues	100.0%	100.0%	100.0%

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

The profitability of any particular location, and of our entire ATM operation, is attributable to a combination of surcharge, interchange, bank-branding and surcharge-free network revenues, and managed services revenues, as well as the level of our related costs.

Other operating expenses

Our Other operating expenses include selling, general, and administrative expenses related to salaries, benefits, advertising and marketing, professional services, and overhead. Acquisition related expenses, redomicile-related expenses, restructuring expenses, depreciation and accretion expense, amortization of our acquired merchant and bank-branding contracts/relationships, and other amortizable intangible assets are also components of our Other operating expenses. We depreciate our ATMs and ATM-related equipment on a straight-line basis over the estimated life of such equipment and amortize the value of acquired intangible assets over the estimated lives of such assets.

Results of Operations

The following table reflects line items from the accompanying Consolidated Statements of Operations as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Year Ended
	December 31,
	2018		2017		2016
	(In thousands, excluding percentages)
Revenues:
ATM operating revenues	$1,292,930	96.1%	$1,451,372	96.3%	$1,212,863	95.9%
ATM product sales and other revenues	52,313	3.9	56,227	3.7	52,501	4.1
Total revenues (1)	1,345,243	100.0	1,507,599	100.0	1,265,364	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below.	855,948	63.6	951,670	63.1	768,200	60.7
Cost of ATM product sales and other revenues	41,835	3.1	47,450	3.1	45,887	3.6
Total cost of revenues	897,783	66.7	999,120	66.3	814,087	64.3
Operating expenses:
Selling, general, and administrative expenses (3)	170,490	12.7	174,237	11.6	153,782	12.2
Redomicile-related expenses	—	—	782	0.1	13,747	1.1
Restructuring expenses	6,586	0.5	10,354	0.7	—	—
Acquisition related expenses	3,191	0.2	18,917	1.3	9,513	0.8
Goodwill and intangible asset impairment	—	—	194,521	12.9	—	—
Depreciation and accretion expense	126,199	9.4	122,036	8.1	90,953	7.2
Amortization of intangible assets	52,911	3.9	57,866	3.8	36,822	2.9
Loss on disposal and impairment of assets	17,873	1.3	33,275	2.2	81	0.0
Total operating expenses	377,250	28.0	611,988	40.6	304,898	24.1
Income (loss) from operations	70,210	5.2	(103,509)	(6.9)	146,379	11.6
Other expenses:
Interest expense, net	35,429	2.6	35,036	2.3	17,360	1.4
Amortization of deferred financing costs and note discount	14,887	1.1	12,574	0.8	11,529	0.9
Redemption costs for early extinguishment of debt	6,408	0.5	—	—	—	—
Other (income) expense	(627)	—	3,524	0.2	2,958	0.2
Total other expenses	56,097	4.2	51,134	3.4	31,847	2.5
Income (loss) before income taxes	14,113	1.0	(154,643)	(10.3)	114,532	9.1
Income tax expense (benefit)	10,457	0.8	(9,292)	(0.6)	26,622	2.1
Net income (loss)	3,656	0.3	(145,351)	(9.6)	87,910	6.9
Net loss attributable to noncontrolling interests	(20)	—	(1)	—	(81)	(0.0)
Net income (loss) attributable to controlling interests and available to common shareholders	$3,676	0.3%	$(145,350)	(9.6)%	$87,991	7.0%

(1)

Effective January 1, 2018, we adopted Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers using the modified retrospective approach. Historical revenue reflects amounts previously reported. These amounts have not been restated here or in the tables that follow.

(2)

Excludes effects of depreciation, accretion, and amortization of intangible assets of $145.7 million, $148.0 million, and $107.5 million for the years ended December 31, 2018, 2017, and 2016, respectively. See Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting Policies - (d) Cost of ATM Operating Revenues Presentation. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 10.8%, 9.8%, and 8.5% for the years ended December 31, 2018, 2017, and 2016, respectively.

(3)	Includes share-based compensation expense of $14.9 million, $13.9 million, and $20.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Key Operating Metrics

The following table reflects certain key measures that gauge our operating performance for the periods indicated:

	Year Ended
	December 31,
	2018	% Change	2017

Average number of transacting ATMs:
North America	44,513	(13.5)%	51,472
Europe & Africa	24,609	(4.2)	25,678
Australia & New Zealand	7,988	(8.7)	8,752
Total Company-owned	77,110	(10.2)	85,902
North America	14,030	(7.3)	15,141
Europe & Africa	153	(75.2)	616
Australia & New Zealand	103	-	103
Total Merchant-owned	14,286	(9.9)	15,860
Average number of transacting ATMs – ATM operations	91,396	(10.2)	101,762

Managed Services and Processing:
North America	135,796	3.9	130,687
Australia & New Zealand	1,998	6.1	1,883
Average number of transacting ATMs – Managed services and processing	137,794	3.9	132,570

Total average number of transacting ATMs	229,190	(2.2)	234,332

Total transactions (in thousands):
ATM operations	1,328,971	(11.1)	1,495,586
Managed services and processing, net	1,136,188	7.4	1,057,999
Total transactions	2,465,159	(3.5)	2,553,585

Total cash withdrawal transactions (in thousands):
ATM operations	864,923	(9.6)	956,919

Per ATM per month amounts (excludes managed services and processing):
Cash withdrawal transactions	789	0.6	784

ATM operating revenues (1)	$1,087	(1.8)	$1,107
Cost of ATM operating revenues (1) (2)	741	0.3	739
ATM adjusted operating gross profit (1) (2)	$346	(6.0)%	$368

ATM adjusted operating gross profit margin	31.8%		33.2%

(1)	ATM operating revenues and Cost of ATM operating revenues relating to managed services, processing, ATM equipment sales, and other ATM-related services are not included in this calculation.
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

Revenues

	Year Ended
	December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, excluding percentages)
North America
ATM operating revenues	$786,620	(15.7)%	$932,962	8.3%	$861,339
ATM product sales and other revenues	42,665	(10.0)	47,423	0.8	47,058
North America total revenues	829,285	(15.4)	980,385	7.9	908,397
Europe & Africa
ATM operating revenues	400,391	1.1	396,229	9.5	361,967
ATM product sales and other revenues	9,379	9.0	8,603	58.1	5,443
Europe & Africa total revenues	409,770	1.2	404,832	10.2	367,410
Australia & New Zealand
ATM operating revenues	117,138	(11.6)	132,581	n/m	—
ATM product sales and other revenues	269	(18.7)	331	n/m	—
Australia & New Zealand total revenues	117,407	(11.7)	132,912	n/m	—

Eliminations	(11,219)	6.5	(10,530)	0.8	(10,443)

Total ATM operating revenues	1,292,930	(10.9)	1,451,372	19.7	1,212,863
Total ATM product sales and other revenues	52,313	(7.0)	56,227	7.1	52,501
Total revenues	$1,345,243	(10.8)%	$1,507,599	19.1%	$1,265,364

ATM operating revenues. ATM operating revenues during the years ended December 31, 2018 and 2017 decreased  $158.4 million and increased $238.5 million, respectively, compared to the prior years. The following tables detail, by segment, the changes in the various components of ATM operating revenues for the periods indicated:

	Year Ended
	December 31,
	2018	2017	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$359,154	$442,271	$(83,117)	(18.8)%
Interchange revenues	143,803	197,042	(53,239)	(27.0)
Bank-branding and surcharge-free network revenues	179,760	191,016	(11,256)	(5.9)
Managed services revenues	50,269	49,727	542	1.1
Other revenues	53,634	52,906	728	1.4
North America total ATM operating revenues	786,620	932,962	(146,342)	(15.7)
Europe & Africa
Surcharge revenues	120,906	113,052	7,854	6.9
Interchange revenues	269,064	272,502	(3,438)	(1.3)
Other revenues	10,421	10,675	(254)	(2.4)
Europe & Africa total ATM operating revenues	400,391	396,229	4,162	1.1
Australia & New Zealand
Surcharge revenues	90,110	108,224	(18,114)	(16.7)
Interchange revenues	5,451	4,416	1,035	23.4
Bank-branding and surcharge-free network revenues	—	86	(86)	(100.0)
Managed services revenues	16,462	15,024	1,438	9.6
Other revenues	5,115	4,831	284	5.9
Australia & New Zealand total ATM operating revenues	117,138	132,581	(15,443)	(11.6)
Eliminations	(11,219)	(10,400)	(819)	7.9
Total ATM operating revenues	$1,292,930	$1,451,372	$(158,442)	(10.9)%

	Year Ended
	December 31,
	2017	2016	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$442,271	$383,610	$58,661	15.3%
Interchange revenues	197,042	202,462	(5,420)	(2.7)
Bank-branding and surcharge-free network revenues	191,016	190,206	810	0.4
Managed services revenues	49,727	33,491	16,236	48.5
Other revenues	52,906	51,570	1,336	2.6
North America total ATM operating revenues	932,962	861,339	71,623	8.3
Europe
Surcharge revenues	113,052	102,619	10,433	10.2
Interchange revenues	272,502	250,274	22,228	8.9
Other revenues	10,675	9,074	1,601	17.6
Europe total ATM operating revenues	396,229	361,967	34,262	9.5
Australia & New Zealand
Surcharge revenues	108,224	—	108,224	n/m
Interchange revenues	4,416	—	4,416	n/m
Bank-branding and surcharge-free network revenues	86	—	86	n/m
Managed services revenues	15,024	—	15,024	n/m
Other revenues	4,831	—	4,831	n/m
Total ATM operating revenues	132,581	—	132,581	n/m
Corporate & Other
Eliminations	(10,400)	(10,443)	43	(0.4)
Total ATM operating revenues	$1,451,372	$1,212,863	$238,509	19.7%

North America. During the year ended December 31, 2018, our ATM operating revenues in our North America segment decreased $146.3 million compared to the prior year. The decrease was primarily attributable to lower revenue in the U.S. related to the removal of ATMs at 7-Eleven locations during the second half of 2017 and the first two months of 2018. Revenues attributable to 7-Eleven locations in the U.S. were approximately 20% of North America revenues in 2017 and $5.7 million, or less than 1% of North America revenues in 2018. The decline attributable to the loss of the 7-Eleven relationship was partially offset by growth in the rest of the U.S. business impacted by higher same-store transactions and increases in bank-branding and surcharge-free network revenues. In addition, during the first half of 2017, we experienced software related issues in conjunction with our ATM upgrades and EMV compliance effort, as well as a service disruption at a number of ATMs caused by a third-party software issue, which caused some downtime at a significant number of our ATMs. During 2018, the Company experienced high levels of availability across its U.S. ATMs.

During the year ended December 31, 2017, our ATM operating revenues in our North America segment increased $71.6 million compared to the prior year.  This increase was primarily attributable to higher revenue in Canada and Mexico resulting from the DCPayments acquisition. The revenue increase was partially offset by the loss of 7-Eleven in the U.S. We estimate that the loss of 7-Eleven, beginning in July 2017, negatively impacted ATM operating revenues by approximately $36.7 million, when compared to the same period of the prior year.

For additional information related to recent trends that have impacted, and may continue to impact, the revenues from our North America segment, see Developing Trends and Recent Events - Withdrawal transaction and revenue trends - U.S. above.

Europe & Africa. During the year ended December 31, 2018, our ATM operating revenues in our Europe & Africa segment increased by $4.2 million compared to the prior year. Our ATM operating revenues would have been lower by approximately $13.6 million, absent foreign currency exchange rate movements. Adjusted for foreign currency movements, ATM operating revenues decreased 2% driven by a decline in same-store transactions and fewer transacting

ATMs in the U.K., along with a decrease in the LINK interchange rate in the U.K. that became effective July 1, 2018. The decline in U.K. revenue was partially offset by an increase in the number of transacting ATMs from new ATM placement agreements in South Africa, Germany, Spain, and Ireland. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

During the year ended December 31, 2017 our ATM operating revenues in our Europe & Africa segment increased by $34.3 million compared to the prior year. Our ATM operating revenues would have been higher by approximately $16.1 million, or an additional 4.1%, absent adverse foreign currency exchange rate movements relative to 2016. Excluding the foreign currency exchange rate movements, the increase was primarily attributable to the Spark (South Africa) and DCPayments (the U.K. component of the business) acquisitions, as well as organic ATM operating revenue growth, driven by an increase in the number of transacting ATMs related to recent ATM placement agreements with new merchants, partially offset by lower same-store transactions in the U.K. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

For additional information related to recent trends that have impacted, and may continue to impact, the revenues from our Europe & Africa segment, see Developing Trends and Recent Events - Withdrawal transaction and revenue trends - U.K. above.

Australia & New Zealand. During the year ended December 31, 2018, our ATM operating revenues in our Australia & New Zealand segment decreased $15.4 million or 11.6% compared to the prior year. Our ATM operating revenues would have been higher by approximately  $3 million for the year ended December 31, 2018, absent the foreign currency exchange rate movements. Adjusted for foreign currency movements, ATM operating revenues decreased 9.4% primarily due to a decline in the number of transacting ATMs and fewer transactions per ATM.

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

ATM product sales and other revenues. During the year ended December 31, 2018, our ATM product sales and other revenues decreased  $3.9 million compared to the prior year. The decrease was primarily related to lower equipment sales in our North America segment.

During the year ended December 31, 2017, our ATM product sales and other revenues increased $3.7 million compared to the prior year. The increase was primarily related to additional equipment sales in our North America and Europe & Africa segments, driven by the DCPayments acquisition and their impact on Canada and the U.K.

Cost of Revenues (exclusive of depreciation, accretion, and amortization of intangible assets)

	Year Ended
	December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, excluding percentages)
North America
Cost of ATM operating revenues	$527,868	(14.6)%	$618,379	13.1%	$546,544
Cost of ATM product sales and other revenues	37,009	(7.0)	39,775	(12.9)	45,646
North America total cost of revenue	564,877	(14.2)	658,154	11.1	592,190
Europe & Africa
Cost of ATM operating revenues	248,342	1.5	244,647	5.8	231,223
Cost of ATM product sales and other revenues	3,753	(31.4)	5,472	n/m	241
Europe & Africa total cost of revenues	252,095	0.8	250,119	8.1	231,464
Australia & New Zealand
Cost of ATM operating revenues	85,741	(8.9)	94,147	n/m	—
Cost of ATM product sales and other revenues	1,073	(53.9)	2,326	n/m	—
Australia & New Zealand total cost of revenues	86,814	(10.0)	96,473	n/m	—
Corporate total cost of revenues	788	(31.2)	1,146	31.0	875

Eliminations	(6,791)	0.3	(6,772)	(35.1)	(10,442)

Cost of ATM operating revenues	855,948	(10.1)	951,670	23.9	768,200
Cost of ATM product sales and other revenues	41,835	(11.8)	47,450	3.4	45,887
Total cost of revenues	$897,783	(10.1)%	$999,120	22.7%	$814,087

Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) for the years ended December 31, 2018 and 2017, respectively, decreased  $95.7 million or 10.1% compared to prior years.  The decrease in the Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) was primarily attributable to the decrease in ATM operating revenue, largely due to the removal of ATMs at 7-Eleven locations in the U.S. The following tables detail, by segment, changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) for the periods indicated:

	Year Ended
	December 31,
	2018	2017	Change	% Change
	(In thousands, excluding percentages)
Cost of ATM operating revenues
North America
Merchant commissions	$265,110	$317,535	$(52,425)	(16.5)%
Vault cash rental	48,056	54,911	(6,855)	(12.5)
Other costs of cash	58,492	69,516	(11,024)	(15.9)
Repairs and maintenance	45,368	60,718	(15,350)	(25.3)
Communications	15,760	21,162	(5,402)	(25.5)
Transaction processing	5,900	8,270	(2,370)	(28.7)
Employee costs	35,678	33,340	2,338	7.0
Other expenses	53,504	52,927	577	1.1
North America total cost of ATM operating revenues	527,868	618,379	(90,511)	(14.6)
Europe & Africa
Merchant commissions	103,203	106,522	(3,319)	(3.1)
Vault cash rental	14,391	13,603	788	5.8
Other costs of cash	23,820	17,057	6,763	39.6
Repairs and maintenance	14,999	14,142	857	6.1
Communications	12,592	12,032	560	4.7
Transaction processing	17,868	17,224	644	3.7
Employee costs	44,584	40,589	3,995	9.8
Other expenses	16,885	23,478	(6,593)	(28.1)
Europe & Africa total cost of ATM operating revenues	248,342	244,647	3,695	1.5
Australia & New Zealand
Merchant commissions	47,345	54,449	(7,104)	(13.0)
Vault cash rental	8,947	8,987	(40)	(0.4)
Other costs of cash	8,043	8,828	(785)	(8.9)
Repairs and maintenance	9,105	8,188	917	11.2
Communications	3,477	4,583	(1,106)	(24.1)
Transaction processing	2,355	2,447	(92)	(3.8)
Employee costs	5,308	5,575	(267)	(4.8)
Other expenses	1,161	1,090	71	6.5
Australia & New Zealand total cost of ATM operating revenues	85,741	94,147	(8,406)	(8.9)
Corporate	788	1,146	(358)	(31.2)
Eliminations	(6,791)	(6,649)	(142)	2.1
Total cost of ATM operating revenues	$855,948	$951,670	$(95,722)	(10.1)%

	Year Ended
	December 31,
	2017	2016	Change	% Change
	(In thousands, excluding percentages)
Cost of ATM operating revenues
North America
Merchant commissions	$317,535	$266,050	$51,485	19.4%
Vault cash rental	54,911	60,724	(5,813)	(9.6)
Other costs of cash	69,516	63,217	6,299	10.0
Repairs and maintenance	60,718	56,988	3,730	6.5
Communications	21,162	21,143	19	0.1
Transaction processing	8,270	6,840	1,430	20.9
Employee costs	33,340	29,311	4,029	13.7
Other expenses	52,927	42,271	10,656	25.2
North America total cost of ATM operating revenues	618,379	546,544	71,835	13.1
Europe
Merchant commissions	106,522	97,611	8,911	9.1
Vault cash rental	13,603	10,349	3,254	31.4
Other costs of cash	17,057	15,640	1,417	9.1
Repairs and maintenance	14,142	17,315	(3,173)	(18.3)
Communications	12,032	10,236	1,796	17.5
Transaction processing	17,224	17,810	(586)	(3.3)
Employee costs	40,589	37,755	2,834	7.5
Other expenses	23,478	24,507	(1,029)	(4.2)
Europe total cost of ATM operating revenues	244,647	231,223	13,424	5.8
Australia & New Zealand			—	n/m
Merchant commissions	54,449	—	54,449	n/m
Vault cash rental	8,987	—	8,987	n/m
Other costs of cash	8,828	—	8,828	n/m
Repairs and maintenance	8,188	—	8,188	n/m
Communications	4,583	—	4,583	n/m
Transaction processing	2,447	—	2,447	n/m
Employee costs	5,575	—	5,575	n/m
Other expenses	1,090	—	1,090	n/m
Total cost of ATM operating revenues	94,147	—	94,147	n/m
Corporate	1,146	875	271	31.0
Eliminations	(6,649)	(10,442)	3,793	(36.3)
Total cost of ATM operating revenues	$951,670	$768,200	$183,470	23.9%

North America. During the year ended December 31, 2018, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) decreased $90.5 million compared to the prior year. The decrease was attributable to the following: (i) the decline in costs across most categories as a result of the removal of ATMs at 7-Eleven locations in the U.S., (ii) improved operational efficiency, (iii) lower other cost of cash in 2018 primarily due to lower charges from networks for suspected fraudulent transactions following the EMV liability shift on the MasterCard network, and (iv) lower repair and maintenance costs in 2018 compared to 2017 related primarily to the software upgrades at certain Company-owned ATMs during 2017.

During the year ended December 31, 2017, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $71.8 million compared to the prior year. The increase was attributable to the following: (i) incremental costs in Canada and Mexico resulting from the DCPayments acquisition, (ii) higher other cost of cash in the U.S. driven by charges from networks associated with suspected fraudulent transactions following the EMV liability shift on the Visa network, (iii) higher maintenance costs in the U.S. related primarily to recent software upgrades at certain Company-owned ATMs, and (iv) higher merchant commission expense associated with our recent contract renewals. These increases were partially offset by a decrease in vault cash rental expense in the U.S. as a result of vault cash interest savings associated with lower fixed rates and notional amounts outstanding on our interest rate swaps. Additionally, as the ATMs at 7-Eleven locations were removed during the latter part of 2017, our operating expenses associated with these locations were reduced.

Europe & Africa. During the year ended December 31, 2018, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased  $3.7 million. Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) decreased $4.8 million, or 2.0%.  This constant-currency decline in our cost of ATM operating revenues is primarily due to the revisions of our estimated liability for business rates (property taxes) on ATMs recognized during the six months ended June 30, 2018 and lower merchant commissions in line with the constant currency decrease in revenue, partially offset by higher physical cash losses in the U.K. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.

During the year ended December 31, 2017 our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $13.4 million compared to the prior year. Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased $23.5 million, or 10%. The increase is consistent with the increase in ATM operating revenues (also on a constant-currency basis) during the period. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below. Additionally, we continued to realize operational efficiencies across our maintenance and cash replenishment functions.

Australia & New Zealand. During the year ended December 31, 2018, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) decreased $8.4 million, or 8.9%, compared to the same period of 2017. This change is directionally consistent with the decline in ATM operating revenues resulting from a decline in the number of transacting ATMs and fewer transactions per ATM.

During the year ended December 31, 2017, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) were $94.1 million, all of which was attributable to the DCPayments acquisition, as we did not previously have operations in Australia or New Zealand. The DCPayments acquisition was completed on January 6, 2017, and our results for the year ended December 31, 2017 reflect the cost of ATM operating revenues from this date.

Cost of ATM product sales and other revenues. During the year ended December 31, 2018, our cost of ATM product sales and other revenues decreased  $5.6 million or 11.8%, compared to the prior year. This decrease was directionally consistent with the decrease in related revenues discussed above.

During the year ended December 31, 2017, our cost of ATM product sales and other revenues increased  $1.6 million. This increase was  also directionally consistent with the increase in related revenues, as discussed above.

Selling, General, and Administrative Expenses

	Year Ended
	December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, excluding percentages)
Selling, general, and administrative expenses	$155,618	(3.0)%	$160,385	20.4%	$133,227
Share-based compensation expense	14,872	7.4	13,852	(32.6)	20,555
Total selling, general, and administrative expenses	$170,490	(2.2)%	$174,237	13.3%	$153,782

Percentage of total revenues:
Selling, general, and administrative expenses	11.6%		10.6%		10.5%
Share-based compensation expense	1.1		0.9		1.6
Total selling, general, and administrative expenses	12.7%		11.6%		12.2%

Selling, general, and administrative expenses (“SG&A expenses”), excluding share-based compensation. SG&A expenses, excluding share-based compensation, decreased  $4.8 million, or 3.0% during the year ended December 31, 2018 compared to the prior year. The decrease was primarily due to our restructuring efforts, discussed further below, which commenced in 2017, partially offset by the impact of currency rate movements.

SG&A expenses, excluding share-based compensation, increased $27.2 million during the year ended December 31, 2017 compared to the prior year. The increase was primarily driven by additional SG&A expenses associated with the acquisitions completed during 2017, partially offset by the savings derived from our Restructuring Plan.

Share-based compensation. Share-based compensation increased  $1.0 million during the year ended December 31, 2018 compared to the prior year, primarily driven by a higher estimated level of payout for the performance-based share awards in 2018 compared to the prior year. In addition, the 2017 expense amount was reduced by our Restructuring Plan, as discussed below.

Share-based compensation decreased $6.7 million during the year ended December 31, 2017 compared to the prior year, partially attributable to a higher level of forfeitures during the period as a result of our Restructuring Plan and the associated employee terminations. The employee terminations resulted in the net reversal of $1.5 million in share-based compensation expense during the three months ended March 31, 2017. Additionally, we recognized a lower estimated level of payout for the performance-based share awards in 2017 compared to the prior year. For additional information related to equity awards, see Item 8. Financial Statements and Supplementary Data, Note 5. Share-Based Compensation.

Redomicile-related Expenses

Redomicile-related expenses. As a result of the Redomicile Transaction, we incurred $0.8 million and $13.7 million in redomicile-related expenses during the years ended December 31, 2017 and 2016, respectively related to the changing of the corporate legal entity structure.  For additional information, see Developing Trends and Recent Events - Redomicile to the U.K. above.

Restructuring Expenses

During 2017, we initiated a global corporate reorganization and cost reduction initiative (the “Restructuring Plan”), intended to improve our cost structure and operating efficiency. The Restructuring Plan included workforce reductions, facilities closures, contract terminations, and other cost reduction measures. We incurred $10.4 million of pre-tax expenses related to our Restructuring Plan during the year ended December 31, 2017.  During the year ended December 31, 2018, we incurred $6.6 million of pre-tax expenses in an effort to continue our cost reduction initiative. These costs consisted of employee severance and to a lesser extent exit costs related to certain facilities. For additional information see Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting Policies – (f) Restructuring Expenses.

Acquisition related Expenses

	Year Ended
	December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, excluding percentages)
Acquisition related expenses	$3,191	(83.1)%	$18,917	98.9%	$9,513

Percentage of total revenues	0.2%		1.3%		0.8%

Acquisition related expenses. For the year ended December 31, 2018, acquisition related expenses included acquisition related professional fees, employee severance, and lease termination costs related to certain operations of DCPayments. For the year ended December 31, 2017, acquisition related expenses included professional services and other costs associated with the completion and integration of the DCPayments and Spark acquisitions in January 2017.

Goodwill and Intangible Asset Impairment

Goodwill and intangible asset impairment. During the three months ended September 30, 2017, as a result of an unexpected market shift in Australia caused by the announcement by its four largest banks to remove direct charges to all users at their ATMs, we recognized $140.0 million and $54.5 million in impairment charges to reduce the carrying values of goodwill and intangible assets, respectively, associated with our Australia & New Zealand segment. No impairment indicators were noted during the year ended December 31, 2018 based on the Company’s assessment of qualitative factors. For additional information related to this unexpected market shift in Australia, see Item 1. Financial Statements, Note 1. Basis of Presentation and Summary of Significant Accounting Policies – (l) Intangible Assets Other than Goodwill and (m) Goodwill.

Depreciation and Accretion Expense

	Year Ended
	December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, excluding percentages)
Depreciation and accretion expense	$126,199	3.4%	$122,036	34.2%	$90,953

Percentage of total revenues	9.4%		8.1%		7.2%

Depreciation and accretion expense. For the year ended December 31, 2018,  depreciation and accretion expense increased $4.2 million, or 3.4%, compared to the prior year. This increase was primarily due to capital additions during 2018 and 2017 and foreign currency exchange rate movements.

For the year ended December 31, 2017, depreciation and accretion expense increased $31.1 million, or 34.2%, compared to the prior year. This increase was primarily driven by the assets we acquired in the acquisitions completed during January 2017, and to a lesser extent, incremental depreciation expense associated with U.S. ATM upgrades and replacements.

Amortization of Intangible Assets

	Year Ended
	December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, excluding percentages)
Amortization of intangible assets	$52,911	(8.6)%	$57,866	57.2%	$36,822

Percentage of total revenues	3.9%		3.8%		2.9%

Amortization of intangible assets. The decrease in amortization of intangible assets of $5.0 million for the year ended December 31, 2018 compared to the prior year was driven by the $54.5 million intangible asset impairment charge taken in the third quarter of 2017 related to our Australia & New Zealand segment, which reduced the overall value of our intangible assets subject to amortization.

The increase in amortization of intangible assets of $21.0 million for the year ended December 31, 2017 compared to the prior year was driven by the additional intangible assets that were recognized in connection with the acquisitions completed during January 2017. For additional information related to acquisitions, see Item 8. Financial Statements and Supplementary Data, Note 4. Acquisitions.

Loss on Disposal and Impairment of Assets

	Year Ended
	December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, excluding percentages)
Loss on disposal and impairment of assets	$17,873	n/m	$33,275	n/m	$81

Percentage of total revenues	1.3%		2.2%		n/m

Loss on disposal and impairment of assets. For the year ended December 31, 2018, the loss on disposal and impairment of assets was $17.9 million. The losses on disposal and impairment of assets were primarily recognized during the six months ended June 30, 2018 upon our decision to not redeploy certain ATM models. Although many ATMs in our U.S. operations that were impaired were deployable, a combination of many factors including the size, functionality, estimated upgrade costs, and availability of suitable placement locations resulted in a change of plans relative to certain models such that the units not currently in service were deemed not likely to be deployed. These ATM assets, with a net book value of approximately $7 million, were written down to their estimated net realizable value. The remaining loss was a result of other ATM asset disposals in the ordinary course of business and disposals related to the exit from a leased facility in the U.K. that occurred in the three months ended March 31, 2018.

For the year ended December 31, 2017, the loss on disposal and impairment of assets was $33.3 million. The increase relative to the prior period was primarily a result of an unexpected market shift in Australia following the announcement by the country’s four largest banks that they will remove direct charges to all consumers at their ATMs. Following this announcement, we recognized $21.5 million in impairment charges to reduce the carrying values of certain long-lived assets and adjust the inventory associated with our Australia & New Zealand segment to its estimated net realizable value. For additional information related to this unexpected market shift in Australia, see Item 1. Financial Statements, Note 1. Basis of Presentation and Summary of Significant Accounting – (l) Intangibles Assets Other Than Goodwill and (m) Goodwill. During 2017, we also identified certain assets that we assessed as likely to be abandoned or are no longer capable of recovering their carrying values and recognized an additional $11.8 million in asset impairment and disposal charges, primarily in our U.S. business.

Interest Expense, net

	Year Ended
	December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, excluding percentages)
Interest expense, net	$35,429	1.1%	$35,036	101.8%	$17,360
Amortization of deferred financing costs and note discount	14,887	18.4	12,574	9.1	11,529
Total interest expense, net	$50,316		$47,610		$28,889

Percentage of total revenues	3.7%		3.2%		2.3%

Interest expense, net.  Interest expense, net, increased  $0.4 million during the year ended December 31, 2018, compared to the prior year. The increase was attributable to the issuance of our 2025 Notes during the second quarter of 2017, which had a higher interest rate than the rate under our revolving credit facility, which was partially repaid with the proceeds from the issuances of these notes.

Amortization of deferred financing costs and note discount. Amortization of deferred financing costs and note discount during the year ended December 31, 2018, increased approximately $2.3 million from the prior year due to the write-off of approximately $1.4 million in deferred financing costs in conjunction with our redemption of the 5.125% Senior Notes due 2022 ( “2022 Notes”).

Amortization of deferred financing costs and note discount during the year ended December 31, 2017, was up slightly from the prior year related to additional financing costs incurred in 2017 related to our 2025 Notes, which are being amortized over the life of the instrument.

For additional information, see Item 8. Financial Statements and Supplementary Data, Note 12. Long-Term Debt.

Redemption Costs for Early Extinguishment of Debt

In connection with the early extinguishment of the 2022 Notes, we recorded a $6.4 million pre-tax charge related to the premium paid for the redemption, which is included in the Redemption costs for early extinguishment of debt line in the accompanying Consolidated Statements of Operations in the year ended December 31, 2018. For additional information, see Item 8. Financial Statements and Supplementary Data, Note 12. Long-Term Debt.

Income Tax Expense (Benefit)

	Year Ended
	December 31,
	2018	% Change	2017	% Change	2016
	(In thousands, excluding percentages)
Income tax expense (benefit)	$10,457	(212.5)%	$(9,292)	(134.9)%	$26,622

Effective tax rate	74.1%		6.0%		23.2%

Income tax expense. Our income tax expense (benefit) for the year ended December 31, 2018 totaled $10.5 million resulting in an effective tax rate of 74%, compared to an income tax benefit of $9.3 million, and an effective tax rate of 6.0%, for the same period of 2017. The increase in the effective tax rate for the year ended December 31, 2018, was largely attributable to (i) the limitation of interest expense the Company could deduct in the U.S. as a result of U.S. Tax Reform, (ii) the additional tax expense related to share-based compensation in 2018, compared to an excess tax benefit in the same period of 2017, and (iii) the goodwill impairment recognized during the year ended December 31, 2017, resulting in a loss in earnings that was not deductible.

Non-GAAP Financial Measures

DISCLOSURE OF NON-GAAP FINANCIAL INFORMATION

In order to assist readers of our consolidated financial statements in understanding the operating results that management uses to evaluate the business and for financial planning purposes, we present the following non-GAAP measures as a complement to financial results prepared in accordance with U.S. GAAP: EBITDA, Adjusted EBITDA, Adjusted EBITA, Adjusted Net Income, Adjusted Net Income per diluted share, Adjusted Free Cash Flow, and certain other results presented on a constant-currency basis. We believe that the presentation of these measures and the identification of notable, non-cash, and/or (if applicable in a particular period) certain costs not anticipated to occur in future periods enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years. We also believe that these measures are relevant and provide useful information widely used by analysts, investors and other interested parties in our industry to provide a baseline for evaluating and comparing our operating performance and, in the case of free cash flow, our liquidity results. We use these non-GAAP financial measures in managing and measuring the performance of our business, including setting and measuring incentive based compensation for management.

Furthermore, the non-GAAP financial measures presented herein should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, or financing activities, or other income or cash flow measures contained within our consolidated financial statements. The non-GAAP measures that we use are not defined in the same manner by all companies and therefore may not be comparable to other similarly titled measures of other companies.

EBITDA, Adjusted EBITDA, and EBITA

EBITDA adds interest, income, depreciation and amortization to net income. Adjusted EBITDA and Adjusted EBITA excludes amortization of intangible assets, share-based compensation expense, acquisition related expenses, certain non-operating expenses, (if applicable in a particular period) certain costs not anticipated to occur in future periods, gains or losses on disposal and impairment of assets, our obligation for the payment of income taxes, interest expense, and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Depreciation and accretion expense and amortization of intangible assets are excluded from Adjusted EBITDA as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired.

Adjusted Net Income, Adjusted Net Income per Diluted Share, and Adjusted Tax Rate

Adjusted Net Income represents net income computed in accordance with U.S. GAAP, before amortization of intangible assets, gains or losses on disposal and impairment of assets, share-based compensation expense, certain other expense amounts, acquisition related expenses, certain non-operating expenses, and (if applicable in a particular period) certain costs not anticipated to occur in future periods (together, the “Adjustments”). The non-GAAP tax rate used to calculate Adjusted Net Income was approximately 24.1%, 27.7%, and 29.1% for the year ended December 31, 2018, 2017, and 2016, respectively. The non-GAAP tax rates represent the GAAP tax rate for the period as adjusted by the estimated tax impact of the items adjusted from the measure. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by weighted average diluted shares outstanding.

Adjusted Free Cash Flow

Adjusted Free Cash Flow is defined as cash provided by operating activities less the impact of changes in restricted cash due to the timing of settlements and less payments for capital expenditures, including those financed through direct debt, but excluding acquisitions. The Adjusted Free Cash Flow measure does not take into consideration certain other non-discretionary cash requirements such as mandatory principal payments on portions of our long-term debt.

Constant Currency

Management calculates certain GAAP as well as non-GAAP measures on a constant-currency basis using the average foreign currency exchange rates applicable in the corresponding period of the previous year and applying these rates to the measures in the current reporting period. Management uses GAAP as well as non-GAAP measures on a constant-currency basis to assess performance and eliminate the effect foreign currency exchange rates have on comparability between periods.

Reconciliation of Non-GAAP Financial Statements

Reconciliations of the non-GAAP financial measures used herein to the most directly comparable U.S. GAAP financial measures are presented as follows:

Reconciliation of Net Income (Loss) Attributable to Controlling Interests and Available to Common Shareholders to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income (in thousands, excluding share and per share amounts)

	Year Ended
	December 31,
	2018	2017	2016
Net income (loss) attributable to controlling interests and available to common shareholders	$3,676	$(145,350)	$87,991
Adjustments:
Interest expense, net	35,429	35,036	17,360
Amortization of deferred financing costs and note discount	14,887	12,574	11,529
Redemption costs for early extinguishment of debt	6,408	—	—
Income tax expense (benefit)	10,457	(9,292)	26,622
Depreciation and accretion expense	126,199	122,036	90,953
Amortization of intangible assets	52,911	57,866	36,822
EBITDA	$249,967	$72,870	$271,277

Add back:
Loss on disposal and impairment of assets	17,873	33,275	81
Other (income) expense(1)	(627)	3,524	2,958
Noncontrolling interests (2)	38	(25)	(67)
Share-based compensation expense	15,660	14,395	21,430
Restructuring expenses (3)	6,586	11,136	13,747
Acquisition related expenses (4)	3,191	18,917	9,513
Goodwill and intangible asset impairment (5)	—	194,521	—
Adjusted EBITDA	$292,688	$348,613	$318,939
Less:
Depreciation and accretion expense (6)	126,197	122,029	90,927
Adjusted EBITA	$166,491	$226,584	$228,012
Less:
Interest expense, net	35,429	35,036	17,360
Adjusted pre-tax income	131,062	191,548	210,652
Income tax expense (7)	31,529	53,084	61,342
Adjusted Net Income	$99,533	$138,464	$149,310

Adjusted Net Income per share – basic	$2.16	$3.03	$3.30
Adjusted Net Income per share – diluted	$2.14	$3.00	$3.26

Weighted average shares outstanding – basic	45,988,775	45,619,679	45,206,119
Weighted average shares outstanding – diluted	46,436,439	46,214,715	45,821,527

(1)	Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition related contingent consideration, and other non-operating costs.
(2)	Noncontrolling interest adjustment made such that Adjusted EBITDA includes only our ownership interest in the Adjusted EBITDA of one of our Mexican subsidiaries.
(3)

For the years ended December 31, 2018 and 2017, expenses include employee severance and other costs incurred in conjunction with a corporate reorganization and cost reduction initiative. For the years ended December 31, 2017 and 2016, expenses also include amounts associated with the Company’s redomicile of its parent company to the U.K. that occurred on July 1, 2016.

(4)

Acquisition related expenses include costs incurred for professional and legal fees and certain other transition and integration-related costs. Expenses include employee severance and lease termination costs related to DCPayments acquisition integration in the twelve months ended December 31, 2017.

(5)	Goodwill and intangible asset impairments related to our Australia & New Zealand segment.
(6)	Amounts exclude a portion of the expenses incurred by one of our Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.
(7)

For the years ended December 31, 2018, 2017, and 2016, the non- GAAP tax rate used to calculate Adjusted Net Income was 24.1%, 27.7%, and 29.1%, respectively, which represents our U.S. GAAP tax rate as adjusted for the net tax effects related to the items excluded from Adjusted Net Income.

Reconciliation of U.S. GAAP Revenue to Constant-Currency Revenue

Consolidated revenue

	Year Ended
	December 31,
	2018			2017	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$1,292,930	$(10,446)	$1,282,484	$1,451,372	(10.9)%	(11.6)%
ATM product sales and other revenues	52,313	(273)	52,040	56,227	(7.0)	(7.4)
Total revenues	$1,345,243	$(10,719)	$1,334,524	$1,507,599	(10.8)%	(11.5)%

	Year Ended
	December 31,
	2017			2016	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$1,451,372	$15,480	$1,466,852	$1,212,863	19.7%	20.9%
ATM product sales and other revenues	56,227	228	56,455	52,501	7.1	7.5
Total revenues	$1,507,599	$15,708	$1,523,307	$1,265,364	19.1%	20.4%

Europe & Africa revenue

	Year Ended
	December 31,
	2018			2017	% Change
	U. S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$400,390	$(13,614)	$386,776	$396,229	1.1%	(2.4)%
ATM product sales and other revenues	9,379	(262)	9,117	8,603	9.0	6.0
Total revenues	$409,769	$(13,876)	$395,893	$404,832	1.2%	(2.2)%

	Year Ended
	December 31,
	2017			2016	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$396,229	$16,091	$412,320	$361,967	9.5%	13.9%
ATM product sales and other revenues	8,603	274	8,877	5,443	58.1	63.1
Total revenues	$404,832	$16,365	$421,197	$367,410	10.2%	14.6%

Australia & New Zealand revenue

	Year Ended
	December 31,
	2018			2017	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
	(In thousands)
ATM operating revenues	$117,138	$3,013	$120,151	$132,581	(11.6)%	(9.4)%
ATM product sales and other revenues	269	6	275	331	(18.7)	(16.9)
Total revenues	$117,407	$3,019	$120,426	$132,912	(11.7)%	(9.4)%

Reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per diluted share on a Non-GAAP basis to Constant-Currency

	Year Ended
	December 31,
	2018			2017	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency
	(In thousands)
Adjusted EBITDA	$292,688	$(3,469)	$289,219	$348,613	(16.0)%	(17.0)%

Adjusted Net Income	$99,533	$(1,406)	$98,127	$138,464	(28.1)%	(29.1)%

Adjusted Net Income per share – diluted (2)	$2.14	$(0.03)	$2.11	$3.00	(28.7)%	(29.7)%

(1)

As reported on Reconciliation of Net Income (Loss) Attributable to Controlling Interests and Available to Common Shareholders’ to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income above.

(2)

Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by the weighted average diluted shares outstanding of 46,436,439 and 46,214,715 for the years ended December 31, 2018 and 2017, respectively.

	Year Ended
	December 31,
	2017			2016	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency
	(In thousands)
Adjusted EBITDA	$348,613	$4,554	$353,167	$318,939	9.3%	10.7%

Adjusted Net Income	$138,464	$2,083	$140,547	$149,310	(7.3)%	(5.9)%

Adjusted Net Income per share – diluted (2)	$3.00	$0.04	$3.04	$3.26	(8.0)%	(6.7)%

(1)

As reported on Reconciliation of Net Income (Loss) Attributable to Controlling Interests and Available to Common Shareholders’ to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income above.

(2)

Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by the weighted average diluted shares outstanding of 46,214,715 and 45,821,527 for the years ended December 31, 2017 and 2016, respectively.

Calculation of Adjusted Free Cash Flow

	Year Ended
	December 31,
	2018	2017	2016
	(In thousands)
Net cash provided by operating activities	$334,202	$230,587	$272,311
Restricted cash settlement activity (1)	(109,093)	(12,695)	(2,036)
Adjusted net cash provided by operating activities	225,109	217,892	270,275
Net cash used in investing activities, excluding acquisitions (2)	(107,205)	(144,140)	(125,882)
Adjusted free cash flow	$117,904	$73,752	$144,393

(1)

Restricted cash settlement activity represents the change in our restricted cash excluding the portion of the change that is attributable to foreign exchange and disclosed as part of the effect of exchange rate changes on cash, cash equivalents, and restricted cash in the accompanying Consolidated Statements of Cash Flows.

(2)

Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and other assets. Additionally, capital expenditure amounts for one of our Mexican subsidiaries are reflected gross of any noncontrolling interest amounts.

.

Liquidity and Capital Resources

Overview

As of December 31, 2018, we had $39.9 million in cash and cash equivalents, and $818.5 million in outstanding long-term debt.

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

Operating Activities

Net cash provided by operating activities totaled $334.2 million, $230.6 million, and $272.3 million for  the years ended December 31, 2018, 2017, and 2016, respectively. On January 1, 2018, we adopted the guidance in ASU 2016-18, Statement of Cash Flows Restricted Cash (Topic 230). In accordance with guidance, we have included the balance of restricted cash together with cash and cash equivalents in presenting the Consolidated Statements of Cash Flows and have applied the changes retrospectively. The increase in net cash and restricted cash provided by operating activities is primarily attributable to the $107 million increase in restricted cash during the year ended December 31, 2018. This increase was largely a result of settlement timing relative to the last weekend and last day of the year and is offset by a corresponding increase in accrued liabilities.

Investing Activities

Net cash used in investing activities totaled $108.4 million, $628.7 million, and $139.2 million for the years ended December 31, 2018, 2017, and 2016, respectively. These amounts vary by year, depending on acquisition and divestiture activities in a particular year, along with our capital investments. In each of the years 2017 and 2016, we completed acquisitions of varying sizes and we incurred a significant amount of capital expenditures associated with compliance with the EMV standard in the U.S. and certain merchant contract renewals.

Anticipated future capital expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be attributable to the following: i) organic growth projects, including the purchase of ATMs for both new and existing ATM management agreements, ii) technology and product development, iii) investments in our infrastructure, and iv) ongoing refreshment. We currently anticipate that our capital expenditures for 2019 will total approximately $135 million, the majority of which is expected to be utilized to support new business growth. We expect such capital expenditures to be funded primarily through our cash flows from operations.

Financing Activities and Facilities

Net cash (used in) provided by financing activities totaled ($126.4) million, $391.4 million, and ($78.9) million for the years ended December 31, 2018, 2017, and 2016, respectively. Throughout 2018, we used our net cash flow generated from operations to pay down borrowings under our revolving credit facility. On November 19, 2018, we entered into a second amended and restated credit agreement to increase the available borrowings under our credit facility and we subsequently used additional borrowings under our credit facility to fund our redemption of the 2022 Notes. The cash provided by financing activities during the year ended December 31, 2017 was primarily related to borrowings to finance our acquisitions in January 2017. The cash used during the year ended December 31, 2016 was primarily attributable to repayments of borrowings under our revolving credit facility.

For information related to our financing facilities including our entry into a Second Amended Credit Agreement on November 19, 2018, and the redemption of our 2022 Notes on December 19, 2018, see Item 8. Financial Statements and Supplementary Data, Note 12. Long-term Debt.

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

Contractual Obligations

The following table reflects our significant contractual obligations and other commercial commitments as of December 31, 2018:

	Payments Due by Period
	2019	2020	2021	2022	2023	Thereafter	Total
	(In thousands)
Long-term debt obligations:
Principal (1)	$—	$287,500	$—	$—	$259,081	$300,000	$846,581
Interest (2)	26,598	26,598	26,358	23,723	23,121	27,500	153,898
Operating leases (3)	8,023	8,899	8,798	7,224	6,284	37,967	77,195
Merchant obligations (4)	28,567	20,861	16,192	5,857	2,239	1,255	74,971
Minimum service contracts	2,000	1,365	1,236	884	884	3,535	9,904
Open purchase orders	12,974	—	—	—	—	—	12,974
Total contractual obligations	$78,162	$345,223	$52,584	$37,688	$291,609	$370,257	$1,175,523

(1)	Represents the $287.5 million face value of our Convertible Notes, $259.1 million outstanding under our revolving credit facility, and $300.0 million face value of our 2025 Notes.
(2)

Represents the estimated interest payments associated with our long-term debt outstanding as of December 31, 2018, assuming current interest rates and consistent amount of debt outstanding over the periods indicated in the table above.

(3)	Our operating lease obligations increased during 2018 due to our entry into new and amended long-term facilities leases.
(4)

Includes various fixed periodic payments to merchants required under our ATM placement agreements. Certain of these commitments will give rise to operating lease obligations upon adoption of ASC Topic 842 – Leases which is effective January 1, 2019.

.

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this 2018 Form 10-K have been prepared in accordance with U.S. GAAP, which requires management to make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, thus impacting our results of operations and financial position. The critical accounting policies and estimates described in this section are those that are most important to the depiction of our financial condition and results of operations and the application of which requires management’s most subjective judgments in making estimates about the effect of matters that are inherently uncertain. For additional information related to our significant accounting policies, see Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting Policies.

Goodwill and intangible assets. We have accounted for our acquisitions as business combinations in accordance with U.S. GAAP. Accordingly, the purchase consideration for any acquisitions has been allocated to the assets acquired and liabilities assumed based on their respective fair values as of each acquisition date. Intangible assets that met the criteria established by U.S. GAAP for recognition apart from goodwill include acquired merchant and bank-branding contracts/relationships, trade names, technology, and the non-compete agreements entered into in connection with certain acquisitions. The excess of the purchase consideration of the acquisitions over the fair values of the identified assets acquired and liabilities assumed is recognized as goodwill in our consolidated financial statements.

Goodwill and other intangible assets that have indefinite useful lives are not amortized, but instead are evaluated annually for impairment, and intangible assets that have finite useful lives are amortized over their estimated useful lives. We follow U.S. GAAP for testing goodwill and other non-amortized intangible assets for impairment. In 2018, we elected to perform the optional qualitative assessment allowed under U.S. GAAP to determine if it was necessary to perform a quantitative assessment. The qualitative assessment considers whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In the event that the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the quantitative assessment prescribed by the guidance where the carrying amount of the net assets associated with each applicable reporting unit is compared to the estimated fair value of such reporting unit as of the date of the test or the annual testing date, December 31, 2018. For the year ended December 31, 2018, we performed our annual goodwill impairment test for seven separate reporting units:

(i) the U.S. operations, (ii) the U.K. operations, (iii) the Australia & New Zealand operations, (iv) the Canada operations, (v) the South Africa operations, (vi) the Germany operations, and (vii) the Mexico operations.

We evaluate the recoverability of our goodwill and other non-amortized intangible assets by estimating the future discounted cash flows of the reporting units to which the goodwill and other non-amortized intangible assets relate. We use discount rates corresponding to our cost of capital, risk-adjusted as appropriate, to determine the discounted cash flows, and consider current and anticipated business trends, prospects, and other market and economic conditions when performing our evaluations. These evaluations are performed on an annual basis at a minimum, or more frequently based on the occurrence of events that might indicate a potential impairment. Examples of events that might indicate impairment include, but are not limited to, the loss of a significant contract, a material change in the terms or conditions of a significant contract, or significant decreases in revenues associated with a contract or business.

Valuation of long-lived assets. We place significant value on the installed ATMs that we own and manage in merchant locations and the related acquired merchant and bank-branding contracts/relationships. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, respectively, are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

In determining whether a particular merchant and bank-branding contract/relationship is significant enough to warrant a separate identifiable intangible asset, we analyze a number of relevant factors, including: (i) estimates of the historical cash flows from such contract/relationship prior to its acquisition, (ii) estimates regarding our ability to increase the contract/relationship’s cash flows subsequent to the acquisition through a combination of lower operating costs, the deployment of additional ATMs, and the incremental revenues from increased surcharges and/or new merchant or bank-branding contracts/relationships, and (iii) estimates regarding our ability to renew such contracts/relationships beyond their originally scheduled termination date. An individual merchant and bank-branding contract/relationship, and the related ATMs, could be impaired if the contract/relationship is terminated sooner than originally anticipated, or if there is a decline in the number of transactions related to such contract/relationship without a corresponding increase in the amount of revenue collected per transaction. A portfolio of purchased contract/relationship intangibles, including the related ATMs, could be impaired if the contract/relationship attrition rate is materially more than the rate used to estimate the portfolio’s initial value, or if there is a decline in the number of transactions associated with such portfolio without a corresponding increase in the revenue collected per transaction. Whenever events or changes in circumstances indicate that a merchant or bank-branding contract/relationship intangible asset may be impaired, we evaluate the recoverability of the intangible asset, and the related ATMs, by measuring the related carrying amounts against the estimated undiscounted future cash flows associated with the related contract/relationship or portfolio of contracts/relationships. Should the sum of the expected future net cash flows be less than the carrying values of the tangible and intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the ATMs and intangible assets exceeded the calculated fair value.

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

Asset retirement obligations (“ARO”). We estimate the fair value of the additions to the ARO associated with our cost to deinstall our ATMs and, in some cases, restore the ATM sites to their original conditions. ARO estimates are based on a number of assumptions, including: (i) the types of ATMs that are installed, (ii) the relative mix where the ATMs are installed (i.e., whether such ATMs are located in single-merchant locations or in locations associated with large, geographically-dispersed retail chains), and (iii) whether we will ultimately be required to refurbish the merchant store locations upon the removal of the related ATMs. Additionally, we are required to make estimates regarding the timing of the estimated ARO payments. We utilize a pooled approach to calculate and maintain our AROs, as opposed to a specific machine-by-machine approach, by pooling the ARO of assets based on the estimated deinstallation dates. We periodically evaluate the reasonableness of the ARO balance by obtaining the current machine count and updated cost estimates to deinstall ATMs.

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

Share-based compensation. We calculate the fair value of share-based awards to our Board and employees on the date of grant and recognize the calculated fair value, net of estimated forfeitures, as share-based compensation expense over the underlying requisite service periods of the related awards. In determining the fair value of our share-based awards, we are required to make certain assumptions and estimates, including: (i) the number of awards that may ultimately be granted to and forfeited by the recipients, (ii) the expected term of the underlying awards, and (iii) the future volatility associated with the price of our common shares. For additional information related to such estimates, and the basis for our conclusions regarding such estimates for the year ended December 31, 2018, see Item 8. Financial Statements and Supplementary Data, Note 5. Share-Based Compensation.

Derivative financial instruments. We recognize all of our derivative instruments as assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of the derivative instruments depends on whether such instruments have been designated and qualify as part of a hedging relationship and the type of hedging relationship designated. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. As of December 31, 2018, all of our derivative instruments were designated and qualify as cash flow hedges, and, accordingly, changes in the fair values of such derivatives have been reported in Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets. For additional information related to our derivative financial instruments, see Item 8. Financial Statements and Supplementary Data, Note 17. Derivative Financial Instruments.

Convertible Notes. We are party to various derivative instruments related to the issuance of our Convertible Notes. As of December 31, 2018, all of our derivative instruments related to the Convertible Notes qualified for classification in the Shareholders’ equity line in the accompanying Consolidated Balance Sheets. We are required, however, for the remaining term of the Convertible Notes, to assess whether we continue to meet the shareholders’ equity classification requirements and if in any future period we fail to satisfy those requirements we would need to reclassify these instruments out of Shareholders’ equity and record them as a derivative asset or liability, at which point we would be required to record any changes in fair value through earnings. For additional information related to our Convertible Notes, see Item 8. Financial Statements and Supplementary Data, Note 12. Long-Term Debt.

New Accounting Pronouncements

For recent accounting pronouncements, including those not yet adopted during 2018, see Item 8. Financial Statements and Supplementary Data, Note 2. New Accounting Pronouncements.

Commitments and Contingencies

We are subject to various legal proceedings and claims arising in the ordinary course of our business. We do not expect that the outcome in any of these legal proceedings, individually or collectively, will have a material adverse financial or operational impact on us. For additional information related to our commitments and contingencies, see Item 8. Financial Statements and Supplementary Data, Note 19. Commitments and Contingencies.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any material off-balance sheet arrangements, as contemplated in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to certain risks related to our ongoing business operations, including interest rate risk associated with our vault cash rental obligations and, to a lesser extent, borrowings under our revolving credit facility. The following quantitative and qualitative information is provided about financial instruments to which we were a party at December 31, 2018, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Interest Rate Risk

Vault cash rental expense. As our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates in the U.S., the U.K., Germany, and Spain. In Australia, the formula is based on the Bank Bill Swap Rates (“BBSY”), in South Africa, the rate is based on the South African Prime Lending rate and the Johannesburg Interbank Agreed Rate, in Canada, the rate is based on the Bank of Canada’s Bankers Acceptance Rate and the Canadian Prime Rate, and in Mexico, the rate is based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”).

As a result of the significant sensitivity surrounding our vault cash rental expense, we have entered into a number of interest rate derivative contracts with varying notional amounts and fixed interest rates in the U.S., Canada, the U.K., and Australia to manage the rate we pay on the amounts of our current and anticipated outstanding vault cash balances.

The notional amounts, weighted average fixed rates, and terms associated with our interest rate swap contracts and cap agreement that are currently in place in the U.S., Canada, the U.K, and Australia (as of the date of the issuance of this 2018 Form 10-K) are as follows:

Outstanding Interest Rate Derivatives Associated with Vault Cash Rental Obligations

North America – Interest Rate Swap Contracts

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts		Weighted Average Fixed Rate
U.S. $		CAD$			Term
(In millions)		(In millions)
$1,000	2.06%	CAD	$ 125	2.46%	January 1, 2019 – December 31, 2019
$1,000	2.06%	CAD	$ 125	2.46%	January 1, 2020 – December 31, 2020
$600	1.95%	CAD	$ 125	2.46%	January 1, 2021 – December 31, 2021
$400	1.46%				January 1, 2022 – December 31, 2022

North America - Interest Rate Cap Contracts

Notional Amounts		Cap Rate (1)
U.S. $			Term
(In millions)
USD	200	3.25%	January 1, 2021 – December 31, 2023

1 Maximum amount of interest to be paid each year as per terms of cap. Cost of cap is amortized through vault cash rental expense over term of cap.

Europe & Africa – Interest Rate Swap Contracts

Notional Amounts	Weighted Average Fixed Rate
U.K. £		Term
(In millions)
£550	0.90%	January 1, 2019 – December 31, 2019
£500	0.94%	January 1, 2020 – December 31, 2020
£500	0.94%	January 1, 2021 – December 31, 2021
£500	0.94%	January 1, 2022 – December 31, 2022

Australia & New Zealand – Interest Rate Swap Contracts

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$35	2.98%	January 1, 2019 – February 28, 2019
$150	1.95%	January 1, 2019 – December 31, 2019
$100	1.95%	January 1, 2020 – December 31, 2020

Summary of Interest Rate Exposure on Average Outstanding Vault Cash

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in North America based on our average outstanding vault cash balance and interest rate derivatives for the quarter ended December 31, 2018 and assuming a 100 basis point increase in interest rates (in millions):

North America
Average outstanding vault cash balance	$1,704
Interest rate swap contracts fixed notional amount	(1,450)
Residual unhedged outstanding vault cash balance	$254

Additional annual interest incurred on 100 basis point increase	$2.54

We also have terms in certain of our North America contracts with merchants and financial institution partners where we can decrease fees paid to merchants or effectively increase the fees paid to us by financial institutions if vault cash rental costs increase. Such protections will serve to reduce but not fully eliminate the exposure calculated above. Furthermore, we have the ability in North America to partially mitigate our interest rate exposure through our operations. We believe we can reduce the average outstanding vault cash balances as interest rates rise by visiting ATMs more frequently with lower cash amounts. This ability to reduce the average outstanding vault cash balances is partially constrained by the incremental cost of more frequent ATM visits. Our contractual protections with merchants and financial institution partners and our ability to reduce the average outstanding vault cash balances will serve to reduce but not eliminate interest rate exposure.

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Europe & Africa based on our average outstanding vault cash balance and interest rate derivatives for the quarter ended December 31, 2018 and assuming a 100 basis point increase in interest rates (in millions of USD):

Europe & Africa
Average outstanding vault cash balance	$1,149
Interest rate swap contracts fixed notional amount	(700)
Residual unhedged outstanding vault cash balance	$449

Additional annual interest incurred on 100 basis point increase	$4.49

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Australia based on our average outstanding vault cash balance and interest rate derivatives for the quarter ended December 31, 2018 and assuming a 100 basis point increase in interest rates (in millions):

Australia
Average outstanding vault cash balance	$240
Interest rate swap contracts fixed notional amount	(25)
Residual unhedged outstanding vault cash balance	$215

Additional annual interest incurred on 100 basis point increase	$2.15

As of December 31, 2018, we had an asset of $19.8 million and a liability of $3.3 million recorded in the accompanying Consolidated Balance Sheets related to our interest rate swap and foreign currency forward contracts, which represented the fair value asset or liability of the interest rate swap and foreign currency forward contracts, as derivative instruments are required to be carried at fair value. The fair value estimate was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These interest rate swap and foreign currency forward contracts are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP). The effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated other comprehensive loss, net within the accompanying

Consolidated Balance Sheets. The effective portion is reclassified into earnings in the Vault cash rental expense line in the accompanying Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings and has been forecasted into earnings.

Outlook. Although we currently hedge a substantial portion of our vault cash interest rate risk in the U.S., Canada, the U.K., and Australia, we may not be able to enter into similar arrangements for similar amounts in the future, and any significant increase in interest rates in the future could have an adverse impact on our business, financial condition, and results of operations by increasing our operating expenses. However, we expect that the impact on our consolidated financial statements from a significant increase in interest rates would be partially mitigated by the interest rate swap contracts that we currently have in place associated with our vault cash balances in the U.S., Canada, the U.K., and Australia and other protective measures we have put in place to mitigate such risk.

Interest expense. Our interest expense is also sensitive to changes in interest rates as borrowings under our revolving credit facility accrue interest at floating rates. In November 2018, we entered into a second amended and restated credit agreement (the “Credit Agreement”) increasing the available borrowings under our revolving credit facility to $600 million.  Subsequently, on December 19, 2018, we redeemed our outstanding 2022 Notes, drawing the necessary proceeds to fund the redemption from our revolving credit facility.  As of December 31, 2018, our outstanding borrowings under our revolving credit facility, which carries a floating interest rate, were $259.1 million. To mitigate the interest rate risk associated with these borrowings, we entered into new forward-starting interest rate swap contracts. These interest rate swaps have an aggregate notional amount of 80 million U.K. pounds sterling and begin January 2, 2019 decreasing to 50 million pounds on January 2, 2020, terminating January 1, 2021.

Outstanding Interest Rate Derivatives Associated with Revolving Credit Facility Borrowings

Notional Amounts	Weighted Average Fixed Rate
U.K. £		Term
(In millions)
£80	0.95%	January 2, 2019 – January 1, 2020
£50	0.95%	January 2, 2020 – January 1, 2021

Foreign Currency Exchange Rate Risk

As a result of our operations in the U.K., Ireland, Germany, Spain, Mexico, Canada, Australia, New Zealand, and South Africa, we are exposed to market risk from changes in foreign currency exchange rates. The functional currencies of our international subsidiaries are their respective local currencies. The results of operations of our international subsidiaries are translated into U.S. dollars using average foreign currency exchange rates in effect during the periods in which those results are recorded and the assets and liabilities are translated using the foreign currency exchange rate in effect as of each balance sheet reporting date. These resulting translation adjustments to assets and liabilities have been reported in Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets. As of December 31, 2018, this accumulated translation loss totaled $66.3 million compared to $24.4 million as of December 31, 2017.

Our consolidated financial results were significantly impacted by changes in foreign currency exchange rates during the year ended December 31, 2018 compared to the prior year. Our total revenues during the year ended December 31, 2018 would have been higher by approximately $10.7 million had the foreign currency exchange rates from the year ended December 31, 2017 remained unchanged. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, Euro, Mexican peso, Canadian dollar, Australian dollar, or South African rand, the effect upon our operating income would have been approximately $6.1 million for the year ended December 31, 2018. During 2018, we entered into forward currency contracts to mitigate our exposure to changes in foreign currency exchange rates related to expected cash flows generated in currencies other than the U.S. dollar that are expected to be converted into U.S. dollars within the next twelve months.

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

To the Shareholder and Board of Directors
Cardtronics plc:

Opinion on Internal Control Over Financial Reporting

We have audited Cardtronics plc and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors

Cardtronics plc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cardtronics plc and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

Houston, Texas

February 28, 2019

CARDTRONICS PLC

CONSOLIDATED BALANCE SHEETS

(In thousands, excluding share and per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$39,940	$51,370
Accounts and notes receivable, net of allowance for doubtful accounts of $3,005 and $2,001 as of December 31, 2018 and December 31, 2017, respectively	75,643	105,245
Inventory, net	11,392	14,283
Restricted cash	155,470	48,328
Prepaid expenses, deferred costs, and other current assets	84,386	96,106
Total current assets	366,831	315,332
Property and equipment, net of accumulated depreciation of $417,151 and $404,141 as of December 31, 2018 and December 31, 2017, respectively	460,187	497,902
Intangible assets, net	150,847	209,862
Goodwill	749,144	774,939
Deferred tax asset, net	8,658	6,925
Prepaid expenses, deferred costs, and other noncurrent assets	51,677	57,756
Total assets	$1,787,344	$1,862,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term liabilities	$20,266	$31,370
Accounts payable	39,310	44,235
Accrued liabilities	369,160	306,945
Total current liabilities	428,736	382,550
Long-term liabilities:
Long-term debt	818,485	917,721
Asset retirement obligations	54,413	59,920
Deferred tax liability, net	41,198	37,130
Other long-term liabilities	67,740	75,002
Total liabilities	1,410,572	1,472,323

Commitments and contingencies (See Note 19)

Shareholders' equity:
Ordinary shares, $0.01 nominal value; 46,134,381 and 45,696,338 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	461	457
Additional paid-in capital	327,009	316,940
Accumulated other comprehensive loss, net	(66,877)	(33,595)
Retained earnings	116,276	106,670
Total parent shareholders' equity	376,869	390,472
Noncontrolling interests	(97)	(79)
Total shareholders’ equity	376,772	390,393
Total liabilities and shareholders’ equity	$1,787,344	$1,862,716

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, excluding share and per share amounts)

	Year Ended
	December 31,
	2018	2017	2016
Revenues:
ATM operating revenues	$1,292,930	$1,451,372	$1,212,863
ATM product sales and other revenues	52,313	56,227	52,501
Total revenues	1,345,243	1,507,599	1,265,364
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below. See Note 1(d))	855,948	951,670	768,200
Cost of ATM product sales and other revenues	41,835	47,450	45,887
Total cost of revenues	897,783	999,120	814,087
Operating expenses:
Selling, general, and administrative expenses	170,490	174,237	153,782
Redomicile-related expenses	—	782	13,747
Restructuring expenses	6,586	10,354	—
Acquisition related expenses	3,191	18,917	9,513
Goodwill and intangible asset impairment	—	194,521	—
Depreciation and accretion expense	126,199	122,036	90,953
Amortization of intangible assets	52,911	57,866	36,822
Loss on disposal and impairment of assets	17,873	33,275	81
Total operating expenses	377,250	611,988	304,898
Income (loss) from operations	70,210	(103,509)	146,379
Other expenses:
Interest expense, net	35,429	35,036	17,360
Amortization of deferred financing costs and note discount	14,887	12,574	11,529
Redemption costs for early extinguishment of debt	6,408	—	—
Other (income) expense	(627)	3,524	2,958
Total other expenses	56,097	51,134	31,847
Income (loss) before income taxes	14,113	(154,643)	114,532
Income tax expense (benefit)	10,457	(9,292)	26,622
Net income (loss)	3,656	(145,351)	87,910
Net loss attributable to noncontrolling interests	(20)	(1)	(81)
Net income (loss) attributable to controlling interests and available to common shareholders	$3,676	$(145,350)	$87,991

Net income (loss) per common share – basic	$0.08	$(3.19)	$1.95
Net income (loss) per common share – diluted	$0.08	$(3.19)	$1.92

Weighted average shares outstanding – basic	45,988,775	45,619,679	45,206,119
Weighted average shares outstanding – diluted	46,436,439	45,619,679	45,821,527

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended
	December 31,
	2018	2017	2016
Net income (loss)	$3,656	$(145,351)	$87,910
Unrealized gain on interest rate swap contracts, net of deferred income tax expense of $2,795, $7,050, and $12,228 for the years ended December 31, 2018, 2017, and 2016, respectively.	8,656	17,029	15,990
Foreign currency translation adjustments, net of deferred income tax expense of $107, $(1,226), and $(2,548) for the years ended December 31, 2018, 2017, and 2016 respectively.	(41,938)	56,511	(34,999)
Other comprehensive (loss) income	(33,282)	73,540	(19,009)
Total comprehensive (loss) income	(29,626)	(71,811)	68,901
Less: Comprehensive loss attributable to noncontrolling interests	(17)	—	(99)
Comprehensive (loss) income attributable to controlling interests	$(29,609)	$(71,811)	$69,000

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other
	Common Shares		Paid-In	Comprehensive	Retained	Treasury	Noncontrolling
	Shares	Amount	Capital	Loss, Net	Earnings	Shares	Interests	Total
Balance as of January 1, 2016	44,954	$5	$374,564	$(88,126)	$185,897	$(102,566)	$19	$369,793
Issuance of common shares for share-based compensation, net of forfeitures	500	—	450	—	—	—	—	450
Repurchase of common shares	(128)	—	—	—	—	(3,959)	—	(3,959)
Share-based compensation expense	—	—	21,430	—	—	—	—	21,430
Additional tax benefit related to share-based compensation	—	—	338	—	—	—	—	338
Unrealized gain on interest rate swap contracts, net of deferred income tax expense of $12,228	—	—	—	15,990	—	—	—	15,990
Net income attributable to controlling interests	—	—	—	—	87,991	—	—	87,991
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(81)	(81)
Foreign currency translation adjustments, net of deferred income tax (benefit) of $(2,548)	—	—	—	(34,999)	—	—	(18)	(35,017)
Change in common shares, treasury shares, and additional paid-in capital associated with the Redomicile Transaction	—	448	(85,741)	—	(21,232)	106,525	—	—
Balance as of December 31, 2016	45,326	$453	$311,041	$(107,135)	$252,656	$—	$(80)	$456,935
Issuance of common shares for share-based compensation, net of forfeitures	370	4	104	—	—	—	—	108
Share-based compensation expense	—	—	14,375	—	—	—	—	14,375
Tax payments related to share-based compensation	—	—	(8,580)	—	—	—	—	(8,580)
Unrealized gain on interest rate swap and foreign currency forward contracts, net of deferred income tax expense of $7,050	—	—	—	17,029	(636)	—	—	16,393
Net income attributable to controlling interests	—	—	—	—	(145,350)	—	—	(145,350)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustments, net of deferred income tax (benefit) of $(1,226)	—	—	—	56,511	—	—	2	56,513
Balance as of December 31, 2017	45,696	$457	$316,940	$(33,595)	$106,670	$—	$(79)	$390,393
Cumulative effect of change in accounting principle	—	—	—	—	5,930	—	—	5,930
Issuance of common shares for share-based compensation, net of forfeitures	438	4	—	—	—	—	—	4
Share-based compensation expense	—	—	15,660	—	—	—	—	15,660
Tax payments related to share-based compensation	—	—	(5,591)	—	—	—	—	(5,591)
Unrealized gain on interest rate swap and foreign currency forward contracts, net of deferred income tax expense of $2,795	—	—	—	8,656	—	—	—	8,656
Net income attributable to controlling interests	—	—	—	—	3,676	—	—	3,676
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(20)	(20)
Foreign currency translation adjustments, net of deferred income tax (benefit) of $107	—	—	—	(41,938)	—	—	2	(41,936)
Balance as of December 31, 2018	46,134	$461	$327,009	$(66,877)	$116,276	$—	$(97)	$376,772

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$3,656	$(145,351)	$87,910
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	179,110	179,902	127,775
Amortization of deferred financing costs and note discount	14,887	12,574	11,529
Share-based compensation expense	15,660	14,395	21,430
Deferred income (benefit) tax	(1,738)	(16,298)	9,886
Loss on disposal and impairment of assets	17,873	33,275	81
Other reserves and non-cash items	153	5,055	1,901
Redemption cost for early extinguishment of debt	6,408	—	—
Goodwill and intangible asset impairment	—	194,521	—
Changes in assets and liabilities:
Decrease (increase) in accounts and notes receivable, net	28,015	6,616	(16,284)
Decrease (increase) in prepaid expenses, deferred costs, and other current assets	14,339	(18,679)	(12,491)
Increase in inventory, net	(1,737)	(1,673)	(1,191)
Decrease (increase) in other assets	7,357	(12,239)	(19,919)
(Decrease) increase in accounts payable	(2,619)	(24,938)	15,468
Increase in accrued liabilities	64,677	1,830	46,508
(Decrease) increase in other liabilities	(11,839)	1,597	(292)
Net cash provided by operating activities	334,202	230,587	272,311

Cash flows from investing activities:
Additions to property and equipment	(107,205)	(144,140)	(125,882)
Acquisitions, net of cash acquired	(1,150)	(484,602)	(22,669)
Proceeds from sale of assets and businesses	—	—	9,348
Net cash used in investing activities	(108,355)	(628,742)	(139,203)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	882,763	1,081,689	235,368
Repayments of borrowings under revolving credit facility	(745,148)	(976,161)	(311,362)
Proceeds from borrowings of long-term debt	—	300,000	—
Redemption of long-term notes	(250,000)	—	—
Debt issuance, modification, and redemption costs	(8,430)	(5,704)	—
Tax payments related to share-based compensation	(5,591)	(8,504)	—
Proceeds from exercises of stock options	14	104	673
Additional tax benefit related to share-based compensation	—	—	338
Repurchase of common shares	—	—	(3,959)
Net cash (used in) provided by financing activities	(126,392)	391,424	(78,942)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,862)	801	(6,440)
Net increase (decrease) in cash, cash equivalents, and restricted cash	95,593	(5,930)	47,726

Cash, cash equivalents, and restricted cash as of beginning of period	99,817	105,747	58,021
Cash, cash equivalents, and restricted cash as of end of period	$195,410	$99,817	$105,747

Supplemental disclosure of cash flow information:
Cash paid for interest	$41,115	$31,649	$16,718
Cash paid for income taxes	$851	$6,367	$17,886

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Summary of Significant Accounting Policies

(a) Description of Business

Cardtronics plc, together with its wholly and majority-owned subsidiaries (collectively, the “Company”), provides convenient automated financial related services to consumers through its global network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of December 31, 2018, Cardtronics was the world’s largest ATM owner/operator, providing services to approximately 227,000 ATMs globally,  33% of which are Company- owned.

During 2018, approximately 61% of the Company’s revenues were derived from operations in North America (including its ATM operations in the U.S., Canada, and Mexico), approximately 30% of the Company’s revenues were derived from operations in Europe and Africa (including its ATM operations in the U.K., Ireland, Germany, Spain, and South Africa), and approximately 9% of the Company’s revenues were derived from the Company’s operations in Australia and New Zealand. As of December 31, 2018, the Company provided processing only services or various forms of managed services solutions to approximately 138,000 ATMs. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on Cardtronics to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.

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

In addition to its retail merchant relationships, the Company also partners with leading financial institutions to brand selected ATMs within its network. These financial institutions include BBVA Compass Bancshares, Inc. (“BBVA”), Citibank, N.A. (“Citibank”), Citizens Financial Group, Inc. (“Citizens”), Cullen/Frost Bankers, Inc. (“Cullen/Frost”), Discover Bank (“Discover”), PNC Bank, N.A. (“PNC Bank”), Santander Bank, N.A. (“Santander”), and TD Bank, N.A. (“TD Bank”) in the U.S.; BMO Bank of Montreal (“BMO”), the Bank of Nova Scotia (“Scotiabank”), Canadian Imperial Bank Commerce (“CIBC”), DirectCash Bank and TD Bank in Canada; and the Bank of Queensland Limited (“BOQ”) and HSBC Holdings plc (“HSBC”) in Australia. In Mexico, the Company partners with Scotiabank and Banco Multiva. As of December 31, 2018, approximately 20,000 of the Company’s ATMs were under contract with approximately 500 financial institutions to place their logos on the ATMs and to provide convenient surcharge-free access for their banking customers.

The Company owns and operates the Allpoint network (“Allpoint”), the largest surcharge-free ATM network (based on the number of participating ATMs). Allpoint, which has approximately 55,000 participating ATMs, provides surcharge-free ATM access to over 1,200 participating credit unions, banks, and stored-value debit card issuers. For participants, Allpoint provides scale, density, and convenience of surcharge-free ATMs that surpasses the largest banks in the U.S. Allpoint earns either a fixed monthly fee per cardholder or a fixed fee per transaction that is paid by the participants. The Allpoint includes a majority of the Company’s ATMs in the U.S. and certain ATMs in the U.K., Canada, Mexico, and Australia. Allpoint also provides services to organizations that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer cards. Under these programs, the issuing organizations pay Allpoint a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

The Company’s revenues are generally recurring in nature, and historically have been derived largely from convenience transaction fees, which are paid by cardholders, as well as other transaction-based fees, including interchange fees, which are paid by the cardholder’s financial institution for the use of the ATMs serving their customers and connectivity to the applicable EFT network that transmits data between the ATM and the cardholder’s financial institution. Other revenue sources include: (i) fees from financial institutions that participate in Allpoint, (ii) fees for bank-branding ATMs and providing financial institution cardholders with surcharge-free access, (iii) revenues earned by providing managed services (including transaction processing services) solutions to retailers and financial institutions, (iv) fees earned from foreign currency exchange transactions at the ATM, known as dynamic currency conversion (“DCC”), and (v) revenues from the sale of ATMs and ATM-related equipment and other ancillary services.

(b) Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company. All material intercompany accounts and transactions have been eliminated in consolidation. The Company owns a majority (95.7%) interest in, and realizes a majority of the earnings and/or losses of Cardtronics Mexico S.A de C.V., thus this entity is reflected as a consolidated subsidiary in the financial statements, with the remaining ownership interests not held by the Company being reflected as noncontrolling interests.

In management’s opinion, all normal recurring adjustments necessary for a fair presentation of the Company’s current and prior period results have been made.

(c) Use of Estimates in the Preparation of the Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of this Annual Report on Form 10-K for the year ended December 31, 2018 (this “2018 Form 10-K”) and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include the carrying amount of intangibles, goodwill, asset retirement obligations (“ARO”), acquisition-related contingent consideration contingencies, and valuation allowances for receivables, inventories, and deferred income tax assets. Additionally, the Company is required to make estimates and assumptions related to the valuation of its derivative instruments and share-based compensation. Actual results could differ from those estimates and these differences could be material to the consolidated financial statements.

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

The following table reflects the amounts excluded from the Cost of ATM operating revenues line in the accompanying Consolidated Statements of Operations for the periods presented:

	Year Ended
	December 31,
	2018	2017	2016
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$92,805	$90,138	$70,702
Amortization of intangible assets	52,911	57,866	36,822
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues	$145,716	$148,004	$107,524

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

Any references to “the Company” or any similar references relating to periods before the redomicile to the U.K. (“Redomicile Transaction”), completed pursuant to the Agreement and Plan of Merger, dated April 27, 2016, the adoption of which was approved by Cardtronics Delaware’s Shareholders on June 28, 2016, shall be construed as references to Cardtronics Delaware, the previous parent company of the Cardtronics group of companies, and/or its subsidiaries depending on the context. The Redomicile Transaction was accounted for as an internal reorganization of entities under common control and, therefore, the Cardtronics Delaware assets and liabilities have been accounted for at their historical cost basis and not revalued in the transaction.

(f) Restructuring Expenses

During 2017, the Company initiated a global corporate reorganization and cost reduction initiative (the “Restructuring Plan”), intended to improve its cost structure and operating efficiency. The Restructuring Plan included workforce reductions, facilities closures, contract terminations, and other cost reduction measures.

The Company incurred $10.4 million of pre-tax expenses related to the Restructuring Plan during the year ended December 31, 2017. These costs consisted of employee severance and additional costs related to the wind down of its operations in Poland. During the year ended December 31, 2018, the Company implemented additional workforce reductions, in an effort to continue its cost reduction initiative and incurred $6.6 million of pre-tax expenses.

The following table reflect the amounts recorded in the Restructuring expenses line in the accompanying Consolidated Statements of Operations for the periods presented:

	Year Ended
	December 31,
	2018	2017
	(In thousands)
North America	$3,597	$3,668
Europe & Africa	1,646	2,942
Corporate	1,343	3,744
Total restructuring expenses	6,586	10,354

The following tables reflect the unpaid employee severance and lease termination costs presented within the Accrued liabilities and Other long-term liabilities lines in the accompanying Consolidated Balance Sheets.

	As of December 31, 2018
	North America	Europe & Africa	Corporate	Total
	(In thousands)
Accrued liabilities	$—	$373	$1,018	$1,391
Other long-term liabilities	—	140	—	140
Total restructuring liabilities	$—	$513	$1,018	$1,531

	As of December 31, 2017
	North America	Europe & Africa	Corporate	Total
	(In thousands)
Current portion of other long-term liabilities	$—	$52	$—	$52
Accrued liabilities	—	932	2,628	3,560
Other long-term liabilities	—	1,440	331	1,771
Total restructuring liabilities	$—	$2,424	$2,959	$5,383

The changes in the Company’s restructuring liabilities consisted of the following:

(In thousands)
Restructuring liabilities as of December 31, 2017	$5,383
Restructuring expenses	6,586
Payments	(10,438)
Restructuring liabilities as of December 31, 2018	$1,531

(g) Cash, Cash Equivalents, and Restricted Cash

For purposes of reporting financial condition, cash and cash equivalents include cash in bank and short-term deposit accounts. Additionally, the Company maintains cash on deposit with banks that is pledged for a particular use or restricted to support a liability. These balances are classified as Restricted cash in the Current assets or Noncurrent assets lines in the accompanying Consolidated Balance Sheets based on when the Company expects this cash to be paid. Current restricted cash largely consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. Restricted cash in current and noncurrent assets are offset by corresponding liability balances in the Accrued liabilities line in the accompanying Consolidated Balance Sheets.

The following table provides a reconciliation of the ending cash, cash equivalents, and restricted cash balances as of December 31, 2018, 2017, and 2016, corresponding with the balances reflected on our Consolidated Statements of Cash Flows.

	December 31,
	2018	2017	2016
	(In thousands)
Cash and cash equivalents	$39,940	$51,370	$73,534
Current and long-term restricted cash	155,470	48,447	32,213
Total cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows	$195,410	$99,817	$105,747

(h) ATM Cash Management Program

The Company relies on arrangements with various banks to provide the cash that it uses to fill its Company-owned, and in some cases merchant-owned and managed services ATMs. The Company refers to such cash as “vault cash.” The Company pays a monthly fee based on the average outstanding vault cash balance, as well as fees related to the bundling and preparation of such cash prior to it being loaded in the ATMs. At all times, beneficial ownership of the cash is retained by the vault cash providers, and the Company has no right to the cash and no access to the cash except for the ATMs that are serviced by the Company’s wholly-owned armored courier operations in the U.K. While the U.K. armored courier operations have physical access to the cash loaded in the ATMs, beneficial ownership of that cash remains with the vault cash provider at all times. The Company’s vault cash arrangements expire at various times through December 2021. For additional information related to the concentration risk associated with the Company’s vault cash arrangements, see Note 21. Concentration Risk. Based on the foregoing, the ATM vault cash, and the related obligations, are not reflected in the consolidated financial statements. The average outstanding vault cash balance in the Company’s ATMs for the years ended December 31, 2018 and 2017 was $3.1 billion and $3.9 billion, respectively.

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

The following table reflects the Company’s primary inventory components:

	December 31, 2018	December 31, 2017
	(In thousands)
ATMs	$1,990	$3,181
ATM spare parts and supplies	9,572	12,935
Total inventory	11,562	16,116
Less: Inventory reserves	(170)	(1,833)
Inventory, net	$11,392	$14,283

(k) Property and Equipment, net

Property and equipment are stated at cost, and depreciation is calculated using the straight-line method over estimated useful lives ranging from three to ten years. Most new ATMs are depreciated over eight years and most refurbished ATMs and installation-related costs are depreciated over five years, all on a straight-line basis. Leasehold improvements and assets subject to capital leases are depreciated over the useful life of the asset or the lease term, whichever is shorter. As of December 31, 2018 our capital leases were insignificant. Also reported in property and equipment are ATMs and the associated equipment the Company has acquired for future installation or has temporarily removed from service and plans to re-deploy. These ATMs are held as available for deployment or deployments in process and are not depreciated until installed or re-deployed. Significant refurbishment costs that extend the useful life of an asset, or enhance its functionality are capitalized and depreciated over the estimated remaining life of the improved asset. Property and equipment are reviewed for impairment at least annually and additionally whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.

In most of the Company’s markets, maintenance services on ATMs are generally performed by third-party service providers and are generally incurred as a fixed fee per month per ATM. In the U.K. and Canada, maintenance services are to differing degrees mostly performed by in-house technicians. In all cases, maintenance costs are expensed as incurred.

Also reported within property and equipment are costs associated with internally-developed technology assets and implementation costs associated with our new ERP. The Company capitalizes certain internal and external costs associated with developing new or enhanced products and technology that are expected to benefit multiple future periods through enhanced revenues and/or cost savings and efficiencies. Internally developed projects are placed into service and depreciation is commenced once available for use. These projects are generally depreciated on a straight-line basis over estimated useful lives of three to nine years.

Depreciation expense for the years ended December 31, 2018, 2017, and 2016 was $124.3 million, $120.2 million, and $89.1 million, respectively. As of December 31, 2018, the Company did not have any material capital leases outstanding.

(l) Intangible Assets Other Than Goodwill

The Company’s intangible assets include merchant and bank-branding contracts/relationships acquired in connection with business acquisitions and asset acquisitions of ATMs and ATM-related assets (i.e., the right to receive future cash flows related to transactions occurring at these ATM locations). They also include exclusive license agreements and site acquisition costs (i.e., the right to be the exclusive ATM provider, at specific ATM locations), trade names, technology, non-compete agreements, and deferred financing costs relating to the Company’s revolving credit facility. For additional information, see Note 12. Long-Term Debt.

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

The Company tests its acquired merchant and bank-branding contract/relationship assets for impairment, on an individual contract/relationship basis for the Company’s significant contracts/relationships, and on a portfolio basis for all other acquired contracts/relationships. If, subsequent to the acquisition date, circumstances indicate that a shorter estimated useful life is warranted for an acquired portfolio or an individual contract/relationship as a result of changes in the expected future cash flows, then that individual contract/relationship or portfolio’s remaining estimated useful life and related amortization expense are adjusted accordingly on a prospective basis.

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

During September 2017, the Company experienced a significant market shift in Australia, which caused an impairment analysis to be performed that resulted in a $54.5 million impairment of the customer relationships and trade name intangible assets held in the Australia & New Zealand reporting unit. For additional information, see (m) Goodwill -  Interim Evaluation as of September 30, 2017 and Note 9. Intangible Assets.

(m) Goodwill

Included within the Company’s assets are goodwill balances that have been recognized in conjunction with its purchase accounting for completed business combinations. Under U.S. GAAP, goodwill is not amortized but is evaluated periodically for impairment. The Company performs this evaluation annually as of December 31 or more frequently if there are indicators that suggest the fair value of a reporting unit may be below its carrying value. The Company initially assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment analysis. The qualitative and quantitative evaluations are performed at a reporting unit level, which has been determined based on a number of factors, including: (i) whether or not the group has any recorded goodwill, (ii) the availability of discrete financial information, and (iii) how business unit performance is measured and reported. The Company has identified seven separate reporting units for its goodwill assessments: (i) the U.S. operations, (ii) the U.K. operations, (iii) the Australia & New Zealand operations, (iv) the Canada operations, (v) the South African operations, (vi) the Germany operations, and (vii) the Mexico operations. Based on a qualitative assessment, if it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a quantitative goodwill impairment analysis and uses a two-step approach to test goodwill for potential impairment. Step One of the quantitative approach compares the estimated fair value of a reporting unit to its carrying value. If the carrying value exceeds the estimated fair value, then a Step Two impairment calculation is performed. Step Two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit, as if the reporting unit was newly acquired in a business combination. If the carrying value of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized. In connection with the determination of potential impairment triggering events, the long-lived assets held by the reporting units may, on the basis of a qualitative and quantitative analysis, be determined to have carrying values that are not recoverable and in excess of their associated fair values, in which case an impairment would also be recognized related to these intangible and fixed assets.

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

Interim Evaluation as of September 30, 2017

In late September 2017, Australia’s four largest banks, the Commonwealth Bank of Australia (“CBA”), Australia and New Zealand Banking Group Limited (“ANZ”), Westpac Banking Corporation (“Westpac”), and National Australia Bank Limited (“NAB”), each independently announced decisions to remove all direct charges to users on domestic transactions completed on their respective ATM networks. Collectively, these four banks account for approximately one third of the total ATMs in Australia. This unexpected market shift appears to have been instigated by a decision and announcement by CBA, the largest Australian bank, to immediately remove direct charges to all users of its ATMs, regardless of whether or not the ATM user is a customer of the bank. In early October 2017, ANZ, Westpac, and NAB followed by removing direct charges on their ATM networks. Australia has historically been a direct charge ATM market, where cardholders pay a fee (or “direct charge”) to the operator of an ATM for each transaction, unless the ATM where the transaction was completed is part of the cardholder’s issuing bank ATM network. There currently is no broad interchange arrangement in Australia between card issuers and ATM operators to compensate the ATM operator for its service to a financial institution’s cardholder. During the nine months ended September 30, 2017, more than 80% of the Company’s revenues in Australia were sourced from direct charges paid by cardholders. As a result of this introduction of free-to-use ATMs in Australia and the resulting significant increase in availability of free-to-use ATMs to users, the Company determined that its future surcharge revenues in Australia had likely been materially adversely impacted. These developments were identified as an indicator of impairment, and the Company determined that in the presence of this indicator that it was more likely than not that the fair value of the Australia & New Zealand reporting unit had fallen below its carrying value.

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

The discount rates used in the September 30, 2017 Step One income approach were determined using a weighted average cost of capital that reflected the risks and uncertainties in each reporting unit’s cash flow estimates. The weighted average cost of capital included an estimated cost of debt and equity. The cost of equity was estimated using the capital asset pricing model, which included inputs for a long-term risk-free rate, equity risk premium, country risk premium, and a beta volatility factor estimate. The discount rates utilized in the September 30, 2017 Step One analysis ranged from 9.3% to 16.9% across the Company’s seven reporting units. The market approach resulted in an estimated fair value based on the Company’s market capitalization that is computed using the market price of its common stock and the number of shares outstanding as of the impairment test date. The sum of the estimated fair values for each reporting unit, as computed using the income approach, was then compared to the fair value of the Company as a whole, as determined based on the market approach plus an estimated control premium. All of the assumptions utilized in estimating the fair value of the Company’s reporting units and performing the goodwill impairment test are inherently uncertain and require significant judgment on the part of management.

The Step One analysis, performed as of September 30, 2017 indicated that the fair value of the Company’s Australia & New Zealand reporting unit was significantly below its carrying value. Therefore, the Company engaged a third-party valuation expert and proceeded with its Step Two analysis utilizing an income approach consistent with the approach used to perform the purchase accounting for its recent business combinations. With respect to the Company’s forecasted financial projections for its Australia & New Zealand reporting unit, management made certain assumptions regarding the potential impact this triggering event would have on the Company’s future revenues based on inherently uncertain information as a result of the recent market shift. With only very preliminary information available regarding the impact of the recent changes implemented by Australia’s four largest banks, the Company evaluated a range of possible impacts and ultimately determined that there would likely be a significant and prolonged adverse impact on the Company’s ATMs as a result of the banks’ actions described above, and the Company incorporated assumptions related to these potential impacts in its financial forecasts. Management prepared these forecasts based on the best information available at the time, including assumptions related to future transaction volumes and consumer habits. While management attempted to make reasonable and conservative assessments of future activities, those assumptions, and future impairment assessments, are subject to change in the future as actual patterns and transaction volumes develop.

Upon completion of the goodwill impairment analysis as of September 30, 2017, the Company determined that the implied fair value of its goodwill associated with its Australia & New Zealand reporting unit was below its carrying value. Accordingly, the Company recorded a goodwill impairment charge of $140.0 million to reduce the goodwill balance of its Australia & New Zealand reporting unit to its implied fair value. The Company also recognized a $54.5 million impairment of the customer relationships and trade name intangible assets in the Australia & New Zealand reporting unit. The carrying values of these assets were not deemed recoverable via their undiscounted cash flows; therefore, the fair values of these assets were re-evaluated using the income approach as of September 30, 2017, consistent with the approach used to value these assets in conjunction with the acquisition of DCPayments that was completed on January 6, 2017. The goodwill and intangible asset impairment charges recognized in 2017 are reflected within the Goodwill and intangible asset impairment line item in the accompanying Consolidated Statement of Operations. In addition, the Company recognized an impairment charge of $19.0 million related to other long-lived assets in the Australia & New Zealand reporting unit, and a charge of $2.5 million to adjust the Australia & New Zealand reporting unit inventory to its estimated net realizable value. The other long-lived assets and inventory charges are recognized in the Loss (gain) on disposal and impairment of assets line item in the accompanying Consolidated Statement of Operations. The Company recognized a non-cash income tax benefit of $22.5 million in the three and nine months ended September 30, 2017, to remove the deferred tax liabilities associated with the intangible and fixed assets that were impaired.

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

As of December 31, 2017, the majority of the Company’s reporting units were determined to have fair values significantly in excess of their carrying values. The fair value of the Company’s Canada reporting unit was not significantly in excess of its carrying value as of December 31, 2017, due to the recent acquisition of the Canada operations of DCPayments in January 2017 at fair value. The estimated combined fair value of all reporting units as of December 31, 2017 resulted in an implied control premium for the enterprise comparable to recent market transactions.

Annual Goodwill Impairment Evaluation as of December 31, 2018

For the goodwill impairment evaluation as of December 31, 2018, the Company elected to perform the optional qualitative assessment allowed under the applicable guidance to determine if it was necessary to perform a quantitative assessment. Based on the results of the qualitative assessment performed at December 31, 2018, the Company determined that it was not more likely than not that the carrying value of any reporting unit exceeded its fair value. As such, the Company determined that a quantitative assessment was not necessary. All of the assumptions utilized in performing a qualitative and quantitative assessments of reporting unit fair value are inherently uncertain and require significant judgment on the part of management.

(n) Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes, which are based on temporary differences between the amount of taxable income and income before provision for income taxes and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are reported in the consolidated financial statements at current income tax rates. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As the ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In the event the Company does not believe it is more likely than not that it will be able to utilize the related tax benefits associated with deferred tax assets, valuation allowances will be recorded to reserve for the assets, see Note 20. Income Taxes.

(o) Asset Retirement Obligations (“ARO”)

The Company estimates the fair value of future ARO costs associated with the costs to deinstall its ATMs, and in some cases, restore the ATM sites to their original condition, and recognizes this amount as a liability on a pooled basis based on the estimated deinstallation dates in the period in which it is incurred and can be reasonably estimated. The Company’s fair value estimates of liabilities for ARO’s generally involve discounted future cash flows. The Company capitalizes the initial estimated fair value amount of the ARO asset and depreciates the ARO over the asset’s estimated useful life. Subsequent to recognizing the initial liability, the Company recognizes an ongoing expense for changes in such liabilities due to the passage of time (i.e., accretion expense), which is recorded in the Depreciation and accretion expense line in the accompanying Consolidated Statements of Operations. As the liability is not revalued on a recurring basis, it is periodically reviewed for reasonableness based on current machine count and updated cost estimates to deinstall ATMs. Upon settlement of the liability, the Company recognizes a gain or loss for any difference between the settlement amount and the liability recorded. For additional information related to the Company’s AROs, see Note 13. Asset Retirement Obligations.

(p) Share-Based Compensation

The Company calculates the fair value of share-based awards to its Board of Directors (the “Board”) and employees on the date of grant and recognizes the calculated fair value, net of estimated forfeitures, as share-based compensation expense over the underlying requisite service periods of the related awards. For additional information related to the Company’s share-based compensation, see Note 5. Share-Based Compensation.

(q) Derivative Financial Instruments

The Company utilizes derivative financial instruments to hedge its exposure to changing interest rates related to the Company’s ATM cash management activities, its exposure to changing interest rates on its revolving credit facility and on a limited basis, the Company’s exposure to foreign currency transactions. The Company does not enter into derivative transactions for speculative or trading purposes, although circumstances may subsequently change the designation of its derivatives to economic hedges.

The Company records derivative instruments at fair value in the accompanying Consolidated Balance Sheets. These derivatives, which consist of interest rate swap, interest rate caps and foreign currency forward contracts, are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. The majority of the Company’s derivative instruments have been accounted for as cash flow hedges, and accordingly, changes in the fair values of such derivatives have been reported in the Accumulated other comprehensive loss, net line in the accompanying Consolidated Balance Sheets. For additional information related to the Company’s derivative financial instruments, see Note 17. Derivative Financial Instruments.

In connection with the issuance of the $287.5 million of 1.00% Convertible Senior Notes due December 2020 (the “Convertible Notes”), the Company entered into separate convertible note hedge and warrant transactions with certain of the initial purchasers to reduce the potential dilutive impact upon the conversion of the Convertible Notes. For additional information related to the Company’s convertible note hedges and warrant transactions, see Note 12. Long-Term Debt.

(r) Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. U.S. GAAP does not require the disclosure of the fair value of lease financing arrangements and non-financial instruments, including intangible assets such as goodwill and the Company’s merchant and bank-branding contracts/relationships. For additional information related to the Company’s fair value evaluation of its financial instruments, see Note 18. Fair Value Measurements.

(s) Foreign Currency Exchange Rate Translation

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

The Company currently believes that the unremitted earnings of certain of its subsidiaries will be reinvested in the corresponding country of origin for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts.

(t) Advertising Costs

Advertising costs are expensed as incurred and totaled $4.2 million, $5.0 million, and $5.0 million during the years ended December 31, 2018, 2017, and 2016, respectively, and are reported in the Selling, general, and administrative expenses line in the accompanying Consolidated Statements of Operations.

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

(v) Contingencies

The Company evaluates its accounting and disclosures for contingencies on a recurring basis in accordance with U.S. GAAP. As of December 31, 2018, the Company had a material contingent liability for acquisition-related contingent consideration associated with its purchase of Spark ATM Systems Pty Ltd. For additional information, see Note. 4 Acquisitions and Note. 19 Commitments and Contingencies.

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

On January 1, 2018, the Company recorded a net credit to opening retained earnings of approximately $5.9 million, representing the cumulative impact of adopting the new revenue standard. This adjustment was entirely related to the deferral of contract acquisition costs, consisting of sales commissions and other directly related costs totaling approximately $7.5 million, net of the related tax impact of approximately $1.6 million. During the year ended December 31, 2018, the Company recognized sales commission expense and other directly related costs as a result of amortizing the amounts deferred. The incremental expenses recognized during the period was not material.

The cumulative effect of the changes made to the January 1, 2018 Consolidated Balance Sheet for the adoption were as follows:

	December 31, 2017 as Reported	Adjustments Due to Topic 606	January 1, 2018 Upon Adoption
	(In thousands)
Assets
Prepaid expenses, deferred costs, and other current assets	$96,106	$2,919	$99,025
Prepaid expenses, deferred costs, and other noncurrent assets	57,756	4,590	62,346

Liabilities
Deferred tax liability, net	$37,130	$1,579	$38,709

Equity
Retained earnings	$106,670	$5,930	$112,600

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

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”), which was intended to eliminate the stranded tax effects within AOCI resulting from the Tax Cuts and Jobs Act (“the “Tax Act”) that was enacted on December 22, 2017. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. Cardtronics elected to early adopt this guidance effective January 1, 2018. The impact of adoption on the Company’s consolidated financial statements was not material.

In March 2018, the FASB issued ASU No. 2018-05, Amendments to the Securities and Exchange Commission (the “SEC”) Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, to add various SEC paragraphs to ASC 740 Income Taxes. This guidance was issued by the SEC in December 2017 to provide immediate guidance for accounting implications of U.S. tax reform under the Tax Act. The Company has applied this guidance to its consolidated financial statements and related disclosures for the period ended March 31, 2018.

In August 2018, the SEC issued the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification that amends certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded. The amendments include removing the requirement to disclose the historical and pro forma ratio of earnings to fixed charges (Exhibit 21) and replacing the requirement to disclose the high and low trading prices of the Company’s ordinary shares with a requirement to disclose the ticker symbol of its shares. Additionally, the final rule extends to interim periods the annual disclosure requirement of presenting changes in each caption of stockholders’ equity and the amount of dividends per share. These disclosures are required to be provided for the current and comparative year-to-date interim periods. The final rule is effective for all filing on or after November 5, 2018. The Company adopted all relevant disclosure requirements.

Accounting Pronouncements Issued But Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous U.S. GAAP. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements (as amended, the “Lease Standard”). The Lease Standard establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Lease Standard is effective for the Company on January 1, 2019 and the Company plans to adopt the Lease Standard on its effective date.

The Lease Standard provides for the use of the modified retrospective transition approach, applying the Lease Standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the Lease Standard for the comparative periods. The Company expects to adopt the Lease Standard on January 1, 2019 using the effective date as its date of initial application. Consequently, financial information will not be updated or recast for dates and periods before January 1, 2019.

The Lease Standard provides a number of optional practical expedients in transition. The Company expects to elect the package of practical expedients, which permits it not to reassess under the Lease Standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company expects to elect all of the Lease Standards available transition practical expedients. The Company expects that this standard will have a material effect on its financial statements, principally to the consolidated balance sheets. While it finalizes the effects of adoption, it currently believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for is operating leases as well as certain ATM placement agreements that contain fixed payments and are deemed to contain an operating lease under the Lease Standard; (2) the derecognition and reclassification of existing prepaid and deferred rent balances; and (3) the additional disclosures that will be required concerning its leasing activities.

Upon adoption, the Company expects to recognize additional operating liabilities ranging between $95 to $105 million and ROU assets, net of associated lease incentives ranging between $85 to $95 million. Any gains or losses associated with this change in accounting will be recognized upon adoption through opening retained earnings as of the effective date. The Lease Standard is not expected to have a material impact on the Company’s statements of operations or on the Company’s debt-covenant compliance under its current agreements.

The Company does not expect that it will elect the short-term lease recognition exemption for any of its vehicle and equipment leases, as the lease terms associated with our operating leases are routinely longer than 12 months. In addition, the Company currently expects that it will elect the practical expedient to not separate lease and non-lease components for its ATM placement agreements that contain fixed payments and are deemed to contain an operating lease under the Lease Standard.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. This guidance requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2019 and does not expect it will have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test and the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, and early adoption is permitted. The Company is currently evaluating this guidance and has not yet concluded whether it will early adopt in 2019. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This guidance is intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. This guidance is effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2019 and does not expect it will have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement which modifies the disclosure requirements on fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating this guidance and has not yet concluded whether it will early adopt in 2019. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This guidance is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company plans to adopt this guidance when effective in 2020. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

(3) Revenue Recognition

Disaggregated Revenues

The following tables detail the revenue of the Company’s reportable segments disaggregated by financial statement line and component:

	Year Ended December 31, 2018
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated

Surcharge revenues	$359,154	$120,906	$90,110	$–	$570,170
Interchange revenues	143,803	269,064	5,451	–	418,318
Bank-branding and surcharge-free network revenues	179,760	–	–	–	179,760
Managed services revenues	50,269	–	16,462	–	66,731
Other revenues	53,634	10,421	5,115	(11,219)	57,951
Total ATM operating revenues	$786,620	$400,391	$117,138	$(11,219)	$1,292,930

ATM product sales	$39,875	$3,312	$117	$–	$43,304
Other revenues	2,790	6,067	152	–	9,009
ATM product sales and other revenues	42,665	9,379	269	–	52,313
Total revenues	$829,285	$409,770	$117,407	$(11,219)	$1,345,243

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied. Revenue is recorded in ATM operating revenues and ATM product sales and other revenues line in the accompanying Consolidated Statements of Operations.

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

•

Bank-branding and surcharge-free network revenues. Under a bank-branding arrangement, ATMs that are owned and operated by the Company are branded with the logo of the branding financial institution. The financial institution’s customers have access to use those bank-branded ATM’s without paying a surcharge fee. Under the Company’s surcharge-free network arrangements, financial institutions that participate pay either a fixed monthly fee per cardholder or a fixed fee per transaction so that cardholders gain surcharge-free access to our large network of ATMs. Bank-branding and surcharge-free network revenues are generally recognized monthly on a per ATM or per cardholder basis, except for transaction-based fee arrangements which are recognized daily as they occur. Any up-front fees associated with these arrangements are recognized ratably over the life of the arrangement.

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

Due to the transactional nature of the Company’s revenue, there are no significant judgments that affect the determination of the amount and timing of its revenues.

Contract Balances

As of December 31, 2018, the Company has recognized no significant contract assets apart from accounts receivables that relate to completed performance obligations. Contract liabilities totaled $8.4 million and $5.7 million at December 31, 2018 and December 31, 2017, respectively. These amounts represent deferred revenues for advance consideration received largely in relation to bank-branding and surcharge-free network arrangements. The revenue recognized during the year ended December 31, 2018 on previously recognized deferred revenues was not material. The Company expects to recognize the revenue associated with its contract liabilities ratably over various periods extending over the next 36 months. During the year ended December 31, 2018, the Company did not recognize any significant impairment losses related to its accounts receivable or contract assets. For additional information related to the allowance for doubtful accounts, see Note  1. General and Basis of Presentation - (i) Accounts Receivable, net of Allowance for Doubtful Accounts.

Contract Cost

The Company expects that the incremental commissions paid to sales personnel, together with other associated costs, are recoverable, and therefore, the Company capitalizes these amounts as deferred contract acquisition costs. Upon adoption of the new revenue standard on January 1, 2018, the Company recognized deferred sales commissions of $7.5 million, and as of December 31, 2018, the deferred sales commissions totaled $7.9 million. Sales commissions capitalized are generally amortized over a 4 - 5 year period corresponding with the related placement agreements. Similarly, and consistent with past practice, the costs incurred to fulfill a contract, largely consisting of prepaid merchant commissions and other consideration paid or provided to merchant partners, are capitalized and recognized over the duration of the related contract.

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

The DCPayments acquisition was accounted for as a business combination using the purchase method of accounting under the provisions of ASC Topic 805, Business Combinations. In accordance with this guidance, all assets acquired and liabilities assumed have been recorded at their estimated fair value as of the acquisition date and any excess of the purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed has been recognized as goodwill. In conjunction with the transaction, the Company recognized current and other noncurrent assets of $50.4 million, property and equipment of $68.8 million, goodwill of $300.3 million, intangible assets of $182.1 million, current and other long-term liabilities of $74.0 million, ARO of $8.9 million, and a deferred tax liability of $23.2 million.

On January 31, 2017, the Company completed the acquisition of Spark ATM Systems Pty Ltd. (“Spark”), an independent ATM operator in South Africa, with a network of approximately 2,300 ATMs. The initial purchase consideration of approximately $19.5 million was paid in cash. In addition to the initial consideration, the total purchase price also includes potential additional contingent consideration up to $55.5 million at the December 31, 2018 foreign currency exchange rate. The contingent consideration will vary based upon performance relative to certain agreed upon earnings targets in 2019 and 2020 and would be payable to the previous investors in 2020 and 2021, respectively. The recognized acquisition date fair value of the contingent consideration was $34.8 million, at the January 31, 2017 foreign currency exchange rate, as determined with the assistance of an independent appraisal firm using forecasted future financial projections and other Level 3 inputs. For additional information related to the Company’s fair value estimates, see Note 18. Fair Value Measurements. In conjunction with the transaction, the Company also recognized property and equipment of $5.3 million, goodwill of $48.2 million, intangible assets of $2.8 million, ARO of $0.4 million, and other net liabilities of $1.5 million.

(5) Share-Based Compensation

The Company accounts for its share-based compensation by recognizing the grant date fair value of share-based awards, net of estimated forfeitures, as share-based compensation expense over the underlying requisite service periods of the related awards. The grant date fair value is based upon the Company’s share price on the date of grant.

The following table reflects the total share-based compensation expense amounts reported in the accompanying Consolidated Statements of Operations:

	Year Ended
	December 31,
	2018	2017	2016
	(In thousands)
Cost of ATM operating revenues	$788	$543	$875
Selling, general, and administrative expenses	14,872	13,852	20,555
Total share-based compensation expense	$15,660	$14,395	$21,430

Total share-based compensation expense increased $1.3 million during the year ended December 31, 2018 compared to the prior year due to the amount and timing of share-based payment awards, net of forfeitures.  Total share-based compensation expense decreased $7.0 million during the year ended December 31, 2017 compared to the prior year partially due to: (i) a lower expected payout for the performance-based awards compared to the prior year and (ii) a higher level of forfeitures during the period as a result of the Company’s Restructuring Plan and the associated employee terminations. The employee terminations resulted in the net reversal of $1.5 million in share-based compensation expense during the three months ended March 31, 2017.

Share-based compensation plans. The Company currently has two long-term incentive plans - the Third Amended and Restated 2007 Stock Incentive Plan (as amended, the “2007 Plan”) and the 2001 Stock Incentive Plan (“2001 Plan”). The purpose of each of these plans is to provide members of the Board and employees of the Company additional incentive and reward opportunities designed to enhance the profitable growth of the Company. Equity grants awarded under these plans generally vest in various increments up to four years based on continued employment. The Company handles stock option exercises and other share grants through the issuance of new common shares.

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

2007 Plan. The 2007 Plan provides for the granting of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, options that do not constitute incentive stock options, Restricted Stock Awards (“RSAs”), phantom share awards, Restricted Stock Units (“RSUs”), bonus share awards, performance awards, and annual incentive awards. The number of common shares that may be issued under the 2007 Plan may not exceed 9,679,393 shares. The shares issued under the 2007 Plan are subject to further adjustment to reflect share dividends, share splits, recapitalizations, and similar changes in the Company’s capital structure. As of December 31, 2018, 651,459 options and 7,155,614 shares of RSAs and RSUs, net of cancellations, had been granted under the 2007 Plan, and options to purchase 301,875 common shares have been exercised.

2001 Plan. No awards were granted in 2018, 2017, and 2016 under the Company’s 2001 Plan. As of December 31, 2018, options to purchase an aggregate of 6,438,172 common shares, net of cancellations, had been granted pursuant to the 2001 Plan, all of which the Company considered as non-qualified stock options, and 6,306,821 of these options had been exercised.

Restricted Stock Units. The Company grants RSUs under its Long-Term Incentive Plan (“LTIP”), which is an annual equity award program under the 2007 Plan. The ultimate number of RSUs that are determined to be earned under the LTIP are approved by the Compensation Committee of the Company’s Board of Directors on an annual basis, based on the Company’s achievement of certain performance levels during the calendar year of its grant or the associated performance period, if longer than one year. The majority of these grants have both a service-based (“Time-RSUs”) and a performance-based vesting schedule (“Performance-RSUs”), and for these the Company recognizes the related compensation expense based on the estimated performance levels that management believes will ultimately be met. In addition, a portion of the awards are Time-RSUs and the associated expense is recognized ratably up to four years. Finally, a limited number of RSUs have a market-based and service based vesting schedule (“Market-Based-RSUs”). For these grants, the Company recognizes the estimated grant date fair value over a 36 month period. Performance-RSUs and Time-RSUs are convertible into the Company’s common shares after the passage of the vesting periods, which are generally 24, 36, and 48 months from January 31 of the grant year, at the rate of 50%, 25%, and 25%, respectively. Performance-RSUs and Market-Based RSUs will be earned to the extent the Company achieves the associated performance-based or market-based vesting conditions. Although these RSUs are not considered to be earned and outstanding until the vesting conditions are met, the Company recognizes the related compensation expense over the requisite service period (or to an employee’s qualified retirement date, if earlier) using a graded vesting methodology. RSUs are also granted outside of LTIPs, with or without performance-based vesting requirements.

The number of the Company’s non-vested RSUs as of December 31, 2018, and changes during the year ended December 31, 2018, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of December 31, 2017	1,006,009	$37.88
Granted	723,045	$26.96
Vested	(657,814)	$38.67
Forfeited	(160,075)	$37.34
Non-vested RSUs as of December 31, 2018	911,165	$28.74

The above table only includes earned RSUs; therefore, the Performance-RSUs and Market-Based RSUs granted in 2018 but not yet earned are not included. The number of Performance-RSUs granted at target in 2018, net of actual forfeitures, was 304,114 units with a grant date fair value of $22.84 per unit. The number of Market-Based RSUs granted in 2018, net of actual forfeitures, was 134,989 units with a grant date fair value of $24.13 per unit. Time-RSUs are included as granted. The weighted average grant date fair value of the RSUs granted was $26.96,  $37.80, and $37.63 for the years ended December 31, 2018, 2017, and 2016, respectively. The total fair value of RSUs that vested during the years ended December 31, 2018, 2017, and 2016 was $16.7 million, $26.0 million, and $16.1 million, respectively. Compensation expense associated with RSUs totaled $15.1 million, $14.5 million, and $21.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, the unrecognized compensation expense associated with earned RSUs was $13.3 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted average vesting period of approximately 1.7 years.

Options. The number of the Company’s outstanding stock options as of December 31, 2018, and changes during the year ended December 31, 2018, are presented below:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding as of December 31, 2017	1,250	$9.69
Granted	234,959	22.31
Exercised	(1,250)	9.69
Options outstanding as of December 31, 2018	234,959	$22.31	$867	9.25	years

Options vested and exercisable as of December 31, 2018	—	$—	$—	—	years

For the year ended December 31, 2018, the total intrinsic value of options exercised, estimated tax benefits to the Company of the options exercised, and the cash received by the Company as a result of option exercises were all immaterial. Options exercised during the years ended December 31, 2017 and 2016 had a total intrinsic value of $0.3 million and $2.1 million, respectively, which resulted in estimated tax benefits to the Company of $0.1 million and $0.7 million, respectively. The cash received by the Company as a result of option exercises was $0.1 million and $0.7 million for the years ended December 31, 2017 and 2016, respectively. Compensation expense associated with options totaled  $0.6 million for the year ended December 31, 2018.  No compensation expense was recorded for the years ended December 31, 2017 and 2016. As of December 31, 2018, the unrecognized compensation expense associated with outstanding options was $1.4 million, which will be recognized over the remaining weighted average vesting period of approximately 2.1 years.

Fair value assumptions. The Company utilizes the Black-Scholes option-pricing model to value options, which requires the input of certain subjective assumptions, including the expected life of the options, a risk-free interest rate, a dividend rate, an estimated forfeiture rate, and the future volatility of the Company’s common equity. These assumptions are based on management’s best estimate at the time of grant. Value assumptions as of December 31, 2018 are presented below:

Valuation assumptions:
Expected option term (in years)	6
Expected volatility	33.02%
Expected dividend yield	0.00%
Risk-free interest rate	2.62%

Restricted Stock Awards. As of December 31, 2018, all Restricted Stock Awards (“RSAs”) have fully vested and the Company has no unrecognized compensation expense. The Company ceased granting RSAs in 2013.

(6) Earnings (Loss) per Share

The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common shareholders) when their impact on net income available to common shareholders is anti-dilutive.

Potentially dilutive securities for the years ended December 31, 2018, 2017, and 2016 included all outstanding stock options, RSAs, and RSUs, which were included in the calculation of diluted earnings per share for these periods. The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s Convertible Notes were excluded from diluted shares outstanding as the exercise price exceeded the average market price of the Company’s common shares. The effect of the note hedge, described in Note. 12. Long-Term Debt, was also excluded as the effect is anti-dilutive.

Additionally, the restricted shares issued under RSAs have a non-forfeitable right to cash dividends, if and when declared by the Company. Accordingly, restricted shares issued under RSAs are considered to be participating securities.

For the year ended December 31, 2018, there were no unvested RSAs. For the year ended December 31, 2017, the Company did not allocate the undistributed loss among the vested restricted shares as they did not carry an obligation to share in the loss. For the year ended December 31, 2016, the Company allocated the undistributed earnings among its outstanding common shares and issued but unvested restricted shares.

The allocated details are as follows:

Earnings (Loss) per Share (in thousands, excluding share and per share amounts)

	2018
	Income	Weighted Average Shares Outstanding	Earnings per Share
Basic:
Net income attributable to controlling interests and available to common shareholders	$3,676
Less: Undistributed earnings allocated to unvested RSAs
Net income available to common shareholders	$3,676	45,988,775	$0.08

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$—
Stock options added to the denominator under the treasury stock method		497
RSUs added to the denominator under the treasury stock method		447,167
Less: Undistributed earnings reallocated to RSAs	—
Net income available to common shareholders and assumed conversions	$3,676	46,436,439	$0.08

	2017				2016
	(Loss)		Weighted Average Shares Outstanding	(Loss) per Share	Income(Loss)	Weighted Average Shares Outstanding	Earnings per Share
Basic:
Net (loss) income attributable to controlling interests and available to common shareholders		$(145,350)			$87,991
Less: Undistributed earnings allocated to unvested RSAs					(42)
Net (loss) income available to common shareholders		$(145,350)	45,619,679	$(3.19)	$87,949	45,206,119	$1.95

Diluted:
Effect of dilutive securities:
Add: Undistributed earnings allocated to restricted shares	$				$42
Stock options added to the denominator under the treasury stock method						24,509
RSUs added to the denominator under the treasury stock method						590,899
Less: Undistributed earnings reallocated to RSAs					(41)
Net (loss) income available to common shareholders and assumed conversions		$(145,350)	45,619,679	$(3.19)	$87,950	45,821,527	$1.92

Potentially dilutive common shares related to restricted shares issued by the Company under RSAs were 2,821 for the year ended December 31, 2017. The computation of diluted earnings per share excluded potentially dilutive common shares related to restricted shares issued by the Company under RSAs of 2,821 shares for the year ended December 31, 2016 because the effect of including these shares in the computation would have been anti-dilutive.

(7) Related Party Transactions

Board members. Jorge Diaz, a member of the Board, retired from his position as the Division President and Chief Executive Officer of Fiserv Output Solutions, a division of Fiserv during September 2018. During the years ended December 31, 2018, 2017, and 2016, Fiserv provided the Company with third-party services during the normal course of business, including transaction processing, network hosting, network sponsorship, and cash management. The amounts paid to Fiserv in each of these years were immaterial to the Company’s financial statements.

G. Patrick Philips, a member of the Board, is a member of the Board of Directors for USAA Federal Savings Bank (“USAA FSB”). During the years ended December 31, 2018, 2017, and 2016, the Company provided bank-branding and Allpoint services to USAA on terms that are generally consistent with its other customers for similar services.

(8) Property and Equipment, net

The Company’s property and equipment consisted of the following:

	December 31, 2018	December 31, 2017
	(In thousands)
ATM equipment and related costs	$609,070	$661,108
Technology assets	164,080	146,489
Facilities, equipment, and other	104,188	94,446
Total property and equipment	877,338	902,043
Less: Accumulated depreciation	(417,151)	(404,141)
Property and equipment, net	$460,187	$497,902

As discussed in Note 1. Basis of Presentation and Summary of Significant Accounting Policies - (k) Property and Equipment, net, the property and equipment balances include assets available for deployment and deployments in process of $29.8 million and $50.5 million as of December 31, 2018 and 2017, respectively.

(9) Intangible Assets

Goodwill

The following tables present the net carrying amount of the Company’s intangible assets with indefinite lives as of December 31, 2018 and 2017, as well as the changes in the net carrying amounts for the years ended December 31, 2018 and 2017 by segment:

	North America	Europe & Africa	Australia & New Zealand	Total
	(In thousands)
Goodwill, gross as of December 31, 2017	$565,717	$246,549	$152,714	$964,980
Accumulated impairment loss	—	(50,003)	(140,038)	(190,041)
Goodwill, net as of December 31, 2017	$565,717	$196,546	$12,676	$774,939

Foreign currency translation adjustments	(9,147)	(15,428)	(1,220)	(25,795)

Goodwill, gross as of December 31, 2018	$556,570	$231,121	$151,494	$939,185
Accumulated impairment loss	—	(50,003)	(140,038)	(190,041)
Goodwill, net as of December 31, 2018	$556,570	$181,118	$11,456	$749,144

Intangible Assets with Definite Lives

The following table presents the Company’s intangible assets that were subject to amortization:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Merchant and bank-branding contracts/relationships	$476,429	$(340,899)	$135,530	$490,332	$(299,801)	$190,531
Trade names	18,010	(9,804)	8,206	19,139	(7,091)	12,048
Technology	10,963	(6,490)	4,473	10,901	(5,230)	5,671
Non-compete agreements	4,247	(4,244)	3	4,438	(4,308)	130
Revolving credit facility deferred financing costs	4,170	(1,535)	2,635	2,730	(1,248)	1,482
Total intangible assets with definite lives	$513,819	$(362,972)	$150,847	$527,540	$(317,678)	$209,862

The majority of the Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives utilizing the straight-line method. Estimated useful lives range from four to ten years for merchant and bank-branding contracts/relationships, two to ten years for exclusive license agreements, one to fifteen years for definite-lived trade names, three years for acquired technology, and one to five years for non-compete agreements. Deferred financing costs relating to the revolving credit facility are amortized through interest expense over the contractual term of the revolving credit facility utilizing the effective interest method. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a reduction in fair value or a revision of those estimated useful lives.

Amortization of definite-lived intangible assets is recorded in the Amortization of intangible assets line in the accompanying Consolidated Statements of Operations, except for deferred financing costs related to the revolving credit facility and certain exclusive license agreements. Amortization of the revolving credit facility deferred financing costs is combined with the amortization of note discount related to other debt instruments and is recorded in the Amortization of deferred financing costs and note discount line in the accompanying Consolidated Statements of Operations. Certain exclusive license agreements that were effectively prepayments of merchant fees were amortized through the Cost of ATM operating revenues line in the accompanying Consolidated Statements of Operations during the years ended December 31, 2018, 2017, and 2016 and totaled $11.7 million, $10.0 million, and $8.9 million, respectively.

The Company’s intangible assets acquired during the years ended December 31, 2017 consisted of the following:

	Amount Acquired in 2017	Weighted Average Amortization Period
	(In thousands)
Merchant and bank-branding contracts/relationships	$174,210	8.0	years
Trade name: definite-lived	10,693	3.0	years
Total	$184,903

Estimated amortization for the Company’s intangible assets with definite lives as of December 31, 2018, for each of the next five years, and thereafter is as follows (in thousands):

2019	$49,275
2020	38,221
2021	21,261
2022	15,891
2023	13,810
Thereafter	12,389
Total	$150,847

.

(10) Prepaid Expenses, Deferred Costs, and Other Assets

The Company’s prepaid expenses, deferred costs, and other assets consisted of the following:

	December 31, 2018	December 31, 2017
	(In thousands)
Current portion of prepaid expenses, deferred costs, and other current assets
Prepaid expenses	$39,945	$44,480
Interest rate swap and cap contracts	4,489	1,154
Deferred costs and other current assets	39,952	50,472
Total	$84,386	$96,106

Noncurrent portion of prepaid expenses, deferred costs, and other noncurrent assets
Prepaid expenses	$27,046	$34,264
Interest rate swap and cap contracts	15,316	14,467
Deferred costs and other noncurrent assets	9,315	9,025
Total	$51,677	$57,756

(11) Accrued Liabilities

The Company’s accrued liabilities consisted of the following:

	December 31, 2018	December 31, 2017
	(In thousands)
Accrued merchant settlement	$198,512	$101,366
Accrued merchant fees	33,551	57,079
Accrued taxes	32,899	35,759
Accrued compensation	26,147	24,044
Accrued cash management fees	8,882	16,604
Accrued armored	7,984	6,654
Accrued processing costs	7,365	7,830
Accrued purchases	6,654	4,631
Accrued maintenance	3,911	3,927
Accrued interest	3,343	8,679
Accrued telecommunications costs	2,187	1,413
Accrued interest on interest rate swaps	114	1,070
Other accrued expenses	37,611	37,889
Total accrued liabilities	$369,160	$306,945

(12) Long-Term Debt

The Company’s carrying value of long-term debt consisted of the following:

	December 31, 2018	December 31, 2017
	(In thousands)
Revolving credit facility, including swingline credit facility (weighted average combined interest rate of 2.8% and 3.2% as of December 31, 2018 and December 31, 2017, respectively)	$259,081	$122,461
1.00% Convertible Senior Notes due 2020, net of unamortized discount and capitalized debt issuance costs	263,507	251,973
5.125% Senior Notes due 2022, net of capitalized debt issuance costs	—	248,038
5.50% Senior Notes due 2025, net of capitalized debt issuance costs	295,897	295,249
Total long-term debt	$818,485	$917,721

The Convertible Notes with a face value of $287.5 million are presented net of unamortized discount and capitalized debt issuance costs of $24.0 million and $35.5 million as of December 31, 2018 and December 31, 2017, respectively. The 5.125% Senior Notes due 2022 (the “2022 Notes”) with a face value of $250.0 million are presented net of capitalized debt issuance costs of $2.0 million as of December 31, 2017. For additional information related to the 2022 Notes and the 2018 redemption, see $250.0 Million 5.125% Senior Notes Due 2022 below. The 5.50% Senior Notes due 2025 (the “2025 Notes”) with a face value of $300.0 million are presented net of capitalized debt issuance costs of $4.1 million and $4.8 million as of December 31, 2018 and December 2017, respectively.

Revolving Credit Facility

On November 19, 2018, the Company entered into a second amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement provides the Company with a $600.0 million revolving credit facility maturing on November 19, 2023, which includes an accordion feature that allows the Company to increase the available borrowings under the credit facility to $700.0 million by obtaining increased commitments from one or more existing lenders or one or more additional lenders that become party to the Credit Agreement and who consent at such time to providing additional commitments. In addition, the credit facility includes a sub-limit of up to $150.0 million for letters of credit and a sub-limit of up to $50.0 million for swingline loans. Borrowings under the revolving credit facility were used for the redemption of the Company’s 2022 Notes. For additional information related to the redemption, see $250.0 Million 5.125% Senior Notes Due 2022 below.

The total commitments under the credit facility can be borrowed in U.S. dollars, alternative currencies (including Euros, U.K. pounds sterling, Canadian dollars, Australian dollars and South African rand), or a combination thereof. Borrowings (not including swingline loans) accrue interest, at the Company’s option and based on the type of currency borrowed, at the Alternate Base Rate, the Canadian Prime Rate, the Adjusted LIBO Rate, the Canadian Dealer Offered Rate, the Bank Bill Swap Reference Rate or the Johannesburg Interbank Agreed Rate (each, as defined in the Credit Agreement) plus a margin depending on the Company’s most recent Total Net Leverage Ratio (as defined in the Credit Agreement). The margin for Alternative Base Rate loans and Canadian Prime Rate loans varies between 0% and 0.75%, and the margin for Adjusted LIBO Rate loans, Canadian Dealer Offered Rate loans, Bank Bill Swap Reference Rate loans and Johannesburg Interbank Agreed Rate Loans varies between 1.00% and 1.75%. Swingline loans denominated in U.S. dollars bear interest at the Alternate Base Rate plus a margin as described above, swingline loans denominated in Canadian dollars bear interest at the Canadian Prime Rate plus a margin as described above and swingline loans denominated in other alternative currencies bear interest at the Overnight Foreign Currency Rate (as defined in the Credit Agreement) plus the applicable margin for the Adjusted LIBO Rate, the Bank Bill Swap Reference Rate or the Johannesburg Interbank Agreed Rate, as applicable.

Each of the Credit Facility Guarantors (as defined in the Credit Agreement) has guaranteed the full and punctual payment of the obligations under the revolving credit facility and the obligations under the revolving credit facility are secured by substantially all of the assets of the Credit Facility Guarantors. In addition, the obligations of the CFC Borrowers (as defined in the Credit Agreement) are guaranteed by the CFC Guarantors and secured by substantially all of the assets of the CFC Guarantors (as defined in the Credit Agreement).

The Credit Agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to: (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, (iv) notification of certain events, and (v) certain covenants relating to, among other things, the sale or transfer of assets, fundamental changes, incurrence or guarantee of indebtedness, liens, investments, hedging transactions with affiliates and sale and leaseback transactions. Financial covenants in the Credit Agreement require the Company to maintain: (i) as of the last day of any fiscal quarter, a Total Net Leverage Ratio (as defined in the Credit Agreement) of no more than 4.25 to 1.00, and (ii) as of the last day of any fiscal quarter, an Interest Coverage Ratio (as defined in the Credit Agreement) of no less than 3.00 to 1.00. Additionally, the Company is limited on the amount of restricted payments; however, the Company may generally make restricted payments so long as no event of default exists at the time of such payment and the Total Net Leverage Ratio is less than 3.75 to 1.00 at the time such restricted payment is made.

As of December 31, 2018, the Company had $259.1 million of outstanding borrowings under its $600.0 million revolving credit facility and was in compliance with all applicable covenants and ratios under the Credit Agreement. The Company also had $9.1 million outstanding in letters of credit. The weighted average interest rates on the Company’s outstanding borrowings under the revolving credit facility were 2.8% and 3.2%, as of December 31, 2018 and December 31 2017, respectively.

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

The Convertible Notes have a conversion price of $52.35 per share, which equals a conversion rate of 19.1022 shares per $1,000 principal amount of Convertible Notes, for a total of approximately 5.5 million shares underlying the debt. The conversion rate, however, is subject to adjustment under certain circumstances. Conversion can occur: (i) any time on or after September 1, 2020, (ii) after March 31, 2014, during any calendar quarter that follows a calendar quarter in which the price of the shares exceeds 135% of the conversion price for at least 20 days during the 30 consecutive trading-day period ending on the last trading day of the quarter, (iii) during the ten consecutive trading-day period following any five consecutive trading-day period in which the trading price of the Convertible Notes is less than 98% of the closing price of the shares multiplied by the applicable conversion rate on each such trading day, (iv) upon specified distributions to Cardtronics plc’s shareholders upon recapitalizations, reclassifications, or changes in shares, and (v) upon a make-whole fundamental change. A fundamental change is defined as any one of the following: (i) any person or group that acquires 50% or more of the total voting power of all classes of common equity that is entitled to vote generally in the election of Cardtronics plc’s directors, (ii) Cardtronics plc engages in any recapitalization, reclassification, or changes of common shares as a result of which the shares would be converted into or exchanged for, shares, other securities, other assets, or property, (iii) Cardtronics plc engages in any share exchange, consolidation, or merger where the shares converted into cash, securities, or other property, (iv) the Company engages in certain sales, leases, or other transfers of all or substantially all of the consolidated assets, or (v) Cardtronics plc’s shares are not listed for trading on any U.S. national securities exchange.

None of the Convertible Notes were deemed convertible as of December 31, 2018, and therefore, remain classified in the Long-term debt line in the accompanying Consolidated Balance Sheets at December 31, 2018. In future financial reporting periods, the classification of the Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.

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

The Company’s interest expense related to the Convertible Notes consisted of the following:

	Year Ended
	December 31,
	2018	2017	2016
	(In thousands)
Cash interest per contractual coupon rate	$2,875	$2,875	$2,875
Amortization of note discount	10,762	10,210	9,690
Amortization of debt issuance costs	772	695	624
Total interest expense related to Convertible Notes	$14,409	$13,780	$13,189

The Company’s carrying value of the Convertible Notes consisted of the following:

	December 31, 2018	December 31, 2017
	(In thousands)
Principal balance	$287,500	$287,500
Unamortized discount and capitalized debt issuance costs	(23,993)	(35,527)
Net carrying amount of Convertible Notes	$263,507	$251,973

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

$250.0 Million 5.125% Senior Notes Due 2022

On December 19, 2018, the Company redeemed all outstanding aggregate principal of its 2022 Notes at a price of 102.563% together with accrued and unpaid interest to the redemption date. The 2022 Notes were issued pursuant to an indenture dated July 28, 2014 among Cardtronics Delaware, certain subsidiary guarantors and Wells Fargo Bank, National Association, as trustee. Borrowings under the revolving credit facility were used for the redemption of the Company’s 2022 Notes.

In connection with the early extinguishment of the 2022 Notes, the Company recorded a $1.4 million pre-tax charge during the year ended December 31, 2018 to write off the unamortized deferred financing costs related to the 2022 Notes, which are included in the Amortization of deferred financing costs and note discount line in the accompanying Consolidated Statement of Operations. Additionally, the Company recorded a $6.4 million pre-tax charge related to the premium paid at redemption, which is included in the Redemption costs for early extinguishment of debt line in the accompanying Consolidated Statements of Operations.

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

Debt Maturities

Aggregate maturities of the principal amounts of the Company’s long-term debt as of December 31, 2018, for each of the next five years, and thereafter is as follows (in thousands):

2019	$—
2020	287,500
2021	—
2022	—
2023	259,081
Thereafter	300,000
Total	$846,581

.

(13) Asset Retirement Obligations

Asset retirement obligations (“ARO”) consist primarily of costs to deinstall the Company’s ATMs and, in some cases, restore the ATM sites to their original condition, which are estimated based on current market rates. In most cases, the Company is contractually required to perform this deinstallation of its owned ATMs and in some cases, site restoration work. For each group of similar ATM types, the Company has recognized the estimated fair value of the ARO as a liability in the accompanying Consolidated Balance Sheets and capitalized that cost as part of the cost basis of the related asset. The related assets are depreciated on a straight-line basis over the asset’s estimated useful life, which is the estimated average time period that an ATM is installed in a location before being deinstalled, and the related liabilities are accreted to their full value over the same period of time.

The changes in the Company’s ARO liability consisted of the following:

	December 31, 2018	December 31, 2017
	(In thousands)
Beginning balance asset retirement obligations	$69,757	$54,907
Additional obligations	9,914	11,727
Estimated obligations assumed in acquisitions	—	9,343
Accretion expense	1,861	1,856
Change in estimates	462	(108)
Payments	(16,694)	(9,788)
Foreign currency translation adjustments	(4,077)	1,820
Ending balance asset retirement obligations	61,223	69,757
Less: current portion of asset retirement obligations	6,810	9,837
Ending balance asset retirement obligations, excluding current portion	$54,413	$59,920

For additional information related to the Company’s AROs with respect to its fair value measurements, see Note 18. Fair Value Measurements.

(14) Other Liabilities

The Company’s Other liabilities consisted of the following:

	December 31, 2018	December 31, 2017
	(In thousands)
Current portion of other long-term liabilities
Interest rate swap and cap contracts	$396	$7,314
Asset retirement obligations	6,810	9,837
Deferred revenue	4,109	3,590
Other	8,951	10,629
Total current portion of other long-term liabilities	$20,266	$31,370

Noncurrent portion of other long-term liabilities
Acquisition related contingent consideration	$38,266	$42,614
Interest rate swap and cap contracts	2,894	3,547
Deferred revenue	4,319	2,063
Other	22,261	26,778
Total noncurrent portion of other long-term liabilities	$67,740	$75,002

As of December 31, 2018 and 2017, the Acquisition-related contingent consideration line consisted of the estimated fair value of the contingent consideration associated with the Spark acquisition. For additional information related to the Spark acquisition contingent consideration, see Note 4. Acquisitions.

(15) Shareholders’ Equity

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

Change in common shares, treasury shares, and additional paid-in capital associated with the Redomicile Transaction. In the Redomicile Transaction, completed on July 1, 2016, each of the 52,529,197,  $0.0001 par value per share, issued and outstanding common shares of Cardtronics Delaware held immediately prior to the Merger were effectively converted into an equivalent number of $0.01 nominal value per share common shares of Cardtronics plc. In addition, immediately prior to the Redomicile Transaction, 7,310,022 treasury shares of Cardtronics Delaware with a cost basis of $106.5 million were cancelled with the offsetting impact recorded in the Additional paid-in capital and Retained earnings lines in the accompanying Consolidated Balance Sheets.

Common shares. The Company has 46,134,381 and 45,696,338 shares outstanding as of December 31, 2018 and 2017, respectively.

Additional paid-in capital. Included in the balance of Additional paid-in capital are amounts related to the Convertible Notes issued in November 2013 and the related equity instruments. These amounts include: (i) the fair value of the embedded option of the Convertible Notes of $71.7 million, (ii) the amount paid to purchase the associated convertible note hedges of $72.6 million, (iii) the amount received for selling associated warrants of $40.5 million, and (iv) $1.6 million in debt issuance costs allocated to the equity component of the convertible note. For additional information related to the Convertible Notes and the related equity instruments, see Note 12. Long-Term Debt.

Accumulated other comprehensive loss, net. Accumulated other comprehensive loss, net, is a separate component of Shareholders’ equity in the accompanying Consolidated Balance Sheets. The following table presents the changes in the balances of each component of Accumulated other comprehensive loss, net for the years ended December 31, 2018, 2017, and 2016:

	Foreign Currency Translation Adjustments		Unrealized (Losses) Gains on Interest Rate Swap and Foreign Currency Forward Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of December 31, 2015	$(45,886)		$(42,240)	(1)	$(88,126)
Other comprehensive loss before reclassification	(34,999)	(6)	(12,580)	(2)	(47,579)
Amounts reclassified from accumulated other comprehensive loss, net	—		28,570	(2)	28,570
Net current period other comprehensive (loss) income	(34,999)		15,990		(19,009)
Total accumulated other comprehensive loss, net as of December 31, 2016	$(80,885)	(5)	$(26,250)	(1)	$(107,135)

Other comprehensive income (loss) before reclassification	56,511	(6)	(3,007)	(3)	53,504
Amounts reclassified from accumulated other comprehensive loss, net	—		20,036	(3)	20,036
Net current period other comprehensive income	56,511		17,029		73,540
Total accumulated other comprehensive loss, net as of December 31, 2017	$(24,374)	(5)	$(9,221)	(1)	$(33,595)
Other comprehensive (loss) income before reclassification	(41,938)	(6)	4,725	(4)	(37,213)
Amounts reclassified from accumulated other comprehensive loss, net	—		3,931	(4)	3,931
Net current period other comprehensive (loss) income	(41,938)		8,656		(33,282)
Total accumulated other comprehensive loss, net as of December 31, 2018	$(66,312)	(5)	$(565)	(1)	$(66,877)

(1)	Net of deferred income tax (benefit) expense of $(2,959) as of December 31, 2015, and $9,269, $16,317, and $19,112 as of December 31, 2016, 2017, and 2018, respectively.
(2)

Net of deferred income tax (benefit) expense of $(9,619) and $21,847 for Other comprehensive loss before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, for the year ended December 31, 2016. See Note 17. Derivative Financial Instruments.

(3)

Net of deferred income tax (benefit) expense of $(1,245) and $8,295 for Other comprehensive loss before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, for the year ended December 31, 2017. See Note 17. Derivative Financial Instruments.

(4)

Net of deferred income tax (benefit) expense of $1,525 and $1,270 for Other comprehensive loss before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, for the year ended December 31, 2018. See Note 17. Derivative Financial Instruments.

(5)	Net of deferred income tax (benefit) of $(5,232) $(5,339), and $(4,113) as of December 31, 2018, 2017, and 2016, respectively.
(6)	Net of deferred income tax expense of $107, $1,226, and $2,548 for the years ended December 31, 2018, 2017, and 2016, respectively.

The Company records unrealized gains and losses related to its interest rate swap and foreign currency forward contracts, net of estimated taxes, in the Accumulated other comprehensive loss, net line in the accompanying Consolidated Balance Sheets since it is more likely than not that the Company will be able to realize the benefits associated with its net deferred tax asset positions in the future. The amounts reclassified from Accumulated other comprehensive loss, net are recognized in the Cost of ATM operating revenues line in the accompanying Consolidated Statements of Operations.

The Company has elected the portfolio approach for the deferred tax asset of the unrealized gains and losses related to the interest rate swap and foreign currency forward contracts in Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets. Under the portfolio approach, the disproportionate tax effect created when the valuation allowance was appropriately released as a tax benefit into continuing operations in 2010, will reverse out of the Accumulated other comprehensive loss, net line in the accompanying Consolidated Balance Sheets and into continuing operations as a tax expense when the Company ceases to hold any interest rate swap contracts. As of December 31, 2018, the disproportionate tax effect is $14.6 million.

The Company currently believes that the unremitted earnings of certain of its subsidiaries will be reinvested for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in these subsidiaries or on the foreign currency translation adjustment amounts.

(16) Employee Benefits

The Company sponsors defined contribution retirement plans for its employees, the principal plan being the 401(k) plan which is offered to its employees in the U.S. During 2018, the Company matched 100% of employee contributions up to 4% of the employee’s eligible compensation. Employees immediately vest in their contributions while the Company’s matching contributions vest at a rate of 20% per year. The Company also sponsors a similar retirement plan for its employees in other jurisdictions. The Company contributed $3.7 million, $3.7 million, and $2.9 million to the defined contribution benefit plans for the years ended December 31, 2018, 2017, and 2016, respectively.

(17) Derivative Financial Instruments

Risk Management Objectives of Using Derivatives

The Company is exposed to interest rate risk associated with its vault cash rental obligations and, to a lesser extent, borrowings under its revolving credit facility. The Company utilizes varying notional amount interest rate swap contracts and interest rate cap agreements (“Interest Rate Derivatives”) to manage the interest rate risk associated with its vault cash rental obligations in the U.S., Canada, the U.K., and Australia. The Company also has entered into an interest rate swap to mitigate its exposure to floating interest rates on its revolving credit facility borrowings outstanding. The Company is also exposed to foreign currency exchange rate risk with respect to its operations outside the U.S. The Company uses foreign currency forward contracts to hedge its foreign exchange rate risk associated with certain anticipated transactions. Currently, the Company has outstanding foreign currency forward contracts for the purchase of approximately $3 million Canadian dollars with durations that extend through June 28, 2019.

The Company’s Interest Rate Derivatives serve to mitigate interest rate risk exposure by converting a portion of the Company’s monthly floating-rate vault cash rental payments to either monthly fixed-rate vault cash rental payments or to  vault cash rental payments with a capped rate. Typically, the Company receives monthly floating-rate payments from its Interest Rate Derivative counterparties that correspond to, in all material respects, the monthly floating-rate payments required by the Company to its vault cash rental providers for the portion of the average outstanding vault cash balances that have been hedged. The floating-rate payments may or may not be capped or limited. In return, the Company pays its counterparties a monthly fixed-rate amount based on the same notional amounts outstanding. By converting the vault cash rental obligation interest rate from a floating-rate to a fixed-rate or a capped rate, the impact of favorable and unfavorable changes in future interest rates on the monthly vault cash rental payments recognized in the Cost of ATM operating revenues line in the accompanying Consolidated Statement of Operations, has been reduced.

There is never an exchange of the underlying principal or notional amounts associated with the interest rate swap contracts described above. Additionally, none of the Company’s existing interest rate swap contracts contain credit-risk-related contingent features.

Accounting Policy

The Interest Rate Derivatives discussed above are used by the Company to hedge exposure to variability in expected future cash flows attributable to a particular risk; therefore, they are designated and qualify as cash flow hedging instruments. The Company does not currently hold any derivative instruments not designated as hedging instruments, fair value hedges, or hedges of a net investment in a foreign operation.

The Company reports the effective portion of the gain or loss related to each cash flow hedging instrument as a component of Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets and reclassifies the gain or loss into earnings in the Vault cash rental expense line in the accompanying Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects and has been forecasted in earnings.

Gains and losses related to the cash flow hedging instrument that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in the Other income line in the accompanying Consolidated Statement of Operations. As discussed above, the Company generally utilizes fixed-for-floating Interest Rate Derivatives where the underlying pricing terms of the cash flow hedging instrument agree, in all material respects, with the pricing terms of the vault cash rental obligations to the Company’s vault cash providers. Therefore, the amount of ineffectiveness associated with the Interest Rate Derivatives has historically been immaterial. If the Company concludes 1) the vault cash obligations that have been hedged are no longer probable or 2) that underlying terms of the vault cash rental agreements have changed such that they do not sufficiently agree to the pricing terms of the Interest Rate Derivatives the Interest Rate Derivative contracts would be deemed ineffective. The Company does not currently anticipate terminating or modifying terms of its existing derivative instruments prior to their expiration dates.

Accordingly, the Company recognizes all of its Interest Rate Derivative contracts derivative instruments as assets or liabilities in the accompanying Consolidated Balance Sheets at fair value and any changes in the fair values of the related Interest Rate Derivative contracts have been reported in Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets. The Company believes that it is more likely than not that it will be able to realize the benefits associated with its net deferred tax asset positions in the future, therefore, the unrealized gains and losses to the fair value related to the interest rate swap contracts have been reported net of estimated taxes in Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets. For additional information related to the Company’s interest rate swap contracts with respect to its fair value measurements, see Note 18. Fair Value Measurements.

Cash Flow Hedges

During the year ended December 31, 2018, the Company entered into the following new forward-starting interest rate swap contracts to hedge its exposure to floating interest rates on its vault cash balances outstanding in the U.S. in future periods: (i) $300.0 million aggregate notional amount interest rate swap contracts that began January 16, 2018 and terminated December 31, 2018, (ii) $200.0 million aggregate notional amount interest rate swap contracts that begin January 1, 2021 and terminate December 31, 2021, (iii) $200.0 million aggregate notional amount interest rate cap contracts that begin January 1, 2021 and terminate December 31, 2023, (iv) 150.0 million Australian dollar aggregate notional amount interest rate swap contracts that begin January 1, 2019 and decrease to 100 million Australian dollars January 1, 2020, terminating December 31, 2020, and (v) 125 million Canadian dollar aggregate notional amount interest rate swap contracts that begin January 1, 2019 and terminate December 31, 2021.

During the year ended December 31, 2018, the Company also entered into new forward-starting interest rate swap contracts to hedge its exposure to floating interest rates on its Credit Agreement. These interest rate swaps have an aggregate notional of 80 million U.K. pounds sterling and that begin January 2, 2019 and decreasing to 50 million pounds January 2, 2020, terminating January 1, 2021.

Summary of Outstanding Interest Rate Derivatives

The notional amounts, weighted average fixed rates, and terms associated with our interest rate swap contracts and cap agreement that are currently in place in the U.S., Canada, the U.K, and Australia (as of the date of the issuance of this 2018 Form 10-K) are as follows:

Outstanding Interest Rate Derivatives Associated with Vault Cash Rental Obligations

North America – Interest Rate Swap Contracts

Notional Amounts	Weighted Average Fixed Rate	Notional Amounts		Weighted Average Fixed Rate
U.S. $		CAD$			Term
(In millions)		(In millions)
$1,000	2.06%	CAD	$ 125	2.46%	January 1, 2019 – December 31, 2019
$1,000	2.06%	CAD	$ 125	2.46%	January 1, 2020 – December 31, 2020
$600	1.95%	CAD	$ 125	2.46%	January 1, 2021 – December 31, 2021
$400	1.46%				January 1, 2022 – December 31, 2022

North America – Interest Rate Cap Contracts

Notional Amounts		Cap Rate (1)
U.S. $
(In millions)			Term
USD	200	3.25%	January 1, 2021 – December 31, 2023

1. Maximum amount of interest to be paid each year as per terms of cap. Cost of cap is amortized through vault cash rental expense over term of cap.

Europe & Africa – Interest Rate Swap Contracts

Notional Amounts	Weighted Average Fixed Rate
U.K. £		Term
(In millions)
£550	0.90%	January 1, 2019 – December 31, 2019
£500	0.94%	January 1, 2020 – December 31, 2020
£500	0.94%	January 1, 2021 – December 31, 2021
£500	0.94%	January 1, 2022 – December 31, 2022

Australia & New Zealand – Interest Rate Swap Contracts

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$35	2.98%	January 1, 2019 – February 28, 2019
$150	1.95%	January 1, 2019 – December 31, 2019
$100	1.95%	January 1, 2020 – December 31, 2020

Outstanding Interest Rate Derivatives Associated with Revolving Credit Facility Borrowings

Notional Amounts	Weighted Average Fixed Rate
U.K. £		Term
(In millions)
£80	0.95%	January 2, 2019 – January 1, 2020
£50	0.95%	January 2, 2020 – January 1, 2021

The following tables depict the effects of the use of the Company’s derivative interest rate swap contracts in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations.

Balance Sheet Data

	December 31, 2018		December 31, 2017
Asset (Liability) Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other current assets	$4,489	Prepaid expenses, deferred costs, and other current assets	$1,154
Interest rate swap contracts	Prepaid expenses, deferred costs, and other noncurrent assets	15,316	Prepaid expenses, deferred costs, and other noncurrent assets	14,467
Interest rate swap contracts	Current portion of other long-term liabilities	(396)	Current portion of other long-term liabilities	(7,314)
Interest rate swap and cap contracts	Other long-term liabilities	(2,894)	Other long-term liabilities	(3,547)
Total derivative instruments, net		$16,515		$4,760

As of December 31, 2018, the Interest rate swap contracts –  Prepaid expenses, deferred costs, and other current assets balance above also includes approximately $0.1 million related to foreign currency forward contracts.

Statements of Operations Data

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2018 (1)	2017		2018	2017
	(In thousands)			(In thousands)
Interest rate swap and cap contracts	$4,725	$(3,007)	Cost of ATM operating revenues	$(3,931)	$(20,036)

(1)	Includes a gain of $0.1 million related to foreign currency forward contracts.

As of December 31, 2018, the Company expects to reclassify $4.1 million of net derivative-related gains contained within the Accumulated comprehensive loss, net line in its accompanying Consolidated Balance Sheets into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

(18) Fair Value Measurements

The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2018 and 2017 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 refers to fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap contracts	$19,805	$—	$19,805	$—
Liabilities
Liabilities associated with interest rate swap contracts	$(3,290)	$—	$(3,290)	$—
Liabilities associated with acquisition related contingent consideration	$(38,266)	$—	$—	$(38,266)

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap contracts	$15,621	$—	$15,621	$—
Liabilities
Liabilities associated with interest rate swap contracts	$(10,861)	$—	$(10,861)	$—
Liabilities associated with acquisition-related contingent consideration	$(42,614)	$—	$—	$(42,614)

As of December 31, 2018 and 2017, liabilities associated with Level 2 interest rate swap contracts also includes an insignificant amount related to foreign currency forward contracts.

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

Acquisition-related intangible assets. The estimated fair values of acquisition-related intangible assets are valued based on a discounted cash flow analysis using significant non-observable inputs (Level 3). Intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An assessment of non-amortized intangible assets is performed on an annual basis or more frequently based on the occurrence of events that might indicate a potential impairment.

Acquisition-related contingent consideration. Acquisition-related contingent consideration. Liabilities from acquisition-related contingent consideration are estimated by using a Monte Carlo simulation and market observable, as well as internal projections, and other significant non-observable inputs (Level 3) based on the Company’s best estimate of future operational results upon which the payment of these obligations are contingent. Future changes to the estimated contingent liability either higher or lower may occur as the estimated internal projections and other significant non-observable inputs for the calculation become available and are updated as deemed necessary. These future changes could result in a material change in the estimated contingent liability. The estimates and significant non-observable inputs may differ from actual results. As the estimated contingent liability is based upon performance relative to certain agreed upon earnings targets in 2019 and 2020, the performance based payments would occur in 2020 and 2021, respectively. As of December 31, 2017 and 2018, the estimated fair value of the Company’s acquisition-related contingent consideration liability was approximately $42.6 million and $38.3 million, respectively. Based on current forecasts, we estimate that approximately one-third of the total aggregate payment will be made in the first quarter of 2020 with the remaining amount being paid in the first quarter of 2021. During the year ended December 31, 2018, the Company recognized mark-to-market losses of approximately $1.9 million to revise the estimated fair value of the contingent consideration liability. Separately foreign exchange gains of approximately $6.2 million, were recognized during the year ended December 31, 2018, to remeasure the South African Rand denominated liability reported in U.S. Dollars. Both the revision to the estimated fair value and the foreign exchange gains are included in the Other income line in the Consolidated Statements of Operations. For additional information related to the Spark acquisition contingent consideration, see Note 4. Acquisitions.

Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility approximates fair value due to the fact that any outstanding borrowings are subject to short-term floating interest rates. As of December 31, 2018, the fair value of our 2020 Notes and 2025 Notes totaled $266.9 million and $283.3 million, respectively, based on the quoted prices in markets that are not active inputs (Level 2) for these notes as of that date. For additional information related to long-term debt, see Note 12. Long-Term Debt.

Additions to asset retirement obligations liability. The Company estimates the fair value of additions to its ARO liability using expected discounted future cash flow at the Company’s credit-adjusted risk-free interest rate. Liabilities added to ARO are measured at fair value at the time of the asset installations using significant non-observable (Level 3) inputs. These liabilities are evaluated periodically based on estimated current fair value. Amounts added to the ARO liability during the years ended December 31, 2018 and 2017 totaled $9.9 million and $21.1 million, respectively. The additions during the year ended December 31, 2017 largely related to the ATM placements acquired in the DCPayment and Spark acquisitions.

Interest rate derivatives and foreign currency forward contracts. As of December 31, 2018, the recognized fair value of the Company’s Interest Rate Derivatives resulted in an asset of $19.8 million and a liability of $3.3 million (including approximately $0.1 million related to the foreign currency forward contracts). These financial instruments are carried at fair value and are valued using pricing models based on significant other observable inputs (Level 2), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. For additional information related to the valuation process of this asset or liability, see Note 17. Derivative Financial Instruments.

(19) Commitments and Contingencies

Legal Matters

The Company is subject to various legal proceedings and claims arising in the ordinary course of its business. The Company has provided reserves where necessary for contingent liabilities, based on ASC 450, contingencies, when it has determined that a liability is probable and reasonably estimable. The Company’s management does not expect the outcome in any legal proceedings or claims, individually or collectively, to have a material adverse financial or operational impact on the Company. Additionally, the Company currently expenses all legal costs as they are incurred.

Operating Lease and Merchant Obligations

The Company was a party to several operating leases as of December 31, 2018, primarily for the use of office space, vehicles, and office equipment. In addition, the Company was party to certain ATM placement agreements that contain fixed payments and give rise to an obligation.

The payment obligations under the Company’s operating leases and ATM placement agreements were as follows as of December 31, 2018:

(In thousands)
2019	$36,590
2020	29,760
2021	24,990
2022	13,081
2023	8,523
Thereafter	39,222
Total	$152,166

Total rental expense under the Company’s operating leases, net of sublease income, was $16.4 million, $15.5 million, and $15.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Other Commitments

Asset retirement obligations. The Company’s ARO consist primarily of costs to deinstall the Company’s ATMs and to restore the ATM sites to their original condition. In most cases, the Company is contractually required to perform this deinstallation of its owned ATMs, and in some cases, the site restoration work. The Company had $61.2 million accrued for these liabilities as of December 31, 2018. For additional information, see Note 13. Asset Retirement Obligations.

Acquisition-related contingent consideration. As a result of the Spark acquisition, the Company accrued $38.3 million for the acquisition – related contingent consideration as of December 31, 2018. For additional information related to the Spark acquisition contingent consideration, see Note 4. Acquisitions.

Purchase commitments. During the normal course of business, the Company issues purchase orders for various products. As of December 31, 2018, the Company had open purchase commitments of $13.0 million for products to be delivered in 2019. Other material purchase commitments as of December 31, 2018 included $9.9 million in minimum service requirements for certain gateway and processing fees over the next seven years.

(20) Income Taxes

On December 22, 2017, House of Representatives 1 (“H.R. 1”), originally known as the Tax Cuts and Jobs Act (“U.S. Tax Reform”) was enacted and signed into legislation. Under U.S. GAAP, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. As a result of this legislation, in the three months ended December 31, 2017, the Company provisionally recognized one-time net tax benefits totaling $11.6 million. This amount included an estimated one-time tax benefit of $19.4 million due to the re-measurement of the Company’s net deferred tax liabilities, primarily related to the change in the U.S. federal corporate income tax rate from 35% to 21%. Partially offsetting this non-cash book tax benefit, the Company recognized an estimated one-time tax expense of $7.8 million on its accumulated undistributed foreign earnings pertaining to foreign operations under the U.S. business, which the Company will elect to pay over an eight-year period. In accordance with SEC Staff Accounting bulletin No. 118 (SAB 118), the Company adjusted the provisional estimates during the three months ended September 30, 2018. The Company decreased its estimate of the one-time tax by $1.2 million upon its completion of the earnings and profits calculations of its foreign subsidiaries.  Offsetting this benefit, the Company recognized a charge of $1.0 million for deferred tax assets that will not be realized, determined after the release of IRS Notice 2018-68, clarifying deduction limitations for remunerations of covered persons. During the three months ended December 31, 2018, the Company additionally reduced its one-time tax by $0.2 million and completed its accounting for the tax effects of the U.S. Tax Reform. Adjustments recorded in 2018 related to U.S. Tax Reform resulted in a net tax benefit of $0.4 million.

As a result of the Redomicile Transaction, completed on July 1, 2016, the location of incorporation of the parent company of the Cardtronics group was changed from Delaware to the U.K. As a Delaware company, the statutory corporate tax rate was 35%, and after the redomicile to the U.K., the Cardtronics parent company statutory tax rate was 20% for the Company’s calendar reporting year 2016, 19.25% for 2017, and 19% for 2018. For additional information related to the

Redomicile Transaction, see Note 1. Basis of Presentation and Summary of Significant Accounting Policies - (a) Description of Business.

The Company’s income before income taxes consisted of the following:

	Year Ended
	December 31,
	2018	2017	2016
	(In thousands)
U.S.	$(20,067)	$24,919	$39,347
Non-U.S.	34,179	(179,562)	75,185
Total pre-tax book income	$14,113	$(154,643)	$114,532

The Company’s income tax (benefit) expense based on income before income taxes consisted of the following:

	Year Ended
	December 31,
	2018	2017	2016
	(In thousands)
Current
U.S. federal	$(1,462)	$(493)	$8,005
U.S. state and local	1,365	1,657	4,386
Non-U.S.	12,292	5,842	4,345
Total current	$12,195	$7,006	$16,736

Deferred
U.S. federal	$1,349	$732	$9,857
U.S. state and local	1,816	874	1,966
Non-U.S.	(4,903)	(17,904)	(1,937)
Total deferred	$(1,738)	$(16,298)	$9,886
Total income tax expense (benefit)	$10,457	$(9,292)	$26,622

Income tax (benefit) expense differs from amounts computed by applying the statutory tax rate to income before income taxes as follows:

	Year Ended
	December 31,
	2018	2017	2016
	(In thousands)
Income tax (benefit) expense, at the statutory tax rate of 19%, 19.25%, and 20% for the years ended December 31, 2018, 2017, and 2016 respectively.	$2,681	$(29,769)	$22,906
Provision to return and deferred tax adjustments	1,017	(264)	1,858
U.S. state tax, net of federal benefit	637	2,181	3,584
Permanent adjustments	738	1,411	1,514
Tax rates (less than) in excess of statutory tax rates	2,247	(18,398)	8,161
Impact of Finance Structure	354	(5,734)	(8,165)
Nondeductible transaction costs	(425)	6,743	3,844
Goodwill impairment (non-deductible)	—	41,510	—
US Tax Reform (net impact)	(435)	(11,569)	—
Share-based Compensation	2,107	(2,464)	—
Capital Gains	851	—	—
Other	48	(206)	316
Subtotal	9,820	(16,559)	34,018
Change in valuation allowance	637	7,267	(7,396)
Total income tax expense (benefit)	$10,457	$(9,292)	$26,622

The net income tax is attributable to a combination of 1) the limitation of interest expense the Company could deduct in the U.S. as a result of U.S. Tax Reform, 2) the additional tax expense related to share-based compensation in 2018, and 3) the mix of earnings across jurisdictions.

The Company’s net deferred tax assets and liabilities (by segment) consisted of the following:

	Year Ended December 31, 2018
	North America	Europe & Africa	Australia & New Zealand	Corporate	Total
	(In thousands)
Noncurrent deferred tax asset	$31,248	$14,546	$14,389	$1,829	$62,012
Valuation allowance	(2,546)	(1,442)	(5,078)	—	(9,066)
Noncurrent deferred tax liability	(68,430)	(7,745)	(9,311)	—	(85,486)
Net noncurrent deferred tax (liability) asset	$(39,728)	$5,359	$—	$1,829	$(32,540)

	Year Ended December 31, 2017
	North America	Europe & Africa	Australia & New Zealand	Corporate	Total
	(In thousands)
Noncurrent deferred tax asset	$29,218	$14,572	$15,803	$942	$60,535
Valuation allowance	(2,267)	(891)	(6,387)	—	(9,545)
Noncurrent deferred tax liability	(61,486)	(10,293)	(9,416)	—	(81,195)
Net noncurrent deferred tax (liability) asset	$(34,535)	$3,388	$—	$942	$(30,205)

The Company’s tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following:

	December 31, 2018	December 31, 2017

	(In thousands)
Noncurrent deferred tax assets
Reserve for receivables	$699	$564
Accrued liabilities and inventory reserves	5,887	6,358
Net operating loss carryforward	21,733	12,940
Unrealized losses on interest rate swap contracts	25	70
Share-based compensation expense	2,609	5,859
Asset retirement obligations	2,481	2,595
Tangible and intangible assets	19,729	25,117
Deferred revenue	2,262	287
Other	6,587	6,745
Subtotal	62,012	60,535
Valuation allowance	(9,066)	(9,545)
Noncurrent deferred tax assets	$52,946	$50,990

Noncurrent deferred tax liabilities
Tangible and intangible assets	$(79,978)	$(79,666)
Asset retirement obligations	(30)	(45)
Unrealized gain on interest rate swap contracts	(5,048)	(1,181)
Other	(430)	(303)
Noncurrent deferred tax liabilities	$(85,486)	$(81,195)

Net deferred tax liability	$(32,540)	$(30,205)

The Company assesses the need for any deferred tax asset valuation allowances at the end of each reporting period. The determination of whether a valuation allowance for deferred tax assets is needed is subject to considerable judgment and requires an evaluation of all available positive and negative evidence. Based on the assessment at December 31, 2018, and the weight of all evidence, the Company concluded that maintaining valuation allowances on deferred tax assets in Australia, Mexico, and other new markets is appropriate, as the Company currently believes that it is more likely than not that the related deferred tax assets will not be realized.

The deferred tax expenses and benefits associated with the Company’s net unrealized gains and losses on derivative instruments and foreign currency translation adjustments have been reflected within the Accumulated other comprehensive loss, net balance in the accompanying Consolidated Balance Sheets.

As of December 31, 2018, the Company had approximately $16.9 million in U.S. federal net operating loss carryforwards that will begin expiring in 2021, approximately $27.9 million in Canadian net operating loss carryforwards that will begin expiring in 2031, and approximately $8.6 million in net operating loss carryforwards in Mexico that are subject to expiration based on a 10 year loss carryforward limitation. The deferred tax benefits associated with such carryforwards in Mexico, to the extent they are not offset by deferred tax liabilities, have been fully reserved for through a valuation allowance.

The Company currently believes that the unremitted earnings of certain of its subsidiaries will be indefinitely reinvested in the corresponding country of origin. Accordingly, no deferred taxes have been provided for on the differences between the Company’s book basis and underlying tax basis in those subsidiaries, except as was mandated by U.S. Tax Reform.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, the Company is not subject to income tax examination by tax authorities for years before 2013. The

Company recorded $1.2 million of uncertain tax benefits in conjunction with the acquisition of DCPayments as of December 31, 2017. In October 2018, the Company closed an income tax audit and released this uncertain tax liability into tax expense. The Company currently does not have uncertain tax positions in open audit years.

(21) Concentration Risk

Significant supplier. For the years ended December 31, 2018 and 2017, the Company purchased ATM and ATM-related equipment from one supplier that accounted for 64.4% and 73.7%, respectively, of the Company’s total ATM purchases for those years.

Significant merchant customers. For the years ended December 31, 2018, 2017, and 2016, the Company derived approximately 24.0%,  30.9% and 39.2%, respectively, of its total revenues from ATMs placed at the locations of its top five merchant customers. The Company’s top five merchant customers for the year ended December 31, 2018 were, Co-operative Food (“Co-op Food”) (in the U.K.), CVS Caremark Corporation (“CVS”), Alimentation Couche-Tard Inc. (“Couche-Tard”) (in the U.S. and Canada), Speedway LLC (“Speedway”) and Walgreens Boots Alliance, Inc. (“Walgreens”). No individual customer accounted more than 6% of total revenue for the year of 2018. Accordingly, a significant percentage of the Company’s future revenues and operating income will be dependent upon the successful continuation of its relationship with these merchants. The Company’s top five merchant customers for the years ended December 31, 2017 and 2016 were, 7-Eleven, Co-op Food (in the U.K.), CVS, Walgreens, and Speedway.

(22) Segment Information

As of December 31, 2018, the Company’s operations consisted of its North America, Europe & Africa, and Australia & New Zealand segments. The Company’s ATM operations in the U.S., Canada, Mexico, and Puerto Rico are included in its North America segment. The North America segment also includes the Company’s transaction processing operations, which service its internal ATM operations, along with external customers. The Company’s operations in the U.K., Ireland, Germany, Spain, and South Africa are included in its Europe & Africa segment, along with i-design (the Company’s ATM advertising business based in the U.K.). The Company exited its operations in Poland at the end of 2017, which had previously been included in the Europe & Africa segment in 2017 and 2016. The Company’s Australia & New Zealand segment consists exclusively of its operations in Australia and New Zealand. The Corporate segment solely includes the Company’s corporate general and administrative expenses. While each of the reporting segments provides similar kiosk-based and/or ATM-related services, each segment is managed separately and requires different marketing and business strategies. Segment information presented for prior periods have been revised to reflect the changes in the Company’s segments.

Management uses Adjusted EBITDA and Adjusted EBITA, together with U.S. GAAP measures, to manage and measure the performance of its segments. Management believes Adjusted EBITDA and Adjusted EBITA are useful measures as they allow management to more effectively evaluate the performance of the business and compare its results of operations from period to period without regard to financing methods, capital structure, or non-recurring costs as defined by the Company. Adjusted EBITDA and Adjusted EBITA exclude amortization of intangible assets, share-based compensation expense, acquisition related expenses, certain non-operating expenses, (if applicable in a particular period) certain costs not anticipated to occur in future periods, gains or losses on disposal and impairment of assets, the Company’s obligations for the payment of income taxes, interest expense, and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Additionally, Adjusted EBITDA excludes depreciation and accretion expense. Depreciation and accretion expense and amortization of intangible assets are excluded as these amounts can vary substantially from company to company within the Company’s industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired.

Adjusted EBITDA and Adjusted EBITA, as defined by the Company, are non-GAAP financial measures provided as a complement to financial results prepared in accordance with U.S. GAAP and may not be defined in the same manner by all companies and therefore may not be comparable to other similarly titled measures of other companies. In evaluating the Company’s performance as measured by Adjusted EBITDA and Adjusted EBITA, management recognizes and considers the limitations of these measurements. Accordingly, Adjusted EBITDA and Adjusted EBITA are only two of the measurements that management utilizes. Therefore, Adjusted EBITDA and Adjusted EBITA should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, or financing activities, or other income or cash flow measures contained within our consolidated financial statements.

The following table is a reconciliation of Net income (loss) attributable to controlling interests and available to common shareholders to EBITDA, Adjusted EBITDA, and Adjusted EBITA:

	Year Ended
	December 31,
	2018	2017	2016
	(In thousands)
Net income (loss) attributable to controlling interests and available to common shareholders	$3,676	$(145,350)	$87,991
Adjustments:
Interest expense, net	35,429	35,036	17,360
Amortization of deferred financing costs and note discount	14,887	12,574	11,529
Redemption costs for early extinguishment of debt	6,408	—	—
Income tax expense (benefit)	10,457	(9,292)	26,622
Depreciation and accretion expense	126,199	122,036	90,953
Amortization of intangible assets	52,911	57,866	36,822
EBITDA	$249,967	$72,870	$271,277
Add back:
Loss on disposal and impairment of assets	17,873	33,275	81
Other income (1)	(627)	3,524	2,958
Noncontrolling interests (2)	38	(25)	(67)
Share-based compensation expense	15,660	14,395	21,430
Restructuring expenses (3)	6,586	11,136	13,747
Acquisition related expenses (4)	3,191	18,917	9,513
Goodwill and intangible asset impairment (5)	—	194,521	—
Adjusted EBITDA	$292,688	$348,613	$318,939
Less:
Depreciation and accretion expense (6)	126,197	122,029	90,927
Adjusted EBITA	$166,491	$226,584	$228,012

(1)	Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition related contingent consideration, and other non-operating costs.
(2)	Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of one of its Mexican subsidiaries.
(3)

For the year ended December 31, 2018 and 2017, expenses include employee severance and other costs incurred in conjunction with a corporate reorganization and cost reduction initiative. For the year ended December 31, 2017 and 2016, expenses also include amounts associated with the Company’s redomicile of its parent company to the U.K. that occurred on July 1, 2016.

(4)

Acquisition related expenses include costs incurred for professional and legal fees and certain other transition and integration-related costs. Expenses include employee severance and lease termination costs related to DCPayments acquisition integration in the twelve months ended December 31, 2017.

(5)	Goodwill and intangible asset impairments related to the Company’s Australia & New Zealand segment.
(6)	Amounts exclude a portion of the expenses incurred by one of the Company’s Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.

The following tables reflect certain financial information for each of the Company’s reporting segments for the periods presented:

	Year Ended December 31, 2018
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$820,252	$407,584	$117,407	$—	$—	$1,345,243
Intersegment revenues	9,034	2,185	—	—	(11,219)	—
Cost of revenues	564,878	252,094	86,814	787	(6,790)	897,783
Selling, general, and administrative expenses	67,778	35,926	9,692	57,109	(15)	170,490
Restructuring expenses	3,597	1,645	—	1,344	—	6,586
Acquisition related expenses	(329)	1,518	1,124	878	—	3,191
Loss on disposal and impairment of assets	12,295	5,360	218	—	—	17,873

Adjusted EBITDA	196,636	121,748	20,900	(42,238)	(4,358)	292,688

Depreciation and accretion expense	71,041	49,598	5,159	481	(80)	126,199
Adjusted EBITA	125,594	72,151	15,741	(42,719)	(4,276)	166,491

Capital expenditures (1)	$44,867	$40,687	$7,122	$14,529	$—	$107,205

	Year Ended December 31, 2017
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$971,343	$403,344	$132,912	$—	$—	$1,507,599
Intersegment revenues	9,043	1,488	—	—	(10,531)	—
Cost of revenues	658,153	250,120	96,474	1,146	(6,773)	999,120
Selling, general, and administrative expenses	71,603	37,992	9,244	55,398	—	174,237
Redomicile-related expenses	—	49	—	733	—	782
Restructuring expenses	3,668	2,942	—	3,744	—	10,354
Acquisition related expenses	2,210	2,261	3,132	11,314	—	18,917
Goodwill and intangible asset impairment	—	—	194,521	—	—	194,521
Loss on disposal and impairment of assets	10,432	1,299	21,496	48	—	33,275

Adjusted EBITDA	250,619	116,720	27,170	(42,137)	(3,759)	348,613

Depreciation and accretion expense	70,934	44,306	6,796	—	—	122,036
Adjusted EBITA	179,686	72,414	20,380	(42,137)	(3,759)	226,584

Capital expenditures (1)	$61,742	$61,651	$6,310	$14,437	$—	$144,140

	Year Ended
	December 31, 2016
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$899,392	$365,972	$—	$—	$—	$1,265,364
Intersegment revenues	9,006	1,437	—	—	(10,443)	—
Cost of revenues	592,187	231,465	—	878	(10,443)	814,087
Selling, general, and administrative expenses	63,672	34,138	—	55,972	—	153,782
Redomicile-related expenses	—	166	—	13,581	—	13,747
Acquisition related expenses	3,035	1,471	—	5,007	—	9,513
Loss (gain) on disposal and impairment of assets	1,975	(1,894)	—	—	—	81

Adjusted EBITDA	252,543	101,806	—	(35,489)	79	318,939

Depreciation and accretion expense	54,597	36,356	—	—	—	90,953
Adjusted EBITA	197,946	65,450	—	(35,463)	79	228,012

Capital expenditures (1)	$64,028	$51,294	$—	$10,560	$—	$125,882

(1)

Capital expenditures include payments made for plant, property, and equipment, exclusive license agreements, and site acquisition costs. Additionally, capital expenditures for one of the Company’s Mexican subsidiaries, included in the North America segment, are reflected gross of any noncontrolling interest amounts.

Identifiable Assets

	December 31, 2018	December 31, 2017
	(In thousands)
North America	$1,195,693	$1,175,154
Europe & Africa	494,457	579,879
Australia & New Zealand	63,613	75,095
Corporate	33,581	32,588
Total	$1,787,344	$1,862,716

.

(23) Supplemental Guarantor Financial Information

The 2025 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by Cardtronics plc and certain of its subsidiaries and certain of its future subsidiaries, with the exception of Cardtronics plc’s immaterial subsidiaries and CFC Guarantors (as defined in the Credit Agreement). The guarantees of the 2025 Notes by any Guarantor are subject to automatic and customary releases upon: (i) the sale or disposition of all or substantially all of the assets of the Guarantor, (ii) the disposition of sufficient capital stock of the Guarantor so that it no longer qualifies under the Indenture as a restricted subsidiary of the Company, (iii) the designation of the Guarantor as an unrestricted subsidiary in accordance with the Indenture, (iv) the legal or covenant defeasance of the notes or the satisfaction and discharge of the Indenture, (v) the liquidation or dissolution of the Guarantor, or (vi) provided the Guarantor is not wholly-owned by the Company, its ceasing to guarantee other debt of the Company or another Guarantor. A Guarantor may not sell or otherwise dispose of all or substantially all of its properties or assets to, or consolidate with or merge with or into, another company (other than the Company or another Guarantor), unless no default under the Indenture exists and either the successor to the Guarantor assumes its guarantee of the 2025 Notes or the disposition, consolidation, or merger complies with the “Asset Sales” covenant in the Indenture.

The following information reflects the Condensed Consolidating Statements of Comprehensive (Loss) Income and Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016 and the Condensed Consolidating Balance Sheets as of December 31, 2018 and 2017 for: (i) Cardtronics plc, the parent Guarantor of the 2025 Notes (“Parent”), (ii) Cardtronics Delaware (“Issuer”), (iii) the 2025 Notes Guarantors (the “Guarantors”), and (iv) the 2025 Notes Non-Guarantors.

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$922,106	$434,599	$(11,462)	$1,345,243
Operating costs and expenses	30,539	(28)	830,218	406,948	7,356	1,275,033
(Loss) income from operations	(30,539)	28	91,888	27,651	(18,818)	70,210
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	27,235	40,510	(17,610)	181	50,316
Redemption costs for early extinguishment of debt	—	6,408	—	—	—	6,408
Equity in (earnings) loss of subsidiaries	(28,359)	(45,136)	19,481	—	54,014	—
Other (income) expense	(40)	877	(1,594)	16,599	(16,469)	(627)
Income (loss) before income taxes	(2,140)	10,644	33,491	28,662	(56,544)	14,113
Income tax (benefit) expense	(5,796)	(8,524)	14,372	10,405	—	10,457
Net income (loss)	3,656	19,168	19,119	18,257	(56,544)	3,656
Net loss attributable to noncontrolling interests	—	—	—	—	(20)	(20)
Net income attributable to controlling interests and available to common shareholders	3,656	19,168	19,119	18,257	(56,524)	3,676
Comprehensive (loss) income attributable to controlling interests	$(29,631)	$19,171	$38,364	$(34,273)	$(23,240)	$(29,609)

	Year Ended December 31, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$1,050,497	$468,695	$(11,593)	$1,507,599
Operating costs and expenses	30,015	2,087	951,444	444,634	(11,593)	1,416,587
Goodwill and Intangible Impairment	—	—	194,521	—	—	194,521
(Loss) income from operations	(30,015)	(2,087)	(95,468)	24,061	—	(103,509)
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	25,374	39,299	(17,062)	(1)	47,610
Equity in loss (earnings) of subsidiaries	121,145	(19,429)	(320,861)	(2,940)	222,085	—
Other (income) expense	(130)	(411)	26,322	(10,172)	(12,085)	3,524
(Loss) income before income taxes	(151,030)	(7,621)	159,772	54,235	(209,999)	(154,643)
Income tax (benefit) expense	(5,679)	(10,550)	1,881	5,056	—	(9,292)
Net (loss) income	(145,351)	2,929	157,891	49,179	(209,999)	(145,351)
Net loss attributable to noncontrolling interests	—	—	—	—	(1)	(1)
Net (loss) income attributable to controlling interests and available to common shareholders	(145,351)	2,929	157,891	49,179	(209,998)	(145,350)
Comprehensive (loss) income attributable to controlling interests	$(71,811)	$5,616	$189,618	$93,024	$(288,258)	$(71,811)

	Year Ended
	December 31, 2016
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$904,237	$411,907	$(50,780)	$1,265,364
Operating costs and expenses	18,166	22,565	764,425	364,609	(50,780)	1,118,985
(Loss) income from operations	(18,166)	(22,565)	139,812	47,298	—	146,379
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	25,188	30,212	(26,511)	—	28,889
Equity in earnings of subsidiaries	(102,653)	(102,835)	(58,890)	—	264,378	—
Other expense (income)	263	(19,838)	(3,914)	(2,882)	29,329	2,958
Income (loss) before income tax	84,224	74,920	172,404	76,691	(293,707)	114,532
Income tax (benefit) expense	(3,686)	(10,889)	37,268	3,929	—	26,622
Net income (loss)	87,910	85,809	135,136	72,762	(293,707)	87,910
Net loss attributable to noncontrolling interests	—	—	—	—	(81)	(81)
Net income attributable to controlling interests and available to common shareholders	87,910	85,809	135,136	72,762	(293,626)	87,991
Comprehensive income (loss) attributable to controlling interests	$68,919	$77,015	$122,973	$73,395	$(273,302)	$69,000

Condensed Consolidating Balance Sheets

	As of December 31, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$89	$6	$22,998	$16,847	$—	$39,940
Restricted cash	—	—	139,890	15,580	—	155,470
Accounts and notes receivable, net	—	—	45,893	29,817	(67)	75,643
Other current assets	—	4,375	34,458	56,955	(10)	95,778
Total current assets	89	4,381	243,239	119,199	(77)	366,831
Property and equipment, net	—	—	302,167	158,590	(570)	460,187
Intangible assets, net	—	—	120,043	31,710	(906)	150,847
Goodwill	—	—	564,414	185,243	(513)	749,144
Investments in and advances to subsidiaries	375,535	410,955	247,512	—	(1,034,002)	—
Intercompany receivable	7,412	211,359	150,023	358,579	(727,373)	—
Deferred tax asset, net	342	—	(1,688)	10,004	—	8,658
Prepaid expenses, deferred costs, and other noncurrent assets	—	10,956	24,025	16,696	—	51,677
Total assets	$383,378	$637,651	$1,649,735	$880,021	$(1,763,441)	$1,787,344
Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	—	—	14,552	5,726	(12)	20,266
Accounts payable and accrued liabilities	642	240	311,415	96,240	(67)	408,470
Total current liabilities	642	240	325,967	101,966	(79)	428,736
Long-term debt	—	263,507	351,292	203,686	—	818,485
Intercompany payable	5,964	69,711	556,745	98,198	(730,618)	—
Asset retirement obligations	—	—	25,628	28,785	—	54,413
Deferred tax liability, net	—	—	38,301	2,897	—	41,198
Other long-term liabilities	—	2,620	25,998	39,122	—	67,740
Total liabilities	6,606	336,078	1,323,931	474,654	(730,697)	1,410,572
Shareholders' equity	376,772	301,573	325,804	405,367	(1,032,744)	376,772
Total liabilities and shareholders' equity	$383,378	$637,651	$1,649,735	$880,021	$(1,763,441)	$1,787,344

	As of December 31, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$89	$7	$15,807	$35,467	$—	$51,370
Accounts and notes receivable, net	—	—	55,912	49,333	—	105,245
Deferred tax asset, net	—	—	(3,466)	3,466	—	—
Restricted Cash	—	—	34,629	13,699	—	48,328
Other current assets	400	1,585	39,218	69,186	—	110,389
Total current assets	489	1,592	142,100	171,151	—	315,332
Property and equipment, net	—	—	312,591	185,479	(168)	497,902
Intangible assets, net	—	—	159,248	51,337	(723)	209,862
Goodwill	—	—	572,275	202,664	—	774,939
Investments in and advances to subsidiaries	385,729	465,347	392,327	—	(1,243,403)	—
Intercompany receivable	10,231	211,540	71,477	486,408	(779,656)	—
Deferred tax asset, net	332	—	1,343	5,250	—	6,925
Prepaid expenses, deferred costs, and other noncurrent assets	—	12,172	28,763	16,821	—	57,756
Total assets	$396,781	$690,651	$1,680,124	$1,119,110	$(2,023,950)	$1,862,716
Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	—	4,892	21,746	4,744	(12)	31,370
Accounts payable and accrued liabilities	979	10,070	205,199	134,932	—	351,180
Total current liabilities	979	14,962	226,945	139,676	(12)	382,550
Long-term debt	—	504,912	394,596	18,213	—	917,721
Intercompany payable	5,409	4,272	673,053	100,410	(783,144)	—
Asset retirement obligations	—	—	25,424	34,496	—	59,920
Deferred tax liability, net	—	—	34,926	2,204	—	37,130
Other long-term liabilities	—	3,997	25,402	45,603	—	75,002
Total liabilities	6,388	528,143	1,380,346	340,602	(783,156)	1,472,323
Shareholders' equity	390,393	162,508	299,778	778,508	(1,240,794)	390,393
Total liabilities and shareholders' equity	$396,781	$690,651	$1,680,124	$1,119,110	$(2,023,950)	$1,862,716

Condensed Consolidated Statement of Cash Flows

	Year Ended December 31, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$5,577	$74,075	$234,383	$20,167	$—	$334,202
Additions to property and equipment	—	—	(67,575)	(39,630)	—	(107,205)
Acquisitions, net of cash acquired	—	—	(1,150)	—	—	(1,150)
Net cash used in investing activities	—	—	(68,725)	(39,630)	—	(108,355)
Proceeds from borrowings under revolving credit facility	—	370,600	116,609	395,554	—	882,763
Repayments of borrowings under revolving credit facility	—	(375,500)	(160,006)	(209,642)	—	(745,148)
Redemption of long-term notes	—	(250,000)	—	—	—	(250,000)
Intercompany financing	—	187,232	(5,419)	(181,813)	—	—
Tax payments related to share-based compensation	(5,591)	—	—	—	—	(5,591)
Proceeds from exercises of stock options	14	—	—	—	—	14
Debt issuance, modification, and redemption costs	—	(6,408)	(2,022)	—	—	(8,430)
Net cash (used in) provided by financing activities	(5,577)	(74,076)	(50,838)	4,099	—	(126,392)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(2,367)	(1,495)	—	(3,862)
Net (decrease) increase in cash, cash equivalents, and restricted cash	—	(1)	112,453	(16,859)	—	95,593
Cash, cash equivalents, and restricted cash as of beginning of period	89	7	50,435	49,286	—	99,817
Cash, cash equivalents, and restricted cash as of end of period	$89	$6	$162,888	$32,427	$—	$195,410

	Year Ended December 31, 2017
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$8,388	$20,200	$171,028	$30,971	$—	$230,587
Additions to property and equipment	—	—	(83,357)	(60,783)	—	(144,140)
Acquisitions, net of cash acquired	—	—	(466,455)	(18,147)	—	(484,602)
Net cash used in investing activities	—	—	(549,812)	(78,930)	—	(628,742)
Proceeds from borrowing under revolving credit facility	—	352,600	604,138	124,951	—	1,081,689
Repayments of borrowings under revolving credit facility	—	(372,800)	(495,944)	(107,417)	—	(976,161)
Proceeds from borrowings of long-term debt	—	—	300,000	—	—	300,000
Debt issuance costs	—	—	(5,704)	—	—	(5,704)
Intercompany financing	—	—	(6,605)	6,605	—	—
Tax payments related to share-based compensation	(8,504)	—	—	—	—	(8,504)
Proceeds from exercise of stock options	104	—	—	—	—	104
Net cash (used in) provided by financing activities	(8,400)	(20,200)	395,885	24,139	—	391,424
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	527	274	—	801
Net increase (decrease) in cash, cash equivalents, and restricted cash	(12)	—	17,628	(23,546)	—	(5,930)
Cash, cash equivalents, and restricted cash as of beginning of period	101	7	32,807	72,832	—	105,747
Cash, cash equivalents, and restricted cash as of end of period	$89	$7	$50,435	$49,286	$—	$99,817

	Year Ended
	December 31, 2016
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$(1,106)	$60,033	$103,624	$109,760	$—	$272,311
Additions to property and equipment	—	—	(77,124)	(48,758)	—	(125,882)
Acquisitions, net of cash acquired	—	—	(17,512)	(5,157)	—	(22,669)
Proceeds from sale of assets and businesses	—	—	9,348	—	—	9,348
Net cash used in investing activities	—	—	(85,288)	(53,915)	—	(139,203)
Proceeds from borrowings under revolving credit facility	—	198,826	—	36,542	—	235,368
Repayments of borrowings under revolving credit facility	—	(255,727)	—	(55,635)	—	(311,362)
Repayments of intercompany notes payable	—	248	(14,430)	14,182	—	—
Proceeds from exercises of stock options	526	147	—	—	—	673
Additional tax benefit related to share-based compensation	681	(343)	—	—	—	338
Repurchase of common shares	—	(3,959)	—	—	—	(3,959)
Net cash used in financing activities	1,207	(60,808)	(14,430)	(4,911)	—	(78,942)
Effect of exchange rate changes on cash	—	—	(4,074)	(2,366)	—	(6,440)
Net (decrease) increase in cash and cash equivalents	101	(775)	(168)	48,568	—	47,726
Cash and cash equivalents as of beginning of period	—	782	32,975	24,264	—	58,021
Cash and cash equivalents as of end of period	$101	$7	$32,807	$72,832	$—	$105,747

.

(24) Supplemental Selected Quarterly Financial Information (Unaudited)

The Company’s financial information by quarter is summarized below for the periods indicated:

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
	(In thousands, excluding per share amounts)
2018
Total revenues	$336,184	$340,987	$340,175	$327,897	$1,345,243
Net (loss) income	(2,785)	3,772	8,779	(6,110)	3,656
Net (loss) income attributable to controlling interests and available to common shareholders	(2,768)	3,767	8,781	(6,104)	3,676
Basic net (loss) income per common share	$(0.06)	$0.08	$0.19	$(0.13)	$0.08
Diluted net (loss) income per common share	$(0.06)	$0.08	$0.19	$(0.13)	$0.08

2017
Total revenues	$357,572	$385,112	$401,950	$362,965	$1,507,599
Net (loss) income	(894)	15,157	(175,570)	15,956	(145,351)
Net (loss) income attributable to controlling interests and available to common shareholders	(901)	15,158	(175,561)	15,954	(145,350)
Basic net (loss) income per common share	$(0.02)	$0.33	$(3.84)	$0.34	$(3.19)
Diluted net (loss) income per common share	$(0.02)	$0.33	$(3.84)	$0.34	$(3.19)

.

S

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements on any matters of accounting principles or financial statement disclosure between the Company and its independent registered public accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company have evaluated, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (this “2018 Form 10-K”). The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 includes its consolidated subsidiaries.

The Company’s management, under the supervision and with the participation of its principal executive officer and principal financial officer, assessed the effectiveness of its internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control - Integrated Framework (2013), its management concluded that its internal control over financial reporting was effective as of December 31, 2018.

Attestation Report of the Independent Registered Public Accounting Firm

The Company’s internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this 2018 Form 10-K, as stated in the attestation report which is included in Item 8. Financial Statements and Supplementary Data, Reports of Independent Registered Public Accounting Firm.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

The Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of the Code of Ethics is available on the Company’s website at http://www.cardtronics.com, and you may also request a copy of the Code of Ethics at no cost, by writing or telephoning at the following: Cardtronics plc, Attention: Chief Financial Officer, 2050 West Sam Houston Parkway South, Suite 1300,  Houston, Texas 77042, (832) 308-4000. The Company intends to disclose any amendments to or waivers of the Code of Ethics on behalf of its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and persons performing similar functions on its website at http://www.cardtronics.com promptly following the date of any such amendment or waiver.

Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 10 the remaining information required by this Item 10 from the information to be disclosed in its definitive proxy statement for its 2019 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 11 the information to be disclosed in its definitive proxy statement for its 2019 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 12 the information to be disclosed in its definitive proxy statement for its 2019 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 13 the information to be disclosed in its definitive proxy statement for its 2019 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 14 the information to be disclosed in its definitive proxy statement for its 2019 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Consolidated Financial Statements

2. Financial Statement Schedules

All schedules are omitted because they are either not applicable or required information is reported in the consolidated financial statements or notes thereto.

3. Index to Exhibits

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are reflected in the Index to Exhibits accompanying this 2018 Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

Index to Exhibits

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
4.1

Indenture, dated as of April 4, 2017, by and among Cardtronics, Inc., Cardtronics USA, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to Cardtronics, Inc.’s and Cardtronics USA, Inc.’s 5.5% Senior Notes due 2025 (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed by Cardtronics, PLC on April 5, 2017, File No. 001-37820).

4.2

First Supplemental Indenture, dated as of April 28, 2017, by and among Cardtronics, Inc. Cardtronics USA Inc., Cardtronics plc, the subsidiary guarantors names therein and Wells Fargo Bank, National Association, as trustee, relating to Cardtronics, Inc.’s and Cardtronics USA, Inc.’s 5.5% Senior Notes due 2025 (incorporated herein by reference to Exhibit 4.2 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 28, 2018).

4.3

Form of 5.5% Senior Note due 2025 (incorporated herein by reference to Exhibit 4.2 (included in Exhibit 4.1) of the Current Report on Form 8-K, filed by Cardtronics, PLC on April 5, 2017, File No. 001-37820).

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

10.6

Sixth Amendment to Amended and Restated Credit Agreement, dated October 3, 2017, by and among Cardtronics plc, the other Obligors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 4.2 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 28, 2018).

10.7*

Credit Agreement, dated as of November 19, 2018, by and among Cardtronics plc, the other Obligors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Alternative Currency Agent, Bank of America, N.A., Barclays Bank plc and Wells Fargo Bank, N.A. as co-Syndication Agents and Capital One, N.A. and Compass Bank, as co-Documentation Agents, and the lenders party thereto.

10.8

Placement Agreement, dated as of July 20, 2007, by and between Cardtronics, Inc. and 7-Eleven, Inc. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on November 9, 2007, File No. 333-113470).

Exhibit Number	Description
10.9

Purchase Agreement, dated July 21, 2014, by and among WSILC, L.L.C., RTW ATM, LLC, C.O.D., LLC and WG ATM, LLC and their Members and Cardtronics USA, Inc. (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on October 29, 2014, File No. 001-33864).

10.10

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

10.19

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
10.22

Amended and Restated Additional Warrant Confirmation, dated as of October 26, 2016, by and among Cardtronics plc, Cardtronics, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.12 of the Current Report on Form 8-K, filed by Cardtronics plc on November 1, 2016, File No. 001-37820).

10.23†

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

10.24†

Form of Indemnification Agreement of Cardtronics, Inc., entered into by each director of Cardtronics plc and each of the following officers: Steven A. Rathgaber, Edward H. West, E. Brad Conrad, Jerry Garcia and David Dove (incorporated herein by reference to Exhibit 10.7 of the Current Report on Form 8-K, filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

10.25†

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

10.28†

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

10.31†

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

10.35†*	Fourth Amended and Restated 2007 Stock Incentive Plan (adopted by Cardtronics plc on January 18, 2019).
10.36

Deed of Assumption, dated July 1, 2016, executed by Cardtronics plc (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

Exhibit Number	Description
10.37†

Restricted Stock Unit Agreement by and between Cardtronics, Inc. and David Dove, dated effective September 3, 2013 (incorporated herein by reference to Exhibit 10.57 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 18, 2014, File No. 001-33864).

10.38†*	Form Annual Executive Cash Incentive Plan
10.39†

Cardtronics, Inc. 2013 Long Term Incentive Plan, dated March 29, 2013 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on April 4, 2013, File No. 001-33864).

10.40†

Cardtronics, Inc. 2014 Long Term Incentive Plan, dated March 27, 2014 (incorporated herein by reference to Exhibit 99.3 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on April 2, 2014, File No. 001-33864).

10.41†

Cardtronics, Inc. 2015 Long Term Incentive Plan, dated March 24, 2015 (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on April 30, 2015, File No. 001-33864).

10.42†

Cardtronics, Inc. 2016 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on April 28, 2016 File No. 001-33864).

10.43†

Cardtronics, Inc. 2016 Annual Bonus Pool Allocation Plan (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on April 28, 2016, File No. 001-33864).

10.44†

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

10.46†

Retirement Agreement by and between Cardtronics plc and P. Michael McCarthy, dated effective as of January 3, 2017 (incorporated herein by reference to Exhibit 10.43 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 28, 2017, File No. 001-33864).

10.47†

Employment Agreement by and between Cardtronics USA, Inc. and David Dove, dated effective as of September 1, 2013 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics, Inc. on November 4, 2013, File No. 001-33864).

10.48†

First Amendment to Employment Agreement by and between Cardtronics USA, Inc. and David Dove, dated effective as of August 22, 2016 (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on October 27, 2016, File No. 001-37820).

10.49†

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

10.51†

Service Agreement by and between Bank Machine Limited and Jonathan Simpson-Dent, dated effective as of August 7, 2013 (incorporated herein by reference to Exhibit 10.56 of the Annual Report on Form 10-K, filed by Cardtronics, Inc. on February 24, 2015, File No. 001-33864).

10.52†

Amended and Restated Employment Agreement by and between Cardtronics plc and Edward H. West, dated as of December 6, 2017 (incorporated herein by reference to Exhibit 10.01 of the Current Report on Form 8-K, filed by Cardtronics, Inc. on December 11, 2017, File No. 001-33864).

10.53†

Employment Agreement by and between Cardtronics plc and Gary W. Ferrera, dated effective as of November 28, 2017 (incorporated herein by reference to Exhibit 10.51 of the Annual Report on Form 10-K, filed by Cardtronics plc on February 28, 2018).

Exhibit Number	Description
10.54†

Employment Agreement by and between Cardtronics USA, Inc. and Paul Gullo, dated effective as of May 14, 2018 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on August 2, 2018).

10.55†

Employment agreement by and between Cardtronics USA, Inc. and Dan Antilley, dated effective as of October 9, 2018 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on November 1, 2018).

10.56†

Employment agreement by and between Cardtronics USA, Inc. and Brian Bailey, dated effective as of October 10, 2018 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on November 1, 2018).

10.57†

Employment agreement by and between Cardtronics USA, Inc. and Stuart Mackinnon, dated effective as of October 9, 2018 (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on November 1, 2018).

10.58†*	Employment agreement by and between Cardtronics USA, Inc. and J. Brad Nolan, dated October 9, 2018.
10.59†*	Employment agreement by and between Cardtronics USA, Inc. and Geri R. House, dated October 9, 2018.
10.60†*	Employment agreement by and between Cardtronics USA, Inc. and Aimie Killeen dated February 24, 2019.
10.61†*	Service agreement by and between Cardtronics UK Limited and Marc Terry, dated effective as of September 17, 2017.
21.1*	Subsidiaries of Cardtronics plc.
23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.
31.1*	Certification of the Chief Executive Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics plc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*  Filed herewith.

**Furnished herewith.

†  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on February 28, 2019.

Cardtronics plc

/s/ Edward H. West
Edward H. West
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 28, 2019.

Signature	Title

/s/ Edward H. West	Chief Executive Officer and Director
Edward H. West	(Principal Executive Officer)
/s/ Gary W. Ferrera	Chief Financial Officer
Gary W. Ferrera	(Principal Financial Officer)
/s/ Paul A. Gullo	Chief Accounting Officer
Paul A. Gullo	(Principal Accounting Officer)
/s/ Mark Rossi
Mark Rossi	Chairman of the Board of Directors
/s/ Tim Arnoult
Tim Arnoult	Director
/s/ Juli Spottiswood
Juli Spottiswood	Director
/s/ Jorge M. Diaz
Jorge M. Diaz	Director
/s/ G. Patrick Phillips
G. Patrick Phillips	Director
/s/ Julie Gardner
Julie Gardner	Director
/s/ Warren Jenson
Warren Jenson	Director
/s/Douglas Braunstein
Douglas Braunstein	Director