Form 10-Q
period 2019-03-31
Cardtronics plc
filed 2019-05-02
CIK 1671013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-37820
________________________________________
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding as of April 30, 2019: 46,316,418 Ordinary shares, nominal value $0.01 per share.

CARDTRONICS PLC
When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics” we are describing Cardtronics plc and/or our subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CARDTRONICS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,444	$39,940
Accounts and notes receivable, net of allowance for doubtful accounts of $3,208 and $3,005 as of March 31, 2019 and December 31, 2018, respectively	80,277	75,643
Inventory, net	12,773	11,392
Restricted cash	84,790	155,470
Prepaid expenses, deferred costs, and other current assets	102,884	84,386
Total current assets	316,168	366,831
Property and equipment, net of accumulated depreciation of $445,272 and $417,151 as of March 31, 2019 and December 31, 2018, respectively	458,067	460,187
Intangible assets, net	140,091	150,847
Goodwill	754,084	749,144
Operating lease assets	81,973	—
Deferred tax asset, net	10,311	8,658
Prepaid expenses, deferred costs, and other noncurrent assets	41,516	51,677
Total assets	$1,802,210	$1,787,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term liabilities	$50,492	$20,266
Accounts payable	35,440	39,310
Accrued liabilities	322,297	369,160
Total current liabilities	408,229	428,736

Long-term debt	802,719	818,485
Asset retirement obligations	54,946	54,413
Noncurrent operating lease liabilities	72,482	—
Deferred tax liability, net	39,630	41,198
Other long-term liabilities	48,375	67,740
Total liabilities	1,426,381	1,410,572

Commitments and contingencies (See Note 15)

Shareholders' equity:
Ordinary shares, $0.01 nominal value; 46,308,277 and 46,134,381 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	463	461
Additional paid-in capital	329,712	327,009
Accumulated other comprehensive loss, net	(74,478)	(66,877)
Retained earnings	120,229	116,276
Total parent shareholders' equity	375,926	376,869
Noncontrolling interests	(97)	(97)
Total shareholders’ equity	375,829	376,772
Total liabilities and shareholders’ equity	$1,802,210	$1,787,344
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
ATM operating revenues	$302,602	$319,731
ATM product sales and other revenues	15,668	16,453
Total revenues	318,270	336,184
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below. See Note 1(c))	206,158	215,490
Cost of ATM product sales and other revenues	11,925	12,762
Total cost of revenues	218,083	228,252
Operating expenses:
Selling, general, and administrative expenses	43,660	41,740
Restructuring expenses	—	2,413
Acquisition related expenses	—	1,720
Depreciation and accretion expense	32,973	31,042
Amortization of intangible assets	12,412	13,771
Loss on disposal and impairment of assets	968	5,420
Total operating expenses	90,013	96,106
Income from operations	10,174	11,826
Other expenses:
Interest expense, net	6,643	9,174
Amortization of deferred financing costs and note discount	3,292	3,308
Other (income) expense	(7,207)	2,160
Total other expenses	2,728	14,642
Income (loss) before income taxes	7,446	(2,816)
Income tax expense (benefit)	3,129	(31)
Net income (loss)	4,317	(2,785)
Net loss attributable to noncontrolling interests	(2)	(17)
Net income (loss) attributable to controlling interests and available to common shareholders	$4,319	$(2,768)

Net income (loss) per common share – basic	$0.09	$(0.06)
Net income (loss) per common share – diluted	$0.09	$(0.06)

Weighted average shares outstanding – basic	46,223,764	45,833,070
Weighted average shares outstanding – diluted	46,635,033	45,833,070
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$4,317	$(2,785)
Unrealized (loss) gain on interest rate swap contracts, net of deferred income tax (benefit) expense of $(3,196) and $5,143 for the three months ended March 31, 2019 and 2018, respectively.	(12,703)	17,361
Foreign currency translation adjustments, net of deferred income tax (benefit) expense of $(80) and $24 for the three months ended March 31, 2019 and 2018, respectively.	5,102	7,624
Other comprehensive (loss) income	(7,601)	24,985
Total comprehensive (loss) income	(3,284)	22,200
Less: Comprehensive loss attributable to noncontrolling interests	—	(19)
Comprehensive (loss) income attributable to controlling interests	$(3,284)	$22,219
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2017	45,696	$457	$316,940	$(33,595)	$106,670	$(79)	$390,393
Issuance of common shares for share-based compensation, net of forfeitures	225	2	—	—	—	—	2
Share-based compensation expense	—	—	2,445	—	—	—	2,445
Tax payments related to share-based compensation	—	—	(2,379)	—	—	—	(2,379)
Unrealized gain on interest rate swap and foreign currency forward contracts, net of deferred income tax expense of $5,143	—	—	—	17,361	—	—	17,361
Net loss attributable to controlling interests	—	—	—	—	(2,768)	—	(2,768)
Net loss attributable to noncontrolling interests	—	—	—	—	—	(17)	(17)
Deferred sales commission	—	—	—	—	5,933	—	5,933
Foreign currency translation adjustments, net of deferred income tax expense of $24	—	—	(10)	7,624	—	(1)	7,613
Balance as of March 31, 2018	45,921	$459	$316,996	$(8,610)	$109,835	$(97)	$418,583

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2018	46,134	$461	$327,009	$(66,877)	$116,276	$(97)	$376,772
Cumulative effect of change in accounting principle	—	—	—	366	(366)	—	—
Issuance of common shares for share-based compensation, net of forfeitures	174	2	—	—	—	—	2
Share-based compensation expense	—	—	4,484	—	—	—	4,484
Tax payments related to share-based compensation	—	—	(1,781)	—	—	—	(1,781)
Unrealized loss on interest rate swap and foreign currency forward contracts, net of deferred income tax (benefit) of $(3,196)	—	—	—	(13,069)	—	—	(13,069)
Net income attributable to controlling interests	—	—	—	—	4,319	—	4,319
Net loss attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustments, net of deferred income tax (benefit) of $(80)	—	—	—	5,102	—	2	5,104
Balance as of March 31, 2019	46,308	$463	$329,712	$(74,478)	$120,229	$(97)	$375,829
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$4,317	$(2,785)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	45,385	44,813
Amortization of deferred financing costs and note discount	3,292	3,308
Share-based compensation expense	4,484	2,445
Deferred income tax (benefit)	354	(281)
Loss on disposal and impairment of assets	968	5,420
Other reserves and non-cash items	(7,497)	2,368
Changes in assets and liabilities:
(Increase) decrease in accounts and notes receivable, net	(3,851)	12,633
Increase in prepaid expenses, deferred costs, and other current assets	(19,222)	(17,995)
Increase in inventory, net	(2,741)	(1,424)
Decrease (increase) in other assets	1,740	(118)
Decrease in accounts payable	(4,506)	(11,581)
(Decrease) increase in restricted cash liabilities	(71,521)	24,238
Increase (decrease) in accrued liabilities	27,399	(5,577)
Decrease in other liabilities	(406)	(6,031)
Net cash (used in) provided by operating activities	(21,805)	49,433

Cash flows from investing activities:
Additions to property and equipment	(29,307)	(20,739)
Net cash used in investing activities	(29,307)	(20,739)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	120,918	143,502
Repayments of borrowings under revolving credit facility	(144,466)	(150,518)
Tax payments related to share-based compensation	(1,781)	(2,379)
Proceeds from exercises of stock options	2	—
Net cash used in financing activities	(25,327)	(9,395)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,263	684
Net (decrease) increase in cash, cash equivalents, and restricted cash	(75,176)	19,983

Cash, cash equivalents, and restricted cash as of beginning of period	195,410	99,817
Cash, cash equivalents, and restricted cash as of end of period	$120,234	$119,800

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,860	$7,553
Cash paid (refund) for income taxes	$4,720	$(7,138)
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) General and Basis of Presentation
(a) General
Cardtronics plc, together with its wholly and majority-owned subsidiaries (collectively, the “Company”), provides convenient automated financial related services to consumers through its global network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of March 31, 2019, Cardtronics was the world’s largest ATM owner/operator, providing services to approximately 229,000 ATMs globally,  33% of which are Company - owned.
During the three months ended March 31, 2019, approximately 64% of the Company’s revenues were derived from operations in North America (including its ATM operations in the United States ("U.S."), Canada, and Mexico), approximately 28% of the Company’s revenues were derived from operations in Europe and Africa (including its ATM operations in the United Kingdom ("U.K."), Ireland, Germany, Spain, and South Africa), and approximately 8% of the Company’s revenues were derived from the Company’s operations in Australia and New Zealand. As of March 31, 2019, the Company provided processing only services or various forms of managed services solutions to approximately 139,000 ATMs. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on Cardtronics to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.
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
In addition to its retail merchant relationships, the Company also partners with leading financial institutions to brand selected ATMs within its network. These financial institutions include BBVA Compass Bancshares, Inc., Citibank, N.A. , Citizens Financial Group, Inc., Cullen/Frost Bankers, Inc., Discover Bank, PNC Bank, N.A., Santander Bank, N.A., and TD Bank, N.A. in the U.S.; BMO Bank of Montreal, the Bank of Nova Scotia, Canadian Imperial Bank Commerce, DirectCash Bank, and TD Bank in Canada; and the Bank of Queensland Limited and HSBC Holdings plc in Australia. In Mexico, the Company partners with Scotiabank and Banco Multiva. As of March 31, 2019, approximately 20,000 of the Company’s ATMs were under contract with approximately 500 financial institutions to place their logos on the ATMs and to provide convenient surcharge-free access for their banking customers.
The Company owns and operates the Allpoint network (“Allpoint”), the largest surcharge-free ATM network (based on the number of participating ATMs). Allpoint, which has approximately 55,000 participating ATMs, provides surcharge-free ATM access to approximately 1,200 participating credit unions, banks, and stored-value debit card issuers. For participants, Allpoint provides scale, density, and convenience of surcharge-free ATMs that surpasses the largest banks in the U.S. Allpoint earns either a fixed monthly fee per cardholder or a fixed fee per transaction that is paid by the participants. Allpoint includes a majority of the Company’s ATMs in the U.S. and certain ATMs in the U.K., Canada, Mexico, and Australia. Allpoint also provides services to organizations that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer cards. Under these programs, the issuing organizations pay Allpoint a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.
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

(b) Basis of Presentation
This Quarterly Report on Form 10-Q (this “Form 10-Q”) has been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. As this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the U.S. (“U.S. GAAP” or “GAAP”), although the Company believes that the disclosures are adequate to make the information not misleading. You should read this Form 10-Q along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.
In management’s opinion, all normal recurring adjustments necessary for a fair presentation of the Company’s interim and prior period results have been made. A change to the prior year cash flow was made to conform to the Company's current year cash flow disclosure within the (Decrease) increase restricted cash liabilities line. This change was made to consistently present the changes in settlement liabilities corresponding to the changes in the balance of restricted cash. The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of results of operations that may be expected for any other interim period or for the full fiscal year.
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
The preparation of the unaudited interim financial statements to conform with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of this Form 10-Q and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and these differences could be material to the financial statements.
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
The following table reflects the amounts excluded from the Cost of ATM operating revenues line in the accompanying Consolidated Statements of Operations for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$24,607	$23,375
Amortization of intangible assets	12,412	13,771
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues	$37,019	$37,146
(d) Restructuring Expenses
During 2017, the Company initiated a global corporate reorganization and cost reduction initiative (the “Restructuring Plan”), intended to improve its cost structure and operating efficiency. The Restructuring Plan included workforce reductions, facilities closures, contract terminations, and other cost reduction measures. During the three months ended March 31, 2018, the Company implemented additional workforce reductions in an effort to continue its cost reduction initiative and incurred charges of $2.4 million, largely consisting of employee severance.

The following table reflects the amounts recorded in the Restructuring expenses line in the accompanying Consolidated Statements of Operations for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
North America	$—	$1,057
Europe & Africa	—	681
Corporate	—	675
Total restructuring expenses	$—	$2,413

As of March 31, 2019, a minimal amount of employee severance and lease termination costs remain unpaid and are presented within the Accrued liabilities and Other long-term liabilities lines in the accompanying Consolidated Balance Sheets.
(e) Cash, Cash Equivalents, and Restricted Cash
For purposes of reporting financial condition, cash and cash equivalents include cash in bank and short-term deposit accounts. Additionally, the Company maintains cash on deposit with banks that is pledged for a particular use or restricted to support a liability. These balances are classified as Restricted cash in the Current assets or Noncurrent assets line in the accompanying Consolidated Balance Sheets based on when the Company expects this cash to be paid. Current restricted cash largely consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. Restricted cash in current and noncurrent assets are offset by corresponding liability balances in the Accrued liabilities line in the accompanying Consolidated Balance Sheets. The changes in the settlement liabilities corresponding to the changes in the balance of restricted cash during the three month periods ended March 31, 2019 and 2018 are presented in our Statements of Cash Flows within the (Decrease) increase in restricted cash liabilities line.
The following table provides a reconciliation of the ending cash, cash equivalents, and restricted cash balances as of March 31, 2019 and 2018, corresponding with the balances reflected on its Consolidated Statements of Cash Flows.

	March 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$35,444	$46,673
Current and long-term restricted cash	84,790	73,127
Total cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows	$120,234	$119,800

The March 31, 2018 balance includes approximately $0.1 million classified in Other noncurrent assets.
(f) Inventory, net
The Company’s inventory is determined using the average cost method. The Company periodically assesses its inventory, and as necessary, adjusts the carrying values to the lower of cost or net realizable value.
The following table reflects the Company’s primary inventory components:

	March 31, 2019	December 31, 2018
	(In thousands)
ATMs	$2,746	$1,990
ATM spare parts and supplies	10,212	9,572
Total inventory	12,958	11,562
Less: Inventory reserves	(185)	(170)
Inventory, net	$12,773	$11,392

(2) New Accounting Pronouncements

Adoption of New Accounting Pronouncements

Lease Accounting. The Company adopted Accounting Standards Codification Topic 842, Leases (the “Lease Standard”) as of January 1, 2019, using the modified retrospective approach and using the effective date as the date of initial application. Consequently, financial information for dates and periods before January 1, 2019 have not been updated or recasted. In addition, the Company elected the practical expedients permitted under the transition guidance within the Lease Standard, which allowed the Company to carry forward prior conclusions about lease identification, lease classification, and initial direct costs. In accordance with the Company's accounting policy, the Company elected not to exclude short-term leases for any of its vehicle and equipment leases, as the lease terms associated with our operating leases are routinely longer than 12 months. In addition, the Company elected not to separate lease and non-lease components for its ATM placement agreements that contain fixed payments and are deemed to contain an operating lease under the Lease Standard.

The Company’s adoption of ASC 842 resulted in the recognition of operating lease assets and liabilities of approximately $85 million and $95 million, respectively, as well as the the derecognition of certain prepaid and deferred lease balances upon adoption. Upon adoption, this guidance had no impact on the Company's consolidated income from operations, net income, or cash flows.

Hedge Accounting. The Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12” or the “Hedging Standard”) as of January 1, 2019, using the modified retrospective transition approach, which requires the Company to account for ASU 2017-12 as of the date of adoption with any retrospective adjustments applicable to prior periods included as a cumulative-effect adjustment to accumulated other comprehensive loss and retained earnings. ASU 2017-12 amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. Upon adoption, this guidance had no impact on the Company's consolidated income from operations, net income, or cash flows.

Upon adoption, the Lease Standard and the Hedging Standard had the following impact on the Company’s consolidated statement of financial position:

Effect of Accounting Standards Adoption on Consolidated Statement of Financial Position

	December 31, 2018 As Reported	ASC Topic 842 (Leases)	ASU 2017-12 (Hedging)	December 31, 2018 As Adjusted

ASSETS
Current assets:
Cash and cash equivalents	$39,940	$—	$—	$39,940
Accounts and notes receivable, net	75,643	—	—	75,643
Inventory, net	11,392	—	—	11,392
Restricted cash	155,470	—	—	155,470
Prepaid expenses, deferred costs, and other current assets	84,386	3,483	—	87,869
Total current assets	366,831	3,483	—	370,314
Property and equipment, net of accumulated depreciation	460,187	—	—	460,187
Intangible assets, net	150,847	—	—	150,847
Goodwill	749,144	—	—	749,144
Operating lease assets	—	85,068	—	85,068
Deferred tax asset, net	8,658	—	—	8,658
Prepaid expenses, deferred costs, and other noncurrent assets	51,677	—	—	51,677
Total assets	$1,787,344	$88,551	$—	$1,875,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term liabilities	$20,266	$20,602	$—	$40,868
Accounts payable	39,310	—	—	39,310
Accrued liabilities	369,160	(447)	—	368,713
Total current liabilities	428,736	20,155	—	448,891

Long-term debt	818,485	—	—	818,485
Asset retirement obligations	54,413	—	—	54,413
Noncurrent operating lease liabilities	—	74,746	—	74,746
Deferred tax liability, net	41,198	—	—	41,198
Other long-term liabilities	67,740	(6,350)	—	61,390
Total liabilities	1,410,572	88,551	—	1,499,123

Shareholders' equity:
Ordinary shares	461	—	—	461
Additional paid-in capital	327,009	—	—	327,009
Accumulated other comprehensive loss, net	(66,877)	—	366	(66,511)
Retained earnings	116,276	—	(366)	115,910
Total parent shareholders' equity	376,869	—	—	376,869
Noncontrolling interests	(97)	—	—	(97)
Total shareholders’ equity	376,772	—	—	376,772
Total liabilities and shareholders’ equity	$1,787,344	$88,551	$—	$1,875,895

Accounting Pronouncements Issued But Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test and the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment, and if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, and early adoption is permitted. Cardtronics expects to adopt this guidance effective January 1, 2020. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. This guidance is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company plans to adopt this guidance effective January 1, 2020. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This guidance is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company plans to adopt this guidance when effective in 2020. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
(3) Revenue Recognition
Disaggregated Revenues
The following tables detail the revenues of the Company’s reportable segments disaggregated by financial statement line and component:

	Three Months Ended March 31, 2019
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated
Surcharge revenues	$85,110	$31,045	$20,668	$	$136,823
Interchange revenues	34,379	55,308	1,303	—	90,990
Bank-branding and surcharge-free network revenues	45,873	—	—	—	45,873
Managed services revenues	12,396	—	2,711	—	15,107
Other revenues	13,288	2,325	1,109	(2,913)	13,809
Total ATM operating revenues	$191,046	$88,678	$25,791	$(2,913)	$302,602

ATM product sales	$11,819	$431	$15	$—	$12,265
Other revenues	1,383	1,816	204	—	3,403
ATM product sales and other revenues	13,202	2,247	219	—	15,668
Total revenues	$204,248	$90,925	$26,010	$(2,913)	$318,270

	Three Months Ended March 31, 2018
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated
Surcharge revenues	$89,115	$26,169	$24,070	$—	$139,354
Interchange revenues	35,819	67,458	1,126	—	104,403
Bank-branding and surcharge-free network revenues	44,447	—	—	—	44,447
Managed services revenues	12,553	—	4,179	—	16,732
Other revenues	13,813	2,555	1,263	(2,836)	14,795
Total ATM operating revenues	$195,747	$96,182	$30,638	$(2,836)	$319,731

ATM product sales	$12,786	$6	$16	$—	$12,808
Other revenues	1,346	2,257	42	—	3,645
ATM product sales and other revenues	14,132	2,263	58	—	16,453
Total revenues	$209,879	$98,445	$30,696	$(2,836)	$336,184

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied. Revenue is recorded in ATM operating revenues and ATM product sales and other revenues line items in the accompanying Consolidated Statements of Operations.
ATM operating revenues are recognized daily as the associated transactions are processed or monthly on a per ATM or per cardholder basis. For customer contracts that provide for up-front fees that do not pertain to a distinct performance obligation, such fees are recognized over the term of the underlying agreement on a straight-line basis. ATM product sales and other revenues are recognized when the related performance obligations are fulfilled upon transfer of control of goods or services to the customer.
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

•
Interchange revenue. An interchange fee is a fee paid by the cardholder’s financial institution for its customer’s use of an ATM that is owned by another operator and for the fee the EFT network charges to transmit data between the ATM and the cardholder’s financial institution. The Company typically receives a majority of the interchange fee paid by the cardholder’s financial institution, net of the amount retained by the EFT network and the Company recognizes the net amount received from the network as revenue. In some markets in which the Company operates, interchange fees are earned not only on cash withdrawal transactions but also on other ATM transactions, including balance inquiries and balance transfers. Interchange revenues are subject to various arrangements and are recognized daily as the associated transactions are processed.

•
Bank-branding and surcharge-free network revenues. Under a bank-branding arrangement, ATMs that are Company-owned and operated are branded with the logo of the branding financial institution. In exchange for a monthly per ATM fee, the financial institution’s customers gain access to use these bank-branded ATMs without paying a surcharge. Under the Company’s Allpoint surcharge-free network arrangements financial institutions that participate pay either a fixed monthly fee per cardholder or a fixed fee per transaction so that cardholders gain surcharge-free access to our large network of ATMs. Bank-branding and surcharge-free network revenues are generally recognized monthly on a per ATM or per cardholder basis, except for transaction-based fee arrangements which are recognized daily as they occur. Any up-front fees associated with these arrangements are recognized ratably over the life of the arrangement.

•
Managed services revenue. Under a managed service arrangement, the Company offers ATM-related services depending on the needs of our customers, including monitoring, maintenance, cash management, cash delivery, customer service, transaction processing, and other services. Under a managed services arrangement, all of the surcharge and interchange fees are generally earned by the customer, whereas the Company typically receives a fixed management fee per ATM and/or a fixed fee per transaction in return for providing the agreed-upon operating services. The managed services fees are recognized as the related services are provided to the customers, who include both retailers and financial institutions.

•
Other revenue. Other revenues include ATM operating revenues from transaction processing for third-party ATM operators. The Company also earns ATM operating revenues related to advertising and other services. The Company typically recognizes these revenues as the related services are provided.

•
Other disclosures. The Company’s bank-branding, surcharge-free network, and managed services arrangements result in the Company providing a series of distinct services that have the same pattern of transfer to the customer. As a result, these arrangements create singular performance obligations that are satisfied over-time (generally 3 - 5 years) for which the Company has a right to consideration that corresponds directly with the value of the entity’s performance completed to date. In conjunction with these arrangements, the Company recognizes revenue in the amount it has a right to receive. Variable consideration may exist in these arrangements and is recognized only to the extent a significant reversal is not probable.

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
Contract Balances
As of March 31, 2019, the Company has recognized no significant contract assets. Accounts receivables that relate to completed performance obligations are recognized on the Company's consolidated balance sheets. Contract liabilities totaled $8.0 million and $8.4 million at March 31, 2019 and December 31, 2018, respectively. These amounts represent deferred revenues for advance consideration received largely in relation to bank-branding and surcharge-free network arrangements. The revenue recognized during the three months ended March 31, 2019 and 2018 on previously deferred revenues was not material.  The Company expects to recognize the revenue associated with its contract liabilities ratably over various periods extending over the next 36 months. During March 31, 2019, the Company did not recognize any significant impairment losses related to its accounts receivable or contract assets.
Contract Cost
The Company expects that the incremental commissions paid to sales personnel, together with other associated costs, are recoverable, and therefore, the Company capitalizes these amounts as deferred contract acquisition costs. Deferred contract acquisition costs totaled $8.1 million and $7.9 million at March 31, 2019 and December 31, 2018, respectively. Sales commissions capitalized are generally amortized over a 4  -  5 years period corresponding with the related agreements. Similarly, and consistent with past practice, the costs incurred to fulfill a contract, largely consisting of prepaid merchant commissions and other consideration paid or provided to merchant partners, are capitalized and recognized over the duration of the related contract. The Company does not capitalize the costs of obtaining a contract if the associated contract is one year or less.

(4) Share-based Compensation
The Company accounts for its share-based compensation by recognizing the grant date fair value of share-based awards, net of estimated forfeitures, as share-based compensation expense over the underlying requisite service periods of the related awards. The grant date fair value is based upon the Company's share price on the date of the grant.
The following table reflects the total share-based compensation expense amounts reported in the accompanying Consolidated Statements of Operations:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cost of ATM operating revenues	$261	$83
Selling, general, and administrative expenses	4,223	2,362
Total share-based compensation expense	$4,484	$2,445
For the three months ended March 31, 2019, total share-based compensation expense increased by $2.0 million compared to the same period of 2018. This increase is attributable to the amount and timing of share-based payment awards, net of forfeitures.
Restricted Stock Units. The Company grants restricted stock units (“RSUs”) under its Long-Term Incentive Plan (“LTIP”), which is an annual equity award program under the Fourth Amended and Restated 2007 Stock Incentive Plan. The ultimate number of RSUs, that are determined to be earned under the LTIP are approved by the Compensation Committee of the Company’s Board of Directors, based on the Company’s achievement of previously specified performance levels at the end of the associated performance period. RSU grants are service-based (“Time-RSUs”), performance-based (“Performance-RSUs”), or market-based (“Market-Based-RSUs”). Each is recognized ratably over the associated service period. For Time-RSUs and Market-Based-RSUs, the Company recognizes the related compensation expense based on the grant date fair value. The grant date fair value of the Time-Based RSUs is the Company's closing stock price on the date of grant while the grant date fair value of the Market-Based-RSUs is derived from a Monte Carlo simulation. For Performance-RSUs, the Company recognizes the related compensation expense based on the estimated performance levels that management believes will ultimately be met. Time-RSUs are convertible into the Company’s common shares upon passage of the annual graded vesting periods, which begin 1-2 years after the grant date and extend 3-4 years. Performance-RSUs and Market-Based RSUs will be earned to the extent the Company achieves the associated performance-based or market-based vesting conditions and these awards are convertible into the Company’s common shares after the passage of the vesting periods which extend 3-4 years from the grant date. Although these RSUs are not considered to be earned and outstanding until the vesting conditions are met, the Company recognizes the related compensation expense over the requisite service period (or to an employee’s qualified retirement date, if earlier) using a graded vesting methodology. RSUs may also be granted outside of LTIPs, with or without performance-based vesting requirements.
The number of the Company’s earned non-vested RSUs as of March 31, 2019, and changes during the three months ended March 31, 2019, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of December 31, 2018	911,165	$28.74
Granted	112,364	31.81
Vested	(241,779)	34.06
Forfeited	(2,957)	30.91
Non-vested RSUs as of March 31, 2019	778,793	$27.52
The above table only includes earned RSUs; therefore, the Performance-RSUs and Market-Based RSUs granted in 2018 and 2019 that are not yet earned are not included. The number of Performance-RSUs granted at target in 2018, net of estimated forfeitures, was 302,906 units with a grant date fair value of $22.84 per unit. The number of Performance-RSUs granted at target in 2019, net of estimated forfeitures, was 62,611 units with a grant date fair value of $31.99 per unit. The number of Market-Based RSUs granted in 2018 , net of estimated forfeitures, was 134,989 units with a grant date fair value $24.13. The number of Market-Based RSUs granted in 2019, net of estimated forfeitures, was 62,605 units with a grant date fair value of $45.82 per unit. Time-RSUs are included as granted.

As of March 31, 2019, the unrecognized compensation expense associated with earned RSUs was $14.0 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted average vesting period of approximately 1.9 weighted average remaining life years.
Options. The number of the Company’s outstanding stock options as of March 31, 2019, and changes during the three months ended March 31, 2019, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of December 31, 2018	234,959	$22.31
Granted	145,221	31.99
Exercised	—	—
Options outstanding as of March 31, 2019	380,180	$26.01

Options vested and exercisable as of March 31, 2019	78,326	$22.31
As of March 31, 2019, the unrecognized compensation expense associated with outstanding options was approximately $3.1 million, which will be recognized over the remaining weighted average vesting period of approximately 2.5 years.
(5) Earnings (Loss) Per Share
The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common shareholders) when their impact on net income available to common shareholders is anti-dilutive.
Potentially dilutive securities for the three months ended March 31, 2019 included all outstanding stock options and RSUs, which were included in the calculation of diluted earnings per share for these periods. The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s $287.5 million of 1.00% Convertible Senior Notes due 2021 (the “Convertible Notes”) were excluded from diluted shares outstanding as the exercise price exceeded the average market price of the Company’s common shares. The effect of the note hedge, described in Note 9. Long-Term Debt, was also excluded as the effect is anti-dilutive. As of March 31, 2019 and 2018, all RSAs with a non-forfeitable right to cash dividends were fully vested as the Company ceased granting RSAs in 2013. Therefore, there are no outstanding participating securities.
The allocated details of our Earnings (loss) per Share are as follows:
Earnings (loss) per Share (in thousands, excluding share and per share amounts)

	Three Months Ended March 31, 2019
	Income	Weighted Average Shares Outstanding	Income per Share
Basic:
Net income available to common shareholders	$4,319	46,223,764	$0.09

Diluted:
Effect of dilutive securities:
Stock options added to the denominator under the treasury stock method		16,390
RSUs added to the denominator under the treasury stock method		394,879
Net income available to common shareholders and assumed conversions	$4,319	46,635,033	$0.09

For the three months ended March 31, 2019, there were 145,222 stock options excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

	Three Months Ended March 31, 2018
	Loss	Weighted Average Shares Outstanding	Loss per Share
Basic and Diluted:
Net loss available to common shareholders	$(2,768)	45,833,070	$(0.06)

(6) Accumulated Other Comprehensive Loss, net
Accumulated other comprehensive loss, net, is a separate component of the Shareholders’ equity in the accompanying Consolidated Balance Sheets. The following table presents the changes in the balances of each component of Accumulated other comprehensive loss, net, for the three months ended March 31, 2019:

	Foreign Currency Translation Adjustments		Unrealized Losses on Interest Rate Swap and Foreign Currency Forward Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of December 31, 2018	$(66,312)	(1)	$(565)	(2)	$(66,877)
Other comprehensive income (loss) before reclassification	5,102	(3)	(12,421)	(4)	(7,319)
Amounts reclassified from accumulated other comprehensive loss, net	—		(282)	(4)	(282)
Net current period other comprehensive income (loss)	5,102		(12,703)		(7,601)
Total accumulated other comprehensive loss, net as of March 31, 2019	$(61,210)	(1)	$(13,268)	(2)	$(74,478)
(1)Net of deferred income tax (benefit) of $(5,312) and $(5,232) as of March 31, 2019 and December 31, 2018, respectively.
(2)Net of deferred income tax expense of $15,917 and $19,112 as of March 31, 2019 and December 31, 2018, respectively.
(3)Net of deferred income tax (benefit) of $(80)
(4)Net of deferred income tax (benefit) of $(3,111) and $(85) for Other comprehensive income before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, as of March 31, 2019. For additional information, see Note 13. Derivative Financial Instruments.
The Company records unrealized gains and losses related to its interest rate swap and foreign currency forward contracts net of taxes, in the Accumulated other comprehensive loss, net line within the accompanying Consolidated Balance Sheets. The amounts reclassified from Accumulated other comprehensive loss, net are recognized in the Cost of ATM operating revenues, Interest expense, net, or Other (income) expense lines in the accompanying Consolidated Statements of Operations.
The Company has elected the portfolio approach for the deferred tax asset of the unrealized gains and losses related to the interest rate swap and foreign currency forward contracts in Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets. Under the portfolio approach, the disproportionate tax effect created when the valuation allowance was appropriately released as a tax benefit into continuing operations in 2010, will reverse out of the Accumulated other comprehensive loss, net line within the accompanying Consolidated Balance Sheets and into continuing operations as a tax expense when the Company ceases to hold any interest rate swap contracts. As of March 31, 2019, the disproportionate tax effect is $14.6 million.
The Company currently believes that the unremitted earnings of certain of its subsidiaries will be reinvested for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in these subsidiaries or on the foreign currency translation adjustment amounts.

(7) Intangible Assets
Goodwill
The following table presents the net carrying amounts of the Company’s intangible assets with indefinite lives as of December 31, 2018 and March 31, 2019, as well as the changes in the net carrying amounts for the three months ended March 31, 2019 by segment. For additional information related to the Company’s segments, see Note 17. Segment Information.

	North America	Europe & Africa	Australia & New Zealand	Total
	(In thousands)
Goodwill, gross as of December 31, 2018	$556,570	$231,121	$151,494	$939,185
Accumulated impairment loss	—	(50,003)	(140,038)	(190,041)
Goodwill, net as of December 31, 2018	$556,570	$181,118	$11,456	$749,144

Foreign currency translation adjustments	2,227	2,640	73	4,940

Goodwill, gross as of March 31, 2019	$558,797	$233,761	$151,567	$944,125
Accumulated impairment loss	—	(50,003)	(140,038)	(190,041)
Goodwill, net as of March 31, 2019	$558,797	$183,758	$11,529	$754,084
Intangible Assets with Definite Lives
The following table presents the Company’s intangible assets that were subject to amortization:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Merchant and bank-branding contracts/relationships	$479,630	$(353,438)	$126,192	$476,429	$(340,899)	$135,530
Trade names	18,257	(11,202)	7,055	18,010	(9,804)	8,206
Technology	10,975	(6,751)	4,224	10,963	(6,490)	4,473
Non-compete agreements	4,261	(4,261)	—	4,247	(4,244)	3
Revolving credit facility deferred financing costs	4,300	(1,680)	2,620	4,170	(1,535)	2,635
Total intangible assets with definite lives	$517,423	$(377,332)	$140,091	$513,819	$(362,972)	$150,847

(8) Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Accrued merchant settlement	$150,222	$198,512
Accrued merchant fees	36,943	33,551
Accrued taxes	33,432	32,899
Accrued compensation	11,149	26,147
Accrued interest	8,479	3,343
Accrued cash management fees	8,227	8,882
Accrued purchases	8,203	6,654
Accrued armored	6,962	7,984
Accrued maintenance	5,835	3,911
Accrued processing costs	5,559	7,365
Accrued telecommunications costs	1,786	2,187
Accrued interest on interest rate swaps	143	114
Other accrued expenses	45,357	37,611
Total accrued liabilities	$322,297	$369,160
(9) Long-Term Debt
The Company’s carrying value of long-term debt consisted of the following:

	March 31, 2019	December 31, 2018

	(In thousands)
Revolving credit facility, including swingline credit facility (weighted average combined interest rate of 2.5% and 2.8% as of March 31, 2019 and December 31, 2018, respectively)	$240,167	$259,081
1.00% Convertible Senior Notes due 2020, net of unamortized discount and capitalized debt issuance costs	266,492	263,507
5.50% Senior Notes due 2025, net of capitalized debt issuance costs	296,060	295,897
Total long-term debt	$802,719	$818,485
The Convertible Notes with a face value of $287.5 million are presented net of unamortized discount and capitalized debt issuance costs of $21.0 million and $24.0 million as of March 31, 2019 and December 31, 2018, respectively. The 5.50% Senior Notes due 2025 (the “2025 Notes”) with a face value of $300.0 million are presented net of capitalized debt issuance costs of $3.9 million and $4.1 million as of March 31, 2019 and December 31, 2018, respectively.
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
As of March 31, 2019, the Company had $240.2 million of outstanding borrowings under its $600.0 million revolving credit facility and was in compliance with all applicable covenants and ratios under the Credit Agreement. The Company also had $10.8 million outstanding in letters of credit. The weighted average interest rates on the Company’s outstanding borrowings under the revolving credit facility were 2.5% and 2.8%, as of March 31, 2019 and December 31, 2018, respectively.
$287.5 million 1.00% Convertible Senior Notes Due 2020 and Related Equity Instruments
On November 19, 2013, Cardtronics, Inc. issued the Convertible Notes at par value. Cardtronics, Inc. received $254.2 million in net proceeds from the offering after deducting underwriting fees paid to the initial purchasers and a repurchase of 665,994 of its outstanding common shares concurrent with the offering. Cardtronics, Inc. used a portion of the net proceeds from the offering to fund the net cost of the convertible note hedge transaction, as described below. The convertible note hedge and warrant transactions were entered into concurrent with the pricing of the Convertible Notes. Interest on the Convertible Notes is payable semi-annually in cash in arrears on June 1st and December 1st of each year. Under U.S. GAAP, certain convertible debt instruments that may be settled in cash (or other assets) upon conversion are required to be separately accounted for as liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The Company, with assistance from a valuation professional, determined that the fair value of the debt component was $215.8 million and the fair value of the embedded option was $71.7 million as of the issuance date. The Company recognizes effective interest expense on the debt component and that interest expense effectively accretes the debt component to the total principal amount due at maturity of $287.5 million. The effective rate of interest to accrete the debt balance is approximately 5.26%, which corresponded to the Company’s estimated conventional debt instrument borrowing rate at the date of issuance.
On July 1, 2016, Cardtronics plc, Cardtronics, Inc., and Wells Fargo Bank, National Association, as trustee, entered into a supplemental indenture (the “Convertible Notes Supplemental Indenture”) with respect to the Convertible Notes. The Convertible Notes Supplemental Indenture provides for the unconditional and irrevocable guarantee by Cardtronics plc of the prompt payment, when due, of any amount owed to the holders of the Convertible Notes. The Convertible Notes Supplemental Indenture also provides that, from and after July 1, 2016, the Convertible Notes will be convertible into shares of Cardtronics plc in lieu of common share of Cardtronics, Inc.
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
None of the Convertible Notes were deemed convertible as of March 31, 2019, and therefore, remain classified in the Long-term debt line in the accompanying Consolidated Balance Sheets at March 31, 2019. In future financial reporting periods, the classification of the Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.
Upon conversion, holders of the Convertible Notes are entitled to receive cash, shares, or a combination of cash and shares, at the Company’s election. In the event of a change in control, as defined in the indenture under which the Convertible Notes have been issued, holders can require Cardtronics, Inc. to purchase all or a portion of their Convertible Notes for 100% of the notes’ par value plus any accrued and unpaid interest.
The Company’s interest expense related to the Convertible Notes consisted of the following:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash interest per contractual coupon rate	$719	$719
Amortization of note discount	2,780	2,638
Amortization of debt issuance costs	206	186
Total interest expense related to Convertible Notes	$3,705	$3,543
The Company’s carrying value of the Convertible Notes consisted of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Principal balance	$287,500	$287,500
Unamortized discount and capitalized debt issuance costs	(21,008)	(23,993)
Net carrying amount of Convertible Notes	$266,492	$263,507
In connection with the issuance of the Convertible Notes, Cardtronics, Inc. entered into separate convertible note hedge and warrant transactions to reduce the potential dilutive impact upon the conversion of the Convertible Notes. The net effect of these transactions effectively raised the price at which dilution would occur from the $52.35 initial conversion price of the Convertible Notes to $73.29. Pursuant to the convertible note hedge, Cardtronics, Inc. purchased call options granting Cardtronics Inc. the right to acquire up to approximately 5.50 million common shares with an initial strike price of $52.35. The call options automatically become exercisable upon conversion of the Convertible Notes, and will terminate on the second scheduled trading day immediately preceding December 1, 2020. Cardtronics Inc. also sold to the initial purchasers warrants to acquire up to approximately 5.50 million common shares with a strike price of $73.29. The warrants will expire incrementally on a series of expiration dates subsequent to the maturity date of the Convertible Notes through August 30, 2021. If the conversion price of the Convertible Notes remains between the strike prices of the call options and warrants, Cardtronics plc’s shareholders will not experience any dilution in connection with the conversion of the Convertible Notes; however, to the extent that the price of the shares exceeds the strike price of the warrants on any or all of the series of related expiration dates of the warrants, Cardtronics plc would be required to issue additional shares to the warrant holders. The amounts allocated to both the note hedge and warrants were recorded in the Shareholders’ equity section in the accompanying Consolidated Balance Sheets.

$300.0 million 5.50% Senior Notes Due 2025
On April 4, 2017, in a private placement offering, Cardtronics Inc. and Cardtronics USA, Inc. (the “2025 Notes Issuers”) issued $300.0 million in aggregate principal amount of the 2025 Notes pursuant to an indenture dated April 4, 2017 (the “2025 Notes Indenture”) among the 2025 Notes Issuers, Cardtronics plc, and certain of its subsidiaries, as guarantors (each, a “2025 Notes Guarantor”), and Wells Fargo Bank, National Association, as trustee.
Interest on the 2025 Notes accrues from April 4, 2017, the date of issuance, at the rate of 5.50% per annum. Interest on the 2025 Notes is payable semi-annually in cash in arrears on May 1st and November 1st of each year with the initial payment having commenced on November 1, 2017.
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
Obligations under the 2025 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by Cardtronics plc and certain of its subsidiaries and certain of its future subsidiaries, with the exception of Cardtronics plc’s immaterial subsidiaries and CFC Guarantors (as defined in the Credit Agreement). There are no significant restrictions on the ability of Cardtronics plc to obtain funds from Cardtronics Inc., Cardtronics USA, Inc., or the other 2025 Notes Guarantors by dividend or loan. None of the 2025 Notes Guarantors’ assets represent restricted assets pursuant to Rule 4-08(e)(3) of Regulation S-X.
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
(10) Asset Retirement Obligations
Asset retirement obligations (“ARO”) consist primarily of costs to deinstall the Company’s ATMs and, in some cases, restore the ATM sites to their original condition, which are estimated based on current market rates. In most cases, the Company is contractually required to perform this deinstallation of its owned ATMs, and in some cases, site restoration work. For each group of similar ATM types, the Company has recognized the estimated fair value of the ARO as a liability in the accompanying Consolidated Balance Sheets and capitalized that cost as part of the cost basis of the related asset. The related assets are depreciated on a straight-line basis over the assets estimated useful life, which is the estimated average time period that an ATM is installed in a location before being deinstalled, and the related liabilities are accreted to their full value over the same period of time.

The changes in the Company’s ARO liability consisted of the following (in thousands):

Asset retirement obligations at December 31, 2018	$61,223
Additional obligations	1,126
Accretion expense	458
Payments	(1,451)
Foreign currency translation adjustments	456
Asset retirement obligations at March 31, 2019	61,812
Less: current portion of asset retirement obligations	6,866
Asset retirement obligations, excluding current portion, at March 31, 2019	$54,946
For additional information related to the Company’s ARO with respect to its fair value measurements, see Note 14. Fair Value Measurements.
(11) Leases

The Company leases facilities consisting of office and warehouse space as well as vehicles and office equipment. In addition, certain ATM placement agreements are deemed to contain an operating lease of merchant space under the Lease Standard. The Company's facility leases have remaining lease terms extending up to more than 12 years, some of which may include one or more options to extend the associated lease term by up to 5-10 years, and some may include options for the Company or the lessor to terminate the leases prior to the end of the lease term. The exercise of lease renewal options is at the Company's discretion. From time to time, the Company may sublease office or warehouse space. This sublease activity is currently not significant. The Company's vehicle and office equipment leases currently have remaining lease terms extending up to 4 years and these leases typically have original terms of approximately 4-6 years. The Company has not historically extended its vehicle and office equipment leases beyond their original term. Similarly, the Company has not historically subleased these assets. The Company's ATM placement agreements that are deemed to contain an operating lease of merchant space under the Lease Standard have remaining terms extending from less than 1 year to more than 5 years. These consist of semi-permanent or through-the-wall placements of company-owned ATMs at merchant or financial institution locations. These arrangements are deemed to contain a lease as our counterparty lacks the practical ability to substitute alternative space. The renewal provisions under our ATM placement agreements vary.

The Company's ATM placement agreements that are deemed to contain an operating lease generally require fixed and/or variable merchant commissions. The variable payments are based on the type and volume of transactions conducted on the ATMs at each respective location. In addition, the merchant commissions may also change, in accordance with the terms of these agreements, responsive to changes in interchange fees or interest rates. Certain Company facility leases require variable payments based on a index or based on external market rates whereas our vehicle and office equipment leases do not generally include variable payments.

The Company recognizes the accounting impact of lease extension options when reasonably certain that a right to extend a lease will be exercised. The Company does not provide residual value guarantees within or in conjunction with any of its leases. As of March 31, 2019, all material leases of facilities, vehicles, office equipment, and merchant space had commenced.

The Company is not currently party to any significant finance leases. As a result, the net assets recorded under finance leases and the associated liabilities are not material.

See Note 2. New Accounting Pronouncements for the accounting impact of the Company's adoption of ASC 842- Leases on January 1, 2019.

Balance sheet information related to operating leases is as follows:

	Classification	March 31, 2019	January 1, 2019 (Upon Adoption)
Assets		(In thousands)
Operating lease assets	Operating lease assets	$81,973	$85,068
Total operating lease assets		$81,973	$85,068

Liabilities
Current
Operating lease liabilities	Current portion of other long-term liabilities	$20,362	$20,602
Noncurrent
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	$72,482	$74,746
Total operating lease liabilities		$92,844	$95,348

Operating lease costs during the three months ended March 31, 2019 were as follows:

		Three Months Ended
	Classification	March 31, 2019
		(In thousands)
Operating lease costs	Cost of ATM operating revenues (1)	$1,254
Operating lease costs	Selling, general, and administrative expenses (2)	1,783
Total operating lease cost		$3,037

(1) Includes the fixed and variable cost of facilities, vehicles, and equipment that are deemed direct operating lease costs. The variable lease cost associated with these leases was not significant.
(2) Includes the fixed and variable cost of facilities, vehicles, and equipment that are deemed general and administrative operating lease costs. The variable lease cost associated with these leases was not significant.

In addition to the operating lease costs above, the Company recognized the cost of its ATM placement agreements that are deemed to contain an operating lease. These costs are recognized as a component of merchant commission expense that resides within the Company's Cost of ATM operating revenues.

The following table presents the undiscounted cash flows associated with the Company's recognized operating lease liabilities in the next five years and thereafter.

Maturity of Recognized Operating Lease Liabilities	Operating Lease Payments(1)
(In thousands)
2019	$17,544
2020	19,924
2021	17,149
2022	10,488
2023	7,607
After 2023	34,843
Total lease payments	$107,555
Less: Interest (2)	(14,711)
Present value of operating lease liabilities (3)	$92,844

(1) Operating lease payments reflect the Company's current fixed obligations under the operating lease agreements. The Company has identified no extensions that are reasonably certain of being exercised and there are no significant lease agreements that have been signed and not yet commenced.
(2) Calculated using the estimated incremental borrowing rate for each lease.
(3) Includes current operating lease liabilities of $20.4 million and noncurrent operating lease liabilities of $72.5 million.

The following table presents the weighted-average remaining term and weighted-average discount rate associated with the Company's operating leases.

Lease Term and Discount Rate	March 31, 2019	January 1, 2019 (Upon Adoption)
Weighted-average remaining lease term (years)
Operating leases	7.0	7.1
Weighted-average discount rate
Operating leases	3.48%	3.45%

Additional lease information is summarized below:

Three Months Ended March 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows resulting from payments of operating lease liabilities	$5,297

New operating lease assets recognized during the period	$1,857
During the three months ended March 31, 2019, the Company made $5.3 million in payments to satisfy the recognized operating lease obligations and recognized $1.9 million in new operating lease assets pertaining to new ATM placement agreements that are deemed to contain an operating lease. Comparative prior period information is not presented above as we adopted the Lease Standard on January 1, 2019 using this effective date as the date of initial application.
(12) Other Liabilities
The Company’s other liabilities consisted of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Current portion of other long-term liabilities
Operating lease liabilities	$20,362	$—
Acquisition related contingent consideration	8,214	—
Asset retirement obligations	6,866	6,810
Deferred revenue	4,029	4,109
Interest rate swap and cap contracts	2,461	396
Other	8,560	8,951
Total current portion of other long-term liabilities	$50,492	$20,266

Noncurrent portion of other long-term liabilities
Acquisition related contingent consideration	$21,804	$38,266
Interest rate swap and cap contracts	7,456	2,894
Deferred revenue	3,987	4,319
Other	15,128	22,261
Total noncurrent portion of other long-term liabilities	$48,375	$67,740

As of March 31, 2019 and 2018, the Acquisition related contingent consideration line consisted of the estimated fair value of the contingent consideration associated with the Spark acquisition.
(13) Derivative Financial Instruments
Risk Management Objectives of Using Derivatives
The Company is exposed to interest rate risk associated with its vault cash rental obligations and, to a lesser extent, borrowings under its revolving credit facility. The Company utilizes varying notional amount interest rate swap contracts and interest rate cap agreements (“Interest Rate Derivatives”) to manage the interest rate risk associated with its vault cash rental obligations in the U.S., Canada, the U.K., and Australia. The Company has also entered into an interest rate swap to mitigate its exposure to floating interest rates on its revolving credit facility borrowings outstanding. The Company is exposed to foreign currency exchange rate risk with respect to its operations outside the U.S. The Company uses foreign currency forward contracts to hedge its foreign exchange rate risk associated with certain anticipated transactions. Currently, the Company has outstanding foreign currency forward contracts for the purchase of approximately $1.4 million Canadian dollars with durations that extend through June 28, 2019.

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

Accounting Policy
The Interest Rate Derivatives discussed above are used by the Company to hedge exposure to variability in expected future cash flows attributable to a particular risk; therefore, they are designated and qualify as cash flow hedging instruments. The Company does not currently hold any derivative instruments not designated as cash flow hedges, fair value hedges, or hedges of a net investment in a foreign operation.
In accordance with the new Hedging Standard the Company reports the gain or loss related to each highly effective cash flow hedging instrument, including any ineffectiveness, as a component of Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets and reclassifies the gain or loss into earnings within the Cost of ATM operating revenues, Interest expense, net, or Other (income) expense lines of the accompanying Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects and has been forecasted in earnings. The classification of the gain or loss is determined based on the associated hedge designation.
As discussed above, the Company generally utilizes fixed-for-floating Interest Rate Derivatives where the underlying pricing terms of the cash flow hedging instrument agree, in all material respects, with the pricing terms of the vault cash rental obligations to the Company’s vault cash providers. Therefore, the amount of ineffectiveness associated with the Interest Rate Derivatives has historically been immaterial. If the Company concludes 1) the vault cash obligations that have been hedged are no longer probable or 2) that underlying terms of the vault cash rental agreements have changed such that they do not sufficiently agree to the pricing terms of the Interest Rate Derivatives, the Interest Rate Derivative contracts would be deemed ineffective. The Company does not currently anticipate terminating or modifying terms of its existing derivative instruments prior to their expiration dates.
Accordingly, the Company recognizes all of its Interest Rate Derivative contracts as assets or liabilities in the accompanying Consolidated Balance Sheets at fair value and any changes in the fair values of the related Interest Rate Derivative contracts have been reported in Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets. The unrealized gains and losses related to the interest rate swap contracts have been reported net of taxes in Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets. For additional information related to the Company’s interest rate swap contracts with respect to its fair value measurements, see Note 14. Fair Value Measurements.

Summary of Outstanding Interest Rate Derivatives
The notional amounts, weighted average fixed rates, and terms associated with our interest rate swap contracts and cap agreement that are currently in place in the U.S., Canada, the U.K, and Australia (as of the date of the issuance of this 2019 Form 10-Q) are as follows:
Outstanding Interest Rate Derivatives Associated with Vault Cash Rental Obligations
North America – Interest Rate Swap Contracts

Notional Amounts U.S. $	Weighted Average Fixed Rate	Notional Amounts CAD$		Weighted Average Fixed Rate	Term
(In millions)		(In millions)
$1,000	2.06%	CAD	$125	2.46%	April 1, 2019 – December 31, 2019
$1,000	2.06%	CAD	$125	2.46%	January 1, 2020 – December 31, 2020
$600	1.95%	CAD	$125	2.46%	January 1, 2021 – December 31, 2021
$400	1.46%				January 1, 2022 – December 31, 2022

North America – Interest Rate Cap Contracts

Notional Amounts U.S. $	Cap Rate (1)	Term
(In millions)
$200	3.25%	January 1, 2021 – December 31, 2023
(1) Maximum amount of interest to be paid each year as per terms of cap. Cost of cap is amortized through vault cash rental expense over term of cap.
Europe & Africa – Interest Rate Swap Contracts

Notional Amounts	Weighted Average
U.K. £	Fixed Rate	Term
(In millions)
£550	0.90%	April 1, 2019 – December 31, 2019
£500	0.94%	January 1, 2020 – December 31, 2020
£500	0.94%	January 1, 2021 – December 31, 2021
£500	0.94%	January 1, 2022 – December 31, 2022
Australia & New Zealand – Interest Rate Swap Contracts

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$150	1.95%	April 1, 2019 - December 31, 2019
$100	1.95%	January 1, 2020 – December 31, 2020

Outstanding Interest Rate Derivatives Associated with Revolving Credit Facility Borrowings

Notional Amounts U.K. £	Weighted Average Fixed Rate	Term
(In millions)
£80	0.95%	April 1, 2019 – January 1, 2020
£50	0.95%	January 2, 2020 – January 1, 2021
The following tables depict the effects of the use of the Company’s derivative interest rate swap contracts in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations.
Balance Sheet Data

	March 31, 2019		December 31, 2018
Asset (Liability) Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other current assets	$3,319	Prepaid expenses, deferred costs, and other current assets	$4,489
Interest rate swap contracts	Prepaid expenses, deferred costs, and other noncurrent assets	6,911	Prepaid expenses, deferred costs, and other noncurrent assets	15,316
Interest rate swap contracts	Current portion of other long-term liabilities	(2,461)	Current portion of other long-term liabilities	(396)
Interest rate swap and cap contracts	Other long-term liabilities	(7,456)	Other long-term liabilities	(2,894)
Total derivative instruments, net		$313		$16,515
Statements of Operations Data

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	2019	2018		2019	2018
	(In thousands)			(In thousands)
Interest rate swap contracts	$(12,109)	$14,772	Cost of ATM operating revenues	$338	$(2,589)
Interest rate swap contracts	(312)	—	Interest expense, net	(56)	—
Total	$(12,421)	$14,772		$282	$(2,589)
As of March 31, 2019, the Company expects to reclassify $0.9 million of net derivative-related gains contained in the Accumulated comprehensive loss, net within its accompanying Consolidated Balance Sheets into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

The following table shows the impact of our cash flow hedge accounting relationships on the statement of coperations for the three months ended March 31, 2019 and 2018:

	Location and Amount of Gain (Loss) Recognized in Income on Cash Flow Hedging Relationships in the Three Months Ended March 31,
	2019		2018
	(In thousands)
	Cost of ATM Operating Revenues	Interest Expense, net	Cost of ATM Operating Revenues
Total amount of expense presented in the statements of operations in which the effects of cash flow hedges are recorded	$206,158	$6,643	$215,490

Amount of gain (loss) reclassified from accumulated other comprehensive income into income	$338	$(56)	$(2,589)
(14) Fair Value Measurements
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2019 and December 31, 2018 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 refers to fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at March 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap contracts	$10,230	$—	$10,230	$—
Liabilities
Liabilities associated with interest rate swap contracts	$(9,917)	$—	$(9,917)	$—
Liabilities associated with acquisition related contingent consideration	$(30,018)	$—	$—	$(30,018)

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap contracts	$19,805	$—	$19,805	$—
Liabilities
Liabilities associated with interest rate swap contracts	$(3,290)	$—	$(3,290)	$—
Liabilities associated with acquisition related contingent consideration	$(38,266)	$—	$—	$(38,266)
As of March 31, 2019 and December 31, 2018, liabilities associated with Level 2 interest rate swap contracts also includes an insignificant amount related to foreign currency forward contracts.
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
Acquisition related intangible assets. The estimated fair values of acquisition related intangible assets are valued based on a discounted cash flows analysis using significant non-observable (Level 3) inputs. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. An assessment of non-amortized intangible assets is performed on an annual basis or more frequently based on the occurrence of events that might indicate a potential impairment.
Acquisition related contingent consideration. Liabilities from acquisition related contingent consideration are estimated by using a Monte Carlo simulation and market observable, as well as internal projections, and other significant non-observable inputs (Level 3) based on the Company’s best estimate of future operational results upon which the payment of these obligations are contingent. Future changes to the estimated contingent liability either higher or lower may occur as the estimated internal projections and other significant non-observable inputs for the calculation become available and are updated as deemed necessary. These future updates could result in a material change in the estimated contingent liability. The estimates and significant non-observable inputs may differ from actual results. As the estimated contingent liability is based upon performance relative to certain agreed upon earnings targets in 2019 and 2020, the performance based payments are expected to occur in 2020 and 2021, respectively. As of March 31, 2019, the estimated fair value of the Company’s acquisition related contingent consideration liability was approximately $30.0 million. Based on current forecasts, the Company estimates that approximately $8.2 million of the total aggregate estimated liability will be made in the first quarter of 2020 with the remaining amount being paid in the first quarter of 2021. During the three months ended March 31, 2019, the Company recognized an $8.2 million gain in Other (income) expense to revise the estimated fair value of the contingent consideration liability. The foreign exchange gains/losses recognized during the three months ended March 31, 2019, to remeasure the South African Rand denominated liability to U.S. Dollars were not significant. Both the revision to the estimated fair value and the foreign exchange adjustments are included in the Other income line in the Consolidated Statements of Operations.
Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility approximates fair value due to the fact that any outstanding borrowings are subject to short-term floating interest rates. As of March 31, 2019, the fair value of our 2020 Notes and 2025 Notes totaled $286.1 million and $293.0 million, respectively, based on the quoted prices in markets that are not active inputs (Level 2) for these notes as of that date. For additional information related to long-term debt, see Note 9. Long-Term Debt.
Additions to asset retirement obligations liability. The Company estimates the fair value of additions to its ARO liability using expected discounted future cash flow at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the ARO are measured at fair value at the time of the asset installations using significant non-observable (Level 3) inputs. These liabilities are evaluated periodically based on estimated current fair value. Amounts added to the ARO liability during the three months ended March 31, 2019 totaled $1.1 million.
Interest rate derivatives and foreign currency forward contracts. As of March 31, 2019, the recognized fair value of the Company’s Interest Rate Derivatives resulted in an asset of $10.2 million and a liability of $(9.9) million (including an insignificant amount related to foreign currency forward contracts). These financial instruments are carried at fair value and are valued using pricing models based on significant other observable inputs (Level 2), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. For additional information related to the valuation process of this asset or liability, see Note 13. Derivative Financial Instruments.
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

Other Commitments
Asset retirement obligations. The Company’s ARO consist primarily of costs to deinstall the Company’s ATMs and to restore the ATM sites to their original condition. In most cases, the Company is contractually required to perform this deinstallation of its owned ATMs, and in some cases, site restoration work. As of March 31, 2019, the Company had $61.8 million accrued for these liabilities. For additional information, see Note 10. Asset Retirement Obligations.
Acquisition related contingent consideration. As of March 31, 2019, the Company had $30.0 million accrued for the Spark acquisition related contingent consideration. For additional information related to the Spark acquisition related contingent consideration, see Note 14. Fair Value Measurements.
(16) Income Taxes
The Company’s income tax expense based on income before income taxes for the periods presented was as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands, excluding percentages)
Income tax expense (benefit)	$3,129	$(31)
Effective tax rate	42.0%	1.1%

The Company’s income tax expense for the three months ended March 31, 2019 totaled $3.1 million, resulting in an effective tax rate of 42%, compared to a benefit of $0.03 million, and an effective tax rate of 1.1%, for the same period of 2018. The increase in the tax expense for the three months ended March 31, 2019, compared to the same period of 2018, was primarily attributable to profits in the current period compared to losses in the prior period.

The Company assesses the need for any deferred tax asset valuation allowances at the end of each reporting period. The determination of whether a valuation allowance for deferred tax assets is needed is subject to considerable judgment and requires an evaluation of all available positive and negative evidence. Due to a history of losses and an increase in deferred tax assets in Canada in the current period, the Company concluded it is more likely than not that the net deferred tax asset will not be realized and therefore a valuation allowance was recorded against these assets as of March 31, 2019. The Company’s assessment concluded that maintaining valuation allowances on deferred tax assets in Australia, Mexico, and Spain was appropriate, as the Company currently believes that it is more likely than not that the related deferred tax assets will not be realized.
The deferred tax expenses and benefits associated with the Company’s net unrealized gains and losses on derivative instruments and foreign currency translation adjustments have been recorded in the Accumulated other comprehensive loss, net line in the accompanying Consolidated Balance Sheets.
(17) Segment Information
As of March 31, 2019, the Company’s operations consisted of its North America, Europe & Africa, and Australia & New Zealand segments. The Company’s ATM operations in the U.S., Canada, Mexico, and Puerto Rico are included in its North America segment. The North America segment also includes the Company’s transaction processing operations, which service its internal ATM operations, along with external customers. The Company’s operations in the U.K., Ireland, Germany, Spain, and South Africa are included in its Europe & Africa segment, along with i-design (the Company’s ATM advertising business based in the U.K.). The Company’s Australia & New Zealand segment consists exclusively of its operations in Australia and New Zealand. The Corporate segment solely includes the Company’s corporate general and administrative expenses. While each of the reporting segments provides similar kiosk-based and/or ATM-related services, each segment is managed separately and requires different marketing and business strategies.
Management uses Adjusted EBITDA and Adjusted EBITA, together with U.S. GAAP measures, to manage and measure the performance of its segments. Management believes Adjusted EBITDA and Adjusted EBITA are useful measures as they allow management to more effectively evaluate the performance of the business and compare its results of operations from period to period without regard to financing methods, capital structure, or non-recurring costs as defined by the Company. Adjusted EBITDA and Adjusted EBITA exclude amortization of intangible assets, share-based compensation expense, acquisition and divestiture-related expenses, certain non-operating expenses, (if applicable in a particular period), certain costs not anticipated to occur in future periods, gains or losses on disposal and impairment of assets, the Company’s obligations for the payment of income taxes, interest expense, and other obligations such as capital expenditures, and an adjustment for noncontrolling interests. Additionally, Adjusted EBITDA excludes depreciation and accretion expense. Depreciation and accretion expense and amortization of intangible assets are excluded as these amounts can vary substantially from company to company within the Company’s industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired.
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
The following table is a reconciliation of Net income (loss) attributable to controlling interests and available to common shareholders to EBITDA, Adjusted EBITDA, and Adjusted EBITA:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income (loss) attributable to controlling interests and available to common shareholders	$4,319	$(2,768)
Adjustments:
Interest expense, net	6,643	9,174
Amortization of deferred financing costs and note discount	3,292	3,308
Income tax expense (benefit)	3,129	(31)
Depreciation and accretion expense	32,973	31,042
Amortization of intangible assets	12,412	13,771
EBITDA	$62,768	$54,496
Add back:
Loss on disposal and impairment of assets	968	5,420
Other (income) expense (1)	(7,207)	2,160
Noncontrolling interests (2)	15	1
Share-based compensation expense	4,484	2,445
Restructuring expenses (3)	—	2,413
Acquisition related expenses (4)	—	1,720
Adjusted EBITDA	$61,028	$68,655
Less:
Depreciation and accretion expense (5)	32,973	31,041
Adjusted EBITA	$28,055	$37,614

(1)	Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition related contingent consideration, and other non-operating costs.

(2)	Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of one of its Mexican subsidiaries.

(3)	Expenses include employee severance and other costs incurred in conjunction with a corporate reorganization and cost reduction initiative.

(4)	Expenses primarily include employee severance cost and lease termination costs related to DCPayments.

(5)	Amounts exclude a portion of the expenses incurred by one of its Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.

The following tables reflect certain financial information for each of the Company’s reporting segments for the periods presented:

	Three Months Ended March 31, 2019
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$201,664	$90,596	$26,010	$—	$—	$318,270
Intersegment revenues	2,584	329	—	—	(2,913)	—
Cost of revenues	137,908	63,409	19,361	261	(2,856)	218,083
Selling, general, and administrative expenses	17,266	10,746	2,241	13,407	—	43,660
Loss (gain) on disposal and impairment of assets	324	671	(27)	—	—	968

Adjusted EBITDA	49,075	16,768	4,409	(9,184)	(40)	61,028

Depreciation and accretion expense	19,486	12,021	1,220	267	(21)	32,973
Adjusted EBITA	29,589	4,746	3,189	(9,450)	(19)	28,055

Capital expenditures (1)	$17,575	$10,248	$1,484	$—	$—	$29,307

	Three Months Ended March 31, 2018 (2)
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$207,533	$97,955	$30,696	$—	$—	$336,184
Intersegment revenues	2,346	490	—	—	(2,836)	—
Cost of revenues	145,389	62,531	22,941	84	(2,693)	228,252
Selling, general, and administrative expenses	15,934	9,859	2,726	13,331	(110)	41,740
Restructuring expenses	1,057	681	—	675	—	2,413
Acquisition related expenses	(38)	1,348	203	207	—	1,720
Loss (gain) on disposal and impairment of assets	2,022	3,410	(12)	—	—	5,420

Adjusted EBITDA	48,555	26,054	5,030	(10,971)	(13)	68,655

Depreciation and accretion expense	16,543	13,236	1,263	—	—	31,042
Adjusted EBITA	32,012	12,818	3,767	(10,971)	(12)	37,614

Capital expenditures (1)	$5,533	$9,400	$1,866	$3,940	$—	$20,739

(1)
Capital expenditures include payments made for plant, property, and equipment, exclusive license agreements, and site acquisition costs. Additionally, capital expenditure amounts for one of the Company’s Mexican subsidiaries, included in the North America segment, are reflected gross of any noncontrolling interest amounts.

(2)	The segment information presented for the Three months ended March 31, 2018 has been revised to ensure consistency with the current allocation of certain intercompany revenues and expenses.

Identifiable Assets

	March 31, 2019	December 31, 2018
	(In thousands)
North America	$1,139,119	$1,195,693
Europe & Africa	562,203	494,457
Australia & New Zealand	71,426	63,613
Corporate	29,462	33,581
Total	$1,802,210	$1,787,344
(18) Supplemental Guarantor Financial Information
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
The following information reflects the Condensed Consolidating Statements of Comprehensive (Loss) Income and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and the Condensed Consolidating Balance Sheets as of March 31, 2019 and 2018 for: (i) Cardtronics plc, the parent Guarantor of the 2025 Notes (“Parent”), (ii) Cardtronics Inc. (“Issuer”), (iii) the 2025 Notes Guarantors (the “Guarantors”), and (iv) the 2025 Notes Non-Guarantors.
Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended March 31, 2019
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$231,325	$89,802	$(2,857)	$318,270
Operating costs and expenses	7,848	—	207,105	96,000	(2,857)	308,096
(Loss) income from operations	(7,848)	—	24,220	(6,198)	—	10,174
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	3,139	9,197	(2,452)	51	9,935
Equity in (earnings) loss of subsidiaries	(10,747)	(8,180)	(88)	—	19,015	—
Other (income) expense	89	(28)	3,049	(7,036)	(3,281)	(7,207)
Income (loss) before income taxes	2,810	5,069	12,062	3,290	(15,785)	7,446
Income tax (benefit) expense	(1,508)	(716)	3,819	1,534	—	3,129
Net income (loss)	4,318	5,785	8,243	1,756	(15,785)	4,317
Net loss attributable to noncontrolling interests	—	—	—	—	(2)	(2)
Net income attributable to controlling interests and available to common shareholders	4,318	5,785	8,243	1,756	(15,783)	4,319
Comprehensive (loss) income attributable to controlling interests	$(3,284)	$5,788	$(2,575)	$5,079	$(8,292)	$(3,284)

	Three Months Ended March 31, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$241,469	$97,710	$(2,995)	$336,184
Operating costs and expenses	5,535	(1)	217,755	104,064	(2,995)	324,358
(Loss) income from operations	(5,535)	1	23,714	(6,354)	—	11,826
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	6,542	10,493	(4,553)	—	12,482
Equity in (earnings) losses of subsidiaries	(1,780)	8,078	14,315	—	(20,613)	—
Other expense (income)	101	135	(3,733)	(7,251)	12,908	2,160
(Loss) income before income taxes	(3,856)	(14,754)	2,639	5,450	7,705	(2,816)
Income tax (benefit) expense	(1,071)	(1,653)	170	2,523	—	(31)
Net (loss) income	(2,785)	(13,101)	2,469	2,927	7,705	(2,785)
Net loss attributable to noncontrolling interests	—	—	—	—	(17)	(17)
Net (loss) income attributable to controlling interests and available to common shareholders	(2,785)	(13,100)	2,468	2,927	7,722	(2,768)
Comprehensive income (loss) attributable to controlling interests	$22,200	$(13,100)	$9,249	$21,116	$(17,246)	$22,219

Condensed Consolidated Balance Sheets

	As of March 31, 2019
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$89	$6	$17,844	$17,505	$—	$35,444
Restricted cash	—	—	55,186	29,604	—	84,790
Accounts and notes receivable, net	—	—	52,288	27,989	—	80,277
Other current assets	—	3,311	43,225	69,121	—	115,657
Total current assets	89	3,317	168,543	144,219	—	316,168
Property and equipment, net	—	—	318,069	139,998	—	458,067
Intangible assets, net	—	—	115,317	24,774	—	140,091
Goodwill	—	—	568,840	185,244	—	754,084
Operating lease assets	—	—	36,655	45,318	—	81,973
Investments in and advances to subsidiaries	375,771	212,660	217,776	—	(806,207)	—
Intercompany receivable	10,324	218,177	185,961	366,915	(781,377)	—
Deferred tax asset, net	377	—	(1,743)	11,677	—	10,311
Prepaid expenses, deferred costs, and other noncurrent assets	—	7,039	23,099	11,378	—	41,516
Total assets	$386,561	$441,193	$1,632,517	$929,523	$(1,587,584)	$1,802,210
Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	$—	$490	$20,395	$29,607	$—	$50,492
Accounts payable and accrued liabilities	317	958	239,863	116,599	—	357,737
Total current liabilities	317	1,448	260,258	146,206	—	408,229
Long-term debt	—	266,492	333,908	202,319	—	802,719
Intercompany payable	10,415	69,651	587,042	117,443	(784,551)	—
Asset retirement obligations	—	—	27,928	27,018	—	54,946
Operating lease liabilities	—	—	43,436	29,046	—	72,482
Deferred tax liability, net	—	—	38,269	1,361	—	39,630
Other long-term liabilities	—	5,403	20,100	22,872	—	48,375
Total liabilities	10,732	342,994	1,310,941	546,265	(784,551)	1,426,381
Shareholders' equity	375,829	98,199	321,576	383,258	(803,033)	375,829
Total liabilities and shareholders' equity	$386,561	$441,193	$1,632,517	$929,523	$(1,587,584)	$1,802,210

	As of December 31, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$89	$6	$25,200	$14,645	$—	$39,940
Accounts and notes receivable, net	—	—	47,032	28,611	—	75,643
Restricted Cash	—	—	139,890	15,580	—	155,470
Other current assets	1	4,374	38,227	53,186	(10)	95,778
Total current assets	90	4,380	250,349	112,022	(10)	366,831
Property and equipment, net	—	—	318,937	141,250	—	460,187
Intangible assets, net	—	—	122,596	28,251	—	150,847
Goodwill	—	—	566,655	182,489	—	749,144
Investments in and advances to subsidiaries	375,535	410,955	228,286	19,226	(1,034,002)	—
Intercompany receivable	7,412	211,359	149,537	358,610	(726,918)	—
Deferred tax asset, net	342	—	(1,688)	10,004	—	8,658
Prepaid expenses, deferred costs, and other noncurrent assets	—	10,957	24,314	16,406	—	51,677
Total assets	$383,379	$637,651	$1,658,986	$868,258	$(1,760,930)	$1,787,344
Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	$—	$—	$16,654	$3,624	$(12)	$20,266
Accounts payable and accrued liabilities	642	240	315,508	92,147	(67)	408,470
Total current liabilities	642	240	332,162	95,771	(79)	428,736
Long-term debt	—	263,507	351,292	203,686	—	818,485
Intercompany payable	5,964	69,711	557,201	97,285	(730,161)	—
Asset retirement obligations	—	—	27,577	26,836	—	54,413
Deferred tax liability, net	—	—	39,522	1,676	—	41,198
Other long-term liabilities	—	2,620	25,998	39,122	—	67,740
Total liabilities	6,606	336,078	1,333,752	464,376	(730,240)	1,410,572
Shareholders' equity	376,773	301,573	325,234	403,882	(1,030,690)	376,772
Total liabilities and shareholders' equity	$383,379	$637,651	$1,658,986	$868,258	$(1,760,930)	$1,787,344

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2019
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by (used in) operating activities	$1,041	$6,265	$(62,336)	$33,225	$—	$(21,805)
Additions to property and equipment	—	—	(21,431)	(7,876)	—	(29,307)
Net cash used in investing activities	—	—	(21,431)	(7,876)	—	(29,307)
Proceeds from borrowings under revolving credit facility	—	70,700	5,531	44,687	—	120,918
Repayments of borrowings under revolving credit facility	—	(70,700)	(23,000)	(50,766)	—	(144,466)
Intercompany financing	739	(6,265)	8,526	(3,000)	—	—
Tax payments related to share-based compensation	(1,781)	—	—	—	—	(1,781)
Proceeds from exercises of stock options	2	—	—	—	—	2
Net cash (used in) provided by financing activities	(1,040)	(6,265)	(8,943)	(9,079)	—	(25,327)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	651	612	—	1,263
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	—	(92,059)	16,883	—	(75,176)
Cash, cash equivalents, and restricted cash as of beginning of period	89	7	165,088	30,226	—	195,410
Cash, cash equivalents, and restricted cash as of end of period	$89	$7	$73,029	$47,109	$—	$120,234

	Three Months Ended March 31, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$2,379	$301	$56,682	$(9,929)	$—	$49,433
Additions to property and equipment	—	—	(13,203)	(7,536)	—	(20,739)
Net cash used in investing activities	—	—	(13,203)	(7,536)	—	(20,739)
Proceeds from borrowing under revolving credit facility	—	87,100	7,370	49,032	—	143,502
Repayments of borrowings under revolving credit facility	—	(87,400)	(10,327)	(52,791)	—	(150,518)
Intercompany financing	—	—	(2,676)	2,676	—	—
Tax payments related to share-based compensation	(2,379)	—	—	—	—	(2,379)
Net cash (used in) provided by financing activities	(2,379)	(300)	(5,633)	(1,083)	—	(9,395)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(461)	1,145	—	684
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	1	37,385	(17,403)	—	19,983
Cash, cash equivalents, and restricted cash as of beginning of period	89	6	51,498	48,224	—	99,817
Cash, cash equivalents, and restricted cash as of end of period	$89	$7	$88,883	$30,821	$—	$119,800
(19) Concentration Risk
Significant merchant customers. During the twelve months ended March 31, 2019, the Company derived approximately 24% of its total revenues from ATMs placed at the locations of its top five merchant customers. The Company’s top five merchant customers, none accounting for more than 7% of total revenue for the three months ended March 31, 2019, were Co-operative Food (in the U.K.), CVS Caremark Corporation, Alimentation Couche-Tard Inc. (in the U.S. and Canada), Speedway LLC, and Walgreens Boots Alliance, Inc. Accordingly, a significant percentage of the Company’s future revenues and operating income will be dependent upon the successful continuation of its relationship with these merchants.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provisions thereof. Forward-looking statements can be identified by words such as “project,” “believe,” “estimate,” “expect,” “future,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effect on the Company. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting the Company will be those that are anticipated. All comments concerning the Company’s expectations for future revenues and operating results are based on its estimates for its existing operations and do not include the potential impact of any future acquisitions. The Company’s forward-looking statements involve significant risks and uncertainties (some of which are beyond its control) and assumptions that could cause actual results to differ materially from its historical experience and present expectations or projections. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include:

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
For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, see: Part I. Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this Form 10-Q. Except as required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Cardtronics plc provides convenient automated consumer financial services through its network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of March 31, 2019, we were the world’s largest ATM owner/operator, providing services to approximately 229,000 ATMs. During the three months ended March 31, 2019,  64% of our total revenues were derived from operations in North America (including our ATM operations in the United States ("U.S."), Canada, and Mexico), 28% of our total revenues were derived from operations in Europe and Africa (including our ATM operations in the United Kingdom ("U.K."), Ireland, Germany, Spain, and South Africa), and 8% of our total revenues were derived from operations in Australia and New Zealand. Included in our network as of March 31, 2019 were approximately 139,000 ATMs to which we provided processing only services or various forms of managed services solutions. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.
Through our network, we deliver various ATM-based financial services to cardholders and provide ATM management and ATM equipment-related services (typically under multi-year contracts) to large retail merchants, smaller retailers, financial institutions, and operators of facilities such as shopping malls, airports, and train stations. In doing so, we provide our retail and financial institution partners with a compelling automated financial services solution that helps attract and retain customers, and in turn, increases the likelihood that our ATMs will be utilized. We also own and operate electronic funds transfer (“EFT”) transaction processing platforms that provide transaction processing services to our network of ATMs, as well as to other ATMs operated under managed services arrangements. Additionally, we also provide processing services for issuers of debit cards.
We also own and operate the Allpoint network (“Allpoint”), the largest surcharge-free ATM network (based on the number of participating ATMs). Allpoint, with approximately 55,000 participating ATMs, provides surcharge-free ATM access to approximately 1,200 participating credit unions, banks, and stored-value debit card issuers that are principally located in North America. For participants, Allpoint provides scale, density, and convenience of surcharge-free ATMs that surpasses the largest banks in the U.S. In exchange, Allpoint earns either a fixed monthly fee per cardholder or a fixed fee per transaction that is paid by the participants. Allpoint includes a majority of our Company's ATMs in the U.S. and certain ATMs in the U.K., Canada, Mexico, and Australia. Allpoint also provides services to organizations that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing organizations pay us a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s ATM network.
For additional information related to our operations and the manner in which we derive revenues, see our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).
Strategic Outlook
Over the past several years, we have expanded our operations and the capabilities and service offerings of our ATMs through strategic acquisitions and investments, continued to deploy ATMs in high-traffic locations under contracts with well-known retailers, and expanded our relationships with leading financial institutions through the growth of Allpoint, our surcharge-free ATM network and our bank-branding programs. We have also expanded our ATM capabilities and service offerings to financial institutions, as we are seeing increasing interest from financial institutions for outsourcing of ATM-related services due to our cost efficiency advantages and higher service levels, as well as the role that our ATMs can play in maintaining financial institutions physical presence for their customers as they reduce their physical branches. We have also expanded our capabilities and are in the process of deploying deposit-taking ATMs in certain locations within the U.S. Additionally, we have enabled 11,000 of our ATMs in the U.S. with cardless cash access and plan to enable additional ATMs with these capabilities in the future.
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
We will continue to expand our ATM footprint organically and launch new products and services that will allow us to further leverage our existing ATM network. We may also explore acquisitions that are deemed strategic opportunities. We see opportunities to expand our operations through the following efforts:

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
For additional information related to each of our strategic points above, see Part I. Item 1. Business - Our Strategy in our 2018 Form 10-K.
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
Growth in other automated consumer financial services. The majority of all ATM transactions in our geographies are cash withdrawals, with the remainder representing other banking functions such as balance inquiries and balance transfers. We believe that there are opportunities for a large non-bank ATM owner/operator, such as ourselves, to provide additional financial services to customers, such as deposit taking, money transfers, and stored-value debit card reload services. These additional automated consumer financial services could result in additional revenue streams for us and could ultimately result in increased profitability. However, they generally would require additional capital expenditures on our part to offer these services more broadly and would increase regulatory compliance activities. We recently commenced a plan to deploy nearly 1,000 deposit-taking ATMs in certain locations in the U.S. and may deploy additional deposit-taking ATMs in the future.

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

•
United Kingdom. The U.K. is the largest ATM market in Europe. According to LINK (which connects the ATM networks of all the U.K. ATM operators), approximately 63,000 ATMs were deployed in the U.K. as of December 2018, of which approximately 60% were operated by non-banks (inclusive of our nearly 18,000 ATMs). Electronic payment alternatives have gained popularity in the U.K. and we have seen both the number of ATM deployments and withdrawals slow in recent years. In January 2017, we expanded our operations in the U.K. through our acquisition of DCPayments. In light of recent changes to the LINK interchange rate that includes a 5% decrease that came into effect on July 1, 2018 and a second additional 5% decrease in the LINK interchange rate that came into effect on January 1, 2019, we have changed certain of our ATMs to pay-to-use, whereby we no longer receive interchange from customers' banks, but instead, the customer now pays us a convenience fee. We have also removed certain ATMs from service and have taken other measures to mitigate the impact of the LINK interchange reduction. For additional information, see Decrease in interchange rates below. We believe there are emerging opportunities with financial institutions in this market to outsource certain components of their ATM operations and we are actively working to grow our offerings for such services.

•
Germany.  There are approximately 58,000 ATMs in Germany that are largely deployed in bank branch locations. The top four independent ATM deployers account for less than 10% of the market as of December 31, 2018. Cardtronics entered the German market in August 2013 through the acquisition of Cardpoint. Cardtronics is presently the largest independent ATM deployer in Germany with approximately 1,600 ATMs. The German ATM market is highly fragmented and may be under-deployed, based on its population’s high use of cash relative to other markets in which we operate, such as the U.S. and the U.K. As a result, this fragmented and potentially under-deployed ATM market is attractive to us and we believe there are a number of opportunities for growth in this market. We have recently expanded our ATM count in this market by adding new ATMs with new retail partners. Additionally, we have now partnered with Postbank to provide free-to-use access to their customers at our ATMs.

•
Canada.  We entered the Canadian market in October 2011, and in January 2017, we significantly expanded our operations in Canada through our acquisition of DCPayments. We expect to continue to grow our number of ATM locations in this market. We currently operate approximately 11,000 ATMs in this market and estimate that there are currently approximately 70,000 ATMs in total in the Canadian market. Our recent organic growth in this market has been primarily through a combination of new merchant and financial institution partners. As we continue to expand our footprint in Canada, we plan to seek additional partnerships with financial institutions to implement bank-branding and other financial services, similar to our bank-branding and surcharge-free strategy in the U.S.

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

•
Australia and New Zealand. In January 2017, in connection with our acquisition of DCPayments, we expanded operations into Australia and New Zealand. The Australia and New Zealand ATM market has contracted recently responsive to the removal of surcharge fees by the major banks to non-customers at their ATMs. The Australian and New Zealand ATM market is comprised of approximately 35,000 ATMs and we are the largest independent ATM deployer in this region with approximately 9,000 ATMs. For further information regarding the removal of surcharge fees, see Australia market changes and asset impairment below. We believe there are opportunities for longer-term growth in Australia, which would likely include expansion of services to financial institutions in this market.

•
South Africa.  In January 2017, in connection with our acquisition of Spark, we obtained operations in South Africa. Spark is a leading independent ATM operator in South Africa, and we have recently grown in this market by expanding the number of ATMs we operate. We expect to continue to grow in this market with retailers and financial institutions. We operate approximately 3,600 ATMs in South Africa and estimate that this market has approximately 34,000 ATMs in total.

Increase in surcharge rates. As financial institutions increase the surcharge rates charged to non-customers for the use of their ATMs, it enables us to increase the surcharge rates charged on our ATMs in selected markets. We also believe that higher surcharge rates in the market make our surcharge-free offerings more attractive to consumers and other financial institutions.
Decrease in interchange rates. The interchange rates paid to independent ATM deployers, such as ourselves, are in some cases set by the various EFT networks and major interbank networks through which the transactions conducted on our ATMs are routed. In past years, certain networks have reduced the net interchange rates paid to ATM deployers for ATM transactions in the U.S. by reducing the transaction rates charged to financial institutions and increasing per transaction fees charged by the networks to ATM operators. In addition to the impact of the net interchange rate decrease, we saw certain financial institutions migrate their volume away from some networks to take advantage of the lower pricing offered by other networks, resulting in lower net interchange rates per transaction realized by us. If financial institutions move to take further advantage of lower interchange rates, or if networks reduce the interchange rates they currently pay to ATM deployers or increase their network fees, our future revenues and gross profits could be negatively impacted. We have taken measures to mitigate our exposure to interchange rate reductions by networks, including, but not limited to: (i) where possible, routing transactions through a preferred network such as Allpoint, where we have influence over the per transaction rate, (ii) negotiating directly with our financial institution partners for contractual interchange rates on transactions involving their customers, (iii) developing contractual protection from such rate changes in our agreements with merchants and financial institution partners, and (iv) negotiating pricing directly with certain networks. During the three months ended March 31, 2019, 18.3%, 11.4%, and 0.4% of our total ATM operating revenues were derived from interchange fees in Europe & Africa, North America, and Australia & New Zealand, respectively. A portion of these revenues are subject to pricing changes that we may be unable to offset through lower payments to merchants.
Interchange rates in the U.K. are primarily set by LINK, the U.K.’s major interbank ATM network. LINK has historically set these rates annually using a cost-based methodology that incorporates ATM service costs from two years prior (i.e., operating costs from 2017 are considered for determining the 2019 interchange rate). In addition to LINK transactions, certain card issuers in the U.K. have issued cards that are not affiliated with the LINK network, and instead carry the Visa or MasterCard network brands. In recent years, transactions conducted on our ATMs from these cards have totaled approximately 3% of our annual withdrawal transactions in the U.K. For these transactions, we receive interchange revenues based on rates that are set by Visa or MasterCard, respectively. The interchange rates set by Visa and MasterCard have historically been less than the rates that have been established by LINK. In July 2018, the LINK interchange rate was reduced by 5% and an additional 5% rate reduction commenced on January 1, 2019. There are no further scheduled rate reductions at this time, but the impact of the recent rate reductions has recently adversely impacted our revenues and profits in the U.K. We continue to evaluate and assess the impact of interchange rate decreases on our U.K. business and have taken certain actions and may continue to take additional actions to mitigate the impact of the current and potential future price reductions. Mitigating measures have included, and in the future may include additional, removal of lower profitability sites, contract renegotiations with certain merchants, conversion of certain ATMs to a direct-charge to the consumer model, and other strategies. The first 5% rate reduction occurred on July 1, 2018 and it adversely impacted our U.K. profits by approximately $8 million, when taken together with other rate reductions in 2018. The second 5% decrease in the LINK interchange rate occurred January 1, 2019. On an unmitigated basis, we expect that these rate reductions will adversely impact our operating income by approximately $19 million in 2019. Should there be any additional significant change in LINK scheme or its membership, our U.K. revenues and profits could be more adversely impacted.
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
U.S. same-store cash withdrawal transactions during the quarter ended March 31, 2019 increased approximately 2% from the same period in 2018. These same-store results were impacted by a number of factors and the discrete impact of each factor is difficult to precisely estimate. Growth in Allpoint and bank-branding transactions has positively impacted the same-store growth rate, driven by the expansion in the number of ATMs in Allpoint, growth in the number of financial institutions participating in Allpoint and branding our ATMs, and increased marketing efforts to existing Allpoint participants.
7-Eleven U.S. relationship.  The Company had a long standing relationship with 7-Eleven in the U.S. that ended during the quarter ended March 31, 2018. In previous periods, this relationship accounted for a material portion of the Company’s consolidated revenues and profits. The Company began a transition to 7-Eleven’s new service provider during the third quarter of 2017 that was completed in February 2018. 7-Eleven in the U.S. accounted for less than 1% of total revenues in 2018, all of which was earned in the first quarter of 2018.
Withdrawal transaction and revenue trends - U.K. Historically, the majority of our ATMs in the U.K. have been free-to-use ATMs, meaning the transaction is free to the consumer and we earn an interchange rate paid by the customer’s bank. We also operate surcharging or pay-to-use ATMs, which are now increasing in the market and in our ATM estate due to the LINK interchange rate reduction discussed above. During the three months ended March 31, 2019, same-store cash withdrawal transactions at our ATMs in the U.K were approximately flat compared to the same period in 2018. We believe the growth rate was adversely impacted by changes in consumer payments behavior, where consumers are conducting more tap and pay transactions for small payments at retailers, offset by a decreased number of ATMs in the market.
Australia market changes and asset impairment.  In late September 2017, Australia’s four largest banks, Commonwealth Bank of Australia (“CBA”), Australia and New Zealand Banking Group Limited (“ANZ”), Westpac Banking Corporation (“Westpac”), and National Australia Bank (“NAB”), each separately announced decisions to remove all direct charges (or "surcharges") to all users on domestic ATM transactions completed at their respective ATM networks, effectively creating a free-to-use network of ATMs that did not exist previously. Collectively, these four banks account for approximately one third of the total ATMs in Australia. CBA removed the direct charges in late September 2017, and Westpac, ANZ, and NAB removed the direct charges soon thereafter in October 2017. During the three months ended September 30, 2017, we performed qualitative and quantitative analysis and recognized an impairment of our Australia and New Zealand reporting unit in response to expected revenue and profit declines in this market following the banks’ removal of the direct charges.
Australia has historically been a direct charge ATM market, where cardholders have paid a fee (or "surcharge") to the operator of an ATM for each transaction, unless the ATM where the transaction was completed was part of the cardholder’s issuing bank ATM network. There is no broad interchange arrangement in Australia between card issuers and ATM operators to compensate the ATM operator for its service to a financial institution’s cardholder in absence of the direct charge being levied to the cardholders. During the three months ended March 31, 2019, approximately 79% of the Company’s revenues in Australia were sourced from direct charges paid by cardholders. Consequently, the actions taken by the largest banks in Australia in 2017 have resulted in a significant increase in the availability of free-to-use ATMs and could, in the future, result in a significant decrease in our revenues. While the direct impact we have experienced has been limited to date, the ultimate impact of this action could increase over time as consumers’ behavior patterns change as a result of the introduction of a free-to-use network in Australia that did not previously exist.
Alternative payment options. We face indirect competition from alternative payment options, including card-based and mobile phone-based contactless payment technology in all of our markets. Australia and the U.K. have reported increasing rates of contactless payment use. Prior to our acquisition of DCPayments and since our ownership of the Australian component of the business, we have observed declines in transactions at Australian ATMs, as cash-based payments have declined as a percentage of total payments in recent years, with growth in contactless payments appearing to be the primary driver of the decline. Several banks in the U.S. have recently issued contactless cards to their customers, enabling an additional payment choice for U.S. consumers. U.S. consumer adoption of this new payment choice could impact our transactions in the future in the U.S.
Capital investments. Our capital investments in 2017 and 2016 included significant expenditures to upgrade and replace ATMs at certain locations in response to certain changes in network operating rules.  In 2018, a limited number of ATMs were purchased due to the availability of ATMs removed from 7-Eleven locations. Our capital spending in 2019 will be driven by the following: (i) our strategic initiatives to enhance the consumer experience at our ATMs and drive transaction growth, (ii) certain software and hardware enhancements required to facilitate our strategic initiatives, enhance security, and retain the necessary support, (iii) other compliance related matters including terminal upgrades required due to polymer note introductions, (iv) long-term renewals of existing merchant contracts, (v) growth opportunities across our enterprise, and (vi) investments in the infrastructure of our business, including the implementation of an enterprise resource planning (“ERP”) system.
U.K. planned exit from the European Union (“Brexit”). On March 29, 2017, the U.K. government officially triggered Article 50 of the Treaty on the European Union ("EU"), which commenced the process for the U.K. to exit the EU. The U.K. was originally scheduled to exit the European Union on March 29, 2019, subject to a transition period extending through December 2020. However, as of March 29, 2019, the British Parliament had not approved the withdrawal agreement that had been negotiated by representatives of the British government and the European Union. On April 10, 2019, prior to the end of an initial two week extension, the EU extended the deadline for the U.K. to approve the negotiated withdrawl agreement to October 31, 2019. Given the delay, there remains considerable uncertainty associated with the timing and terms of the withdrawal. Failure to obtain parliamentary approval of the negotiated withdrawal agreement would mean that the U.K. would leave the European Union with no agreement (a so-called “hard Brexit”). Although the ultimate impact of Brexit on our business is unknown, we continue to monitor the negotiation of a withdrawal agreement and of a future relationship between the European Union and the U.K.
Dynamic Currency Conversion ("DCC"). On September 27, 2018, Visa notified its members that it will allow DCC on international ATM transactions globally effective April 13, 2019. We expect that this rule change will allow us to expand our DCC offerings and enable additional revenue opportunities in certain of our markets. On March 19, 2019, the European Parliament adopted Regulation 2019/518 applicable to DCC charges. The additional transparency and price comparability requirements on DCC transactions are effective from April 2020. Our DCC revenues currently account for less than 3% our total revenues, the majority of which is derived from our U.K. operations. With the timing of Brexit delayed, we are uncertain, at this time, if this new proposed regulation will have any significant impact on our revenues. Regardless of the outcome of Brexit and whether the U.K. adopts the European Unions proposed regulations, we do not believe this regulation will have a material impact on our revenues based on our current operations and the intended purpose of the proposed regulations.
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
Next generation bank note upgrade in Australia. Next generation bank notes are in the process of being introduced by the Reserve Bank of Australia. The new $5 note was introduced on September 1, 2016, and the new $50 note, the most widely disseminated note in Australia, was introduced on October 18, 2018. The new $20 note and $100 note are expected to be issued in October 2019 and 2020, respectively . The introduction of these next generation bank notes has required upgrades to software and physical ATM components on our ATMs in Australia.
U.S. Tax Reform.  On December 22, 2017, House of Representatives 1 (“H.R. 1”), originally known as the Tax Cuts and Jobs Act (“U.S. Tax Reform”) was enacted and signed into legislation. In accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP” or “GAAP”), the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. As a result of this legislation, during the three months ended December 31, 2017, we provisionally recognized one-time net tax benefits totaling $11.6 million. In accordance with SEC Accounting Bulletin No.118 during 2018, we reduced the estimated one-time tax related to U.S. Tax Reform by $0.4 million and completed our accounting for the tax effects of this change in law.
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
Factors Impacting Comparability Between Periods

•
Foreign currency exchange rates. Our reported financial results are subject to fluctuations in foreign currency exchange rates. We estimate that the year-over-year fluctuation of the currencies in the markets in which we operate relative to the U.S. dollar caused our reported total revenues to be lower by approximately $11.2 million or 3.5% during the three months ended March 31, 2019.

•
7-Eleven ATM removal. The 7-Eleven ATM placement agreement in the U.S. expired in July 2017, and all ATM operations in the U.S. were transitioned to the new service provider by the end of February 2018. 7-Eleven in the U.S accounted for $5.4 million, or less than 2% of total revenues during the three months ended March 31, 2018.

Results of Operations
The following Consolidated Statements of Operations reflects each line as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three months ended March 31,
	2019		2018
	(In thousands, excluding percentages)
Revenues:
ATM operating revenues	$302,602	95.1%	$319,731	95.1%
ATM product sales and other revenues	15,668	4.9	16,453	4.9
Total revenues	318,270	100.0	336,184	100.0
Cost of revenues:
Cost of ATM operating revenues (1)	206,158	64.8	215,490	64.1
Cost of ATM product sales and other revenues	11,925	3.7	12,762	3.8
Total cost of revenues	218,083	68.5	228,252	67.9
Operating expenses:
Selling, general, and administrative expenses (2)	43,660	13.7	41,740	12.4
Restructuring expenses	—	—	2,413	0.7
Acquisition related expenses	—	—	1,720	0.5
Depreciation and accretion expense	32,973	10.4	31,042	9.2
Amortization of intangible assets	12,412	3.9	13,771	4.1
Loss on disposal and impairment of assets	968	0.3	5,420	1.6
Total operating expenses	90,013	28.3	96,106	28.6
Income from operations	10,174	3.2	11,826	3.5
Other expenses:
Interest expense, net	6,643	2.1	9,174	2.7
Amortization of deferred financing costs and note discount	3,292	1.0	3,308	1.0
Other (income) expense	(7,207)	(2.3)	2,160	0.6
Total other expenses	2,728	0.9	14,642	4.4
Income (loss) before income taxes	7,446	2.3	(2,816)	(0.8)
Income tax expense (benefit)	3,129	1.0	(31)	—
Net income (loss)	4,317	1.4	(2,785)	(0.8)
Net loss attributable to noncontrolling interests	(2)	—	(17)	—
Net income (loss) attributable to controlling interests and available to common shareholders	$4,319	1.4%	$(2,768)	(0.8)%

(1)
Excludes effects of depreciation, accretion, and amortization of intangible assets of $37.0 million and $37.1 million for the three months ended March 31, 2019 and 2018, respectively. See Item 1. Financial Statements, Note 1. General and Basis of Presentation – (c) Cost of ATM Operating Revenues Presentation. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 11.6% and 11.0% for the three months ended March 31, 2019 and 2018, respectively.

(2)	Includes share-based compensation expense of $4.2 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively.

Key Operating Metrics
The following table reflects certain key measures that gauge our operating performance for the periods indicated:

	Three Months Ended March 31,
	2019	% Change	2018
Average number of transacting ATMs:
North America	43,240	(5.4)%	45,726
Europe & Africa	23,755	(6.1)	25,291
Australia & New Zealand	7,936	(3.8)	8,249
Total Company-owned	74,931	(5.5)	79,266
North America	13,718	(3.7)	14,238
Europe & Africa	225	(25.0)	300
Australia & New Zealand	103	—	103
Total Merchant-owned	14,046	(4.1)	14,641
Average number of transacting ATMs – ATM operations	88,977	(5.2)	93,907

Managed Services and Processing:
North America	136,725	3.1	132,571
Australia & New Zealand	1,483	(26.4)	2,014
Average number of transacting ATMs – Managed services and processing	138,208	2.7	134,585

Total average number of transacting ATMs	227,185	(0.6)	228,492

Total transactions (in thousands):
ATM operations	304,860	(5.0)	320,956
Managed services and processing, net	278,056	2.1	272,470
Total transactions	582,916	(1.8)	593,426

Total cash withdrawal transactions (in thousands):
ATM operations	201,012	(2.3)	205,833

Per ATM per month amounts (excludes managed services and processing):
Cash withdrawal transactions	753	3.0	731

ATM operating revenues (1)	$1,056	1.0%	$1,046
Cost of ATM operating revenues (1) (2)	732	0.8	726
ATM adjusted operating gross profit (1) (2)	$324	1.3%	$320

ATM adjusted operating gross profit margin	30.7%		30.6%

(1)	ATM operating revenues and Cost of ATM operating revenues relating to managed services, processing, ATM equipment sales, and other ATM-related services are not included in this calculation.

(2)
Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is reported separately in the accompanying Consolidated Statements of Operations. For additional information, see Item 1. Financial Statements, Note 1. General and Basis of Presentation – (c) Cost of ATM Operating Revenues Presentation.

Revenues

	Three Months Ended March 31,
	2019	2018	% Change
	(In thousands, excluding percentages)
North America
ATM operating revenues	$191,046	$195,747	(2.4)%
ATM product sales and other revenues	13,202	14,132	(6.6)
North America total revenues	204,248	209,879	(2.7)
Europe & Africa
ATM operating revenues	88,678	96,182	(7.8)
ATM product sales and other revenues	2,247	2,263	(0.7)
Europe & Africa total revenues	90,925	98,445	(7.6)
Australia & New Zealand
ATM operating revenues	25,791	30,638	(15.8)
ATM product sales and other revenues	219	58	277.6
Australia & New Zealand total revenues	26,010	30,696	(15.3)

Eliminations	(2,913)	(2,836)	2.7

Total ATM operating revenues	302,602	319,731	(5.4)
Total ATM product sales and other revenues	15,668	16,453	(4.8)
Total revenues	$318,270	$336,184	(5.3)%
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
ATM operating revenues. ATM operating revenues during the three months ended March 31, 2019 decreased  $17.1 million, or 5.4%, compared to the same period of 2018. The decrease in ATM operating revenues was  primarily attributable to the two decreases in the LINK interchange rate in the U.K. that came into effect on July 1, 2018 and January 1, 2019 as well as termination of the 7-Eleven contract in the U.S. and the removal of ATM's at 7-Eleven locations that contributed approximately $5.4 million in ATM operating revenues in the first two months of 2018. The decrease in ATM operating revenues was also attributable to foreign currency exchange rate movements impacting the results of our Europe & Africa and Australia & New Zealand segments.

The following table details, by segment, the changes in the various components of ATM operating revenues:

	Three Months Ended March 31,
	2019	2018	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$85,110	$89,115	$(4,005)	(4.5)%
Interchange revenues	34,379	35,819	(1,440)	(4.0)
Bank-branding and surcharge-free network revenues	45,873	44,447	1,426	3.2
Managed services revenues	12,396	12,553	(157)	(1.3)
Other revenues	13,288	13,813	(525)	(3.8)
North America total ATM operating revenues	191,046	195,747	(4,701)	(2.4)
Europe & Africa
Surcharge revenues	31,045	26,169	4,876	18.6
Interchange revenues	55,308	67,458	(12,150)	(18.0)
Other revenues	2,325	2,555	(230)	(9.0)
Europe & Africa total ATM operating revenues	88,678	96,182	(7,504)	(7.8)
Australia & New Zealand
Surcharge revenues	20,668	24,070	(3,402)	(14.1)
Interchange revenues	1,303	1,126	177	15.7
Managed services revenues	2,711	4,179	(1,468)	(35.1)
Other revenues	1,109	1,263	(154)	(12.2)
Australia & New Zealand total ATM operating revenues	25,791	30,638	(4,847)	(15.8)
Eliminations	(2,913)	(2,836)	(77)	2.7
Total ATM operating revenues	$302,602	$319,731	$(17,129)	(5.4)%
North America. For the three months ended March 31, 2019, our ATM operating revenues in our North America segment decreased $4.7 million, or 2.4%, compared to the same period of 2018. The decrease was primarily attributable to the termination of the 7-Eleven contract in the U.S. and the removal of ATM's at 7-Eleven locations that contributed approximately $5.4 million in ATM operating revenues in the first two months of 2018. The decrease attributable to the loss of the 7-Eleven relationship was partially offset by revenue growth in the rest of the U.S. as a result of growth in same-store transactions, surcharge-free network and bank-branding revenues.
Europe & Africa. For the three months ended March 31, 2019, our ATM operating revenues in our Europe & Africa segment decreased $7.5 million, or 7.8%, compared to the same period of 2018. Our ATM operating revenues would have been higher by approximately $6.6 million for the three months ended March 31, 2019, absent the foreign currency exchange rate movements. Adjusted for foreign currency movements, ATM operating revenues decreased 0.9% impacted by the two 5% decreases in the LINK interchange rate in the U.K. that came into effect on July 1, 2018 and January 1, 2019, as well as fewer transacting ATMs. The revenue decline in the U.K. was largely offset by an increase in the number of transacting ATMs from new ATM placement agreements in South Africa, Germany, Spain, and Ireland. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.
Australia & New Zealand. For the three months ended March 31, 2019, our ATM operating revenues in our Australia & New Zealand segment decreased $4.8 million, or 15.8%, compared to the same period of 2018. Our ATM operating revenues would have been higher by $2.7 million for the three months ended March 31, 2019, absent the foreign currency exchange rate movements. Adjusted for foreign currency movements, ATM operating revenues decreased 7.1% primarily due to a decline in the number of transacting ATMs and fewer transactions per ATM.
ATM product sales and other revenues. For the three months ended March 31, 2019, our ATM product sales and other revenues decreased 4.8% compared to the same period of 2018. The decrease was primarily related to lower equipment sales in our North America segment.

Cost of Revenues (exclusive of depreciation, accretion, and amortization of intangible assets)

	Three Months Ended March 31,
	2019	2018	% Change
	(In thousands, excluding percentages)
North America
Cost of ATM operating revenues	$127,150	$133,867	(5.0)%
Cost of ATM product sales and other revenues	10,758	11,522	(6.6)
North America total cost of revenue	137,908	145,389	(5.1)
Europe & Africa
Cost of ATM operating revenues	62,553	61,635	1.5
Cost of ATM product sales and other revenues	856	896	(4.6)
Europe & Africa total cost of revenues	63,409	62,531	1.4
Australia & New Zealand
Cost of ATM operating revenues	19,050	22,597	(15.7)
Cost of ATM product sales and other revenues	311	344	(9.6)
Australia & New Zealand total cost of revenues	19,361	22,941	(15.6)
Corporate total cost of revenues	261	84	210.7

Eliminations	(2,856)	(2,693)	6.1

Cost of ATM operating revenues	206,158	215,490	(4.3)
Cost of ATM product sales and other revenues	11,925	12,762	(6.6)
Total cost of revenues	$218,083	$228,252	(4.5)%
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) during the three months ended March 31, 2019 decreased $9.3 million, or 4.3%, compared to the same period of 2018. The decrease was attributable to removal of ATMs in the 7-Eleven locations in the U.S. and improved operational efficiency, in part as a result of our restructuring activities. Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) also declined as a result of foreign currency exchange rate movements impacting the results of our Europe & Africa and Australia & New Zealand segments and the decrease in ATM operating revenue associated with the two 5% decreases in the LINK interchange rate in the U.K. that came into effect on July 1, 2018 and on January 1, 2019 and resulted in lower merchant commissions, offset by an increase in other costs due to a $3.9 million reduction in our U.K. business rates (property taxes) on ATMs during the three months ended March 31, 2018.

The following table details, by segment, the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Three Months Ended March 31,
	2019	2018	Change	% Change
	(In thousands, excluding percentages)
North America
Merchant commissions	$62,250	$66,583	$(4,333)	(6.5)%
Vault cash rental	12,239	12,482	(243)	(1.9)
Other costs of cash	15,616	16,098	(482)	(3.0)
Repairs and maintenance	12,453	10,758	1,695	15.8
Communications	3,718	4,158	(440)	(10.6)
Transaction processing	1,410	1,599	(189)	(11.8)
Employee costs	7,574	8,870	(1,296)	(14.6)
Other expenses	11,890	13,319	(1,429)	(10.7)
North America total cost of ATM operating revenues	127,150	133,867	(6,717)	(5.0)
Europe & Africa
Merchant commissions	23,428	25,767	(2,339)	(9.1)
Vault cash rental	3,599	3,418	181	5.3
Other costs of cash	5,881	6,613	(732)	(11.1)
Repairs and maintenance	4,106	4,020	86	2.1
Communications	2,975	3,396	(421)	(12.4)
Transaction processing	5,452	5,128	324	6.3
Employee costs	10,990	11,132	(142)	(1.3)
Other expenses	6,122	2,161	3,961	183.3
Europe & Africa total cost of ATM operating revenues	62,553	61,635	918	1.5
Australia & New Zealand
Merchant commissions	10,242	12,628	(2,386)	(18.9)
Vault cash rental	2,029	2,268	(239)	(10.5)
Other costs of cash	1,812	1,940	(128)	(6.6)
Repairs and maintenance	1,991	2,500	(509)	(20.4)
Communications	752	997	(245)	(24.6)
Transaction processing	514	677	(163)	(24.1)
Employee costs	1,209	1,333	(124)	(9.3)
Other expenses	501	254	247	97.2
Australia & New Zealand total cost of ATM operating revenues	19,050	22,597	(3,547)	(15.7)
Corporate	261	84	177	210.7
Eliminations	(2,856)	(2,693)	(163)	6.1
Total cost of ATM operating revenues	$206,158	$215,490	$(9,332)	(4.3)%
North America. For the three months ended March 31, 2019, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our North America segment decreased $6.7 million, or 5.0%, compared to the same period of 2018. The decrease was primarily attributable to the decline in ATM operating revenues associated with the removal of ATMs in the 7-Eleven locations in the U.S and improved operational efficiency, in part as a result of our restructuring activities reflected in employee costs offset by an increase in repairs and maintenance costs.
Europe & Africa. For the three months ended March 31, 2019, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Europe & Africa segment increased by $0.9 million, or 1.5%, compared to the same period of 2018. Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased 9% due to higher transaction processing costs compared to the same period of 2018 and a $3.9 million reduction in our U.K. business rates (property taxes) on ATMs during the three months ended March 31, 2018.
Australia & New Zealand. For the three months ended March 31, 2019, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Australia & New Zealand segment decreased $3.5 million, or 15.7%, compared to the same period of 2018 primarily due to the decrease in ATM operating revenues and the impact of currency translation. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.
Cost of ATM product sales and other revenues. For the three months ended March 31, 2019, our cost of ATM product sales and other revenues decreased 6.6% from the same period of 2018 which is directionally consistent with the decrease in revenue from ATM product sales primarily in North America.
Selling, General, and Administrative Expenses

	Three Months Ended March 31,
	2019	2018	% Change
	(In thousands, excluding percentages)
Selling, general, and administrative expenses	$39,437	$39,378	0.1%
Share-based compensation expense	4,223	2,362	78.8
Total selling, general, and administrative expenses	$43,660	$41,740	4.6%

Percentage of total revenues:
Selling, general, and administrative expenses	12.4%	11.7%
Share-based compensation expense	1.3	0.7
Total selling, general, and administrative expenses	13.7%	12.4%
Selling, general, and administrative expenses (“SG&A expenses”), excluding share-based compensation expense. For the three months ended March 31, 2019, SG&A expenses, excluding share-based compensation expense, remained relatively flat compared to the same period of 2018.
Share-based compensation expense. For the three months ended March 31, 2019, our share-based compensation expense increased $1.9 million compared to the same period of 2018 attributable to the amount and timing of share-based payment awards, net of forfeitures, compared to the same period of 2018.  For additional information related to share-based compensation expense, see Item 1. Financial Statements, Note 4. Share-based Compensation.
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
Acquisition related Expenses
Acquisition related expenses. For the three months ended March 31, 2018, acquisition related expenses totaled $1.7 million and included employee severance costs and lease termination costs related to certain DCPayments operations.

Depreciation and Accretion Expense

	Three Months Ended March 31,
	2019	2018	% Change
	(In thousands, excluding percentages)
Depreciation and accretion expense	$32,973	$31,042	6.2%

Percentage of total revenues	10.4%	9.2%
Depreciation and accretion expense. For the three months ended March 31, 2019, depreciation and accretion expense increased $1.9 million, or 6.2%, compared to the same period of 2018. This increase was primarily due to the timing of capital additions.
Amortization of Intangible Assets

	Three Months Ended March 31,
	2019	2018	% Change
	(In thousands, excluding percentages)
Amortization of intangible assets	$12,412	$13,771	(9.9)%

Percentage of total revenues	3.9%	4.1%
Amortization of intangible assets. For the three months ended March 31, 2019, amortization of intangible assets decreased $1.4 million, or 9.9%, compared to the same period of 2018. This decrease is due to the timing of the related intangible assets becoming fully amortized.
Loss on Disposal and Impairment of Assets

	Three Months Ended March 31,
	2019	2018	% Change
	(In thousands, excluding percentages)
Loss on disposal and impairment of assets	$968	$5,420	(82.1)%

Percentage of total revenues	0.3%	1.6%
Loss on disposal and impairment of assets. During the three months ended March 31, 2019, we recognized losses of approximately $1 million related to the disposal and impairment of assets in the normal course of business. During the three months ended March 31, 2018, losses were driven by ATM asset disposals in the U.S. and the exit from one of our facilities in the U.K.
Interest Expense, net

	Three Months Ended March 31,
	2019	2018	% Change
	(In thousands, excluding percentages)
Interest expense, net	$6,643	$9,174	(27.6)%

Percentage of total revenues	2.1%	2.7%
Interest expense, net. For the three months ended March 31, 2019, interest expense, net, decreased $2.5 million, or 27.6%, compared to the same period of 2018. The decrease for the three months ended March 31, 2019 was attributable to a comparatively lower outstanding long-term debt balance and a lower weighted average interest rate following the December 2018 redemption of our $250.0 million 5.125% Senior notes, as these borrowings were refinanced under our revolving credit facility with a lower interest rate. For additional information related to our outstanding borrowings, see Item 1. Financial Statements, Note 9. Long-Term Debt.
Other (Income) Expense
During the three-months ended March 31, 2019, the Company recognized an $8.2 million gain in Other (income) expense to revise the estimated fair value of the acquisition related contingent consideration liability, partly offset by foreign currency translation gains/losses, and other non-operating costs. For additional information on the acquisition related contingent consideration, see Item 1. Financial Statements, Note 14. Fair Value Measurements.
Income Tax Expense

	Three Months Ended March 31,
	2019	2018	% Change
	(In thousands, excluding percentages)
Income tax expense (benefit)	$3,129	$(31)	n/m

Effective tax rate	42.0%	1.1%
Income tax expense. The Company’s income tax expense for the three months ended March 31, 2019 totaled $3.1 million, resulting in an effective tax rate of 42%, compared to a benefit of $0.03 million and an effective tax rate of 1.1% for the same period of 2018. The increase in the tax expense for the three months ended March 31, 2019, compared to the same period of 2018 was primarily attributable to profits in the current period compared to losses in the prior period and the impact of non-deductible expenses.
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
EBITDA, Adjusted EBITDA, and EBITA
EBITDA adds interest, income tax expense, depreciation and amortization to net income. Adjusted EBITDA and Adjusted EBITA excludes amortization of intangible assets, share-based compensation expense, acquisition related expenses, certain non-operating expenses, (if applicable in a particular period) certain costs not anticipated to occur in future periods, gains or losses on disposal and impairment of assets, our obligation for the payment of income taxes, interest expense, and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Depreciation and accretion expense and amortization of intangible assets are excluded from Adjusted EBITDA as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired.

Adjusted Net Income, Adjusted Net Income per Diluted Share, and Adjusted Tax Rate
Adjusted Net Income represents net income computed in accordance with U.S. GAAP, before amortization of intangible assets, gains or losses on disposal and impairment of assets, share-based compensation expense, certain other expense amounts, acquisition related expenses, certain non-operating expenses, and (if applicable in a particular period) certain costs not anticipated to occur in future periods (together, the “Adjustments”). The non-GAAP tax rate used to calculate Adjusted Net Income was approximately 24.2% and 25.8% for the three months ended March 31, 2019 and 2018, respectively. The non-GAAP tax rates represent the GAAP tax rate for the period as adjusted by the estimated tax impact of the items adjusted from the measure. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by weighted average diluted shares outstanding.
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
Constant Currency
Management calculates certain GAAP as well as non-GAAP measures on a constant-currency basis using the average foreign currency exchange rates applicable in the corresponding period of the previous year and applying these rates to the measures in the current reporting period to assess performance and eliminate the effect foreign currency exchange rates have on comparability between periods.
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

	Three Months Ended March 31,
	2019	2018
Net income (loss) attributable to controlling interests and available to common shareholders	$4,319	$(2,768)
Adjustments:
Interest expense, net	6,643	9,174
Amortization of deferred financing costs and note discount	3,292	3,308
Income tax expense (benefit)	3,129	(31)
Depreciation and accretion expense	32,973	31,042
Amortization of intangible assets	12,412	13,771
EBITDA	$62,768	$54,496

Add back:
Loss on disposal and impairment of assets	968	5,420
Other (income) expense (1)	(7,207)	2,160
Noncontrolling interests (2)	15	1
Share-based compensation expense	4,484	2,445
Restructuring expenses (3)	—	2,413
Acquisition related expenses (4)	—	1,720
Adjusted EBITDA	$61,028	$68,655
Less:
Depreciation and accretion expense (5)	32,973	31,041
Adjusted EBITA	$28,055	$37,614
Less:
Interest expense, net	6,643	9,174
Adjusted pre-tax income	21,412	28,440
Income tax expense (6)	5,181	7,338
Adjusted Net Income	$16,231	$21,102

Adjusted Net Income per share – basic	$0.35	$0.46
Adjusted Net Income per share – diluted	$0.35	$0.46

Weighted average shares outstanding – basic	46,223,764	45,833,070
Weighted average shares outstanding – diluted (7)	46,635,033	46,332,629

(1)	Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition related contingent consideration, and other non-operating costs.

(2)	Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of one of its Mexican subsidiaries.

(3)	Expenses include employee severance and other costs incurred in conjunction with a corporate reorganization and cost reduction initiative.

(4)	Expenses primarily include employee severance cost and lease termination costs related to DCPayments.

(5)	Amounts exclude a portion of the expenses incurred by one of its Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.

(6)
For the three months ended March 31, 2019 and 2018, the non-GAAP tax rate used to calculate Adjusted Net Income was 24.2% and 25.8%, respectively, which represents the Company’s GAAP tax rate as adjusted for the net tax effects related to the items excluded from Adjusted Net Income.

(7)
Consistent with the positive Adjusted Net Income, the Adjusted Net Income per diluted share amounts have been calculated using the diluted shares outstanding that would have resulted from positive GAAP Net Income.

Reconciliation of U.S. GAAP Revenue to Constant-Currency Revenue
(in thousands, excluding percentages)

Consolidated revenue:	Three Months Ended March 31,
	2019			2018	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$302,602	$10,914	$313,516	$319,731	(5.4)%	(1.9)%
ATM product sales and other revenues	15,668	289	15,957	16,453	(4.8)	(3.0)
Total revenues	$318,270	$11,203	$329,473	$336,184	(5.3)%	(2.0)%

North America revenue:	Three Months Ended March 31,
	2019			2018	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$191,046	$1,648	$192,694	$195,747	(2.4)%	(1.6)%
ATM product sales and other revenues	13,202	52	13,254	14,132	(6.6)	(6.2)
Total revenues	$204,248	$1,700	$205,948	$209,879	(2.7)%	(1.9)%

Europe & Africa revenue:	Three Months Ended March 31,
	2019			2018	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$88,678	$6,597	$95,275	$96,182	(7.8)%	(0.9)%
ATM product sales and other revenues	2,247	215	2,462	2,263	(0.7)	8.8
Total revenues	$90,925	$6,812	$97,737	$98,445	(7.6)%	(0.7)%

Australia & New Zealand revenue:	Three Months Ended March 31,
	2019			2018	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$25,791	$2,668	$28,459	$30,638	(15.8)%	(7.1)%
ATM product sales and other revenues	219	23	242	58	277.6	317.2
Total revenues	$26,010	$2,691	$28,701	$30,696	(15.3)%	(6.5)%

Reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per diluted share on a Non-GAAP basis to Constant-Currency (in thousands, excluding percentages and per share amounts)

	Three Months Ended March 31,
	2019			2018	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency
Adjusted EBITDA	$61,028	$1,876	$62,905	$68,655	(11.1)%	(8.4)%
Adjusted Net Income	$16,231	$373	$16,603	$21,102	(23.1)	(21.3)
Adjusted Net Income per share – diluted (2)	$0.35	$0.01	$0.36	$0.46	(23.9)%	(21.7)%

(1)
As reported on the Reconciliation of Net Income (Loss) Attributable to Controlling Interests and Available to Common Shareholders to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income above.

(2)
Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by the weighted average diluted shares outstanding of 46,635,033 and 46,332,629 for the three months ended March 31, 2019 and 2018, respectively. Consistent with the positive Adjusted Net Income, the Adjusted Net Income per diluted share amounts have been calculated using the diluted shares outstanding that would have resulted from positive GAAP Net Income.

Reconciliation of Adjusted Free Cash Flow

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net cash (used in) provided by operating activities	$(21,805)	$49,433
Restricted cash settlement activity (1)	71,521	(24,238)
Adjusted net cash provided by operating activities	49,716	25,195
Net cash used in investing activities, excluding acquisitions (2)	(29,307)	(20,739)
Adjusted free cash flow	$20,409	$4,456

(1)
Restricted cash settlement activity represents the change in our restricted cash excluding the portion of the change that is attributable to foreign exchange and disclosed as part of the effect of exchange rate changes on cash, cash equivalents, and restricted cash in the accompanying Consolidated Statements of Cash Flows. Restricted cash largely consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers that are pledged for a particular use or restricted to support these obligations.

(2)
Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and other assets. Additionally, capital expenditure amounts for one of our Mexican subsidiaries are reflected gross of any noncontrolling interest amounts.

Liquidity and Capital Resources
Overview
As of March 31, 2019, we had $ 35.4 million in cash and cash equivalents, and $802.7 million in outstanding long-term debt.
We have historically funded our operations primarily through cash flows from operations, borrowings under our revolving credit facility, and the issuance of debt and equity securities. We have generally used a portion of our cash flows to invest in additional ATMs, either through acquisitions or through organic growth. We have also used cash to pay interest and principal amounts outstanding under our borrowings. As we collect a sizable portion of our sales on a daily basis but generally pay our vendors on 30 day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we are able to utilize the excess available cash flow to reduce borrowings made under our revolving credit facility and to fund capital expenditures. Accordingly, it is not uncommon for us to reflect a working capital deficit position in the accompanying Consolidated Balance Sheets.

We believe that our cash on hand and our current revolving credit facility will be sufficient to meet our working capital requirements and contractual commitments for the next twelve months. We expect to fund our working capital needs from cash flows from our operations and borrowings under our revolving credit facility, to the extent needed.
Operating Activities
Net cash used in operating activities totaled $21.8 million during the three months ended March 31, 2019, compared to cash provided by operating activities of $49.4 million during the same period of 2018. The decrease in net cash provided by operating activities during the first three months relative to the prior year is primarily attributable to the changes in restricted cash during the periods due to the timing of settlements. Excluding changes in restricted cash, our cash flows from operating activities were up $24.5 million as a result of lower interest payments and favorable working capital changes. See Reconciliation of Adjusted Free Cash Flow within our discussion of Non-GAAP Financial Measures above.
Investing Activities
Net cash used in investing activities totaled $29.3 million during the three months ended March 31, 2019, compared to $20.7 million during the same period of 2018. The change in net cash used in investing activities is primarily related to a higher level of capital expenditures compared to the same period of 2018.
Anticipated future capital expenditures. We currently anticipate that the majority of our capital expenditures for the foreseeable future will be attributable to the following: i) organic growth projects, including the purchase of ATMs for both new and existing ATM management agreements, ii) technology and product development, iii) investments in our infrastructure, and iv) ongoing refreshment of our ATMs and operational assets. We currently anticipate that our capital expenditures for the year will total approximately $135 million, which is primarily expected to be utilized to support new business growth. We expect such capital expenditures to be funded primarily through our cash flows from operations.
Financing Activities
Net cash used in financing activities totaled $25.3 million during the three months ended March 31, 2019, compared to cash used in financing activities of $9.4 million during the same period of 2018. During both periods, we used excess available cash to pay down borrowings under our revolving credit facility.
On March 26, 2019, we announced authorization to repurchase up to $50 million of our Class A ordinary shares outstanding through August 31, 2020. Share repurchases under the authorized plan may be effected on behalf of the Company through open market transactions, privately negotiated transactions or otherwise, pursuant to SEC trading rules. There is no guarantee as to the exact number of shares, if any, that we may repurchase. The timing and extent of repurchases will depend upon several factors, including market and business conditions, valuation of shares, regulatory requirements and other corporate considerations, and repurchases may be suspended or discontinued at any time.
For information related to our financing facilities, see Item 1. Financial Statements, Note 9. Long-term Debt.
New Accounting Pronouncements
For information related to recent accounting pronouncements not yet adopted during 2019, see Item 1. Financial Statements, Note 2. New Accounting Pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2018 Form 10-K.
We are exposed to certain risks related to our ongoing business operations, including interest rate risk associated with our vault cash rental obligations and, to a lesser extent, borrowings under our revolving credit facility. The following quantitative and qualitative information is provided about financial instruments to which we were a party at March 31, 2019, and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
As a result of the significant sensitivity to interest rates related to our vault cash rental expense, we have entered into a number of interest rate swap contracts and caps with varying notional amounts and fixed interest rates in the U.S., Canada, the U.K., and Australia to manage the rate we pay on the amounts of our current and anticipated outstanding vault cash balances.
The notional amounts, weighted average fixed rates, and terms associated with our interest rate swap contracts and cap agreements that are currently in place in the U.S., Canada, the U.K., and Australia (as of the date of the issuance of this Form 10-Q) are as follows:
Outstanding Interest Rate Derivatives Associated with Vault Cash Rental Obligations
North America – Interest Rate Swap Contracts

Notional Amounts U.S. $	Weighted Average Fixed Rate	Notional Amounts CAD$		Weighted Average Fixed Rate	Term
(In millions)		(In millions)
$1,000	2.06%	CAD	$125	2.46%	April 1, 2019 – December 31, 2019
$1,000	2.06%	CAD	$125	2.46%	January 1, 2020 – December 31, 2020
$600	1.95%	CAD	$125	2.46%	January 1, 2021 – December 31, 2021
$400	1.46%				January 1, 2022 – December 31, 2022
North America - Interest Rate Cap Contracts

Notional Amounts U.S. $	Cap Rate (1)	Term
(In millions)
$200	3.25%	January 1, 2021 – December 31, 2023
(1) Maximum amount of interest to be paid each year as per terms of cap. Cost of cap is amortized through vault cash rental expense over term of cap.
Europe & Africa – Interest Rate Swap Contracts

Notional Amounts U.K. £	Weighted Average Fixed Rate	Term
(In millions)
£550	0.90%	April 1, 2019 – December 31, 2019
£500	0.94%	January 1, 2020 – December 31, 2020
£500	0.94%	January 1, 2021 – December 31, 2021
£500	0.94%	January 1, 2022 – December 31, 2022

Australia & New Zealand – Interest Rate Swap Contracts

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$150	1.95%	April 1, 2019 - December 31, 2019
$100	1.95%	January 1, 2020 – December 31, 2020

Summary of Interest Rate Exposure on Average Outstanding Vault Cash
The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in North America based on our average outstanding vault cash balance and interest rate derivatives for the quarter ended March 31, 2019 and assuming a 100 basis point increase in interest rates (in millions):

North America
Average outstanding vault cash balance	$1,518
Interest rate swap contracts fixed notional amount	(1,094)
Residual unhedged outstanding vault cash balance	$424

Additional annual interest incurred on 100 basis point increase	$4.24
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
The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Europe & Africa based on our average outstanding vault cash balance for the quarter ended March 31, 2019 and assuming a 100 basis point increase in interest rates (in millions):

Europe & Africa
Average outstanding vault cash balance	$1,077
Interest rate swap contracts fixed notional amount	(716)
Residual unhedged outstanding vault cash balance	$361

Additional annual interest incurred on 100 basis point increase	$3.61
The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Australia based on our average outstanding vault cash balance for the quarter ended March 31, 2019 and assuming a 100 basis point increase in interest rates (in millions):

Australia
Average outstanding vault cash balance	$221
Interest rate swap contracts fixed notional amount	(107)
Residual unhedged outstanding vault cash balance	$114

Additional annual interest incurred on 100 basis point increase	$1.14
As of March 31, 2019, we had an asset of $10.2 million and a liability of $(9.9) million recorded in the accompanying Consolidated Balance Sheets related to our interest rate swap and foreign currency forward contracts, which represented the fair value asset or liability of the interest rate swap and foreign currency forward contracts, as derivative instruments are required to be carried at fair value. The fair value estimate was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These interest rate swap and foreign currency forward contracts are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP). The effective portion of the gain or loss on the derivative instrument is reported as a component of the Accumulated other comprehensive loss, net line in the accompanying Consolidated Balance Sheets. The effective portion is reclassified into earnings in the Vault cash rental expense line in the accompanying Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings and has been forecasted into earnings.
Outlook. Although we currently hedge a substantial portion of our vault cash interest rate risk in the U.S., Canada, the U.K., and Australia, we may not be able to enter into similar arrangements for similar amounts in the future, and any significant increase in interest rates in the future could have an adverse impact on our business, financial condition, and results of operations by increasing our operating expenses. However, we expect that the impact on our consolidated financial statements from a significant increase in interest rates would be partially mitigated by the derivative instruments that we currently have in place associated with our vault cash balances in the U.S., Canada, the U.K., and Australia and other protective measures we have put in place to mitigate such risk.
Interest expense. Our interest expense is also sensitive to changes in interest rates as borrowings under our revolving credit facility accrue interest at floating rates. In November 2018, we entered into a second amended and restated credit agreement (the “Credit Agreement”) increasing the available borrowings under our revolving credit facility to $600 million.  Subsequently, on December 19, 2018, we redeemed our outstanding 2022 Notes, drawing the necessary proceeds to fund the redemption from our revolving credit facility.  As of March 31, 2019, our outstanding borrowings under our revolving credit facility, which carries a floating interest rate, were $240.2 million, the majority of which is denominated in U.K. pounds sterling. To mitigate the interest rate risk associated with these borrowings, we entered into interest rate swap contracts to effectively fix the interest rate on a portion of the expected outstanding borrowings.
Outstanding Interest Rate Derivatives Associated with Revolving Credit Facility Borrowings

Notional Amounts U.K. £	Weighted Average Fixed Rate	Term
(In millions)
£80	0.95%	April 1, 2019 – January 1, 2020
£50	0.95%	January 2, 2020 – January 1, 2021
Foreign Currency Exchange Rate Risk
As a result of our operations in the U.K., Australia, Canada, Germany, South Africa, Mexico, Spain, Ireland, and New Zealand, we are exposed to market risk from changes in foreign currency exchange rates. The functional currencies of our international subsidiaries are their respective local currencies. The results of operations of our international subsidiaries are translated into U.S. dollars using average foreign currency exchange rates in effect during the periods in which those results are recorded and the assets and liabilities are translated using the foreign currency exchange rate in effect as of each balance sheet reporting date. These resulting translation adjustments to assets and liabilities have been reported in Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets. As of March 31, 2019, this accumulated translation loss totaled $61.2 million compared to $66.3 million as of December 31, 2018.
Our consolidated financial results were significantly impacted by changes in foreign currency exchange rates during the three months ended March 31, 2019 compared to the prior year. Our total revenues during the three months ended March 31, 2019 would have been higher by approximately $11.2 million had the foreign currency exchange rates from the three months ended March 31, 2018 remained unchanged from the prior year. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, Euro, Mexican peso, Canadian dollar, Australian dollar, or South African rand, the effect upon our operating income would have been approximately $.2 million for the three months ended March 31, 2019. We entered into forward currency contracts to mitigate our exposure to changes in foreign currency exchange rates related to expected cash flows generated in currencies other than the U.S. dollar that are expected to be converted into U.S. dollars within the next twelve months.

Certain intercompany balances are designated as short-term in nature. The changes in these balances related to foreign currency exchange rates have been recorded in the accompanying Consolidated Statements of Operations and we are exposed to foreign currency exchange rate risk as it relates to these intercompany balances.
We do not hold derivative commodity instruments and all of our cash and cash equivalents are held in money market and checking funds.
Item 4. Controls and Procedures
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

Effective January 1, 2019, we adopted Accounting Standards Codification Topic 842, Leases (the “Lease Standard”). Changes were made to our business processes and systems, to capture the additional recording and reporting obligations required by the Lease Standard. To maintain adequate controls over these processes and systems, we evaluated, updated and added new internal controls over financial reporting. There have been no other changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, during the the quarterly period ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The disclosure responsive to this Item related to our material pending legal and regulatory proceedings and settlements, is incorporated by reference herein from Part I. Financial Information, Item 1. Financial Statements, Note 15. Commitments and Contingencies – Legal Matters.
Item 1A. Risk Factors
You should carefully consider the risks discussed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) and other information included and incorporated by reference in this report. These risks could materially affect our business, financial condition, or future results. There have been no material changes in our assessment of our risk factors from those set forth in our 2018 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Description
10.1*	Employment agreement by and between Cardtronics USA, Inc. and Paul Wilmore dated March 22, 2019
10.2*	Form equity award agreement (options)
10.3*	Form equity award agreement (time based)
10.4*	Form equity award agreement (performance based)
10.5*	Form equity award agreement (market based)
10.6*	Form equity award agreement (special)
10.7*	Form equity award agreement (non-employee director)
31.1*	Certification of the Chief Executive Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics plc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith.
** Furnished herewith.
Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDTRONICS PLC

May 2, 2019	/s/ Gary W. Ferrera
Gary W. Ferrera
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

May 2, 2019	/s/ Paul A. Gullo
Paul A. Gullo
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)