Form 10-Q
period 2019-06-30
Cardtronics plc
filed 2019-08-01
CIK 1671013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-37820
________________________________________
Cardtronics plc
(Exact name of registrant as specified in its charter)

England and Wales	98-1304627
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2050 West Sam Houston Parkway South, Suite 1300		77042
Houston	Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (832) 308-4000

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, nominal value $0.01 per share	CATM	NASDAQ Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding as of July 31, 2019: 45,297,781 Ordinary shares, nominal value $0.01 per share.

CARDTRONICS PLC
When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics” we are describing Cardtronics plc and/or our subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CARDTRONICS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,495	$39,940
Accounts and notes receivable, net of allowance for doubtful accounts of $3,873 and $3,005 as of June 30, 2019 and December 31, 2018, respectively	85,707	75,643
Inventory, net	9,049	11,392
Restricted cash	86,431	155,470
Prepaid expenses, deferred costs, and other current assets	91,090	84,386
Total current assets	305,772	366,831
Property and equipment, net of accumulated depreciation of $464,260 and $417,151 as of June 30, 2019 and December 31, 2018, respectively	455,757	460,187
Intangible assets, net	136,673	150,847
Goodwill	753,859	749,144
Operating lease assets	81,355	—
Deferred tax asset, net	11,544	8,658
Prepaid expenses, deferred costs, and other noncurrent assets	33,049	51,677
Total assets	$1,778,009	$1,787,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term liabilities	$52,347	$20,266
Accounts payable	34,568	39,310
Accrued liabilities	331,233	369,160
Total current liabilities	418,148	428,736

Long-term debt	778,551	818,485
Asset retirement obligations	54,227	54,413
Noncurrent operating lease liabilities	73,246	—
Deferred tax liability, net	37,325	41,198
Other long-term liabilities	54,639	67,740
Total liabilities	1,416,136	1,410,572

Commitments and contingencies (See Note 15)

Shareholders' equity:
Ordinary shares, $0.01 nominal value; 45,644,833 and 46,134,381 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	456	461
Additional paid-in capital	330,131	327,009
Accumulated other comprehensive loss, net	(83,810)	(66,877)
Retained earnings	115,197	116,276
Total parent shareholders' equity	361,974	376,869
Noncontrolling interests	(101)	(97)
Total shareholders’ equity	361,873	376,772
Total liabilities and shareholders’ equity	$1,778,009	$1,787,344
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
ATM operating revenues	$323,081	$329,221	$625,683	$648,952
ATM product sales and other revenues	17,740	11,766	33,408	28,219
Total revenues	340,821	340,987	659,091	677,171
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below. See Note 1(c))	208,081	215,353	414,239	430,843
Cost of ATM product sales and other revenues	14,301	10,086	26,226	22,848
Total cost of revenues	222,382	225,439	440,465	453,691
Operating expenses:
Selling, general, and administrative expenses	41,995	40,928	85,655	82,668
Restructuring expenses	3,463	2,063	3,463	4,476
Acquisition related expenses	—	913	—	2,633
Depreciation and accretion expense	33,205	31,764	66,178	62,806
Amortization of intangible assets	12,591	13,498	25,003	27,269
Loss on disposal and impairment of assets	1,496	9,697	2,464	15,117
Total operating expenses	92,750	98,863	182,763	194,969
Income from operations	25,689	16,685	35,863	28,511
Other expenses:
Interest expense, net	6,871	9,159	13,514	18,333
Amortization of deferred financing costs and note discount	3,330	3,355	6,622	6,663
Other expense (income)	1,456	(2,187)	(5,751)	(27)
Total other expenses	11,657	10,327	14,385	24,969
Income before income taxes	14,032	6,358	21,478	3,542
Income tax expense	3,565	2,586	6,694	2,555
Net income	10,467	3,772	14,784	987
Net (loss) income attributable to noncontrolling interests	(4)	5	(6)	(12)
Net income attributable to controlling interests and available to common shareholders	$10,471	$3,767	$14,790	$999

Net income per common share – basic	$0.23	$0.08	$0.32	$0.02
Net income per common share – diluted	$0.22	$0.08	$0.32	$0.02

Weighted average shares outstanding – basic	46,180,161	45,927,732	46,201,842	45,880,661
Weighted average shares outstanding – diluted	46,601,488	46,378,813	46,620,147	46,357,776
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$10,467	$3,772	$14,784	$987
Unrealized (loss) gain on interest rate swap contracts, net of deferred income tax (benefit) expense of ($4,082) and $833 for the three months ended June 30, 2019 and 2018, respectively, and ($7,277) and $5,976 for the six months ended June 30, 2019 and 2018, respectively.	(13,606)	2,030	(26,309)	19,391
Foreign currency translation adjustments, net of deferred income tax (benefit) expense of ($162) and $225 for the three months ended June 30, 2019 and 2018, respectively, and ($242) and $249 for the six months ended June 30, 2019 and 2018, respectively.	4,274	(30,804)	9,376	(23,180)
Other comprehensive loss	(9,332)	(28,774)	(16,933)	(3,789)
Total comprehensive income (loss)	1,135	(25,002)	(2,149)	(2,802)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(5)	10	(5)	(9)
Comprehensive income (loss) attributable to controlling interests	$1,140	$(25,012)	$(2,144)	$(2,793)
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2019
	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balance as of March 31, 2019	46,308	$463	$329,712	$(74,478)	$120,229	$(97)	$375,829
Issuance of common shares for share-based compensation, net of forfeitures	15	—	—	—	—	—	—
Share-based compensation expense	—	—	5,250	—	—	—	5,250
Tax payments related to share-based compensation	—	—	(241)	—	—	—	(241)
Repurchase of common shares	(678)	(7)	(4,590)	—	(15,503)	—	(20,100)
Unrealized loss on interest rate swap and foreign currency forward contracts, net of deferred income tax benefit of $(4,082)	—	—	—	(13,606)	—	—	(13,606)
Net income attributable to controlling interests	—	—	—	—	10,471	—	10,471
Net loss attributable to noncontrolling interests	—	—	—	—	—	(4)	(4)
Foreign currency translation adjustments, net of deferred income tax benefit of $(162)	—	—	—	4,274	—	—	4,274
Balance as of June 30, 2019	45,645	$456	$330,131	$(83,810)	$115,197	$(101)	$361,873

	Three Months Ended June 30, 2018
	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balance as of March 31, 2018	45,921	$459	$316,996	$(8,610)	$109,835	$(97)	$418,583
Share-based compensation expense	—	—	3,513	—	—	—	3,513
Tax payments related to share-based compensation	—	—	(126)	—	—	—	(126)
Unrealized gain on interest rate swap and foreign currency forward contracts, net of deferred income tax expense of $833	—	—	—	2,030	—	—	2,030
Net income attributable to controlling interests	—	—	—	—	3,767	—	3,767
Net income attributable to noncontrolling interests	—	—	—	—	—	5	5
Foreign currency translation adjustments, net of deferred income tax expense of $225	—	—	—	(30,804)	—	3	(30,801)
Balance as of June 30, 2018	45,921	$459	$320,383	$(37,384)	$113,602	$(89)	$396,971
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2019
	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2018	46,134	$461	$327,009	$(66,877)	$116,276	$(97)	$376,772
Cumulative effect of change in accounting principle	—	—	—	366	(366)	—	—
Issuance of common shares for share-based compensation, net of forfeitures	189	2	—	—	—	—	2
Share-based compensation expense	—	—	9,734	—	—	—	9,734
Tax payments related to share-based compensation	—	—	(2,022)	—	—	—	(2,022)
Repurchase of common shares	(678)	(7)	(4,590)	—	(15,503)	—	(20,100)
Unrealized loss on interest rate swap and foreign currency forward contracts, net of deferred income tax benefit of $(7,277)	—	—	—	(26,675)	—	—	(26,675)
Net income attributable to controlling interests	—	—	—	—	14,790	—	14,790
Net loss attributable to noncontrolling interests	—	—	—	—	—	(6)	(6)
Foreign currency translation adjustments, net of deferred income tax benefit of $(242)	—	—	—	9,376	—	2	9,378
Balance as of June 30, 2019	45,645	$456	$330,131	$(83,810)	$115,197	$(101)	$361,873

	Six Months Ended June 30, 2018
	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2017	45,696	$457	$316,940	$(33,595)	$106,670	$(79)	$390,393
Issuance of common shares for share-based compensation, net of forfeitures	225	2	—	—	—	—	2
Share-based compensation expense	—	—	5,958	—	—	—	5,958
Tax payments related to share-based compensation	—	—	(2,506)	—	—	—	(2,506)
Unrealized gain on interest rate swap and foreign currency forward contracts, net of deferred income tax expense of $5,976	—	—	—	19,391	—	—	19,391
Net income attributable to controlling interests	—	—	—	—	999	—	999
Net loss attributable to noncontrolling interests	—	—	—	—	—	(12)	(12)
Deferred sales commission	—	—	—	—	5,933	—	5,933
Foreign currency translation adjustments, net of deferred income tax expense of $249	—	—	(9)	(23,180)	—	2	(23,187)
Balance as of June 30, 2018	45,921	$459	$320,383	$(37,384)	$113,602	$(89)	$396,971
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$14,784	$987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	91,181	90,075
Amortization of deferred financing costs and note discount	6,622	6,663
Share-based compensation expense	9,734	5,958
Deferred income tax (benefit)	759	(2,344)
Loss on disposal and impairment of assets	2,464	15,117
Other reserves and non-cash items	(5,258)	413
Changes in assets and liabilities:
(Increase) decrease in accounts and notes receivable, net	(10,617)	16,398
Increase in prepaid expenses, deferred costs, and other current assets	(10,018)	(6,219)
Increase in inventory, net	(790)	(2,055)
Decrease in other assets	3,595	2,704
(Decrease) increase in accounts payable	(5,500)	1,888
(Decrease) increase in restricted cash liabilities	(70,354)	25,348
Increase (decrease) in accrued liabilities	32,008	(34,658)
Decrease in other liabilities	(3,380)	(10,500)
Net cash provided by operating activities	55,230	109,775

Cash flows from investing activities:
Additions to property and equipment	(55,053)	(46,682)
Acquisitions, net of cash acquired	(9,100)	—
Net cash used in investing activities	(64,153)	(46,682)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	290,510	345,510
Repayments of borrowings under revolving credit facility	(336,322)	(390,990)
Tax payments related to share-based compensation	(2,022)	(2,506)
Proceeds from exercises of stock options	2	—
Repurchase of common shares	(20,100)	—
Net cash used in financing activities	(67,932)	(47,986)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,371	(1,558)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(75,484)	13,549

Cash, cash equivalents, and restricted cash as of beginning of period	195,410	99,817
Cash, cash equivalents, and restricted cash as of end of period	$119,926	$113,366

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,085	$18,523
Cash paid (refunded) for income taxes	$2,950	$(3,941)
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) General and Basis of Presentation
(a) General
Cardtronics plc, together with its wholly and majority-owned subsidiaries (collectively, the “Company”), provides convenient automated financial related services to consumers through its global network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of June 30, 2019, Cardtronics was the world’s largest ATM owner/operator, providing services to over 290,000 ATMs globally, 26% of which are Company-owned.
During the three months ended June 30, 2019, approximately 62% of the Company’s revenues were derived from operations in North America (including its ATM operations in the United States ("U.S."), Canada, and Mexico), approximately 30% of the Company’s revenues were derived from operations in Europe and Africa (including its ATM operations in the United Kingdom ("U.K."), Ireland, Germany, Spain, and South Africa), and approximately 8% of the Company’s revenues were derived from the Company’s operations in Australia and New Zealand. As of June 30, 2019, the Company provided processing only services or various forms of managed services solutions to approximately 204,000 ATMs. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on Cardtronics to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.
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
In addition to its retail merchant relationships, the Company also partners with leading financial institutions to brand selected ATMs within its network. These financial institutions include BBVA Compass Bancshares, Inc., Citibank, N.A., Citizens Financial Group, Inc., Cullen/Frost Bankers, Inc., Discover Bank, PNC Bank, N.A., Santander Bank, N.A., and TD Bank, N.A. in the U.S.; BMO Bank of Montreal, the Bank of Nova Scotia, Canadian Imperial Bank Commerce, and TD Bank in Canada; Deutsche Post Bank in Germany; ING Group in Spain; Capitec Bank in South Africa, and the Bank of Queensland Limited and HSBC Holdings plc in Australia. In Mexico, the Company partners with Scotiabank and Banco Multiva. As of June 30, 2019, approximately 20,000 of the Company’s ATMs were under contract with approximately 500 financial institutions to place their logos on the ATMs and to provide convenient surcharge-free access for their banking customers.
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
The Company’s revenues are generally recurring in nature, and historically have been derived primarily from convenience transaction fees, which are paid by cardholders, as well as other transaction-based fees, including interchange fees, which are paid by the cardholder’s financial institution for the use of the ATMs serving their customers and connectivity to the applicable EFT network that transmits data between the ATM and the cardholder’s financial institution. Other revenue sources include: (i) fees from financial institutions that participate in Allpoint, (ii) fees for bank-branding ATMs and providing financial institution cardholders with surcharge-free access, (iii) revenues earned by providing managed services (including transaction processing services) solutions to retailers and financial institutions, (iv) fees earned from foreign currency exchange transactions at the ATM, known as dynamic currency conversion, and (v) revenues from the sale of ATMs and ATM-related equipment and other ancillary services.

(b) Basis of Presentation
This Quarterly Report on Form 10-Q (this “Form 10-Q”) has been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. As this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the U.S. (“U.S. GAAP” or “GAAP”), although the Company believes that the disclosures are adequate to make the information not misleading. This Form 10-Q should be read along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.
In management’s opinion, all normal recurring adjustments necessary for a fair presentation of the Company’s interim and prior period results have been made. The results of operations for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of results of operations that may be expected for any other interim period or for the full fiscal year.
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
The following table reflects the amounts excluded from the Cost of ATM operating revenues line in the accompanying Consolidated Statements of Operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$25,384	$23,037	$49,991	$46,412
Amortization of intangible assets	12,591	13,498	25,003	27,269
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues	$37,975	$36,535	$74,994	$73,681

(d) Restructuring Expenses
During 2017 and 2018, the Company implemented a global corporate reorganization and cost reduction initiative (the "2017 and 2018 Restructuring Plan”), intended to improve its cost structure and operating efficiency. The 2017 and 2018 Restructuring Plan included workforce reductions, facilities closures, contract terminations, and other cost reduction measures. During the three and six months ended June 30, 2018, the Company incurred pre-tax charges of $2.1 million and $4.5 million, respectively, related to the 2017 and 2018 Restructuring Plan, primarily consisting of employee severance.
During the three and six months ended June 30, 2019, the Company incurred $3.5 million of pre-tax charges primarily consisting of professional fees, employee severance costs, and facility costs related to a planned reorganization (the "2019 Restructuring Plan").

The following table reflects the amounts recorded in the Restructuring expenses line in the accompanying Consolidated Statements of Operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
North America	$213	$1,073	$213	$2,130
Europe & Africa	400	495	400	1,176
Corporate	2,850	495	2,850	1,170
Total restructuring expenses	$3,463	$2,063	$3,463	$4,476

As of June 30, 2019, the following tables reflect unpaid professional fees, employee severance costs, and facility costs. These amounts are presented within the Accrued liabilities line item in the accompanying Consolidated Balance Sheets.

	As of June 30, 2019
	North America	Europe & Africa	Corporate	Total
	(In thousands)
Accrued liabilities	$—	$77	$877	$954

The changes in the Company’s restructuring liabilities consisted of the following:

(In thousands)
Restructuring liabilities as of December 31, 2018	$1,531
Restructuring expenses	3,463
Payments	(4,040)
Restructuring liabilities as of June 30, 2019	$954

(e) Cash, Cash Equivalents, and Restricted Cash
For purposes of reporting financial condition, cash and cash equivalents include cash in bank and short-term deposit accounts. Additionally, the Company maintains cash on deposit with banks that is pledged for a particular use or restricted to support a liability. These balances are recorded in Restricted cash and/or Prepaid expenses, deferred costs, and other noncurrent assets lines in the accompanying Consolidated Balance Sheets based on when the Company expects this cash to be paid. Current restricted cash primarily consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. Restricted cash in current and noncurrent assets are offset by corresponding liability balances in the Accrued liabilities line in the accompanying Consolidated Balance Sheets. The changes in the settlement liabilities corresponding to the changes in the balance of restricted cash during the six month period ended June 30, 2019 and 2018 are presented in the Statements of Cash Flows within the (Decrease) increase in restricted cash liabilities line.
The following table provides a reconciliation of the ending cash, cash equivalents, and restricted cash balances as of June 30, 2019 and 2018, corresponding with the balances in the accompanying Consolidated Statements of Cash Flows.

	June 30,
	2019	2018
	(In thousands)
Cash and cash equivalents	$33,495	$40,252
Current and long-term restricted cash	86,431	73,114
Total cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows	$119,926	$113,366

The June 30, 2018 balance includes approximately $0.1 million classified in Prepaid expenses, deferred costs, and other noncurrent assets.

(f) Inventory, net
The Company’s inventory is determined using the average cost method. The Company periodically assesses its inventory, and as necessary, adjusts the carrying values to the lower of cost or net realizable value.
The following table reflects the Company’s primary inventory components:

	June 30, 2019	December 31, 2018
	(In thousands)
ATMs	$2,651	$1,990
ATM spare parts and supplies	6,568	9,572
Total inventory	9,219	11,562
Less: Inventory reserves	(170)	(170)
Inventory, net	$9,049	$11,392
(g) Acquisition
In May 2019, the Company acquired ATM processing contracts for approximately 62,000 ATMs.

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

The Company’s adoption of ASC 842 resulted in the recognition of operating lease assets and liabilities of approximately $85 million and $95 million, respectively, as well as the derecognition of certain prepaid and deferred lease balances upon adoption. Upon adoption, this guidance had no impact on the Company's consolidated income from operations, net income, or cash flows.

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
	(In thousands)
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

Commitments and contingencies

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

Accounting Pronouncements Issued But Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This pronouncement, along with the ASUs issued to clarify certain provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods, beginning after December 15, 2019 and the Company plans to adopt this guidance effective January 1, 2020.  We are currently evaluating the adoption of this guidance but do not expect it to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test, eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment, and provides other guidance on measuring a goodwill impairment loss. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, and early adoption is permitted. Cardtronics expects to adopt this guidance effective January 1, 2020. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). This guidance is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company plans to adopt this guidance in 2020. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

(3) Revenue Recognition
Disaggregated Revenues
The following tables detail the revenues of the Company’s reportable segments disaggregated by financial statement line and component:

	Three months ended June 30, 2019
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated
Surcharge revenues	$88,234	$44,427	$19,776	$—	$152,437
Interchange revenues	34,286	54,423	1,198	—	89,907
Bank-branding and surcharge-free network revenues	48,538	483	—	—	49,021
Managed services and processing revenues	28,478	2,168	3,752	(2,682)	31,716
Total ATM operating revenues	199,536	101,501	24,726	(2,682)	323,081

ATM product sales and other revenues	15,679	1,969	92	—	17,740
Total revenues	$215,215	$103,470	$24,818	$(2,682)	$340,821

	Three months ended June 30, 2018
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated
Surcharge revenues	$90,687	$30,888	$22,679	$—	$144,254
Interchange revenues	35,819	72,412	1,064	—	109,295
Bank-branding and surcharge-free network revenues	43,990	—	—	—	43,990
Managed services and processing revenues	26,982	2,509	5,281	(3,090)	31,682
Total ATM operating revenues	197,478	105,809	29,024	(3,090)	329,221

ATM product sales and other revenues	9,628	2,041	97	—	11,766
Total revenues	$207,106	$107,850	$29,121	$(3,090)	$340,987

	Six Months Ended June 30, 2019
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated
Surcharge revenues	$173,344	$75,472	$40,444	$—	$289,260
Interchange revenues	68,665	109,731	2,501	—	180,897
Bank-branding and surcharge-free network revenues	94,411	483	—	—	94,894
Managed services and processing revenues	54,162	4,493	7,572	(5,595)	60,632
Total ATM operating revenues	390,582	190,179	50,517	(5,595)	625,683

ATM product sales and other revenues	28,881	4,216	311	—	33,408
Total revenues	$419,463	$194,395	$50,828	$(5,595)	$659,091

	Six Months Ended June 30, 2018
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated
Surcharge revenues	$179,801	$57,057	$46,749	$—	$283,607
Interchange revenues	71,638	139,870	2,189	—	213,697
Bank-branding and surcharge-free network revenues	88,437	—	—	—	88,437
Managed services and processing revenues	53,351	5,063	10,723	(5,926)	63,211
Total ATM operating revenues	393,227	201,990	59,661	(5,926)	648,952

ATM product sales and other revenues	23,760	4,304	155	—	28,219
Total revenues	$416,987	$206,294	$59,816	$(5,926)	$677,171

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
ATM operating revenues. The Company presents revenues from automated consumer financial services, bank-branding and surcharge-free network offerings, managed services and other services in the ATM operating revenues line in the accompanying Consolidated Statements of Operations. The Company’s ATM operating revenues consist of the following:

•
Surcharge revenue. Surcharge revenues are received in the form of a fee paid by a cardholder who has made a cash withdrawal from an ATM. Surcharge fees can vary widely based on the location of the ATM and the nature of the contracts negotiated with our merchants. In the U.S. and Canada, the Company does not receive surcharge fees from cardholders whose financial institutions participate in a surcharge-free network or have branded a location; instead, the Company receives interchange and bank-branding or surcharge-free network-branding revenues, which are discussed below. For certain ATMs, primarily those owned and operated by merchants, the Company does not receive any portion of the surcharge but rather the entire surcharge fee is earned by the merchant. In the U.K., ATM deployers operate their ATMs on either a free-to-use (surcharge-free) or a pay-to-use (surcharge) basis. On free-to-use ATMs in the U.K., the Company earns interchange revenue on withdrawal and certain other transactions. These fees are paid by the cardholder’s financial institution. On pay-to-use ATMs in the U.K., the Company only earns a surcharge fee paid by the cardholder on withdrawal transactions, and interchange is only paid by the cardholder’s financial institution on other non-withdrawal transaction types. In Germany, Australia, and

Mexico, the Company collects surcharge fees on withdrawal transactions but generally does not receive interchange revenue. In South Africa, the Company generally earns interchange revenues only, the amount of which varies by transaction type and customer arrangement. Surcharge revenues, as described above, are recognized daily as the associated transactions are processed.

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

•
Bank-branding and surcharge-free network revenues. Under a bank-branding arrangement, ATMs that are Company-owned and operated are branded with the logo of the branding financial institution. In exchange for a monthly per ATM fee, the financial institution’s customers gain access to use these bank-branded ATMs without paying a surcharge. Under the Company’s Allpoint surcharge-free network, financial institutions that participate pay either a fixed monthly fee per cardholder or a fixed fee per transaction so that cardholders gain surcharge-free access to our large network of ATMs. Bank-branding and surcharge-free network revenues are generally recognized monthly on a per ATM or per cardholder basis, except for transaction-based fee arrangements which are recognized daily as they occur. Any up-front fees associated with these arrangements are recognized ratably over the life of the arrangement.

•
Managed services and processing revenues. Under managed service agreements, the Company provides various forms of ATM-related services, including monitoring, maintenance, cash management, cash delivery, customer service, on-screen advertising, processing and other services to merchants, financial institutions, and third-party ATM operators. Under processing arrangements, the Company provides transaction processing services to merchants, financial institutions, and third-party operators. Under managed services and processing arrangements, surcharge and interchange fees are generally earned by the customer and the Company typically receives a fixed fee per transaction and/or a periodic management fee per ATM in return for providing the agreed-upon operating services. The managed services and processing fees are recognized as the related services are provided to the customers.

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

ATM product sales and other revenues. The Company presents revenues from other product sales and services in the ATM product sales and other revenues line in the accompanying Consolidated Statements of Operations. The Company earns revenues from the sale of ATMs and ATM-related equipment as well as the delivery of other non-transaction-based services. Revenues related to these activities are recognized when the equipment is delivered to the customer and the Company has completed all required installation and set-up procedures. With respect to the sale of ATMs to Value-Added-Resellers (“VARs”), the Company recognizes revenues related to such sales when the equipment is delivered to the VAR.
Due to the transactional nature of the Company’s revenue, there are no significant judgments that affect the determination of the amount and timing of its revenues.
Contract Balances
As of June 30, 2019, the Company has recognized no significant contract assets. Accounts receivables that relate to completed performance obligations are recognized on the Company's consolidated balance sheets. Contract liabilities totaled $8.2 million and $8.4 million at June 30, 2019 and December 31, 2018, respectively. These amounts represent deferred revenues for advance consideration received primarily in relation to bank-branding and surcharge-free network arrangements. The revenue recognized during the three and six months ended June 30, 2019 and 2018 on previously deferred revenues was not material. The Company expects to recognize the revenue associated with its contract liabilities ratably over various periods extending over the next 36 months. During the three and six months ended June 30, 2019, the Company did not recognize any significant impairment losses related to its accounts receivable or contract assets.

Contract Cost
The Company expects that the incremental commissions paid to sales personnel, together with other associated costs, are recoverable, and therefore, the Company capitalizes these amounts as deferred contract acquisition costs. Deferred contract acquisition costs totaled $7.8 million and $7.9 million at June 30, 2019 and December 31, 2018, respectively. Sales commissions capitalized are generally amortized over a 4-5 year period corresponding with the related agreements. Similarly, and consistent with past practice, the costs incurred to fulfill a contract, primarily consisting of prepaid merchant commissions and other consideration paid or provided to merchant partners, are capitalized and recognized over the duration of the related contract. The Company does not capitalize the costs of obtaining a contract if the associated contract is one year or less.
(4) Share-based Compensation
The Company accounts for its share-based compensation by recognizing the grant date fair value of share-based awards, net of estimated forfeitures, as share-based compensation expense over the underlying requisite service periods of the related awards. The grant date fair value is based upon the Company's share price on the date of the grant.
The following table reflects the total share-based compensation expense amounts reported in the accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Cost of ATM operating revenues	$366	$90	$627	$174
Selling, general, and administrative expenses	4,884	3,423	9,107	5,784
Total share-based compensation expense	$5,250	$3,513	$9,734	$5,958

For the three and six months ended June 30, 2019, total share-based compensation expense increased by $1.7 million and $3.8 million compared to the same periods of 2018, respectively. This increase is attributable to the amount, timing and terms of share-based payment awards granted during the periods, net of estimated forfeitures.
Restricted Stock Units. The Company grants restricted stock units (“RSUs”) under its Long-Term Incentive Plan (“LTIP”), which is an annual equity award program under the Fourth Amended and Restated 2007 Stock Incentive Plan. The ultimate number of RSUs, that are determined to be earned under the LTIP are approved by the Compensation Committee of the Company’s Board of Directors ("Board"), based on the Company’s achievement of previously specified performance levels at the end of the associated performance period. RSU grants are service-based (“Time-RSUs”), performance-based (“Performance-RSUs”), or market-based (“Market-Based-RSUs”). Each is recognized ratably over the associated service period. For Time-RSUs and Market-Based-RSUs, the Company recognizes the related compensation expense based on the grant date fair value. The grant date fair value of the Time-Based RSUs is the Company's closing stock price on the date of grant while the grant date fair value of the Market-Based-RSUs is derived from a Monte Carlo simulation. For Performance-RSUs, the Company recognizes the related compensation expense based on the estimated performance levels that management believes will ultimately be met. Time-RSUs are convertible into the Company’s common shares upon passage of the annual graded vesting periods, which begin 1-2 years after the grant date and extend 3-4 years. Performance-RSUs and Market-Based RSUs will be earned to the extent the Company achieves the associated performance-based or market-based vesting conditions and these awards are convertible into the Company’s common shares after the passage of the vesting periods which extend 3-4 years from the grant date. Although these RSUs are not considered to be earned and outstanding until the vesting conditions are met, the Company recognizes the related compensation expense over the requisite service period (or to an employee’s qualified retirement date, if earlier) using a graded vesting methodology. RSUs may also be granted outside of LTIPs, with or without performance-based vesting requirements.
The number of the Company’s earned non-vested RSUs as of June 30, 2019, and changes during the six months ended June 30, 2019, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of December 31, 2018	911,165	$28.74
Granted	245,399	33.80
Vested	(260,306)	33.88
Forfeited	(17,594)	31.02
Non-vested RSUs as of June 30, 2019	878,664	$28.58

The above table only includes earned RSUs. The Performance-RSUs and Market-Based RSUs granted in 2018 and 2019 that are not yet earned are not included. The number of Performance-RSUs granted at target in 2018, net of forfeitures, was 298,387 units with a weighted average grant date fair value of $22.82 per unit. The number of Performance-RSUs granted at target in 2019, net of forfeitures, was 122,215 units with a weighted average grant date fair value of $33.81 per unit. The number of Market-Based RSUs granted in 2018, net of forfeitures, was 134,989 units with a weighted average grant date fair value $24.13. The number of Market-Based RSUs granted in 2019, net of forfeitures, was 122,127 units with a weighted average grant date fair value of $49.33 per unit. Time-RSUs are included in the listing of outstanding RSUs as granted.
As of June 30, 2019, the unrecognized compensation expense associated with earned RSUs was $15.5 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted average vesting period of approximately 1.84 weighted average remaining life years.
Options. The number of the Company’s outstanding stock options as of June 30, 2019, and changes during the six months ended June 30, 2019, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of December 31, 2018	234,959	$22.31
Granted	145,221	31.99
Exercised	—	—
Options outstanding as of June 30, 2019	380,180	26.01

Options vested and exercisable as of June 30, 2019	78,326	$22.31

As of June 30, 2019, the unrecognized compensation expense associated with outstanding options was approximately $2.8 million, which will be recognized over the remaining weighted average vesting period of approximately 2.21 years.
(5) Earnings Per Share
The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common shareholders) when their impact on net income available to common shareholders is anti-dilutive.
Potentially dilutive securities for the three and six months ended June 30, 2019 included all outstanding stock options and RSUs, which were included in the calculation of diluted earnings per share for these periods. The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s $287.5 million of 1.00% Convertible Senior Notes due 2021 (the “Convertible Notes”) were excluded from diluted shares outstanding as the exercise price exceeded the average market price of the Company’s common shares. The effect of the note hedge, described in Note 9. Long-Term Debt, was also excluded as the effect is anti-dilutive.

The allocated details of our Earnings per Share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands, excluding share and per share amounts)
Net income available to common shareholders	$10,471	$3,767	$14,790	$999
Weighted average common basic shares outstanding (for basic calculation)	46,180,161	45,927,732	46,201,842	45,880,661
Dilutive effect of outstanding common stock options and RSUs	421,327	451,081	418,305	477,115
Weighted average common dilutive shares outstanding (for diluted calculation)	46,601,488	46,378,813	46,620,147	46,357,776

Net income per common share - basic	$0.23	$0.08	$0.32	$0.02
Net income per common share - diluted	$0.22	$0.08	$0.32	$0.02

For both the three and six months ended June 30, 2019, there were 145,221 stock options excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.
(6) Shareholders' Equity
Share Repurchases. On March 26, 2019, the Company announced that its Board had authorized a share repurchase program, under which it is authorized to repurchase up to $50 million of its Class A ordinary shares through August 31, 2020. Share repurchases under the authorized plan may be effected on behalf of the Company through open market transactions, privately negotiated transactions, or otherwise, pursuant to SEC trading rules. The timing and extent of repurchases will depend upon several factors, including market and business conditions, valuation of shares, regulatory requirements and other corporate considerations, and repurchases may be suspended or discontinued at any time.
During the three and six months ended June 30, 2019, the Company repurchased and canceled 677,679 shares of its outstanding Class A ordinary shares at a weighted average price of $29.51 per share, for an aggregate purchase price of $20.1 million.
Accumulated Other Comprehensive Loss, net. Accumulated other comprehensive loss, net, is a separate component of Shareholders’ equity in the accompanying Consolidated Balance Sheets. The following tables present the changes in the balances of each component of Accumulated other comprehensive loss, net, for the three and six months ended June 30, 2019:

	Foreign Currency Translation Adjustments		Unrealized Losses on Interest Rate Swap and Foreign Currency Forward Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of March 31, 2019	$(61,210)	(1)	$(13,268)	(2)	$(74,478)
Other comprehensive income (loss) before reclassification	4,274	(3)	(13,543)	(4)	(9,269)
Amounts reclassified from accumulated other comprehensive loss, net	—	(3)	(63)	(4)	(63)
Net current period other comprehensive income (loss)	4,274	(1)	(13,606)	(2)	(9,332)
Total accumulated other comprehensive loss, net as of June 30, 2019	$(56,936)	(1)	$(26,874)	(2)	$(83,810)

(1)Net of deferred income tax (benefit) of $(5,474) and $(5,312) as of June 30, 2019 and March 31, 2019, respectively.
(2)Net of deferred income tax expense of $11,835 and $15,917 as of June 30, 2019 and March 31, 2019, respectively.
(3)Net of deferred income tax (benefit) of $(162).

(4)
Net of deferred income tax benefit of $(4,012) and $(70) for Other comprehensive income before reclassification and Amounts reclassified from accumulated comprehensive loss, net, respectively, as of June 30, 2019. For additional information, see Note 13. Derivative Financial Instruments.

	Foreign Currency Translation Adjustments		Unrealized Losses on Interest Rate Swap and Foreign Currency Forward Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of December 31, 2018	$(66,312)	(1)	$(565)	(2)	$(66,877)
Other comprehensive income (loss) before reclassification	9,376	(3)	(25,964)	(4)	(16,588)
Amounts reclassified from accumulated other comprehensive loss, net	—		(345)	(4)	(345)
Net current period other comprehensive income (loss)	9,376		(26,309)		(16,933)
Total accumulated other comprehensive loss, net as of June 30, 2019	$(56,936)	(1)	$(26,874)	(2)	$(83,810)

(1)Net of deferred income tax (benefit) of $(5,474) and $(5,232) as of June 30, 2019 and December 31, 2018, respectively.
(2)Net of deferred income tax expense of $11,835 and $19,112 as of June 30, 2019 and December 31, 2018, respectively.
(3)Net of deferred income tax (benefit) of $(242).

(4)
Net of deferred income tax benefit of $(7,216) and $(61) for Other comprehensive income before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, as of June 30, 2019. For additional information, see Note 13. Derivative Financial Instruments.

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
The Company has elected the portfolio approach for the deferred tax asset of the unrealized gains and losses related to the interest rate swap and foreign currency forward contracts in Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets. Under the portfolio approach, the disproportionate tax effect created when the valuation allowance was appropriately released as a tax benefit into continuing operations in 2010, will reverse out of the Accumulated other comprehensive loss, net line within the accompanying Consolidated Balance Sheets and into continuing operations as a tax expense when the Company ceases to hold any interest rate swap contracts. As of June 30, 2019, the disproportionate tax effect is $14.6 million.
The Company currently believes that the unremitted earnings of certain of its subsidiaries will be reinvested for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in these subsidiaries or on the foreign currency translation adjustment amounts.

(7) Intangible Assets
Goodwill
The following table presents the net carrying amounts of the Company’s intangible assets with indefinite lives as of December 31, 2018 and June 30, 2019, as well as the changes in the net carrying amounts for the six months ended June 30, 2019 by segment. For additional information related to the Company’s segments, see Note 17. Segment Information.

	North America	Europe & Africa	Australia & New Zealand	Total
	(In thousands)
Goodwill, gross as of December 31, 2018	$556,570	$231,121	$151,494	$939,185
Accumulated impairment loss	—	(50,003)	(140,038)	(190,041)
Goodwill, net as of December 31, 2018	$556,570	$181,118	$11,456	$749,144

Foreign currency translation adjustments	4,373	402	(60)	4,715

Goodwill, gross as of June 30, 2019	560,943	231,523	151,434	943,900
Accumulated impairment loss	—	(50,003)	(140,038)	(190,041)
Goodwill, net as of June 30, 2019	$560,943	$181,520	$11,396	$753,859

Intangible Assets with Definite Lives
The following table presents the Company’s intangible assets that were subject to amortization:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Merchant and bank-branding contracts/relationships	$486,082	$(362,763)	$123,319	$476,429	$(340,899)	$135,530
Trade names	18,016	(11,184)	6,832	18,010	(9,804)	8,206
Technology	10,966	(6,922)	4,044	10,963	(6,490)	4,473
Non-compete agreements	4,260	(4,260)	—	4,247	(4,244)	3
Revolving credit facility deferred financing costs	4,300	(1,822)	2,478	4,170	(1,535)	2,635
Total intangible assets with definite lives	$523,624	$(386,951)	$136,673	$513,819	$(362,972)	$150,847

(8) Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Accrued merchant settlement	$158,557	$198,512
Accrued merchant fees	34,675	33,551
Accrued taxes	32,456	32,899
Accrued compensation	15,176	26,147
Accrued processing costs	9,949	7,365
Accrued cash management fees	9,024	8,882
Accrued armored	7,736	7,984
Accrued maintenance	7,477	3,911
Accrued interest	5,022	3,343
Accrued purchases	4,803	6,654
Accrued telecommunications costs	2,126	2,187
Other accrued expenses	44,232	37,725
Total accrued liabilities	$331,233	$369,160

(9) Long-Term Debt
The Company’s carrying value of long-term debt consisted of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Revolving credit facility, including swingline credit facility (weighted average combined interest rate of 2.6% and 2.8% as of June 30, 2019 and December 31, 2018, respectively)	$212,811	$259,081
1.00% Convertible Senior Notes due December 2020, net of unamortized discount and capitalized debt issuance costs	269,520	263,507
5.50% Senior Notes due May 2025, net of capitalized debt issuance costs	296,220	295,897
Total long-term debt	$778,551	$818,485

The Convertible Notes with a face value of $287.5 million are presented net of unamortized discount and capitalized debt issuance costs of $18.0 million and $24.0 million as of June 30, 2019 and December 31, 2018, respectively. The 5.50% Senior Notes due 2025 (the “2025 Notes”) with a face value of $300.0 million are presented net of capitalized debt issuance costs of $3.8 million and $4.1 million as of June 30, 2019 and December 31, 2018, respectively.
Revolving Credit Facility
The Company's second amended and restated credit agreement (the “Credit Agreement”) provides the Company with a $600.0 million revolving credit facility maturing on November 19, 2023, which includes an accordion feature that allows the Company to increase the available borrowings under the credit facility to $700.0 million by obtaining increased commitments from one or more existing lenders or one or more additional lenders that become party to the Credit Agreement and who consent at such time to providing additional commitments. In addition, the credit facility includes a sub-limit of up to $150.0 million for letters of credit and a sub-limit of up to $50.0 million for swingline loans.
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
As of June 30, 2019, the Company had $212.8 million of outstanding borrowings under its $600.0 million revolving credit facility and was in compliance with all applicable covenants and ratios under the Credit Agreement. The Company also had $10.7 million outstanding in letters of credit. The weighted average interest rates on the Company’s outstanding borrowings under the revolving credit facility were 2.6% and 2.8%, as of June 30, 2019 and December 31, 2018, respectively.
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
None of the Convertible Notes were deemed convertible as of June 30, 2019, and therefore, remain classified in the Long-term debt line in the accompanying Consolidated Balance Sheets at June 30, 2019. In future financial reporting periods, the classification of the Convertible Notes may change depending on whether any of the above contingent criteria have been subsequently satisfied.
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
The Company’s interest expense related to the Convertible Notes consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Cash interest per contractual coupon rate	$719	$719	$1,438	$1,438
Amortization of note discount	2,816	2,673	5,596	5,310
Amortization of debt issuance costs	211	190	417	375
Total interest expense related to Convertible Notes	$3,746	$3,582	$7,451	$7,123

The Company’s carrying value of the Convertible Notes consisted of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Principal balance	$287,500	$287,500
Unamortized discount and capitalized debt issuance costs	(17,980)	(23,993)
Net carrying amount of Convertible Notes	$269,520	$263,507

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

The changes in the Company’s ARO liability consisted of the following (in thousands):

Asset retirement obligations at December 31, 2018	$61,223
Additional obligations	2,214
Accretion expense	910
Payments	(3,080)
Foreign currency translation adjustments	(166)
Asset retirement obligations at June 30, 2019	61,101
Less: current portion of asset retirement obligations	6,874
Asset retirement obligations, excluding current portion, at June 30, 2019	$54,227

For additional information related to the Company’s ARO with respect to its fair value measurements, see Note 14. Fair Value Measurements.
(11) Leases

The Company leases facilities consisting of office and warehouse space as well as vehicles and office equipment. In addition, certain ATM placement agreements are deemed to contain an operating lease of merchant space under the Lease Standard. The Company's facility leases have various remaining terms extending up to 12 years, some of which may include one or more options to extend the associated lease term by up to 5-10 years, and some may include options for the Company or the lessor to terminate the leases prior to the end of the lease term. The exercise of lease renewal options is at the Company's discretion. From time to time, the Company may sublease office or warehouse space. This sublease activity is currently not significant. The Company's vehicle and office equipment leases currently have remaining lease terms extending up to 4 years and these leases typically have original terms of approximately 4-6 years. The Company has not historically extended its vehicle and office equipment leases beyond their original term. Similarly, the Company has not historically subleased these assets. The Company's ATM placement agreements that are deemed to contain an operating lease of merchant space under the Lease Standard have remaining terms extending from less than 1 year to more than 5 years. These consist of semi-permanent or through-the-wall placements of company-owned ATMs at merchant or financial institution locations. These arrangements are deemed to contain a lease as our counterparty lacks the practical ability to substitute alternative space. The renewal provisions under ATM placement agreements vary.

The Company's ATM placement agreements that are deemed to contain an operating lease generally require fixed and/or variable merchant commissions. The variable payments are based on the type and volume of transactions conducted on the ATMs at each respective location. In addition, the merchant commissions may also change, in accordance with the terms of these agreements, responsive to changes in interchange fees or interest rates. Certain Company facility leases require variable payments based on an index or based on external market rates. The Company's vehicle and office equipment leases do not generally include variable payments.

The Company recognizes the accounting impact of lease extension options when reasonably certain that a right to extend a lease will be exercised. The Company does not provide residual value guarantees within or in conjunction with any of its leases. As of June 30, 2019, all material leases of facilities, vehicles, office equipment, and merchant space had commenced.

The Company is not currently party to any significant finance leases. As a result, the net assets recorded under finance leases and the associated liabilities are not material.

See Note 2. New Accounting Pronouncements for the accounting impact of the Company's adoption of ASC 842-Leases on January 1, 2019.

Balance sheet information related to operating leases is as follows:

	Classification	June 30, 2019	January 1, 2019 (Upon Adoption)
Assets		(In thousands)
Operating lease assets	Operating lease assets	$81,355	$85,068
Total operating lease assets		$81,355	$85,068

Liabilities
Current
Operating lease liabilities	Current portion of other long-term liabilities	$19,435	$20,602
Noncurrent
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	73,246	74,746
Total operating lease liabilities		$92,681	$95,348

Operating lease costs during the three and six months ended June 30, 2019 were as follows:

		Three Months Ended	Six Months Ended
	Classification	June 30, 2019	June 30, 2019
		(In thousands)
Operating lease costs	Cost of ATM operating revenues (1)	$6,900	$14,290
Operating lease costs	Selling, general, and administrative expenses (2)	1,720	3,504
Total operating lease cost		$8,620	$17,794

(1)
Includes the fixed and variable cost of facilities, vehicles, and equipment that are deemed direct operating lease costs. The variable lease cost associated with these leases was not significant. In addition, includes the fixed and variable cost associated with our ATM placement agreements that are deemed to contain a lease. The variable cost associated with these placements was approximately $1.1 million and $2.2 million in the three and six months ended June 30, 2019, respectively.

(2)
Includes the fixed and variable cost of facilities, vehicles, and equipment that are deemed general and administrative operating lease costs. The variable lease cost associated with these leases was not significant.

The following table presents the weighted-average remaining term and weighted-average discount rate associated with the Company's operating leases.

Lease Term and Discount Rate	June 30, 2019	January 1, 2019 (Upon Adoption)
Weighted-average remaining lease term (years)
Operating leases	6.9	7.1
Weighted-average discount rate
Operating leases	3.34%	3.45%

Additional lease information is summarized below:

Six Months Ended June 30, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows resulting from payments of operating lease liabilities	$10,597

New operating lease assets recognized during the period	$7,175

During the six months ended June 30, 2019, the Company made $10.6 million in payments to satisfy the recognized operating lease obligations, approximately $7 million of which related to ATM placement agreements. The Company also recognized $7.2 million in new operating lease assets primarily consisting of equipment leases and ATM placement agreements that are deemed to contain an operating lease. Comparative prior period information is not presented above as we adopted the Lease Standard on January 1, 2019 using this effective date as the date of initial application.
The following table presents the June 30, 2019 undiscounted cash flows associated with the Company's recognized operating lease liabilities in the next five years and thereafter.

Maturity of Recognized Operating Lease Liabilities	Operating Lease Payments(1)
(In thousands)
2019	$10,310
2020	21,102
2021	19,058
2022	11,729
2023	8,146
After 2023	35,977
Total lease payments	106,322
Less: Interest (2)	(13,641)
Present value of operating lease liabilities (3)	$92,681

(1)
Operating lease payments reflect the Company's current fixed obligations under the operating lease agreements. The Company has identified no extensions that are reasonably certain of being exercised and there are no significant lease agreements that have been signed and not yet commenced.

(2)	Calculated using the estimated incremental borrowing rate for each lease.

(3)	Includes current operating lease liabilities of $19.4 million and noncurrent operating lease liabilities of $73.2 million.
The following table presents the fixed payment obligations under the Company’s operating leases and ATM placement agreements as of December 31, 2018, as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The fixed payment obligations associated with our ATM placement agreements that were deemed not to contain a lease because our counterparty has the practical ability to substitute alternative space, are not included in the recognized operating lease liabilities.

(In thousands)
2019	$36,590
2020	29,760
2021	24,990
2022	13,081
2023	8,523
Thereafter	39,222
Total	$152,166

(12) Other Liabilities
The Company’s other liabilities consisted of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Current portion of other long-term liabilities
Operating lease liabilities	$19,435	$—
Asset retirement obligations	6,874	6,810
Acquisition related contingent consideration	6,828	—
Interest rate swap and cap contracts	6,680	396
Deferred revenue	4,103	4,109
Other	8,427	8,951
Total current portion of other long-term liabilities	$52,347	$20,266

Noncurrent portion of other long-term liabilities
Acquisition related contingent consideration	$23,508	$38,266
Interest rate swap and cap contracts	12,488	2,894
Deferred revenue	4,090	4,319
Other	14,553	22,261
Total noncurrent portion of other long-term liabilities	$54,639	$67,740

As of June 30, 2019 and December 31, 2018, the Acquisition related contingent consideration lines consisted of the estimated fair value of the contingent consideration associated with the Spark acquisition.
(13) Derivative Financial Instruments
Risk Management Objectives of Using Derivatives
The Company is exposed to interest rate risk associated with its vault cash rental obligations and, to a lesser extent, borrowings under its revolving credit facility. The Company utilizes varying notional amount interest rate swap contracts and interest rate cap agreements (“Interest Rate Derivatives”) to manage the interest rate risk associated with its vault cash rental obligations in the U.S., Canada, the U.K., and Australia. The Company has also entered into an interest rate swap to mitigate its exposure to floating interest rates on its revolving credit facility borrowings outstanding. The Company is exposed to foreign currency exchange rate risk with respect to its operations outside the U.S. The Company uses foreign currency forward contracts to hedge its foreign exchange rate risk associated with certain anticipated transactions. Currently, the Company has outstanding foreign currency forward contracts for the purchase of approximately $1.8 million Canadian dollars with durations that extend through September 30, 2019.

The Company’s Interest Rate Derivatives serve to mitigate interest rate risk by converting a portion of the Company’s monthly floating-rate vault cash rental payments to either monthly fixed-rate vault cash rental payments or to vault cash rental payments with a capped rate. Typically, the Company receives monthly floating-rate payments from its Interest Rate Derivative counterparties that correspond to, in all material respects, the monthly floating-rate payments required by the Company to its vault cash rental providers for the portion of the average outstanding vault cash balances that have been hedged. The floating-rate payments may or may not be capped or limited. In return, the Company pays its counterparties a monthly fixed-rate amount based on the same notional amounts outstanding. By converting the vault cash rental obligation interest rate from a floating-rate to a fixed-rate or a capped rate, the impact of favorable and unfavorable changes in future interest rates on the monthly vault cash rental payments recognized in the Cost of ATM operating revenues line in the accompanying Consolidated Statement of Operations, has been reduced.
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
In accordance with the new Hedging Standard, the Company reports the gain or loss related to each highly effective cash flow hedging instrument, including any ineffectiveness, as a component of Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets and reclassifies the gain or loss into earnings within the Cost of ATM operating revenues, Interest expense, net, or Other expense (income) lines of the accompanying Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects and has been forecasted in earnings. The classification of the gain or loss is determined based on the associated hedge designation.
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
Outstanding Interest Rate Derivatives Associated with Vault Cash Rental Obligations
North America – Interest Rate Swap Contracts

Notional Amounts U.S. $	Weighted Average Fixed Rate	Notional Amounts CAD$		Weighted Average Fixed Rate	Term
(In millions)		(In millions)
$1,000	2.06%	CAD	$125	2.46%	July 1, 2019 – December 31, 2019
$1,000	2.06%	CAD	$125	2.46%	January 1, 2020 – December 31, 2020
$600	1.95%	CAD	$125	2.46%	January 1, 2021 – December 31, 2021
$400	1.46%				January 1, 2022 – December 31, 2022
North America – Interest Rate Cap Contracts

Notional Amounts U.S. $	Cap Rate (1)	Term
(In millions)
$200	3.25%	January 1, 2021 – December 31, 2023
(1) Maximum amount of interest to be paid each year as per terms of cap. Cost of cap is amortized through vault cash rental expense over term of cap.

Europe & Africa – Interest Rate Swap Contracts

Notional Amounts	Weighted Average
U.K. £	Fixed Rate	Term
(In millions)
£550	0.90%	July 1, 2019 – December 31, 2019
£500	0.94%	January 1, 2020 – December 31, 2020
£500	0.94%	January 1, 2021 – December 31, 2021
£500	0.94%	January 1, 2022 – December 31, 2022
Australia & New Zealand – Interest Rate Swap Contracts

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$150	1.95%	July 1, 2019 – December 31, 2019
$100	1.95%	January 1, 2020 – December 31, 2020

Outstanding Interest Rate Derivatives Associated with Revolving Credit Facility Borrowings

Notional Amounts U.K. £	Weighted Average Fixed Rate	Term
(In millions)
£80	0.95%	July 1, 2019 – January 1, 2020
£50	0.95%	January 2, 2020 – January 1, 2021

The following tables depict the effects of the use of the Company’s derivative interest rate swap contracts in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations.
Balance Sheet Data

	June 30, 2019		December 31, 2018
Asset (Liability) Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other current assets	$1,273	Prepaid expenses, deferred costs, and other current assets	$4,489
Interest rate swap contracts	Prepaid expenses, deferred costs, and other noncurrent assets	549	Prepaid expenses, deferred costs, and other noncurrent assets	15,316
Interest rate swap contracts	Current portion of other long-term liabilities	(6,680)	Current portion of other long-term liabilities	(396)
Interest rate swap and cap contracts	Other long-term liabilities	(12,488)	Other long-term liabilities	(2,894)
Total derivative instruments, net		$(17,346)		$16,515

Statements of Operations Data

	Three Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss into Income
	2019	2018		2019	2018
	(In thousands)			(In thousands)
Interest rate swap contracts	$(13,474)	$747	Cost of ATM operating revenues	$120	$(1,283)
Interest rate swap contracts	(69)	—	Interest expense, net	(57)	—
Total	$(13,543)	$747		$63	$(1,283)

	Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of (Gain) Loss Reclassified from Accumulated Other Comprehensive Loss into Income
	2019	2018		2019	2018
	(In thousands)			(In thousands)
Interest rate swap contracts	$(25,583)	$15,519	Cost of ATM operating revenues	$458	$(3,872)
Interest rate swap contracts	(381)	—	Interest expense, net	(113)	—
Total	$(25,964)	$15,519		$345	$(3,872)
As of June 30, 2019, the Company expects to reclassify $5.4 million of net derivative-related losses contained in the Accumulated comprehensive loss, net within its accompanying Consolidated Balance Sheets into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

The following tables show the impact of our cash flow hedge accounting relationships on the statement of operations for the three and six months ended June 30, 2019 and 2018:

	Location and Amount of Loss (Gain) Recognized in Income on Cash Flow Hedging Relationships in the Three Months Ended June 30,
	2019		2018
	(In thousands)
	Cost of ATM Operating Revenues	Interest Expense, net	Cost of ATM Operating Revenues
Total amount of expense presented in the statements of operations in which the effects of cash flow hedges are recorded	$208,081	$6,871	$215,353

Amount of loss (gain) reclassified from accumulated other comprehensive income into income	$120	$(57)	$(1,283)

	Location and Amount of Loss (Gain) Recognized in Income on Cash Flow Hedging Relationships in the Six Months Ended June 30,
	2019		2018
	(In thousands)
	Cost of ATM Operating Revenues	Interest Expense, net	Cost of ATM Operating Revenues
Total amount of expense presented in the statements of operations in which the effects of cash flow hedges are recorded	$414,239	$13,514	$430,843

Amount of loss (gain) reclassified from accumulated other comprehensive income into income	$458	$(113)	$(3,872)

(14) Fair Value Measurements
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2019 and December 31, 2018 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 refers to fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at June 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap contracts	$1,822	$—	$1,822	$—
Liabilities
Liabilities associated with interest rate swap contracts	$(19,168)	$—	$(19,168)	$—
Liabilities associated with acquisition related contingent consideration	$(30,336)	$—	$—	$(30,336)

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap contracts	$19,805	$—	$19,805	$—
Liabilities
Liabilities associated with interest rate swap contracts	$(3,290)	$—	$(3,290)	$—
Liabilities associated with acquisition related contingent consideration	$(38,266)	$—	$—	$(38,266)

As of June 30, 2019 and December 31, 2018, liabilities associated with Level 2 interest rate swap contracts also includes an insignificant amount related to foreign currency forward contracts.
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
Acquisition related contingent consideration. Liabilities from acquisition related contingent consideration are estimated using a Monte Carlo simulation and market observable, as well as internal projections, and other significant non-observable inputs (Level 3) based on the Company’s best estimate of future operational results upon which the payment of these obligations are contingent. Future changes to the estimated contingent liability either higher or lower may occur as the estimated internal projections and other significant non-observable inputs for the calculation become available and are updated as deemed necessary. These future updates could result in a material change in the estimated contingent liability. The estimates and significant non-observable inputs may differ from actual results. As the estimated contingent liability is based upon performance relative to certain agreed upon earnings targets in 2019 and 2020, the performance based payments are expected to occur in 2020 and 2021, respectively. As of June 30, 2019, the estimated fair value of the Company’s acquisition related contingent consideration liability was approximately $30.3 million. Based on current forecasts, the Company estimates that approximately $6.8 million of the total aggregate estimated liability will be paid in the first quarter of 2020 with the remaining amount being paid in the first quarter of 2021. During the three and six months ended June 30, 2019, the Company recognized an $0.5 million gain and $8.7 million gain in Other (income) expense to revise the estimated fair value of the contingent consideration liability. The foreign exchange losses recognized during the three and six months ended June 30, 2019, to remeasure the South African Rand denominated liability to U.S. Dollars were both approximately $0.8 million. Both the revision to the estimated fair value and the foreign exchange adjustments are included in the Other income line in the Consolidated Statements of Operations.
Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility approximates fair value due to the fact that any outstanding borrowings are subject to short-term floating interest rates. As of June 30, 2019, the fair value of our 2020 Notes and 2025 Notes totaled $277.7 million and $298.7 million respectively, based on the quoted prices in markets that are not active inputs (Level 2) for these notes as of that date. For additional information related to long-term debt, see Note 9. Long-Term Debt.
Additions to asset retirement obligations liability. The Company estimates the fair value of additions to its ARO liability using expected discounted future cash flow at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the ARO are measured at fair value at the time of the asset installations using significant non-observable (Level 3) inputs. These liabilities are evaluated periodically based on estimated current fair value. Amounts added to the ARO liability during the six months ended June 30, 2019 totaled $2.2 million.
Interest rate derivatives and foreign currency forward contracts. As of June 30, 2019, the recognized fair value of the Company’s Interest Rate Derivatives resulted in an asset of $1.8 million and a liability of $19.1 million (including an insignificant amount related to foreign currency forward contracts). These financial instruments are carried at fair value and are valued using pricing models based on significant other observable inputs (Level 2), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. For additional information related to the valuation process of this asset or liability, see Note 13. Derivative Financial Instruments.
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
Other Commitments
Asset retirement obligations. The Company’s ARO consist primarily of costs to deinstall the Company’s ATMs and to restore the ATM sites to their original condition. In most cases, the Company is contractually required to perform this deinstallation of its owned ATMs, and in some cases, site restoration work. As of June 30, 2019, the Company had $61.1 million accrued for these liabilities. For additional information, see Note 10. Asset Retirement Obligations.

Acquisition related contingent consideration. As of June 30, 2019, the Company had $30.3 million accrued for the Spark acquisition related contingent consideration. For additional information related to the Spark acquisition related contingent consideration, see Note 14. Fair Value Measurements.
(16) Income Taxes
The Company’s income tax expense based on income before income taxes for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2019
	2019	2018	2019	2018
	(In thousands, excluding percentages)
Income tax expense	$3,565	$2,586	$6,694	$2,555
Effective tax rate	25.4%	40.7%	31.2%	72.1%

The Company’s income tax expense for the three months ended June 30, 2019 totaled $3.6 million, resulting in an effective tax rate of 25.4%, compared to an expense of $2.6 million, and an effective tax rate of 40.7%, for the same period of 2018. The Company’s income tax expense for the six months ended June 30, 2019 totaled $6.7 million, resulting in an effective tax rate of 31.2%, compared to an expense of $2.6 million, and an effective tax rate of 72.1%, for the same period of 2018. The increase in the tax expense for the three months ended June 30, 2019, compared to the same period of 2018, was primarily attributable to increased profits in the current period, partially offset by tax benefits from the utilization of interest deductions disallowed in the prior year.

During quarter ended June 30, 2019, the Company recorded an uncertain tax benefit of $2.4 million, of which $1.5 million was for net operating losses generated in prior years with an associated valuation allowance, and $0.5 million was for a deferred tax asset for the related US federal tax benefit. A net amount of $0.4 million of this uncertain tax benefit was recorded to tax expense for the quarter ended June 30, 2019.

The Company assesses the need for any deferred tax asset valuation allowances at the end of each reporting period. The determination of whether a valuation allowance for deferred tax assets is needed is subject to considerable judgment and requires an evaluation of all available positive and negative evidence. The Company’s assessment concluded that maintaining valuation allowances on deferred tax assets in Australia, Canada, Mexico, and Spain was appropriate, as the Company currently believes that it is more likely than not that the related deferred tax assets will not be realized.
The deferred tax expenses and benefits associated with the Company’s net unrealized gains and losses on derivative instruments and foreign currency translation adjustments have been recorded in the Accumulated other comprehensive loss, net line in the accompanying Consolidated Balance Sheets.
(17) Segment Information
As of June 30, 2019, the Company’s operations consisted of its North America, Europe & Africa, and Australia & New Zealand segments. The Company’s ATM operations in the U.S., Canada, Mexico, and Puerto Rico are included in its North America segment. The North America segment also includes the Company’s transaction processing operations, which service its internal ATM operations, along with external customers. The Company’s ATM operations in the U.K., Ireland, Germany, Spain, and South Africa are included in its Europe & Africa segment, along with i-design (the Company’s ATM advertising business based in the U.K.). The Company’s Australia & New Zealand segment consists of its ATM operations in these two countries. Corporate primarily includes the Company’s corporate general and administrative expenses. While each of the reporting segments provides similar kiosk-based and/or ATM-related services, each segment is managed separately and requires different marketing and business strategies.
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
The following table is a reconciliation of Net income attributable to controlling interests and available to common shareholders to EBITDA, Adjusted EBITDA, and Adjusted EBITA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income attributable to controlling interests and available to common shareholders	$10,471	$3,767	$14,790	$999
Adjustments:
Interest expense, net	6,871	9,159	13,514	18,333
Amortization of deferred financing costs and note discount	3,330	3,355	6,622	6,663
Income tax expense	3,565	2,586	6,694	2,555
Depreciation and accretion expense	33,205	31,764	66,178	62,806
Amortization of intangible assets	12,591	13,498	25,003	27,269
EBITDA	70,033	64,129	132,801	118,625
Add back:
Loss on disposal and impairment of assets	1,496	9,697	2,464	15,117
Other expense (income) (1)	1,456	(2,187)	(5,751)	(27)
Noncontrolling interests (2)	16	18	31	19
Share-based compensation expense	5,250	3,513	9,734	5,958
Restructuring expenses (3)	3,463	2,063	3,463	4,476
Acquisition related expenses (4)	—	913	—	2,633
Adjusted EBITDA	81,714	78,146	142,742	146,801
Less:
Depreciation and accretion expense (5)	33,205	31,764	66,178	62,805
Adjusted EBITA	$48,509	$46,382	$76,564	$83,996

(1)	Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition related contingent consideration, and other non-operating costs.

(2)	Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of one of its Mexican subsidiaries.

(3)
For the three and six months ended June 30, 2019, expenses include professional fees, employee severance costs, and facility costs related to the 2019 Restructuring Plan. For the three and six months ended June 30, 2018, expenses include employee severance and other costs incurred in conjunction with a corporate reorganization and cost reduction initiative.

(4)	For the three and six months ended June 30, 2018, expenses primarily include employee severance costs and lease termination costs related to the DCPayments acquisition.

(5)	Amounts exclude a portion of the expenses incurred by one of its Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.

The following tables reflect certain financial information for each of the Company’s reporting segments for the periods presented:

	Three Months Ended June 30, 2019
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$212,670	$103,333	$24,818	$—	$—	$340,821
Intersegment revenues	2,545	137	—	—	(2,682)	—
Cost of revenues	143,164	63,543	17,915	366	(2,606)	222,382
Selling, general, and administrative expenses	16,198	10,707	2,273	12,817	—	41,995
Restructuring expenses	213	400	—	2,850	—	3,463
Loss (gain) on disposal and impairment of assets	778	746	(28)	—	—	1,496

Adjusted EBITDA	55,852	29,223	4,629	(7,934)	(56)	81,714

Depreciation and accretion expense	19,371	12,316	1,269	266	(17)	33,205
Adjusted EBITA	36,481	16,908	3,359	(8,201)	(38)	48,509

Capital expenditures (1)	$14,715	$9,652	$1,379	$—	$—	$25,746

	Three Months Ended June 30, 2018 (2)
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$204,540	$107,326	$29,121	$—	$—	$340,987
Intersegment revenues	2,566	524	—	—	(3,090)	—
Cost of revenues	140,193	66,043	22,030	91	(2,918)	225,439
Selling, general, and administrative expenses	15,145	9,963	2,691	13,200	(71)	40,928
Restructuring expenses	1,073	495	—	495	—	2,063
Acquisition related expenses	(311)	167	433	624	—	913
Loss on disposal and impairment of assets	8,612	972	113	—	—	9,697

Adjusted EBITDA	51,770	31,844	4,398	(9,778)	(88)	78,146

Depreciation and accretion expense	17,309	13,262	1,247	—	(54)	31,764
Adjusted EBITA	34,461	18,583	3,153	(9,781)	(34)	46,382

Capital expenditures (1)	$4,991	$9,144	$1,555	$10,253	$—	$25,943

	Six Months Ended June 30, 2019
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$414,334	$193,929	$50,828	$—	$—	$659,091
Intersegment revenues	5,129	466	—	—	(5,595)	—
Cost of revenues	281,072	126,952	37,276	627	(5,462)	440,465
Selling, general, and administrative expenses	33,464	21,453	4,514	26,224	—	85,655
Restructuring expenses	213	400	—	2,850	—	3,463
Loss (gain) on disposal and impairment of assets	1,102	1,417	(55)	—	—	2,464

Adjusted EBITDA	104,927	45,991	9,038	(17,118)	(96)	142,742

Depreciation and accretion expense	38,857	24,337	2,489	533	(38)	66,178
Adjusted EBITA	66,070	21,654	6,548	(17,651)	(57)	76,564

Capital expenditures (1)	$32,290	$19,900	$2,863	$—	$—	$55,053

	Six Months Ended June 30, 2018 (2)
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$412,074	$205,281	$59,816	$—	$—	$677,171
Intersegment revenues	4,913	1,013	—	—	(5,926)	—
Cost of revenues	285,580	128,573	44,971	175	(5,608)	453,691
Selling, general, and administrative expenses	31,078	19,822	5,417	26,532	(181)	82,668
Restructuring expenses	2,130	1,176	—	1,170	—	4,476
Acquisition related expenses	(348)	1,516	635	830	—	2,633
Loss on disposal and impairment of assets	10,634	4,382	101	—	—	15,117

Adjusted EBITDA	100,327	57,899	9,429	(20,754)	(100)	146,801

Depreciation and accretion expense	33,852	26,498	2,509	—	(53)	62,806
Adjusted EBITA	66,474	31,401	6,920	(20,753)	(46)	83,996

Capital expenditures (1)	$10,523	$18,544	$3,422	$14,193	$—	$46,682

(1)
Capital expenditures include payments made for plant, property, and equipment, exclusive license agreements, and site acquisition costs. Additionally, capital expenditure amounts for one of the Company’s Mexican subsidiaries, included in the North America segment, are reflected gross of any noncontrolling interest amounts.

(2)	The segment information presented for the three and six months ended June 30, 2018 has been revised to ensure consistency with the current allocation of certain intercompany revenues and expenses.

Identifiable Assets

	June 30, 2019	December 31, 2018
	(In thousands)
North America	$1,146,100	$1,195,693
Europe & Africa	540,858	494,457
Australia & New Zealand	67,102	63,613
Corporate	23,949	33,581
Total	$1,778,009	$1,787,344

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
The following information reflects the Condensed Consolidating Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2019 and 2018, the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 for: (i) Cardtronics plc, the parent Guarantor of the 2025 Notes (“Parent”), (ii) Cardtronics Inc. (“Issuer”), (iii) the 2025 Notes Guarantors (the “Guarantors”), and (iv) the 2025 Notes Non-Guarantors.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30, 2019
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$247,328	$96,310	$(2,817)	$340,821
Operating costs and expenses	8,719	27	217,047	92,152	(2,813)	315,132
(Loss) income from operations	(8,719)	(27)	30,281	4,158	(4)	25,689
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	3,233	9,848	(2,942)	62	10,201
Equity in (earnings) loss of subsidiaries	(17,439)	(16,585)	(4,826)	—	38,850	—
Other (income) expense	(112)	299	6,324	(910)	(4,145)	1,456
Income before income taxes	8,832	13,026	18,935	8,010	(34,771)	14,032
Income tax (benefit) expense	(1,635)	(828)	4,962	1,066	—	3,565
Net income	10,467	13,854	13,973	6,944	(34,771)	10,467
Net loss attributable to noncontrolling interests	—	—	—	—	(4)	(4)
Net income attributable to controlling interests and available to common shareholders	10,467	13,854	13,973	6,944	(34,767)	10,471
Other comprehensive loss attributable to controlling interest	(9,331)	—	(7,430)	(1,854)	9,284	(9,331)
Comprehensive income attributable to controlling interests	$1,136	$13,854	$6,543	$5,090	$(25,483)	$1,140

	Three Months Ended June 30, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$242,299	$102,032	$(3,344)	$340,987
Operating costs and expenses	6,374	12	221,384	99,916	(3,384)	324,302
(Loss) income from operations	(6,374)	(12)	20,915	2,116	40	16,685
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	6,619	10,528	(4,693)	60	12,514
Equity in earnings of subsidiaries	(8,861)	(13,071)	(2,577)	—	24,509	—
Other (income) expense	(91)	51	126	(798)	(1,475)	(2,187)
Income before income taxes	2,578	6,389	12,838	7,607	(23,054)	6,358
Income tax (benefit) expense	(1,194)	(1,655)	3,627	1,808	—	2,586
Net income	3,772	8,044	9,211	5,799	(23,054)	3,772
Net income attributable to noncontrolling interests	—	—	—	—	5	5
Net income attributable to controlling interests and available to common stockholders	3,772	8,044	9,211	5,799	(23,059)	3,767
Other comprehensive (loss) income attributable to controlling interest	(28,779)	—	13,258	(42,033)	28,775	(28,779)
Comprehensive (loss) income attributable to controlling interests	$(25,007)	$8,044	$22,469	$(36,234)	$5,716	$(25,012)

	Six Months Ended June 30, 2019
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$483,013	$181,741	$(5,663)	$659,091
Operating costs and expenses	16,567	26	428,324	183,985	(5,674)	623,228
(Loss) income from operations	(16,567)	(26)	54,689	(2,244)	11	35,863
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	6,372	19,184	(5,534)	114	20,136
Equity in earnings loss of subsidiaries	(28,186)	(24,629)	(5,342)	—	58,157	—
Other (income) expense	(22)	270	9,395	(7,977)	(7,417)	(5,751)
Income before income taxes	11,641	17,961	31,452	11,267	(50,843)	21,478
Income tax (benefit) expense	(3,143)	(1,544)	9,231	2,150	—	6,694
Net income	14,784	19,505	22,221	9,117	(50,843)	14,784
Net loss attributable to noncontrolling interests	—	—	—	—	(6)	(6)
Net income attributable to controlling interests and available to common shareholders	14,784	19,505	22,221	9,117	(50,837)	14,790
Other comprehensive (loss) income attributable to controlling interest	(16,933)	(3)	(18,253)	1,475	16,780	(16,934)
Comprehensive (loss) income attributable to controlling interests	$(2,149)	$19,502	$3,968	$10,592	$(34,057)	$(2,144)

	Six Months Ended June 30, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$487,182	$196,328	$(6,339)	$677,171
Operating costs and expenses	11,910	9	442,180	200,937	(6,376)	648,660
(Loss) income from operations	(11,910)	(9)	45,002	(4,609)	37	28,511
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	13,160	21,169	(9,393)	60	24,996
Equity in (earnings) losses of subsidiaries	(10,642)	(4,993)	12,083	—	3,552	—
Other expense (income)	10	186	(3,656)	(8,006)	11,439	(27)
(Loss) income before income taxes	(1,278)	(8,362)	15,406	12,790	(15,014)	3,542
Income tax (benefit) expense	(2,265)	(3,308)	4,126	4,002	—	2,555
Net income (loss)	987	(5,054)	11,280	8,788	(15,014)	987
Net loss attributable to noncontrolling interests	—	—	—	—	(12)	(12)
Net income (loss) attributable to controlling interests and available to common shareholders	987	(5,054)	11,280	8,788	(15,002)	999
Other comprehensive income (loss) attributable to controlling interest	(3,793)	(1)	20,064	(23,852)	3,790	(3,792)
Comprehensive (loss) income attributable to controlling interests	$(2,806)	$(5,055)	$31,344	$(15,064)	$(11,212)	$(2,793)

Condensed Consolidated Balance Sheets

	As of June 30, 2019
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$89	$6	$16,413	$16,987	$—	$33,495
Accounts and notes receivable, net	—	—	58,646	27,061	—	85,707
Restricted cash	—	—	68,646	17,785	—	86,431
Other current assets	—	1,273	35,874	63,010	(18)	100,139
Total current assets	89	1,279	179,579	124,843	(18)	305,772
Property and equipment, net	—	—	331,426	124,331	—	455,757
Intangible assets, net	—	—	117,699	18,974	—	136,673
Goodwill	—	—	616,604	137,255	—	753,859
Operating lease assets	—	—	41,649	39,706	—	81,355
Investments in and advances to subsidiaries	381,001	204,873	171,272	—	(757,146)	—
Intercompany receivable	13,640	233,529	216,732	380,658	(844,559)	—
Deferred tax asset, net	754	—	(1,831)	12,621	—	11,544
Prepaid expenses, deferred costs, and other noncurrent assets	—	706	22,429	9,914	—	33,049
Total assets	$395,484	$440,387	$1,695,559	$848,302	$(1,601,723)	$1,778,009
Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	$—	$4,029	$22,833	$25,485	$—	$52,347
Accounts payable and accrued liabilities	415	1,677	254,675	109,101	(67)	365,801
Total current liabilities	415	5,706	277,508	134,586	(67)	418,148
Long-term debt	—	269,519	340,123	168,909	—	778,551
Intercompany payable	33,196	69,700	619,001	125,902	(847,799)	—
Asset retirement obligations	—	—	28,969	25,258	—	54,227
Noncurrent operating lease liabilities	—	—	46,689	26,557	—	73,246
Deferred tax liability, net	—	—	37,325	—	—	37,325
Other long-term liabilities	—	7,779	19,854	27,006	—	54,639
Total liabilities	33,611	352,704	1,369,469	508,218	(847,866)	1,416,136
Shareholders' equity	361,873	87,683	326,090	340,084	(753,857)	361,873
Total liabilities and shareholders' equity	$395,484	$440,387	$1,695,559	$848,302	$(1,601,723)	$1,778,009

	As of December 31, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$89	$6	$26,124	$13,721	$—	$39,940
Accounts and notes receivable, net	—	—	47,209	28,434	—	75,643
Restricted cash	—	—	140,145	15,325	—	155,470
Other current assets	1	4,374	38,570	52,843	(10)	95,778
Total current assets	90	4,380	252,048	110,323	(10)	366,831
Property and equipment, net	—	—	330,743	129,444	—	460,187
Intangible assets, net	—	—	124,236	26,611	—	150,847
Goodwill	—	—	611,632	137,512	—	749,144
Investments in and advances to subsidiaries	375,535	410,955	181,116	19,226	(986,832)	—
Intercompany receivable	7,412	211,359	145,103	363,961	(727,835)	—
Deferred tax asset, net	342	—	(1,688)	10,004	—	8,658
Prepaid expenses, deferred costs, and other noncurrent assets	—	10,957	24,742	15,978	—	51,677
Total assets	$383,379	$637,651	$1,667,932	$813,059	$(1,714,677)	$1,787,344
Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	$—	$—	$16,654	$3,624	$(12)	$20,266
Accounts payable and accrued liabilities	642	240	316,974	90,681	(67)	408,470
Total current liabilities	642	240	333,628	94,305	(79)	428,736
Long-term debt	—	263,507	351,292	203,686	—	818,485
Intercompany payable	5,964	69,711	562,552	92,851	(731,078)	—
Asset retirement obligations	—	—	28,355	26,058	—	54,413
Deferred tax liability, net	—	—	40,873	325	—	41,198
Other long-term liabilities	—	2,620	25,998	39,122	—	67,740
Total liabilities	6,606	336,078	1,342,698	456,347	(731,157)	1,410,572
Shareholders' equity	376,773	301,573	325,234	356,712	(983,520)	376,772
Total liabilities and shareholders' equity	$383,379	$637,651	$1,667,932	$813,059	$(1,714,677)	$1,787,344

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2019
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$21,383	$6,265	$(27,005)	$54,587	$—	$55,230
Additions to property and equipment		—	(43,374)	(11,679)	—	(55,053)
Acquisitions, net of cash acquired	—	—	(9,100)	—	—	(9,100)
Net cash used in investing activities	—	—	(52,474)	(11,679)	—	(64,153)
Proceeds from borrowings under revolving credit facility	—	70,700	130,936	88,874	—	290,510
Repayments of borrowings under revolving credit facility	—	(70,700)	(142,306)	(123,316)	—	(336,322)
Intercompany financing	737	(6,266)	9,878	(4,349)	—	—
Tax payments related to share-based compensation	(2,022)	—	—	—	—	(2,022)
Proceeds from exercises of stock options	2	—	—	—	—	2
Repurchase of common shares	(20,100)	—	—	—	—	(20,100)
Net cash used in financing activities	(21,383)	(6,266)	(1,492)	(38,791)	—	(67,932)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	687	684	—	1,371
Net (decrease) increase in cash, cash equivalents, and restricted cash	—	(1)	(80,284)	4,801	—	(75,484)
Cash, cash equivalents, and restricted cash as of beginning of period	89	7	165,343	29,971	—	195,410
Cash, cash equivalents, and restricted cash as of end of period	$89	$6	$85,059	$34,772	$—	$119,926

	Six Months Ended June 30, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by (used in) operating activities	$2,506	$(100)	$120,812	$(13,443)	$—	$109,775
Additions to property and equipment	—	—	(31,246)	(15,436)	—	(46,682)
Net cash used in investing activities	—	—	(31,246)	(15,436)	—	(46,682)
Proceeds from borrowing under revolving credit facility	—	192,000	24,602	128,908	—	345,510
Repayments of borrowings under revolving credit facility	—	(191,900)	(81,028)	(118,062)	—	(390,990)
Intercompany financing	—	—	(2,106)	2,106	—	—
Tax payments related to share-based compensation	(2,506)	—	—	—	—	(2,506)
Net cash (used in) provided by financing activities	(2,506)	100	(58,532)	12,952	—	(47,986)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(1,624)	66	—	(1,558)
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	—	29,410	(15,861)	—	13,549
Cash, cash equivalents, and restricted cash as of beginning of period	89	6	51,500	48,222	—	99,817
Cash, cash equivalents, and restricted cash as of end of period	$89	$6	$80,910	$32,361	$—	$113,366

(19) Concentration Risk
Significant merchant customers. During the trailing twelve months ended June 30, 2019, the Company derived approximately 24% of its total revenues from ATMs placed at the locations of its top five merchant customers. The Company’s top five merchant customers, none accounting for more than 7% of total revenue for the trailing twelve months ended June 30, 2019, were Co-operative Food (in the U.K.), CVS Caremark Corporation, Alimentation Couche-Tard Inc. (in the U.S. and Canada), Speedway LLC, and Walgreens Boots Alliance, Inc. Accordingly, a significant percentage of the Company’s future revenues and operating income will be dependent upon the successful continuation of its relationship with these merchants.

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

•
the Company’s ability to respond to changes implemented by networks and how they determine interchange, and potential reductions in the amount of net interchange that it receives from global and regional debit networks due to pricing changes implemented by those networks as well as changes in how issuers route their ATM transactions over those networks;

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

•	the Company's ability to manage the potential impact of a determination to make changes to LIBOR, if any;

•	the Company’s ability to adequately maintain and upgrade its ATM fleet to address changes in industry standards, regulations and consumer behavior patterns;

•	the Company’s ability to retain its key employees and maintain good relations with its employees; and

•
the Company’s ability to manage the fluctuation of its operating results, including as a result of the foregoing and other risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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
Cardtronics plc provides convenient automated consumer financial services through its network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of June 30, 2019, we were the world’s largest ATM owner/operator, providing services to over 290,000 ATMs. During the three months ended June 30, 2019, 62% of our total revenues were derived from operations in North America (including our ATM operations in the United States ("U.S."), Canada, and Mexico), 30% of our total revenues were derived from operations in Europe and Africa (including our ATM operations in the United Kingdom ("U.K."), Ireland, Germany, Spain, and South Africa), and 8% of our total revenues were derived from operations in Australia and New Zealand. Included in our network as of June 30, 2019 were approximately 204,000 ATMs to which we provided processing only services or various forms of managed services solutions. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.
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
We have completed several acquisitions in the last seven years, including, but not limited to: (i) eight U.S. and Canada based ATM operators, expanding our ATMs in both multi-unit regional retail chains and individual merchant ATM locations in North America, (ii) Cardpoint Limited (“Cardpoint”) in August 2013, which further expanded our U.K. ATM operations and allowed us to enter into the German market, (iii) Sunwin in November 2014, which further expanded our cash-in-transit and maintenance servicing capabilities in the U.K. and allowed us to acquire and operate ATMs located at Co-op Food stores, (iv) DirectCash Payments Inc. ("DCPayments") in January 2017, a leading ATM operator with operations in Australia, New Zealand, Canada, the U.K., and Mexico, (v) Spark in January 2017, an independent ATM deployer operating in South Africa, and (vi) various other less significant ATM asset and contract acquisitions. In addition to these ATM acquisitions, we have also made strategic acquisitions including: i-design in March 2013, a Scotland-based provider and developer of marketing and advertising software and services for ATM operators, and (ii) multiple leading independent transaction processors who provide solutions to ATM sales and service organizations and financial institutions.

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
Growth in other automated consumer financial services. The majority of all ATM transactions in our geographies are cash withdrawals, with the remainder representing other banking functions such as balance inquiries and balance transfers. We believe that there are opportunities for a large non-bank ATM owner/operator, such as ourselves, to facilitate additional financial services with customers, such as deposit taking, money transfers, and stored-value debit card reload services. These additional automated consumer financial services could result in additional revenue streams for us and could ultimately result in increased profitability. However, they generally would require additional capital expenditures on our part to offer these services more broadly and would increase regulatory compliance activities. We have commenced a plan to deploy nearly 1,000 deposit-taking ATMs in certain locations in the U.S. and may deploy additional deposit-taking ATMs in the future.

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

•
United Kingdom. The U.K. is the largest ATM market in Europe. According to LINK (which connects the ATM networks of all the U.K. ATM operators), approximately 63,000 ATMs were deployed in the U.K. as of December 2018, of which approximately 60% were operated by non-banks (inclusive of our nearly 18,000 ATMs). Electronic payment alternatives have gained popularity in the U.K. and we have seen both the number of ATM deployments and total withdrawals slow in recent years. In light of recent changes to the LINK interchange rate that includes a 5% decrease that came into effect on July 1, 2018 and a second additional 5% decrease in the LINK interchange rate that came into effect on January 1, 2019, we have changed certain of our ATMs to pay-to-use, whereby we no longer receive interchange from customers' banks, but instead, the customer now pays us a convenience fee. We have also removed certain ATMs from service and have taken other measures to mitigate the impact of the LINK interchange reduction. For additional information, see Decrease in interchange rates below. We believe there are emerging opportunities with financial institutions in this market to outsource certain components of their ATM operations and we are actively working to grow our offerings for such services.

•
Germany.  There are approximately 58,000 ATMs in Germany that are primarily deployed in bank branch locations. The top four independent ATM deployers account for less than 10% of the market as of December 31, 2018. Cardtronics entered the German market in August 2013 through the acquisition of Cardpoint. Cardtronics is presently the largest independent ATM deployer in Germany with approximately 1,600 ATMs. The German ATM market is highly fragmented and may be under-deployed, based on its population’s high use of cash relative to other markets in which we operate, such as the U.S. and the U.K. As a result, this fragmented and potentially under-deployed ATM market is attractive to us and we believe there are a number of opportunities for growth in this market. We have continued to expand our ATM count in this market by adding new ATMs with new retail partners, such as Total, and have also added free-to-use ATM access to bank customers, such as Postbank.

•
Canada.  We entered the Canadian market in October 2011, and in January 2017, we significantly expanded our operations in Canada through our acquisition of DCPayments. We expect to continue to grow our number of ATM locations in this market. We currently operate approximately 11,000 ATMs in this market and estimate that there are currently approximately 70,000 ATMs in total in the Canadian market. As we plan to expand our footprint in Canada, we also plan to seek additional partnerships with financial institutions to implement bank-branding and other financial services, similar to our bank-branding and surcharge-free strategy in the U.S.

•
Mexico. There are approximately 50,000 ATMs in Mexico, most of which are owned by national and regional financial institutions. We currently operate approximately 1,000 ATMs in Mexico and plan to selectively pursue growth opportunities with merchants and financial institutions in the region.

•
Spain. In October 2016, we launched our business in Spain, joining a top Spain ATM network and signing agreements to provide ATMs at multiple retail chains. There are approximately 51,000 ATMs in Spain, and we currently operate a very small portion. We plan to continue to grow in this market through additional merchant and financial institution relationships.

•
Australia and New Zealand. In January 2017, in connection with our acquisition of DCPayments, we expanded operations into Australia and New Zealand. The Australian ATM market has been significantly impacted by the removal of surcharge fees by the major banks to non-customers at their ATMs. The Australian and New Zealand ATM market is comprised of approximately 30,000 ATMs, and we are the largest independent ATM deployer in this region with approximately 9,000

ATMs. For further information regarding the removal of surcharge fees, see Australia market changes and asset impairment below. We believe there are opportunities for longer-term growth in Australia, which would likely include expansion of services to financial institutions in this market.

•
South Africa.  In January 2017, in connection with our acquisition of Spark, we obtained operations in South Africa. Spark is a leading independent ATM operator in South Africa, and we have recently grown in this market by expanding the number of ATMs we operate. We expect to continue to grow in this market with merchants and financial institutions. We operate approximately 3,800 ATMs in South Africa and estimate that this market has approximately 34,000 ATMs in total.

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
Interchange rates in the U.K. are primarily set by LINK, the U.K.’s major interbank ATM network. LINK has historically set these rates annually using a cost-based methodology that incorporates ATM service costs from two years prior (i.e., operating costs from 2017 are considered for determining the 2019 interchange rate). In addition to LINK transactions, certain card issuers in the U.K. have issued cards that are not affiliated with the LINK network, and instead carry the Visa or MasterCard network brands. In recent years, transactions conducted on our ATMs from these cards have totaled approximately 4% of our annual withdrawal transactions in the U.K. For these transactions, we receive interchange revenues based on rates that are set by Visa or MasterCard, respectively. The interchange rates set by Visa and MasterCard have historically been less than the rates that have been established by LINK. In July 2018, the LINK interchange rate was reduced by 5% and an additional 5% rate reduction commenced on January 1, 2019. There are no further scheduled rate reductions at this time, but the impact of the recent rate reductions has adversely impacted our revenues and profits in the U.K. We continue to evaluate and assess the impact of interchange rate changes on our U.K. business and have taken certain actions and may continue to take additional actions to mitigate the impact of the current and potential future price reductions. Our mitigating activities have included, and may in the future include, removal of lower profitability sites, contract renegotiations with certain merchants, and conversion of certain ATMs to pay-to-use. The first 5% rate reduction that occurred on July 1, 2018, adversely impacted our 2018 profits by approximately $8 million, when taken together with other rate reductions. The second 5% decrease in the LINK interchange rate occurred January 1, 2019. On an unmitigated basis, we expect that these rate reductions will adversely impact our operating income by approximately $19 million in 2019. LINK implemented a Financial Inclusion Program intended to preserve free-to-use ATMs in certain remote and under-served areas, and we are participating in this program. Should there be any additional significant change in the LINK scheme or its membership, our U.K. revenues and profits could be more adversely impacted. During the three months ended June 30, 2019, 16.8%, 10.6%, and 0.4% of our total ATM operating revenues were derived from interchange fees in Europe & Africa, North America, and Australia & New Zealand, respectively. A portion of these revenues are subject to pricing changes that we may be unable to offset through lower payments to merchants.
Withdrawal transaction and revenue trends - U.S. Many financial institutions are shifting traditional teller based transactions to online activities and ATMs to reduce their operating costs. Additionally, many financial institutions are reducing the number of physical branches they own and operate in order to lower their operating costs. As a result of these current trends, we believe there has been increasing demand for automated banking solutions, such as ATMs. Bank-branding of our ATMs and participation in our surcharge-free ATM network allow financial institutions to rapidly increase and maintain surcharge-free ATM access for their customers at a substantially lower cost than owning and operating an ATM network themselves. We believe there is continued opportunity for a large non-bank ATM owner/operator, such as ourselves, with lower costs and an established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an arrangement could reduce a financial institution’s operating costs while extending its customer service. Furthermore, we believe there are opportunities to provide selected ATM-related services on an outsourced basis, such as transaction processing services, to other independent owners and operators of ATMs. Over the last several years, we have seen increased participation in Allpoint, and growth in bank-branding and managed services. We believe that there will be continued growth in all three areas.
U.S. same-store cash withdrawal transactions during the three months ended June 30, 2019 increased approximately 3% from the same period in 2018. Growth in Allpoint and bank-branding transactions has positively impacted the same-store growth rate, driven by the expansion in the number of ATMs in Allpoint, growth in the number of financial institutions participating in Allpoint and branding our ATMs, and increased marketing efforts to existing Allpoint and bank-branding customers.
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
Withdrawal transaction and revenue trends - U.K. Historically, the majority of our ATMs in the U.K. have been free-to-use ATMs, meaning the transaction is free to the consumer and we earn an interchange rate paid by the customer’s bank. We also operate surcharging or pay-to-use ATMs, which are now increasing in the market and in our ATM estate due to the LINK interchange rate reduction discussed above. During the three months ended June 30, 2019, same-store cash withdrawal transactions at our ATMs in the U.K were down 3% compared to the same period in 2018. We believe the growth rate was adversely impacted by changes in consumer payments behavior, where consumers are conducting more tap and pay (non-cash) transactions for small payments at retailers and by a decreased number of ATMs in the market.
Australia market changes and asset impairment.  In September 2017, Australia’s four largest banks, Commonwealth Bank of Australia (“CBA”), Australia and New Zealand Banking Group Limited (“ANZ”), Westpac Banking Corporation (“Westpac”), and National Australia Bank (“NAB”), each separately announced decisions to remove all direct charges (or "surcharges") to all users on domestic ATM transactions completed at their respective ATM networks, effectively creating a free-to-use network of ATMs that did not exist previously. Collectively, these four banks account for approximately one third of the total ATMs in Australia. CBA removed the direct charges in late September 2017, and Westpac, ANZ, and NAB removed the direct charges soon thereafter in October 2017. During the three months ended September 30, 2017, we performed qualitative and quantitative analysis and recognized an impairment of our Australia and New Zealand reporting unit in response to expected revenue and profit declines in this market following the banks’ removal of the direct charges.
Australia has historically been a direct charge ATM market, where cardholders have paid a fee (or "surcharge") to the operator of an ATM for each transaction, unless the ATM where the transaction was completed was part of the cardholder’s issuing bank ATM network. There is no broad interchange arrangement in Australia between card issuers and ATM operators to compensate the ATM operator for its service to a financial institution’s cardholder in the absence of the direct charge to the cardholders. During the three months ended June 30, 2019, approximately 80% of the Company’s revenues in Australia were sourced from direct charges paid by cardholders. Consequently, the actions taken by the largest banks in Australia in 2017 resulted in a significant increase in the availability of free-to-use ATMs and could, in the future, result in a significant decrease in our revenues. While the direct impact we have experienced has been limited to date, the ultimate impact of this action could increase over time as consumers’ behavior patterns change as a result of the introduction of a large number of free-to-use ATMs in Australia that did not previously exist.
Alternative payment options. We face indirect competition from alternative payment options, including card-based and mobile phone-based contactless payment technology in all of our markets. Australia and the U.K. have reported increasing rates of contactless payment use. Prior to our acquisition of DCPayments and since our ownership of the Australian component of the business, we have observed declines in transactions at Australian ATMs, as cash-based payments have declined as a percentage of total payments in recent years, with growth in contactless payments appearing to be the primary driver of the decline. Several banks in the U.S. have issued or are in the process of issuing contactless cards to their customers, enabling an additional payment choice for U.S. consumers. U.S. consumer adoption of this new payment choice could impact our transactions in the future in the U.S.

Capital investments. Our capital investments in 2017 and 2016 included significant expenditures to upgrade and replace ATMs at certain locations in response to certain changes in network operating rules. Our capital spending in 2019 has been and will continue to be driven by the following: (i) our strategic initiatives to enhance the consumer experience at our ATMs and drive transaction growth, (ii) certain software and hardware enhancements required to facilitate our strategic initiatives, enhance security, and retain the necessary support, (iii) other compliance related matters including terminal upgrades required due to polymer note introductions, (iv) long-term renewals of existing merchant contracts, (v) growth opportunities across our enterprise, and (vi) investments in the infrastructure of our business, including the implementation of an enterprise resource planning (“ERP”) system which was substantially completed during the six months ended June 30, 2019.
U.K. planned exit from the European Union (“Brexit”). On March 29, 2017, the U.K. government officially triggered Article 50 of the Treaty on the European Union ("EU"), which commenced the process for the U.K. to exit the EU. The U.K. was originally scheduled to exit the EU on March 29, 2019, subject to a transition period extending through December 2020. However, as of March 29, 2019, the British Parliament had not approved the withdrawal agreement that had been negotiated by representatives of the British government and the EU. On April 10, 2019, prior to the end of an initial two week extension, the EU extended the deadline for the U.K. to approve the negotiated withdrawal agreement to October 31, 2019. Given the delay, there remains considerable uncertainty associated with the timing and terms of the withdrawal. Failure to obtain parliamentary approval of the negotiated withdrawal agreement would mean that the U.K. would leave the EU with no agreement (a so-called “hard Brexit”). Although the ultimate impact of Brexit on our business is unknown, we continue to monitor the negotiation of a withdrawal agreement and of a future relationship between the EU and the U.K.
Dynamic Currency Conversion ("DCC"). Effective April 13, 2019, Visa allows DCC on international ATM transactions globally. This rule allows us to expand our DCC offerings in certain of our markets, and we are currently in the process of deploying DCC at many of our ATMs across our network. On March 19, 2019, the European Parliament adopted Regulation 2019/518 applicable to DCC charges. The additional transparency and price comparability requirements on DCC transactions are effective from April 2020. Our DCC revenues currently account for approximately 3% our total revenues, the majority of which is derived from our U.K. operations. With the timing of Brexit delayed, we are uncertain, at this time, if this new proposed regulation will have any significant impact on our revenues. Regardless of the outcome of Brexit and whether the U.K. adopts the EU proposed regulations, we do not believe this regulation will have a material impact on our revenues based on our current operations and the intended purpose of the proposed regulations.
Restructuring Expenses.  During 2017 and 2018, we implemented a global corporate reorganization and cost reduction initiative (the "2017 and 2018 Restructuring Plan”), intended to improve our cost structure and operating efficiency. The 2017 and 2018 Restructuring Plan included workforce reductions, facilities closures, contract terminations, and other cost reduction measures. During the three and six months ended June 30, 2018, we incurred pre-tax charges of $2.1 million and $4.5 million, related to the 2017 and 2018 Restructuring Plan, primarily consisting of employee severance.
During the three months ended June 30, 2019, we incurred $3.5 million of pre-tax charges primarily consisting of professional fees, employee severance costs, and facility costs related to a planned reorganization (the "2019 Restructuring Plan").
Next generation bank note upgrade in Australia. Next generation bank notes are in the process of being introduced by the Reserve Bank of Australia. The new $5 note was introduced on September 1, 2016, and the new $50 note, the most widely disseminated note in Australia, was introduced on October 18, 2018. The new $20 note and $100 note are expected to be issued in October 2019 and 2020, respectively. The introduction of these next generation bank notes has required upgrades to software and physical ATM components on our ATMs in Australia.
U.S. Tax Reform.  On December 22, 2017, House of Representatives 1 (“H.R. 1”), originally known as the Tax Cuts and Jobs Act (“U.S. Tax Reform”) was enacted and signed into legislation. In accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP” or “GAAP”), the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. As a result of this legislation, during the three months ended December 31, 2017, we provisionally recognized one-time net tax benefits totaling $11.6 million. In accordance with Securities and Exchange Commission ("SEC") Accounting Bulletin No.118 during 2018, we reduced the estimated one-time tax related to U.S. Tax Reform by $0.4 million and completed our accounting for the tax effects of this change in law.

Acquisitions. On January 6, 2017, we completed the acquisition of DCPayments, a leading operator of approximately 25,000 ATMs with operations in Australia, New Zealand, Canada, the U.K., and Mexico. On January 31, 2017, we completed the acquisition of Spark, an independent ATM operator in South Africa, with a growing network of approximately 2,300 ATMs. The agreed purchase consideration for Spark included initial cash consideration, paid at closing, and potential additional contingent consideration. The additional purchase consideration is contingent upon Spark achieving certain agreed upon earnings targets in 2019 and 2020 to be paid in 2020 and 2021, respectively.  In May 2019, we acquired ATM processing contracts for approximately 62,000 ATMs in our North America segment.
Cybersecurity trends. We electronically process and transmit cardholder information as part of our transaction processing services. Companies that process and transmit cardholder information, such as ours, have been specifically and increasingly targeted in recent years by sophisticated criminal organizations in an effort to obtain information and utilize it for fraudulent transactions. Additionally, the risk of unauthorized circumvention of system controls has been heightened by advances in computer capabilities and increasing sophistication of hackers. We take a risk-based approach to cybersecurity, and in recognition of the growing threat within our industry and the general marketplace, we proactively make strategic investments in our security infrastructure, technical and procedural controls, and regulatory compliance activities. We also apply the knowledge gained through industry and government organizations to continuously improve our technology, processes and services to detect, mitigate and protect our information. Cybersecurity and the effectiveness of our cybersecurity strategy are regular topics of discussion at Board of Director meetings. We expect to continue to focus attention and resources on our security protection protocols, including repairing any system damage and deploying additional personnel, as well as protecting against any potential reputational harm. The cost to remediate any damages to our information technology systems suffered as a result of a cyber-attack could be significant.
Factors Impacting Comparability Between Periods

•
Foreign currency exchange rates. Our reported financial results are subject to fluctuations in foreign currency exchange rates. We estimate that the year-over-year fluctuation of the currencies in the markets in which we operate relative to the U.S. dollar caused our reported total revenues to be lower by $9.8 million and $21.2 million during the three and six months ended June 30, 2019, respectively.

•
7-Eleven ATM removal. The 7-Eleven ATM placement agreement in the U.S. expired in July 2017, and all ATM operations in the U.S. were transitioned to the new service provider by the end of February 2018. 7-Eleven in the U.S accounted for $5.4 million, or less than 1% of total revenues during the six months ended June 30, 2018.

Results of Operations
The following Consolidated Statements of Operations reflects each line as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three months ended June 30,				Six Months ended June 30,
	2019		2018		2019		2018
	(In thousands, excluding percentages)
Revenues:
ATM operating revenues	$323,081	94.8%	$329,221	96.5%	$625,683	94.9%	$648,952	95.8%
ATM product sales and other revenues	17,740	5.2	11,766	3.5	33,408	5.1	28,219	4.2
Total revenues	340,821	100.0	340,987	100.0	659,091	100.0	677,171	100.0
Cost of revenues:
Cost of ATM operating revenues (1)	208,081	61.1	215,353	63.2	414,239	62.9	430,843	63.6
Cost of ATM product sales and other revenues	14,301	4.2	10,086	3.0	26,226	4.0	22,848	3.4
Total cost of revenues	222,382	65.2	225,439	66.1	440,465	66.8	453,691	67.0
Operating expenses:
Selling, general, and administrative expenses (2)	41,995	12.3	40,928	12.0	85,655	13.0	82,668	12.2
Restructuring expenses	3,463	1.0	2,063	0.6	3,463	0.5	4,476	0.7
Acquisition related expenses	—	—	913	0.3	—	—	2,633	0.4
Depreciation and accretion expense	33,205	9.7	31,764	9.3	66,178	10.0	62,806	9.3
Amortization of intangible assets	12,591	3.7	13,498	4.0	25,003	3.8	27,269	4.0
Loss on disposal and impairment of assets	1,496	0.4	9,697	2.8	2,464	0.4	15,117	2.2
Total operating expenses	92,750	27.2	98,863	29.0	182,763	27.7	194,969	28.8
Income from operations	25,689	7.5	16,685	4.9	35,863	5.4	28,511	4.2
Other expenses:
Interest expense, net	6,871	2.0	9,159	2.7	13,514	2.1	18,333	2.7
Amortization of deferred financing costs and note discount	3,330	1.0	3,355	1.0	6,622	1.0	6,663	1.0
Other expense (income)	1,456	0.4	(2,187)	(0.6)	(5,751)	(0.9)	(27)	—
Total other expenses	11,657	3.4	10,327	3.0	14,385	2.2	24,969	3.7
Income before income taxes	14,032	4.1	6,358	1.9	21,478	3.3	3,542	0.5
Income tax expense	3,565	1.0	2,586	0.8	6,694	1.0	2,555	0.4
Net income	10,467	3.1	3,772	1.1	14,784	2.2	987	0.1
Net (loss) income attributable to noncontrolling interests	(4)	—	5	—	(6)	—	(12)	—
Net income attributable to controlling interests and available to common shareholders	$10,471	3.1%	$3,767	1.1%	$14,790	2.2%	$999	0.1%

(1)
Excludes effects of depreciation, accretion, and amortization of intangible assets of $38.0 million and $36.5 million for the three months ended June 30, 2019 and 2018, respectively, and $75.0 million and $73.7 million for the six months ended June 30, 2019 and 2018, respectively. See Item 1. Financial Statements, Note 1. General and Basis of Presentation – (c) Cost of ATM Operating Revenues Presentation. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 11.1% and 10.7% for the three months ended June 30, 2019 and 2018, respectively, and 11.4% and 10.9% for the six months ended June 30, 2019 and 2018, respectively.

(2)
Includes share-based compensation expense of $4.9 million and $3.4 million for the three months ended June 30, 2019 and 2018, respectively, and $9.1 million and $5.8 million for the six months ended June 30, 2019 and 2018, respectively.

Key Operating Metrics
The following table reflects certain key measures that gauge our operating performance for the periods indicated:

	Three months ended June 30,			Six Months Ended June 30,
	2019	% Change	2018	2019	% Change	2018
Average number of transacting ATMs:
North America	43,286	(2.4)%	44,364	43,124	(4.5)%	45,136
Europe & Africa	23,884	(2.4)	24,464	23,823	(4.4)	24,919
Australia & New Zealand	7,822	(3.3)	8,091	7,862	(3.7)	8,163
Total Company-owned	74,992	(2.5)	76,919	74,809	(4.4)	78,218
North America	14,215	—	14,220	14,094	(1.0)	14,235
Europe & Africa	244	36.3	179	236	(5.6)	250
Australia & New Zealand	103	—	103	103	—	103
Total Merchant-owned	14,562	0.4	14,502	14,433	(1.1)	14,588
Average number of transacting ATMs – ATM operations	89,554	(2.0)	91,421	89,242	(3.8)	92,806

Managed Services and Processing:
North America(1)	170,600	25.4	136,071	155,910	16.0	134,406
Australia & New Zealand	1,312	(34.7)	2,008	1,409	(29.9)	2,010
Average number of transacting ATMs – Managed services and processing	171,912	24.5	138,079	157,319	15.3	136,416

Total average number of transacting ATMs	261,466	13.9	229,500	246,561	7.6	229,222

Total transactions (in thousands):
ATM operations	312,812	(8.0)	339,911	617,671	(6.5)	660,866
Managed services and processing, net	339,758	17.6	288,812	617,816	10.1	561,282
Total transactions	652,570	3.8	628,723	1,235,487	1.1	1,222,148

Total cash withdrawal transactions (in thousands):
ATM operations	207,621	(6.0)	220,977	408,634	(4.3)	426,809

Per ATM per month amounts (excludes managed services and processing):
Cash withdrawal transactions	773	(4.1)	806	763	(0.4)	766

ATM operating revenues (2)	$1,106	0.1	$1,105	$1,076	0.3	$1,073
Cost of ATM operating revenues (2) (3)	724	(2.9)	746	726	(1.1)	734
ATM adjusted operating gross profit (2) (3)	$382	6.4%	$359	$350	3.2%	$339

ATM adjusted operating gross profit margin	34.5%		32.5%	32.5%		31.6%

(1)
During the three months ended June 30, 2019, the Company completed the acquisition of ATM processing contracts that will provide transaction processing services for approximately 62,000 ATMs. This transaction added approximately 31,000 and 18,000 ATMs to the average number of transacting ATMs for the three and six months ended June 30th, 2019, respectively.

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

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, excluding percentages)
North America
ATM operating revenues	$199,536	$197,478	1.0%	$390,582	$393,227	(0.7)%
ATM product sales and other revenues	15,679	9,628	62.8	28,881	23,760	21.6
North America total revenues	215,215	207,106	3.9	419,463	416,987	0.6
Europe & Africa
ATM operating revenues	101,501	105,809	(4.1)	190,179	201,990	(5.8)
ATM product sales and other revenues	1,969	2,041	(3.5)	4,216	4,304	(2.0)
Europe & Africa total revenues	103,470	107,850	(4.1)	194,395	206,294	(5.8)
Australia & New Zealand
ATM operating revenues	24,726	29,024	(14.8)	50,517	59,661	(15.3)
ATM product sales and other revenues	92	97	(5.2)	311	155	100.6
Australia & New Zealand total revenues	24,818	29,121	(14.8)	50,828	59,816	(15.0)

Eliminations	(2,682)	(3,090)	(13.2)	(5,595)	(5,926)	(5.6)

Total ATM operating revenues	323,081	329,221	(1.9)	625,683	648,952	(3.6)
Total ATM product sales and other revenues	17,740	11,766	50.8	33,408	28,219	18.4
Total revenues	$340,821	$340,987	—%	$659,091	$677,171	(2.7)%
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
ATM operating revenues. ATM operating revenues during the three months ended June 30, 2019 decreased $6.1 million, or 1.9%, compared to the same period of 2018. The decrease was primarily a result of foreign currency exchange rate movements impacting the results of our Europe & Africa and Australia & New Zealand segments. Absent the foreign currency exchange rate movements, our ATM operating revenues would have increased $3.4 million, or 1.0% due to the expansion of our surcharge-free network and bank-branding revenues and higher transaction processing revenues in the U.S., the increase in the number of transacting ATMs and transaction activity from new placement agreements in Europe & Africa, partially offset by the impact of the two 5% decreases in the LINK interchange rate in the U.K. that came into effect on July 1, 2018 and January 1, 2019 as well as the decline in the number of transacting ATMs deployed in the U.K. and Australia & New Zealand.

The following table details, by segment, the changes in the various components of ATM operating revenues:

	Three Months Ended June 30,
	2019	2018	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$88,234	$90,687	$(2,453)	(2.7)%
Interchange revenues	34,286	35,819	(1,533)	(4.3)
Bank-branding and surcharge-free network revenues	48,538	43,990	4,548	10.3
Managed services and processing revenues	28,478	26,982	1,496	5.5
North America total ATM operating revenues	199,536	197,478	2,058	1.0
Europe & Africa
Surcharge revenues	44,427	30,888	13,539	43.8
Interchange revenues	54,423	72,412	(17,989)	(24.8)
Bank-branding and surcharge-free network revenues	483	—	483	—
Managed services and processing revenues	2,168	2,509	(341)	(13.6)
Europe & Africa total ATM operating revenues	101,501	105,809	(4,308)	(4.1)
Australia & New Zealand
Surcharge revenues	19,776	22,679	(2,903)	(12.8)
Interchange revenues	1,198	1,064	134	12.6
Managed services and processing revenues	3,752	5,281	(1,529)	(29.0)
Australia & New Zealand total ATM operating revenues	24,726	29,024	(4,298)	(14.8)
Eliminations	(2,682)	(3,090)	408	(13.2)
Total ATM operating revenues	$323,081	$329,221	$(6,140)	(1.9)%
North America. For the three months ended June 30, 2019, our ATM operating revenues in our North America segment increased $2.1 million, or 1.0%, compared to the same period of 2018. The increase was primarily attributable to the U.S. with the expansion of the surcharge-free network and bank-branding revenues, higher same-store withdrawals, higher transaction processing revenues, partially offset by lower surcharge and interchange revenues due to a lower number of transacting ATMs.
Europe & Africa. For the three months ended June 30, 2019, our ATM operating revenues in our Europe & Africa segment decreased $4.3 million, or 4.1%, compared to the same period of 2018. Our ATM operating revenues would have been higher by approximately $6.4 million for the three months ended June 30, 2019, absent the foreign currency exchange rate movements. Adjusted for foreign currency movements, ATM operating revenues increased 2.0% due to an increase in the number of transacting ATMs and transaction activity from new ATM placement agreements in Spain, South Africa, and Germany, partially offset by the impact of the two 5% decreases in the LINK interchange rate in the U.K. that came into effect on July 1, 2018 and January 1, 2019, as well as fewer transacting ATMs in the U.K. In addition, the transition of a portion of our U.K. ATMs to pay-to-use resulted in higher surcharge revenues partially offsetting the lower interchange revenues. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.
Australia & New Zealand. For the three months ended June 30, 2019, our ATM operating revenues in our Australia & New Zealand segment decreased $4.3 million, or 14.8%, compared to the same period of 2018. Approximately $2.0 million of this decline was a result of foreign currency exchange rate movements with the remainder due to a reduction in the number of transacting ATMs and fewer transactions per ATM.
ATM product sales and other revenues. For the three months ended June 30, 2019, our ATM product sales and other revenues increased 50.8% compared to the same period of 2018. The increase was primarily related to higher equipment sales in the U.S.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

ATM operating revenues. ATM operating revenues during the six months ended June 30, 2019 decreased $23.3 million, or 3.6%, compared to the same period of 2018. The decrease was primarily a result of foreign currency exchange rate movements impacting the results of our Europe & Africa and Australia & New Zealand segments. Absent the foreign currency exchange rate movements, our ATM operating revenues would have decreased $2.6 million or 0.4%. This constant-currency decrease was impacted by the termination of the 7-Eleven contract in the U.S. and the removal of ATM's at 7-Eleven locations that contributed $5.4 million to ATM operating revenues in the first two months of 2018. The decrease was also impacted by the two 5% decreases in the LINK interchange rate in the U.K. that came into effect on July 1, 2018 and January 1, 2019 and a reduction in the number of transacting ATMs deployed in the U.K and Australia & New Zealand. The impact of these factors were mostly offset by the expansion of our surcharge-free network and bank-branding revenues and higher transaction processing revenues in the U.S., and the increase in the number of transacting ATMs and transaction activity from new placement agreements in Europe & Africa.

The following table details, by segment, the changes in the various components of ATM operating revenues:

	Six Months Ended June 30,
	2019	2018	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$173,344	$179,801	$(6,457)	(3.6)%
Interchange revenues	68,665	71,638	(2,973)	(4.2)
Bank-branding and surcharge-free network revenues	94,411	88,437	5,974	6.8
Managed services and processing revenues	54,162	53,351	811	1.5
North America total ATM operating revenues	390,582	393,227	(2,645)	(0.7)
Europe & Africa
Surcharge revenues	75,472	57,057	18,415	32.3
Interchange revenues	109,731	139,870	(30,139)	(21.5)
Bank-branding and surcharge-free network revenues	483	—	483	—
Managed services and processing revenues	4,493	5,063	(570)	(11.3)
Europe & Africa total ATM operating revenues	190,179	201,990	(11,811)	(5.8)
Australia & New Zealand
Surcharge revenues	40,444	46,749	(6,305)	(13.5)
Interchange revenues	2,501	2,189	312	14.3
Managed services and processing revenues	7,572	10,723	(3,151)	(29.4)
Australia & New Zealand total ATM operating revenues	50,517	59,661	(9,144)	(15.3)
Eliminations	(5,595)	(5,926)	331	(5.6)
Total ATM operating revenues	$625,683	$648,952	$(23,269)	(3.6)%

North America. For the six months ended June 30, 2019, our ATM operating revenues in our North America segment decreased $2.6 million, or 0.7%, compared to the same period of 2018. The decrease was attributable to the termination of the 7-Eleven contract in the U.S. and the removal of ATMs at 7-Eleven locations that contributed approximately $5.4 million in ATM operating revenues in the first two months of 2018. This decrease was partially offset by revenue growth in the U.S. resulting from growth in bank-branding and surcharge-free network revenues, higher transaction processing revenues, and higher same-store withdrawal transactions.

Europe & Africa. For the six months ended June 30, 2019, our ATM operating revenues in our Europe & Africa segment decreased $11.8 million, or 5.8%, compared to the same period of 2018. Our ATM operating revenues would have been higher by approximately $13.2 million for the six months ended June 30, 2019, absent the foreign currency exchange rate movements. Adjusted for foreign currency movements, ATM operating revenues increased 0.7% due to an increase in the number of transacting ATMs and transaction activity from new placement agreements in Spain, South Africa, and Germany, partially offset by the impact of the two 5% decreases in the LINK interchange rate in the U.K. that came into effect on July 1, 2018 and January 1, 2019 as well as a reduction in the number of transacting ATMs deployed in the U.K. In addition, the transition of U.K. ATMs to pay-to-use resulted in higher surcharge revenues partially offsetting the lower interchange revenues. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.
Australia & New Zealand. For the six months ended June 30, 2019, our ATM operating revenues in our Australia & New Zealand segment decreased $9.1 million, or 15.3%, compared to the same period of 2018. Approximately $4.6 million of this decline was a result of foreign currency exchange rate movements with the remainder due to a reduction in the number of transacting ATMs and fewer transactions per ATM.
ATM product sales and other revenues. For the six months ended June 30, 2019, our ATM product sales and other revenues increased 18.4% compared to the same period of 2018. The increase was primarily related to higher equipment sales in the U.S.
Cost of Revenues (exclusive of depreciation, accretion, and amortization of intangible assets)

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, excluding percentages)
North America
Cost of ATM operating revenues	$130,125	$131,125	(0.8)%	$257,275	$264,990	(2.9)%
Cost of ATM product sales and other revenues	13,039	9,068	43.8	23,797	20,590	15.6
North America total cost of revenue	143,164	140,193	2.1	281,072	285,580	(1.6)
Europe & Africa
Cost of ATM operating revenues	62,543	65,263	(4.2)	125,096	126,897	(1.4)
Cost of ATM product sales and other revenues	1,000	780	28.2	1,856	1,676	10.7
Europe & Africa total cost of revenues	63,543	66,043	(3.8)	126,952	128,573	(1.3)
Australia & New Zealand
Cost of ATM operating revenues	17,653	21,792	(19.0)	36,703	44,389	(17.3)
Cost of ATM product sales and other revenues	262	238	10.1	573	582	(1.5)
Australia & New Zealand total cost of revenues	17,915	22,030	(18.7)	37,276	44,971	(17.1)
Corporate total cost of revenues	366	91	302.2	627	175	258.3

Eliminations	(2,606)	(2,918)	(10.7)	(5,462)	(5,608)	(2.6)

Cost of ATM operating revenues	208,081	215,353	(3.4)	414,239	430,843	(3.9)
Cost of ATM product sales and other revenues	14,301	10,086	41.8	26,226	22,848	14.8
Total cost of revenues	$222,382	$225,439	(1.4)%	$440,465	$453,691	(2.9)%
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) during the three months ended June 30, 2019 decreased $7.3, or 3.4%, compared to the same period of 2018. Consistent with the decrease in ATM operating revenue, the decrease in Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) was primarily a result of foreign currency exchange rate movements, lower merchant commissions, fewer company-owned ATMs in the U.K. and Australia & New Zealand, partially offset by a reduction in our estimated U.K. business rates (property taxes) on ATMs in the same period of 2018.

The following table details, by segment, the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Three Months Ended June 30,
	2019	2018	Change	% Change
	(In thousands, excluding percentages)
North America
Merchant commissions	$63,228	$66,118	$(2,890)	(4.4)%
Vault cash rental	12,509	12,034	475	3.9
Other costs of cash	15,182	13,973	1,209	8.7
Repairs and maintenance	13,298	11,214	2,084	18.6
Communications	2,734	4,027	(1,293)	(32.1)
Transaction processing	2,344	1,433	911	63.6
Employee costs	7,913	9,054	(1,141)	(12.6)
Other expenses	12,917	13,272	(355)	(2.7)
North America total cost of ATM operating revenues	130,125	131,125	(1,000)	(0.8)
Europe & Africa
Merchant commissions	24,182	27,410	(3,228)	(11.8)
Vault cash rental	3,833	3,544	289	8.2
Other costs of cash	6,381	6,092	289	4.7
Repairs and maintenance	3,371	3,525	(154)	(4.4)
Communications	2,906	3,254	(348)	(10.7)
Transaction processing	5,688	5,790	(102)	(1.8)
Employee costs	10,759	11,630	(871)	(7.5)
Other expenses	5,423	4,018	1,405	35.0
Europe & Africa total cost of ATM operating revenues	62,543	65,263	(2,720)	(4.2)
Australia & New Zealand
Merchant commissions	9,656	12,369	(2,713)	(21.9)
Vault cash rental	1,727	2,115	(388)	(18.3)
Other costs of cash	1,789	1,875	(86)	(4.6)
Repairs and maintenance	1,745	2,430	(685)	(28.2)
Communications	649	852	(203)	(23.8)
Transaction processing	482	599	(117)	(19.5)
Employee costs	1,133	1,357	(224)	(16.5)
Other expenses	472	195	277	142.1
Australia & New Zealand total cost of ATM operating revenues	17,653	21,792	(4,139)	(19.0)
Corporate	366	91	275	302.2
Eliminations	(2,606)	(2,918)	312	(10.7)
Total cost of ATM operating revenues	$208,081	$215,353	$(7,272)	(3.4)%
North America. For the three months ended June 30, 2019, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our North America segment decreased $1.0 million, or 0.8%, compared to the same period of 2018. The decrease was primarily attributable to lower merchant commissions, lower communications costs, and improved operational efficiency as a result of the 2017 and 2018 Restructuring Plan, partially offset by an increase in repairs and maintenance costs.

Europe & Africa. For the three months ended June 30, 2019, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Europe & Africa segment decreased by $2.7 million, or 4.2%, compared to the same period of 2018. Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased 1.9% as a result of the additional transacting ATMs and transaction activity from new placement agreements in Spain, South Africa and Germany as well as a reduction in our estimated U.K. business rates (property taxes) on ATMs in the same period of 2018.
Australia & New Zealand. For the three months ended June 30, 2019, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Australia & New Zealand segment decreased $4.1 million, or 19.0%, compared to the same period of 2018 primarily due to foreign currency exchange rate movements, a reduction in the number of transacting ATMs, and fewer transactions per ATM. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.
Cost of ATM product sales and other revenues. For the three months ended June 30, 2019, our cost of ATM product sales and other revenues increased 41.8% from the same period of 2018 which is directionally consistent with the increase in revenue from ATM product sales primarily in the U.S.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) during the six months ended June 30, 2019 decreased $16.6 million, or 3.9%, compared to the same period of 2018. Consistent with the decrease in ATM operating revenues, the decrease in Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) was primarily a result of foreign currency exchange rate movements, lower merchant commissions, fewer company-owned ATMs in the U.K. and Australia & New Zealand, the realization of improved operational efficiency as a result of the 2017 and 2018 Restructuring Plan, partially offset by a reduction in our estimated U.K. business rates (property taxes) on ATMs in the same period of 2018.
The following table details, by segment, the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Six Months Ended June 30,
	2019	2018	Change	% Change
	(In thousands, excluding percentages)
North America
Merchant commissions	$125,478	$132,700	$(7,222)	(5.4)%
Vault cash rental	24,748	24,516	232	0.9
Other costs of cash	30,798	30,070	728	2.4
Repairs and maintenance	25,751	21,973	3,778	17.2
Communications	6,452	8,185	(1,733)	(21.2)
Transaction processing	3,754	3,032	722	23.8
Employee costs	15,487	17,923	(2,436)	(13.6)
Other expenses	24,807	26,591	(1,784)	(6.7)
North America total cost of ATM operating revenues	257,275	264,990	(7,715)	(2.9)
Europe & Africa
Merchant commissions	47,610	53,176	(5,566)	(10.5)
Vault cash rental	7,432	6,962	470	6.8
Other costs of cash	12,262	12,705	(443)	(3.5)
Repairs and maintenance	7,477	7,546	(69)	(0.9)
Communications	5,881	6,651	(770)	(11.6)
Transaction processing	11,140	10,917	223	2.0
Employee costs	21,749	22,761	(1,012)	(4.4)
Other expenses	11,545	6,179	5,366	86.8
Europe & Africa total cost of ATM operating revenues	125,096	126,897	(1,801)	(1.4)
Australia & New Zealand
Merchant commissions	19,898	24,998	(5,100)	(20.4)
Vault cash rental	3,756	4,381	(625)	(14.3)
Other costs of cash	3,601	3,816	(215)	(5.6)
Repairs and maintenance	3,736	4,930	(1,194)	(24.2)
Communications	1,401	1,850	(449)	(24.3)
Transaction processing	996	1,276	(280)	(21.9)
Employee costs	2,342	2,689	(347)	(12.9)
Other expenses	973	449	524	116.7
Australia & New Zealand total cost of ATM operating revenues	36,703	44,389	(7,686)	(17.3)
Corporate	627	175	452	258.3
Eliminations	(5,462)	(5,608)	146	(2.6)
Total cost of ATM operating revenues	$414,239	$430,843	$(16,604)	(3.9)%
North America. For the six months ended June 30, 2019, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our North America segment decreased $7.7 million, or 2.9%, compared to the same period of 2018. The decrease was primarily attributable to the decline in ATM operating revenues associated with the removal of ATMs in the 7-Eleven locations in the U.S, lower merchant commissions, lower communications costs, and improved operational efficiency as a result of the 2017 and 2018 Restructuring Plan, partially offset by an increase in repairs and maintenance costs.
Europe & Africa. For the six months ended June 30, 2019, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Europe & Africa segment decreased by $1.8 million, or 1.4%, compared to the same period of 2018. Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased 5.4% as a result of the additional transacting ATMs and transaction activity from new placement agreements in Spain, South Africa and Germany as well as a reduction in our estimated U.K. business rates (property taxes) on ATMs in the same period of 2018.

Australia & New Zealand. For the six months ended June 30, 2019, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Australia & New Zealand segment decreased $7.7 million, or 17.3%, compared to the same period of 2018 primarily due to foreign currency exchange rate movements, the decline in the number of transacting ATMs, and fewer transactions per ATM. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.
Cost of ATM product sales and other revenues. For the six months ended June 30, 2019, our cost of ATM product sales and other revenues increased 14.8% from the same period of 2018 which is directionally consistent with the increase in revenue from ATM product sales primarily in the US.
Selling, General, and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, excluding percentages)
Selling, general, and administrative expenses	$37,111	$37,505	(1.1)%	$76,548	$76,885	(0.4)%
Share-based compensation expense	4,884	3,423	42.7	9,107	5,783	57.5
Total selling, general, and administrative expenses	$41,995	$40,928	2.6%	$85,655	$82,668	3.6%

Percentage of total revenues:
Selling, general, and administrative expenses	10.9%	11.0%		11.6%	11.4%
Share-based compensation expense	1.4%	1.0%		1.4	0.9%
Total selling, general, and administrative expenses	12.3%	12.0%		13.0%	12.2%
Selling, general, and administrative expenses (“SG&A expenses”), excluding share-based compensation expense. For the three and six months ended June 30, 2019, SG&A expenses, excluding share-based compensation expense, remained relatively flat compared to the same periods of 2018.
Share-based compensation expense. For the three and six months ended June 30, 2019, share-based compensation expense increased $1.5 million and $3.3 million, respectively, compared to the same periods of 2018. This increase is a result of the amount, timing and terms of share-based payment awards granted during the periods, net of estimated forfeitures.  For additional information related to share-based compensation expense, see Item 1. Financial Statements, Note 4. Share-based Compensation.
Restructuring Expenses
 During 2017 and 2018, we implemented a global corporate reorganization and cost reduction initiative (the "2017 and 2018 Restructuring Plan”), intended to improve our cost structure and operating efficiency. The 2017 and 2018 Restructuring Plan included workforce reductions, facilities closures, contract terminations, and other cost reduction measures. During the three and six months ended June 30, 2018, we implemented additional workforce reductions in an effort to continue our cost reduction initiative and thereby improve our cost structure and operating efficiency.
During the three months ended June 30, 2019, we incurred $3.5 million of pre-tax charges primarily consisting of professional fees, employee severance costs, and facility costs related to the 2019 Restructuring Plan.
For additional information, see Item 1. Financial Statements, Note 1. General and Basis of Presentation – (d) Restructuring Expenses.
Acquisition Related Expenses

Acquisition related expenses. During the three and six months ended June 30, 2018, we incurred acquisition expenses of $.9 million and $2.6 million, respectively, related primarily to employee severance and lease termination costs related to the DCPayments acquisition.

Depreciation and Accretion Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, excluding percentages)
Depreciation and accretion expense	$33,205	$31,764	4.5%	$66,178	$62,806	5.4%

Percentage of total revenues	9.7%	9.3%		10.0%	9.3%
Depreciation and accretion expense. For the three and six months ended June 30, 2019, depreciation and accretion expense increased $1.4 million, or 4.5% and $3.4 million, or 5.4%, respectively, compared to the same periods of 2018. This increase was primarily due to the timing of capital additions in the ordinary course of business.
Amortization of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, excluding percentages)
Amortization of intangible assets	$12,591	$13,498	(6.7)%	$25,003	$27,269	(8.3)%

Percentage of total revenues	3.7%	4.0%		3.8%	4.0%
Amortization of intangible assets. For the three and six months ended June 30, 2019, amortization of intangible assets decreased by $0.9, or 6.7%, and $2.3 million, or 8.3%, respectively, compared to the same periods of 2018. This decrease was primarily due to the timing of the related intangible assets becoming fully amortized.
Loss on Disposal and Impairment of Assets

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, excluding percentages)
Loss on disposal and impairment of assets	$1,496	$9,697	(84.6)%	$2,464	$15,117	(83.7)%

Percentage of total revenues	0.4%	2.8%		0.4%	2.2%
Loss on disposal and impairment of assets. During the three and six months ended June 30, 2019, we recognized losses of approximately $1.5 million, and $2.5 million, respectively, related to the disposal of ATM assets in the normal course of business. During the three and six months ended June 30, 2018, losses were primarily driven by ATM asset impairment and disposal in the U.S. and the exit from one of our leased facilities in the U.K.
Interest Expense, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, excluding percentages)
Interest expense, net	$6,871	$9,159	(25.0)%	$13,514	$18,333	(26.3)%

Percentage of total revenues	2.0%	2.7%		2.1%	2.7%

Interest expense, net. For the three and six months ended June 30, 2019, interest expense, net, decreased $2.3 million, or 25.0%, and $4.8 million, or 26.3%, respectively, compared to the same periods of 2018. This decrease was attributable to a comparatively lower outstanding long-term debt balance and a lower weighted average interest rate following the December 2018 redemption of our $250.0 million 5.125% Senior notes. These borrowings were refinanced under our revolving credit facility with a lower interest rate. For additional information related to our outstanding borrowings, see Item 1. Financial Statements, Note 9. Long-Term Debt.
Other Expense (Income)
During the three and six months ended June 30, 2019, we recognized gains of $0.5 million and $8.7 million, respectively, in Other expense (income) to revise the estimated fair value of the acquisition related contingent consideration liability. These amounts partially offset foreign currency translation gains/losses and other non-operating costs. For additional information on the acquisition related contingent consideration, see Item 1. Financial Statements, Note 14. Fair Value Measurements.
Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, excluding percentages)
Income tax expense	$3,565	$2,586	37.9%	$6,694	$2,555	162.0

Effective tax rate	25.4%	40.7%		31.2%	72.1%
Income tax expense. The Company’s income tax expense for the three and six months ended June 30, 2019, totaled $3.6 million and $6.7 million, respectively, resulting in an effective tax rate of 25.4% and 31.2%, respectively, compared to $2.6 million for both three and six months ended June 30, 2018 resulting in an effective tax rate of 40.7% and 72.1% for the same periods. The increase in the tax expense for the three and six months ended June 30, 2019 compared to the same period of 2018 was primarily attributable to increased profits in the current period, partially offset by tax benefits from the utilization of interest deductions disallowed in the prior year.
Non-GAAP Financial Measures
DISCLOSURE OF NON-GAAP FINANCIAL INFORMATION
In order to assist readers of our consolidated financial statements in understanding the operating results that management uses to evaluate the business and for financial planning purposes, we present the following non-GAAP measures as a complement to financial results prepared in accordance with U.S. GAAP: EBITDA, Adjusted EBITDA, Adjusted EBITA, Adjusted Net Income, Adjusted Net Income per diluted share, Adjusted Free Cash Flow, and certain other results presented on a constant-currency basis. We believe that the presentation of these measures and the identification of notable, non-cash, non-operating costs and/or (if applicable in a particular period) certain costs not anticipated to occur in future periods enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years. We also believe that these measures are relevant and provide useful information widely used by analysts, investors and other interested parties in our industry to provide a baseline for evaluating and comparing our operating performance and, in the case of free cash flow, our liquidity results. We use these non-GAAP financial measures in managing and measuring the performance of our business, including setting and measuring incentive based compensation for management.
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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin
EBITDA is calculated by adding interest expense, income tax expense, depreciation and accretion and amortization to net income. EBITDA and Adjusted EBITDA exclude these items as these amounts can vary substantially from company to company within the Company’s industry depending upon capital structures, tax jurisdictions, accounting methods, the book values of assets and the methods by which the assets were acquired. Adjusted EBITDA also excludes certain non-cash, non-operating costs and/or (if applicable in a particular period) certain costs not anticipated to occur in future periods. These excluded items consist of share-based compensation expense, acquisition and divestiture-related expenses, restructuring expenses, gains or losses on disposal and impairment of assets and other income and expense. Adjusted EBITDA is also calculated to exclude amounts attributable to noncontrolling interests. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by total revenues.
Adjusted Net Income, Adjusted Net Income per Diluted Share, and Adjusted Tax Rate
Adjusted Net Income represents net income computed in accordance with U.S. GAAP, before amortization of intangible assets and deferred financing costs, gains or losses on disposal and impairment of assets, share-based compensation expense, certain other income and expense amounts, acquisition related expenses, certain non-operating expenses, and (if applicable in a particular period) certain costs not anticipated to occur in future periods (together, the “Adjustments”). The non-GAAP tax rate used to calculate Adjusted Net Income was approximately 22.7% and 23.2% for the three and six months ended June 30, 2019, respectively, and 24.5% and 25.1% for the three and six months ended June 30, 2018, respectively. The non-GAAP tax rates represent the GAAP tax rate for the period as adjusted by the estimated tax impact of the items adjusted from the measure. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by weighted average diluted shares outstanding.
Adjusted Free Cash Flow
Adjusted Free Cash Flow is defined as cash provided by operating activities less the impact of changes in restricted cash due to the timing of payments of restricted cash liabilities and less payments for capital expenditures, including those financed through direct debt, but excluding acquisitions. The Adjusted Free Cash Flow measure does not take into consideration certain other non-discretionary cash requirements such as mandatory principal payments on portions of our long-term debt.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to controlling interests and available to common shareholders	$10,471	$3,767	$14,790	$999
Adjustments:
Interest expense, net	6,871	9,159	13,514	18,333
Amortization of deferred financing costs and note discount	3,330	3,355	6,622	6,663
Income tax expense	3,565	2,586	6,694	2,555
Depreciation and accretion expense	33,205	31,764	66,178	62,806
Amortization of intangible assets	12,591	13,498	25,003	27,269
EBITDA	70,033	64,129	132,801	118,625

Add back:
Loss on disposal and impairment of assets	1,496	9,697	2,464	15,117
Other expense (income) (1)	1,456	(2,187)	(5,751)	(27)
Noncontrolling interests (2)	16	18	31	19
Share-based compensation expense	5,250	3,513	9,734	5,958
Restructuring expenses (3)	3,463	2,063	3,463	4,476
Acquisition related expenses (4)	—	913	—	2,633
Adjusted EBITDA	81,714	78,146	142,742	146,801
Less:
Depreciation and accretion expense (5)	33,205	31,764	66,178	62,805
Adjusted EBITA	48,509	46,382	76,564	83,996
Less:
Interest expense, net	6,871	9,159	13,514	18,333
Adjusted pre-tax income	41,638	37,223	63,050	65,663
Income tax expense (6)	9,452	9,120	14,634	16,481
Adjusted Net Income	$32,186	$28,103	$48,416	$49,182

Adjusted Net Income per share – basic	$0.70	$0.61	$1.05	$1.07
Adjusted Net Income per share – diluted	$0.69	$0.61	$1.04	$1.06

Weighted average shares outstanding – basic	46,180,161	45,927,732	46,201,842	45,880,661
Weighted average shares outstanding – diluted	46,601,488	46,378,813	46,620,147	46,357,776

(1)	Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition related contingent consideration, and other non-operating costs.

(2)	Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of one of its Mexican subsidiaries.

(3)
For the three and six months ended June 30, 2019, expenses include professional fees, employee severance costs, and facility costs related to the 2019 Restructuring Plan. For the three and six months ended June 30, 2018, expenses include employee severance and other costs incurred in conjunction with a corporate reorganization and cost reduction initiative.

(4)	For the three and six months ended June 30, 2018, expenses primarily include employee severance costs and lease termination costs related to the DCPayments acquisition.

(5)	Amounts exclude a portion of the expenses incurred by one of its Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.

(6)
For the three and six months ended June 30, 2019, the non-GAAP tax rate used to calculate Adjusted Net Income was 22.7% and 23.2%, respectively, and 24.5% and 25.1% for the three and six months ended June 30, 2018, respectively, which represents the Company’s GAAP tax rate as adjusted for the net tax effects related to the items excluded from Adjusted Net Income.

Reconciliation of U.S. GAAP Revenue to Constant-Currency Revenue
(in thousands, excluding percentages)

Consolidated revenue:	Three Months Ended June 30,
	2019			2018	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$323,081	$9,528	$332,609	$329,221	(1.9)%	1.0%
ATM product sales and other revenues	17,740	226	17,966	11,766	50.8	52.7
Total revenues	$340,821	$9,754	$350,575	$340,987	—%	2.8%

	Six Months Ended June 30,
	2019			2018	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$625,683	$20,655	$646,338	$648,952	(3.6)%	(0.4)%
ATM product sales and other revenues	33,408	517	33,925	28,219	18.4	20.2
Total revenues	$659,091	$21,172	$680,263	$677,171	(2.7)%	0.5%

North America revenue:	Three Months Ended June 30,
	2019			2018	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$199,536	$1,150	$200,686	$197,478	1.0%	1.6%
ATM product sales and other revenues	15,679	55	15,734	9,628	62.8	63.4
Total revenues	$215,215	$1,205	$216,420	$207,106	3.9%	4.5%

	Six Months Ended June 30,
	2019			2018	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$390,582	$2,823	$393,405	$393,227	(0.7)%	—%
ATM product sales and other revenues	28,881	113	28,994	23,760	21.6	22.0
Total revenues	$419,463	$2,936	$422,399	$416,987	0.6%	1.3%

Europe & Africa revenue:	Three Months Ended June 30,
	2019			2018	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$101,501	$6,386	$107,887	$105,809	(4.1)%	2.0%
ATM product sales and other revenues	1,969	164	2,133	2,041	(3.5)	4.5
Total revenues	$103,470	$6,550	$110,020	$107,850	(4.1)%	2.0%

	Six Months Ended June 30,
	2019			2018	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$190,179	$13,184	$203,363	$201,990	(5.8)%	0.7%
ATM product sales and other revenues	4,216	378	4,594	4,304	(2.0)	6.7
Total revenues	$194,395	$13,562	$207,957	$206,294	(5.8)%	0.8%

Australia & New Zealand revenue:	Three Months Ended June 30,
	2019			2018	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$24,726	$1,993	$26,719	$29,024	(14.8)%	(7.9)%
ATM product sales and other revenues	92	7	99	97	(5.2)	2.1
Total revenues	$24,818	$2,000	$26,818	$29,121	(14.8)%	(7.9)%

	Six Months Ended June 30,
	2019			2018	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$50,517	$4,648	$55,165	$59,661	(15.3)%	(7.5)%
ATM product sales and other revenues	311	27	338	155	100.6	118.1
Total revenues	$50,828	$4,675	$55,503	$59,816	(15.0)%	(7.2)%

Reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per diluted share on a Non-GAAP basis to Constant-Currency (in thousands, excluding percentages and per share amounts)

	Three Months Ended June 30,
	2019			2018	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency
Adjusted EBITDA	$81,714	$2,340	$84,054	$78,146	4.6%	7.6%
Adjusted Net Income	32,186	911	33,097	28,103	14.5	17.8
Adjusted Net Income per share – diluted (2)	$0.69	$0.02	$0.71	$0.61	13.1%	16.4%

	Six Months Ended June 30,
	2019			2018	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency
Adjusted EBITDA	$142,742	$4,400	$147,142	$146,801	(2.8)%	0.2%
Adjusted Net Income	48,416	1,413	49,829	49,182	(1.6)	1.3
Adjusted Net Income per share – diluted (2)	$1.04	$0.03	$1.07	$1.06	(1.9)%	0.9%

(1)
As reported on the Reconciliation of Net Income (Loss) Attributable to Controlling Interests and Available to Common Shareholders to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income above.

(2)
Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by the weighted average diluted shares outstanding of 46,601,488 and 46,378,813 for the three months ended June 30, 2019 and 2018, respectively, and 46,620,147 and 46,357,776 for the six months ended June 30, 2019 and 2018, respectively.

Reconciliation of Adjusted Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net cash provided by operating activities	$77,035	$60,342	$55,230	$109,775
Restricted cash settlement activity (1)	(1,167)	(1,111)	70,354	(25,349)
Adjusted net cash provided by operating activities	75,868	59,231	125,584	84,426
Net cash used in investing activities, excluding acquisitions (2)	(25,746)	(25,943)	(55,053)	(46,682)
Adjusted free cash flow	$50,122	$33,288	$70,531	$37,744

(1)
Restricted cash settlement activity represents the change in our restricted cash excluding the portion of the change that is attributable to foreign exchange and disclosed as part of the effect of exchange rate changes on cash, cash equivalents, and restricted cash in the accompanying Consolidated Statements of Cash Flows. Restricted cash primarily consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers that are pledged for a particular use or restricted to support these obligations.

(2)
Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and other assets. Additionally, capital expenditure amounts for one of our Mexican subsidiaries are reflected gross of any noncontrolling interest amounts.

Liquidity and Capital Resources
Overview
As of June 30, 2019, we had $ 33.5 million in cash and cash equivalents and $778.6 million in outstanding long-term debt.
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
Operating Activities
Net cash provided by operating activities totaled $55.2 million during the six months ended June 30, 2019, compared to net cash provided by operating activities of $109.8 million during the same period of 2018. The decrease in net cash provided by operating activities during the six months relative to the prior year was primarily attributable to the changes in restricted cash during the periods due to the timing of payments of restricted cash liabilities. Excluding changes in restricted cash, our cash flows from operating activities were up $41.2 million as a result of lower interest payments and favorable working capital changes. See Reconciliation of Adjusted Free Cash Flow within our discussion of Non-GAAP Financial Measures above.
Investing Activities
Net cash used in investing activities totaled $64.2 million during the six months ended June 30, 2019, compared to net cash used in investing activities of $46.7 million during the same period of 2018. The change in net cash used in investing activities during the six months relative to the prior year was related to a higher level of capital expenditures during 2019 and $9.1 million related to an acquisition in 2019.
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
Financing Activities
Net cash used in financing activities totaled $67.9 million during the six months ended June 30, 2019, compared to cash used in financing activities of $48.0 million during the same period of 2018. During the six months ended June 30, 2019 we used $20.1 million to repurchase 677,679 Class A ordinary shares and used excess available cash to pay down borrowings under our revolving credit facility.
For information related to our financing facilities, see Item 1. Financial Statements, Note 9. Long-term Debt.
New Accounting Pronouncements
For information related to accounting pronouncements not yet adopted during 2019, see Item 1. Financial Statements, Note 2. New Accounting Pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2018 Form 10-K.
We are exposed to certain risks related to our ongoing business operations, including interest rate risk associated with our vault cash rental obligations and, to a lesser extent, borrowings under our revolving credit facility. The following quantitative and qualitative information is provided about financial instruments to which we were a party at June 30, 2019 and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
Outstanding Interest Rate Derivatives Associated with Vault Cash Rental Obligations
North America – Interest Rate Swap Contracts

Notional Amounts U.S. $	Weighted Average Fixed Rate	Notional Amounts CAD$		Weighted Average Fixed Rate	Term
(In millions)		(In millions)
$1,000	2.06%	CAD	$125	2.46%	July 1, 2019 – December 31, 2019
$1,000	2.06%	CAD	$125	2.46%	January 1, 2020 – December 31, 2020
$600	1.95%	CAD	$125	2.46%	January 1, 2021 – December 31, 2021
$400	1.46%				January 1, 2022 – December 31, 2022
North America - Interest Rate Cap Contracts

Notional Amounts U.S. $	Cap Rate (1)	Term
(In millions)
$200	3.25%	January 1, 2021 – December 31, 2023
(1) Maximum amount of interest to be paid each year as per terms of cap. Cost of cap is amortized through vault cash rental expense over term of cap.

Europe & Africa – Interest Rate Swap Contracts

Notional Amounts U.K. £	Weighted Average Fixed Rate	Term
(In millions)
£550	0.90%	July 1, 2019 – December 31, 2019
£500	0.94%	January 1, 2020 – December 31, 2020
£500	0.94%	January 1, 2021 – December 31, 2021
£500	0.94%	January 1, 2022 – December 31, 2022
Australia & New Zealand – Interest Rate Swap Contracts

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$150	1.95%	July 1, 2019 – December 31, 2019
$100	1.95%	January 1, 2020 – December 31, 2020

Summary of Interest Rate Exposure on Average Outstanding Vault Cash
The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in North America based on our average outstanding vault cash balance and interest rate derivatives for the quarter ended June 30, 2019 and assuming a 100 basis point increase in interest rates (in millions):

North America
Average outstanding vault cash balance	$1,737
Interest rate swap contracts fixed notional amount	(1,093)
Residual unhedged outstanding vault cash balance	$644

Additional annual interest incurred on 100 basis point increase	$6.44
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
The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Europe & Africa based on our average outstanding vault cash balance for the quarter ended June 30, 2019 and assuming a 100 basis point increase in interest rates (in millions):

Europe & Africa
Average outstanding vault cash balance	$1,133
Interest rate swap contracts fixed notional amount	(707)
Residual unhedged outstanding vault cash balance	$426

Additional annual interest incurred on 100 basis point increase	$4.26

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Australia based on our average outstanding vault cash balance for the quarter ended June 30, 2019 and assuming a 100 basis point increase in interest rates (in millions):

Australia
Average outstanding vault cash balance	$236
Interest rate swap contracts fixed notional amount	(105)
Residual unhedged outstanding vault cash balance	$131

Additional annual interest incurred on 100 basis point increase	$1.31
As of June 30, 2019, we had an asset of $1.8 million and a liability of $19.1 million recorded in the accompanying Consolidated Balance Sheets related to our interest rate swap and foreign currency forward contracts, which represented the fair value asset or liability, respectively, of the interest rate swap and foreign currency forward contracts, as derivative instruments are required to be carried at fair value. The fair value estimate was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These interest rate swap and foreign currency forward contracts are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP). For each highly effective hedging relationship, the gain or loss on the derivative instrument is reported as a component of the Accumulated other comprehensive loss, net line in the accompanying Consolidated Balance Sheets. The gain or loss is reclassified into earnings in the Vault cash rental expense line in the accompanying Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings and has been forecasted into earnings.
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
Interest expense. Our interest expense is also sensitive to changes in interest rates as borrowings under our revolving credit facility accrue interest at floating rates. In November 2018, we entered into a second amended and restated credit agreement (the “Credit Agreement”) increasing the available borrowings under our revolving credit facility to $600 million.  Subsequently, on December 19, 2018, we redeemed our outstanding 2022 Notes, drawing the necessary proceeds to fund the redemption from our revolving credit facility.  As of June 30, 2019, our outstanding borrowings under our revolving credit facility, which carries a floating interest rate, were $212.8 million, the majority of which is denominated in U.K. pounds sterling. To mitigate the interest rate risk associated with these borrowings, we entered into interest rate swap contracts to effectively fix the interest rate on a portion of the expected outstanding borrowings.
Outstanding Interest Rate Derivatives Associated with Revolving Credit Facility Borrowings

Notional Amounts U.K. £	Weighted Average Fixed Rate	Term
(In millions)
£80	0.95%	July 1, 2019 – January 1, 2020
£50	0.95%	January 2, 2020 – January 1, 2021
Transition from LIBOR. We are currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates. Currently we have several debt and derivative instruments that reference LIBOR-based rates. The transition from LIBOR is expected to take place in 2021, and we will continue to assess the impact of this transition. For additional information related to the transition from LIBOR, see Part 1, Item 1A. Risk Factors - Changes in interest rates could increase our operating costs by increasing interest expense under our credit facilities and our vault cash rental costs - in our Annual Report on Form 10-K for the year ended December 31, 2018.

Foreign Currency Exchange Rate Risk
As a result of our operations in the U.K., Australia, Canada, Germany, South Africa, Mexico, Spain, Ireland, and New Zealand, we are exposed to market risk from changes in foreign currency exchange rates. The functional currencies of our international subsidiaries are their respective local currencies. The results of operations of our international subsidiaries are translated into U.S. dollars using average foreign currency exchange rates in effect during the periods in which those results are recorded and the assets and liabilities are translated using the foreign currency exchange rate in effect as of each balance sheet reporting date. These resulting translation adjustments to assets and liabilities have been reported in Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets. As of June 30, 2019, this accumulated translation loss totaled $56.9 million compared to $66.3 million as of December 31, 2018.
Our consolidated financial results were significantly impacted by changes in foreign currency exchange rates during the three months ended June 30, 2019 compared to the prior year. Our total revenues during the three and six months ended June 30, 2019 would have been higher by approximately $9.8 million and $21.2 million had the foreign currency exchange rates from the three months ended June 30, 2018 remained unchanged from the prior year. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, Euro, Mexican peso, Canadian dollar, Australian dollar, or South African rand, the effect upon our operating income would have been approximately $1.5 million and $1.6 million for the three and six months ended June 30, 2019, respectively. We entered into forward currency contracts to mitigate our exposure to changes in foreign currency exchange rates related to expected cash flows generated in currencies other than the U.S. dollar that are expected to be converted into U.S. dollars within the next twelve months.
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
Item 4. Controls and Procedures
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting

In conjunction with the evaluation described above, there have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our purchases of Class A ordinary shares during the three months ended June 30, 2019. All of the shares repurchased were canceled.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
April 1, 2019 - April 30, 2019	—	$—	—	$50,000,000
May 1, 2019 - May 31, 2019	108,094	29.97	108,094	46,760,932
June 1, 2019 - June 30, 2019	569,585	29.43	569,585	30,000,026
Total	677,679	$29.51	677,679

(1) On March 26, 2019, the Company announced a stock repurchase program, under which it is authorized to repurchase up to $50 million of its Class A ordinary shares through August 31, 2020. There were no repurchases prior to May 2019.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics plc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1*	Form equity award agreement (performance based)
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith.
** Furnished herewith.
Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDTRONICS PLC

August 1, 2019	/s/ Gary W. Ferrera
Gary W. Ferrera
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

August 1, 2019	/s/ Paul A. Gullo
Paul A. Gullo
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)