Form 10-Q
period 2019-09-30
Cardtronics plc
filed 2019-10-30
CIK 1671013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding as of October 29, 2019: 44,603,873 Ordinary shares, nominal value $0.01 per share.

CARDTRONICS PLC
When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics” we are describing Cardtronics plc and/or our subsidiaries, unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CARDTRONICS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,534	$39,940
Accounts and notes receivable, net of allowance for doubtful accounts of $4,004 and $3,005 as of September 30, 2019 and December 31, 2018, respectively	95,116	75,643
Inventory, net	13,405	11,392
Restricted cash	178,748	155,470
Prepaid expenses, deferred costs, and other current assets	71,962	84,386
Total current assets	385,765	366,831
Property and equipment, net of accumulated depreciation of $485,474 and $417,151 as of September 30, 2019 and December 31, 2018, respectively	445,857	460,187
Intangible assets, net	123,420	150,847
Goodwill	744,898	749,144
Operating lease assets	82,222	—
Deferred tax asset, net	13,410	8,658
Prepaid expenses, deferred costs, and other noncurrent assets	33,521	51,677
Total assets	$1,829,093	$1,787,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of other long-term liabilities	$46,726	$20,266
Accounts payable	44,144	39,310
Accrued liabilities	421,696	369,160
Total current liabilities	512,566	428,736

Long-term debt	752,920	818,485
Asset retirement obligations	52,949	54,413
Noncurrent operating lease liabilities	74,064	—
Deferred tax liability, net	39,160	41,198
Other long-term liabilities	49,213	67,740
Total liabilities	1,480,872	1,410,572

Commitments and contingencies (See Note 15)

Shareholders' equity:
Ordinary shares, $0.01 nominal value; 44,603,425 and 46,134,381 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	446	461
Additional paid-in capital	328,340	327,009
Accumulated other comprehensive loss, net	(93,606)	(66,877)
Retained earnings	113,141	116,276
Total parent shareholders' equity	348,321	376,869
Noncontrolling interests	(100)	(97)
Total shareholders’ equity	348,221	376,772
Total liabilities and shareholders’ equity	$1,829,093	$1,787,344
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
ATM operating revenues	$333,384	$329,837	$959,067	$978,789
ATM product sales and other revenues	18,123	10,338	51,531	38,557
Total revenues	351,507	340,175	1,010,598	1,017,346
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below. See Note 1(c))	208,860	216,849	623,099	647,692
Cost of ATM product sales and other revenues	14,922	8,680	41,148	31,528
Total cost of revenues	223,782	225,529	664,247	679,220
Operating expenses:
Selling, general, and administrative expenses	46,257	41,896	131,912	124,564
Restructuring expenses	3,583	1,058	7,046	5,534
Acquisition related expenses	—	—	—	2,633
Depreciation and accretion expense	33,466	30,647	99,644	93,453
Amortization of intangible assets	12,404	12,994	37,407	40,263
Loss on disposal and impairment of assets	637	466	3,101	15,583
Total operating expenses	96,347	87,061	279,110	282,030
Income from operations	31,378	27,585	67,241	56,096
Other expenses:
Interest expense, net	6,751	8,852	20,265	27,185
Amortization of deferred financing costs and note discount	3,377	3,397	9,999	10,060
Other income	(3,703)	(1,297)	(9,454)	(1,324)
Total other expenses	6,425	10,952	20,810	35,921
Income before income taxes	24,953	16,633	46,431	20,175
Income tax expense	4,086	7,854	10,780	10,409
Net income	20,867	8,779	35,651	9,766
Net income (loss) attributable to noncontrolling interests	3	(2)	(3)	(14)
Net income attributable to controlling interests and available to common shareholders	$20,864	$8,781	$35,654	$9,780

Net income per common share – basic	$0.46	$0.19	$0.77	$0.21
Net income per common share – diluted	$0.46	$0.19	$0.77	$0.21

Weighted average shares outstanding – basic	45,058,226	46,073,739	46,040,027	45,945,728
Weighted average shares outstanding – diluted	45,504,165	46,476,787	46,475,353	46,386,523
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$20,867	$8,779	$35,651	$9,766
Unrealized (loss) gain on interest rate swap contracts, net of deferred income tax (benefit) expense of ($583) and $1,370 for the three months ended September 30, 2019 and 2018, respectively, and ($7,860) and $7,346 for the nine months ended September 30, 2019 and 2018, respectively.	(2,798)	5,192	(29,107)	24,583
Foreign currency translation adjustments, net of deferred income tax (benefit) expense of $0 and $(164) for the three months ended September 30, 2019 and 2018, respectively, and ($242) and $85 for the nine months ended September 30, 2019 and 2018, respectively.	(6,998)	(1,144)	2,378	(24,324)
Other comprehensive (loss) income	(9,796)	4,048	(26,729)	259
Total comprehensive income	11,071	12,827	8,922	10,025
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	(5)	(3)	(14)
Comprehensive income attributable to controlling interests	$11,069	$12,832	$8,925	$10,039
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2019
	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balance as of June 30, 2019	45,645	$456	$330,131	$(83,810)	$115,197	$(101)	$361,873
Issuance of common shares for share-based compensation, net of forfeitures	12	—	—	—	—	—	—
Share-based compensation expense	—	—	5,633	—	—	—	5,633
Tax payments related to share-based compensation	—	—	(202)	—	—	—	(202)
Repurchase of common shares	(1,054)	(10)	(7,222)	—	(22,920)	—	(30,152)
Unrealized loss on interest rate swap and foreign currency forward contracts, net of deferred income tax benefit of $(583)	—	—	—	(2,798)	—	—	(2,798)
Net income attributable to controlling interests	—	—	—	—	20,864	—	20,864
Net loss attributable to noncontrolling interests	—	—	—	—	—	3	3
Foreign currency translation adjustments, net of deferred income tax benefit of $(0)	—	—	—	(6,998)	—	(2)	(7,000)
Balance as of September 30, 2019	44,603	$446	$328,340	$(93,606)	$113,141	$(100)	$348,221

	Three Months Ended September 30, 2018
	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balance as of June 30, 2018	45,921	$459	$320,383	$(37,384)	$113,602	$(89)	$396,971
Share-based compensation expense	—	—	4,669	—	—	—	4,669
Tax payments related to share-based compensation	—	2	(2,740)	—	—	—	(2,738)
Unrealized gain on interest rate swap and foreign currency forward contracts, net of deferred income tax expense of $1,370	—	—	—	5,192	—	—	5,192
Net income attributable to controlling interests	—	—	—	—	8,781	—	8,781
Net income attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustments, net of deferred income tax benefit of $(164)	—	—	11	(1,144)	—	(2)	(1,135)
Balance as of September 30, 2018	45,921	$461	$322,323	$(33,336)	$122,383	$(93)	$411,738
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2019
	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2018	46,134	$461	$327,009	$(66,877)	$116,276	$(97)	$376,772
Cumulative effect of change in accounting principle	—	—	—	366	(366)	—	—
Issuance of common shares for share-based compensation, net of forfeitures	201	2	—	—	—	—	2
Share-based compensation expense	—	—	15,367	—	—	—	15,367
Tax payments related to share-based compensation	—	—	(2,224)	—	—	—	(2,224)
Repurchase of common shares	(1,732)	(17)	(11,812)	—	(38,423)	—	(50,252)
Unrealized loss on interest rate swap and foreign currency forward contracts, net of deferred income tax benefit of $(7,860)	—	—	—	(29,473)	—	—	(29,473)
Net income attributable to controlling interests	—	—	—	—	35,654	—	35,654
Net loss attributable to noncontrolling interests	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustments, net of deferred income tax benefit of $(242)	—	—	—	2,378	—	—	2,378
Balance as of September 30, 2019	44,603	$446	$328,340	$(93,606)	$113,141	$(100)	$348,221

	Nine Months Ended September 30, 2018
	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2017	45,696	$457	$316,940	$(33,595)	$106,670	$(79)	$390,393
Cumulative effect of change in accounting principle	—	—	—	—	5,933	—	5,933
Issuance of common shares for share-based compensation, net of forfeitures	225	4	—	—	—	—	4
Share-based compensation expense	—	—	10,627	—	—	—	10,627
Tax payments related to share-based compensation	—	—	(5,245)	—	—	—	(5,245)
Unrealized gain on interest rate swap and foreign currency forward contracts, net of deferred income tax expense of $7,346	—	—	—	24,583	—	—	24,583
Net income attributable to controlling interests	—	—	—	—	9,780	—	9,780
Net loss attributable to noncontrolling interests	—	—	—	—	—	(14)	(14)
Foreign currency translation adjustments, net of deferred income tax expense of $85	—	—	1	(24,324)	—		(24,323)
Balance as of September 30, 2018	45,921	$461	$322,323	$(33,336)	$122,383	$(93)	$411,738
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$35,651	$9,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	137,051	133,716
Amortization of deferred financing costs and note discount	9,999	10,060
Share-based compensation expense	15,367	10,627
Deferred income tax expense	1,089	1,895
Loss on disposal and impairment of assets	3,101	15,583
Other reserves and non-cash items	(8,565)	(753)
Changes in assets and liabilities:
(Increase) decrease in accounts and notes receivable, net	(21,589)	17,477
Decrease (increase) in prepaid expenses, deferred costs, and other current assets	7,810	(5,210)
Increase in inventory, net	(4,035)	(3,321)
Decrease in other assets	5,047	4,987
Increase in accounts payable	5,526	2,397
Increase in restricted cash liabilities	22,629	25,709
Increase (decrease) in accrued liabilities	31,827	(22,736)
Decrease in other liabilities	(9,216)	(15,615)
Net cash provided by operating activities	231,692	184,582

Cash flows from investing activities:
Additions to property and equipment	(90,319)	(73,357)
Acquisitions, net of cash acquired	(9,100)	—
Net cash used in investing activities	(99,419)	(73,357)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	486,486	478,023
Repayments of borrowings under revolving credit facility	(555,588)	(569,017)
Debt issuance, modification, and redemption costs	(924)	—
Tax payments related to share-based compensation	(2,224)	(5,245)
Proceeds from exercises of stock options	2	14
Repurchase of common shares	(50,252)	—
Net cash used in financing activities	(122,500)	(96,225)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	99	(404)
Net increase in cash, cash equivalents, and restricted cash	9,872	14,596

Cash, cash equivalents, and restricted cash as of beginning of period	195,410	99,817
Cash, cash equivalents, and restricted cash as of end of period	$205,282	$114,413

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,453	$25,754
Cash paid (refunded) for income taxes	$5,251	$(1,240)
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) General and Basis of Presentation
(a) General
Cardtronics plc, together with its wholly and majority-owned subsidiaries (collectively, the “Company”), provides convenient automated financial related services to consumers through its global network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of September 30, 2019, the Company was the world’s largest ATM owner/operator, providing services to over 295,000 ATMs globally, approximately 25% of which are Company-owned.
During the three months ended September 30, 2019, approximately 63% of the Company’s revenues were derived from operations in North America (including its ATM operations in the United States ("U.S."), Canada, and Mexico), approximately 30% of the Company’s revenues were derived from operations in Europe and Africa (including its ATM operations in the United Kingdom ("U.K."), Ireland, Germany, Spain, and South Africa), and approximately 7% of the Company’s revenues were derived from the Company’s operations in Australia and New Zealand. As of September 30, 2019, the Company provided processing only services or various forms of managed services solutions to approximately 206,000 ATMs. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on Cardtronics to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.
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
In addition to its retail merchant relationships, the Company also partners with leading financial institutions to brand selected ATMs within its network. As of September 30, 2019, approximately 21,000 of the Company’s ATMs were branded with approximately 500 financial institutions to place their logos on the ATMs and to provide convenient surcharge-free access for their banking customers. These financial institutions include BBVA Compass Bancshares, Inc., Citibank, N.A., Citizens Financial Group, Inc., Cullen/Frost Bankers, Inc., Discover Bank, PNC Bank, N.A., Santander Bank, N.A., TD Bank, N.A. and USAA in the U.S.; Bank of Nova Scotia, BMO Bank of Montreal, Canadian Imperial Bank Commerce, and TD Bank in Canada; Deutsche Post Bank in Germany; ING Group in Spain; Capitec Bank in South Africa, and the Bank of Queensland Limited and HSBC Holdings plc in Australia. In Mexico, the Company partners with Scotiabank and Banco Multiva.
The Company owns and operates the Allpoint network (“Allpoint”), the largest retail based surcharge-free ATM network (based on the number of participating ATMs). Allpoint, which has approximately 55,000 participating ATMs, provides surcharge-free ATM access to approximately 1,200 participating credit unions, banks, and stored-value debit card issuers. For participants, Allpoint provides scale, density, and convenience of surcharge-free ATMs that surpasses the largest banks in the U.S. Allpoint earns either a fixed monthly fee per cardholder or a fixed fee per transaction that is paid by the participants. Allpoint includes a majority of the Company’s ATMs in the U.S. and certain ATMs in the U.K., Canada, Mexico, and Australia. Allpoint also provides services to organizations that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer cards. Under these programs, the issuing organizations pay Allpoint a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

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
In management’s opinion, all normal recurring adjustments necessary for a fair presentation of the Company’s interim and prior period results have been made. The results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of results of operations that may be expected for any other interim period or for the full fiscal year.
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
The following table reflects the amounts excluded from the Cost of ATM operating revenues line in the accompanying Consolidated Statements of Operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$24,899	$22,462	$74,890	$68,874
Amortization of intangible assets	12,404	12,994	37,407	40,263
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues	$37,303	$35,456	$112,297	$109,137

(d) Restructuring Expenses
During 2017 and 2018, the Company implemented a global corporate reorganization and cost reduction initiative (the "2017 and 2018 Restructuring Plan”), intended to improve its cost structure and operating efficiency. The 2017 and 2018 Restructuring Plan included workforce reductions, facility closures and other cost reduction measures. During the three and nine months ended September 30, 2018, the Company incurred pre-tax charges of $1.1 million and $5.5 million, respectively, related to the 2017 and 2018 Restructuring Plan, primarily consisting of employee severance.

During the three and nine months ended September 30, 2019, the Company incurred $3.6 million and $7.0 million, respectively, of pre-tax charges related to 2019 restructuring activity (the "2019 Restructuring Plan"), consisting of workforce reductions, facility closures and professional fees.

The following table reflects the amounts recorded in the Restructuring expenses line in the accompanying Consolidated Statements of Operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
North America	$799	$942	$1,012	$3,072
Europe & Africa	2,335	116	2,735	1,292
Corporate	449	—	3,299	1,170
Total restructuring expenses	$3,583	$1,058	$7,046	$5,534

As of September 30, 2019, the following tables reflect unpaid employee severance costs, facility costs and professional fees. These amounts are presented within the Accrued liabilities line item in the accompanying Consolidated Balance Sheets.

	As of September 30, 2019
	North America	Europe & Africa	Corporate	Total
	(In thousands)
Accrued liabilities	$673	$—	$—	$673

The changes in the Company’s restructuring liabilities consisted of the following:

(In thousands)
Restructuring liabilities as of December 31, 2018	$1,531
Restructuring expenses	7,046
Payments	(7,904)
Restructuring liabilities as of September 30, 2019	$673

(e) Cash, Cash Equivalents, and Restricted Cash
For purposes of reporting financial condition, cash and cash equivalents include cash in bank and short-term deposit accounts. Additionally, the Company maintains cash on deposit with banks that is pledged for a particular use or restricted to support a liability. These balances are recorded in Restricted cash and/or Prepaid expenses, deferred costs, and other noncurrent assets lines in the accompanying Consolidated Balance Sheets based on when the Company expects this cash to be paid. Current restricted cash primarily consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. Restricted cash in current and noncurrent assets are offset by corresponding liability balances in the Accrued liabilities line in the accompanying Consolidated Balance Sheets. The changes in the settlement liabilities corresponding to the changes in the balance of restricted cash during the nine month period ended September 30, 2019 and 2018 are presented in the Statements of Cash Flows within the increase in restricted cash liabilities line.
The following table provides a reconciliation of the ending cash, cash equivalents, and restricted cash balances as of September 30, 2019 and 2018, corresponding with the balances in the accompanying Consolidated Statements of Cash Flows.

	September 30,
	2019	2018
	(In thousands)
Cash and cash equivalents	$26,534	$40,428
Current and long-term restricted cash	178,748	73,985
Total cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows	$205,282	$114,413

(f) Inventory, net
The Company’s inventory is determined using the average cost method. The Company periodically assesses its inventory, and as necessary, adjusts the carrying values to the lower of cost or net realizable value.
The following table reflects the Company’s primary inventory components:

	September 30, 2019	December 31, 2018
	(In thousands)
ATMs	$3,644	$1,990
ATM spare parts and supplies	10,088	9,572
Total inventory	13,732	11,562
Less: Inventory reserves	(327)	(170)
Inventory, net	$13,405	$11,392

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

Accounting Pronouncements Issued But Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This pronouncement, along with the ASUs issued to clarify certain provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods, beginning after December 15, 2019 and the Company plans to adopt this guidance effective January 1, 2020.  The Company is currently evaluating the adoption of this guidance but do not expect it to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This guidance eliminates Step 2 from the goodwill impairment test, eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment, and provides other guidance on measuring a goodwill impairment loss. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those years, and early adoption is permitted. The Company expects to adopt this guidance effective January 1, 2020. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

(3) Revenue Recognition
Disaggregated Revenues
The following tables detail the revenues of the Company’s reportable segments disaggregated by financial statement line and component:

	Three Months Ended September 30, 2019
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated
Surcharge revenues	$90,148	$48,652	$19,603	$—	$158,403
Interchange revenues	35,289	51,631	1,056	—	87,976
Bank-branding and surcharge-free network revenues	52,112	238	—	—	52,350
Managed services and processing revenues	31,046	2,280	3,730	(2,401)	34,655
Total ATM operating revenues	208,595	102,801	24,389	(2,401)	333,384

ATM product sales and other revenues	16,113	1,907	103	—	18,123
Total revenues	$224,708	$104,708	$24,492	$(2,401)	$351,507

	Three Months Ended September 30, 2018
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated
Surcharge revenues	$92,572	$34,134	$22,358	$—	$149,064
Interchange revenues	36,620	66,039	1,650	—	104,309
Bank-branding and surcharge-free network revenues	45,128	—	—	—	45,128
Managed services and processing revenues	26,447	2,646	5,409	(3,166)	31,336
Total ATM operating revenues	200,767	102,819	29,417	(3,166)	329,837

ATM product sales and other revenues	8,267	2,019	52	—	10,338
Total revenues	$209,034	$104,838	$29,469	$(3,166)	$340,175

	Nine Months Ended September 30, 2019
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated
Surcharge revenues	$263,492	$124,124	$60,047	$—	$447,663
Interchange revenues	103,954	161,362	3,557	—	268,873
Bank-branding and surcharge-free network revenues	146,523	721	—	—	147,244
Managed services and processing revenues	85,208	6,773	11,302	(7,996)	95,287
Total ATM operating revenues	599,177	292,980	74,906	(7,996)	959,067

ATM product sales and other revenues	44,994	6,123	414	—	51,531
Total revenues	$644,171	$299,103	$75,320	$(7,996)	$1,010,598

	Nine Months Ended September 30, 2018
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated
Surcharge revenues	$272,372	$91,191	$69,107	$—	$432,670
Interchange revenues	108,259	205,910	3,839	—	318,008
Bank-branding and surcharge-free network revenues	133,565	—	—	—	133,565
Managed services and processing revenues	79,798	7,708	16,132	(9,092)	94,546
Total ATM operating revenues	593,994	304,809	89,078	(9,092)	978,789

ATM product sales and other revenues	32,026	6,323	208	—	38,557
Total revenues	$626,020	$311,132	$89,286	$(9,092)	$1,017,346

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied. Revenue is recorded in ATM operating revenues and ATM product sales and other revenues line items in the accompanying Consolidated Statements of Operations.
ATM operating revenues are recognized daily as the associated transactions are processed or monthly on a per ATM or per cardholder basis. When customer contracts provide for up-front fees that do not pertain to a distinct performance obligation, the fees are recognized over the term of the underlying agreement on a straight-line basis. ATM product sales and other revenues are recognized when the related performance obligations are fulfilled upon transfer of control of goods or services to the customer.
ATM operating revenues. The Company presents revenues from automated consumer financial services, bank-branding and surcharge-free network offerings, managed services and other services in the ATM operating revenues line in the accompanying Consolidated Statements of Operations. The Company’s ATM operating revenues consist of the following:

•
Surcharge revenue. Surcharge revenues are received in the form of a fee paid by a cardholder who has made a cash withdrawal from an ATM. Surcharge fees can vary widely based on the location of the ATM and the nature of the contracts negotiated with merchants. In the U.S. and Canada, the Company does not receive surcharge fees from cardholders whose financial institutions participate in a surcharge-free network or have branded a location; instead, the Company receives interchange and bank-branding or surcharge-free network-branding revenues, which are discussed below. For certain ATMs, primarily those owned and operated by merchants, the Company does not receive any portion of the surcharge but rather the entire surcharge fee is earned by the merchant. In the U.K., ATM deployers operate their ATMs on either a free-to-use (surcharge-free) or a pay-to-use (surcharge) basis. On free-to-use ATMs in the U.K., the Company earns interchange revenue on withdrawal and certain other transactions. These fees are paid by the cardholder’s financial institution. On pay-to-use ATMs in the U.K., the Company only earns a surcharge fee paid by the cardholder on withdrawal transactions, and interchange is only paid by the cardholder’s financial institution on other non-withdrawal transaction types. In Germany, Australia, and Mexico, the Company collects surcharge fees on withdrawal transactions but generally does not receive interchange revenue. In South Africa, the Company generally earns interchange revenues which varies by transaction type and customer arrangement. Surcharge revenues, as described above, are recognized daily as the associated transactions are processed.

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

The Company’s bank-branding, surcharge-free network and managed services arrangements result in the Company providing a series of distinct services that have the same pattern of transfer to the customer. As a result, these arrangements create performance obligations that are satisfied over-time (generally 3-5 years) for which the Company has a right to consideration that corresponds directly with the value of the entity’s performance completed to date. In conjunction with these arrangements, the Company recognizes revenue in the amount it has a right to receive. Variable consideration may exist in these arrangements and is recognized only to the extent a significant reversal is not probable.

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

ATM product sales and other revenues. The Company presents revenues from other product sales and services in the ATM product sales and other revenues line in the accompanying Consolidated Statements of Operations. The Company earns revenues from the sale of ATMs and ATM-related equipment as well as the delivery of other non-transaction-based services. Revenues related to these activities are recognized when the equipment is delivered to the customer and the Company has completed all required installation and set-up procedures. With respect to the sale of ATMs to Value-Added-Resellers (“VARs”), the Company recognizes revenues related to such sales when the equipment is transferred to the VAR.
Due to the transactional nature of the Company’s revenue, there are no significant judgments that affect the determination of the amount and timing of its revenues.

Contract Balances
As of September 30, 2019, the Company has recognized no significant contract assets. Contract liabilities totaled $7.6 million and $8.4 million at September 30, 2019 and December 31, 2018, respectively. These amounts represent deferred revenues for advance consideration received primarily in relation to bank-branding and surcharge-free network arrangements. The revenue recognized during the three and nine months ended September 30, 2019 and 2018 on previously deferred revenues was not material. The Company expects to recognize the revenue associated with its contract liabilities ratably over various periods extending over the next 36 months. During the three and nine months ended September 30, 2019, the Company did not recognize any significant impairment losses related to its contract assets.

Contract Acquisition Cost
The Company expects that the incremental commissions paid to sales personnel, together with other associated costs, are recoverable, and therefore, the Company capitalizes these amounts as deferred contract acquisition costs. Deferred contract acquisition costs totaled $7.7 million and $7.9 million at September 30, 2019 and December 31, 2018, respectively. Sales commissions capitalized are generally amortized over a 4-5 year period corresponding with the related agreements. Similarly, the costs incurred to fulfill a contract, primarily consisting of prepaid merchant commissions and other consideration paid or provided to merchant partners, are capitalized and recognized over the duration of the related contract. The Company does not capitalize the costs of obtaining a contract if the associated contract is one year or less.
(4) Share-based Compensation
The Company accounts for its share-based compensation by recognizing the grant date fair value of share-based awards, net of estimated forfeitures, as share-based compensation expense over the underlying requisite service periods of the related awards. The grant date fair value is based upon the Company's share price on the date of the grant.
The following table reflects the total share-based compensation expense amounts reported in the accompanying Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Cost of ATM operating revenues	$367	$229	$994	$404
Selling, general, and administrative expenses	5,266	4,440	14,373	10,223
Total share-based compensation expense	$5,633	$4,669	$15,367	$10,627

For the three and nine months ended September 30, 2019, total share-based compensation expense increased by $1.0 million and $4.7 million compared to the same periods of 2018, respectively. This increase is attributable to the amount, timing and terms of share-based payment awards granted during the periods, net of estimated forfeitures.
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
The number of the Company’s earned non-vested RSUs as of September 30, 2019, and changes during the nine months ended September 30, 2019, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of December 31, 2018	911,165	$28.74
Granted	250,966	33.69
Vested	(269,539)	33.84
Forfeited	(23,586)	30.69
Non-vested RSUs as of September 30, 2019	869,006	$28.54

The above table only includes earned RSUs. The Performance-RSUs and Market-Based RSUs granted in 2018 and 2019 that are not yet earned are not included. The number of Performance-RSUs granted at target in 2018, net of forfeitures, was 279,515 units with a weighted average grant date fair value of $23.03 per unit. The number of Performance-RSUs granted at target in 2019, net of forfeitures, was 118,796 units with a weighted average grant date fair value of $33.80 per unit. The number of Market-Based RSUs granted in 2018, net of forfeitures, was 134,989 units with a weighted average grant date fair value $24.13. The number of Market-Based RSUs granted in 2019, net of forfeitures, was 120,560 units with a weighted average grant date fair value of $49.31 per unit. Time-RSUs are included in the listing of outstanding RSUs as granted.
As of September 30, 2019, the unrecognized compensation expense associated with earned RSUs was $12.3 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted average vesting period of approximately 1.74 weighted average remaining life years.
Options. The number of the Company’s outstanding stock options as of September 30, 2019, and changes during the nine months ended September 30, 2019, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of December 31, 2018	234,959	$22.31
Granted	145,221	31.99
Options outstanding as of September 30, 2019	380,180	26.01

Options vested and exercisable as of September 30, 2019	78,326	$22.31

As of September 30, 2019, the unrecognized compensation expense associated with outstanding options was approximately $2.4 million, which will be recognized over the remaining weighted average vesting period of approximately 1.98 years.
(5) Earnings Per Share
The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common shareholders) when their impact on net income available to common shareholders is anti-dilutive.
Potentially dilutive securities for the three and nine months ended September 30, 2019 included all outstanding stock options and RSUs, which were included in the calculation of diluted earnings per share for these periods. The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s $287.5 million of 1.00% Convertible Senior Notes due 2020 (the “Convertible Notes”) were excluded from diluted shares outstanding as the exercise price exceeded the average market price of the Company’s common shares. The effect of the note hedge, described in Note 9. Long-Term Debt, was also excluded as the effect is anti-dilutive.

The allocated details of our Earnings per Share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, excluding share and per share amounts)
Net income available to common shareholders	$20,864	$8,781	$35,654	$9,780
Weighted average common basic shares outstanding (for basic calculation)	45,058,226	46,073,739	46,040,027	45,945,728
Dilutive effect of outstanding common stock options and RSUs	445,939	403,048	435,326	440,795
Weighted average common dilutive shares outstanding (for diluted calculation)	45,504,165	46,476,787	46,475,353	46,386,523

Net income per common share - basic	$0.46	$0.19	$0.77	$0.21
Net income per common share - diluted	$0.46	$0.19	$0.77	$0.21

For both the three and nine months ended September 30, 2019, there were 145,221 stock options excluded from the computation of diluted earnings per share as their inclusion in the share count would have been anti-dilutive. For both the three and nine months ended September 30, 2018, there were no anti-dilutive share-based awards outstanding.
(6) Shareholders' Equity
Share Repurchases. On March 26, 2019, the Company announced that its Board had authorized a share repurchase program, enabling the repurchase of up to $50 million of its Class A ordinary shares through August 31, 2020. Share repurchases under the authorized plan could be effected on behalf of the Company through open market transactions, privately negotiated transactions, or otherwise, pursuant to SEC trading rules.
During the three months ended September 30, 2019, the Company repurchased and canceled 1,054,713 of its outstanding Class A ordinary shares at a weighted average price of $28.44 per share, for an aggregate purchase price of approximately $30 million. During the nine months ended September 30, 2019, the Company repurchased and canceled an accumulated total of 1,732,392 outstanding Class A ordinary shares at a weighted average price of $28.86 per share, for an aggregate purchase price of approximately $50 million. The amounts presented for share repurchases on the Consolidated Statements of Shareholders' Equity include the applicable stamp taxes payable in the U.K. of $0.3 million.
Accumulated Other Comprehensive Loss, net. Accumulated other comprehensive loss, net, is a separate component of Shareholders’ equity in the accompanying Consolidated Balance Sheets. The following tables present the changes in the balances of each component of Accumulated other comprehensive loss, net, for the three and nine months ended September 30, 2019:

	Foreign Currency Translation Adjustments		Unrealized Losses on Interest Rate Swap and Foreign Currency Forward Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of June 30, 2019	$(56,936)	(1)	$(26,874)	(2)	$(83,810)
Other comprehensive loss before reclassification	(6,998)	(3)	(3,525)	(4)	(10,523)
Amounts reclassified from accumulated other comprehensive loss, net	—	(3)	727	(4)	727
Net current period other comprehensive loss	(6,998)	(1)	(2,798)	(2)	(9,796)
Total accumulated other comprehensive loss, net as of September 30, 2019	$(63,934)	(1)	$(29,672)	(2)	$(93,606)

(1)Net of deferred income tax (benefit) of $(5,474) and $(5,474) as of September 30, 2019 and June 30, 2019, respectively.
(2)Net of deferred income tax expense of $11,253 and $11,835 as of September 30, 2019 and June 30, 2019, respectively.
(3)No incremental deferred income tax (benefit) was recognized.

(4)
Net of deferred income tax (benefit) expense of $(725) and $142 for Other comprehensive income before reclassification and Amounts reclassified from accumulated comprehensive loss, net, respectively, as of September 30, 2019. For additional information, see Note 13. Derivative Financial Instruments.

	Foreign Currency Translation Adjustments		Unrealized Losses on Interest Rate Swap and Foreign Currency Forward Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of December 31, 2018	$(66,312)	(1)	$(565)	(2)	$(66,877)
Other comprehensive income (loss) before reclassification	2,378	(3)	(29,489)	(4)	(27,111)
Amounts reclassified from accumulated other comprehensive loss, net	—		382	(4)	382
Net current period other comprehensive income (loss)	2,378		(29,107)		(26,729)
Total accumulated other comprehensive loss, net as of September 30, 2019	$(63,934)	(1)	$(29,672)	(2)	$(93,606)

(1)Net of deferred income tax (benefit) of $(5,474) and $(5,232) as of September 30, 2019 and December 31, 2018, respectively.
(2)Net of deferred income tax expense of $11,253 and $19,112 as of September 30, 2019 and December 31, 2018, respectively.
(3)Net of deferred income tax (benefit) expense of $(242).

(4)
Net of deferred income tax (benefit) expense of $(7,917) and $57 for Other comprehensive income before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, as of September 30, 2019. For additional information, see Note 13. Derivative Financial Instruments.

The Company records unrealized gains and losses related to its interest rate swap contracts net of taxes, in the Accumulated other comprehensive loss, net line within the accompanying Consolidated Balance Sheets. The amounts reclassified from Accumulated other comprehensive loss, net are recognized in the Cost of ATM operating revenues, Interest expense, net, or Other (income) expense lines in the accompanying Consolidated Statements of Operations.
The Company has elected the portfolio approach for the deferred tax asset of the unrealized gains and losses related to the interest rate swap contracts in Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets. Under the portfolio approach, the disproportionate tax effect created when the valuation allowance was appropriately released as a tax benefit into continuing operations in 2010, will reverse out of the Accumulated other comprehensive loss, net line within the accompanying Consolidated Balance Sheets and into continuing operations as a tax expense when the Company ceases to hold any interest rate swap contracts. As of September 30, 2019, the disproportionate tax effect is $14.6 million.
The Company currently believes that the unremitted earnings of certain of its subsidiaries will be reinvested for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in these subsidiaries or on the foreign currency translation adjustment amounts.

(7) Intangible Assets
Goodwill
The following table presents the net carrying amounts of the Company’s intangible assets with indefinite lives as of December 31, 2018 and September 30, 2019, as well as the changes in the net carrying amounts for the nine months ended September 30, 2019 by segment. For additional information related to the Company’s segments, see Note 17. Segment Information .

	North America	Europe & Africa	Australia & New Zealand	Total
	(In thousands)
Goodwill, gross as of December 31, 2018	$556,570	$231,121	$151,494	$939,185
Accumulated impairment loss	—	(50,003)	(140,038)	(190,041)
Goodwill, net as of December 31, 2018	$556,570	$181,118	$11,456	$749,144

Foreign currency translation adjustments	3,146	(6,906)	(486)	(4,246)

Goodwill, gross as of September 30, 2019	559,716	224,215	151,008	934,939
Accumulated impairment loss	—	(50,003)	(140,038)	(190,041)
Goodwill, net as of September 30, 2019	$559,716	$174,212	$10,970	$744,898

Intangible Assets with Definite Lives
The following table presents the Company’s intangible assets that were subject to amortization:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Merchant and bank-branding contracts/relationships	$482,552	$(371,696)	$110,856	$476,429	$(340,899)	$135,530
Trade names	17,025	(11,445)	5,580	18,010	(9,804)	8,206
Technology	10,875	(7,151)	3,724	10,963	(6,490)	4,473
Non-compete agreements	4,362	(4,362)	—	4,247	(4,244)	3
Revolving credit facility deferred financing costs	5,225	(1,965)	3,260	4,170	(1,535)	2,635
Total intangible assets with definite lives	$520,039	$(396,619)	$123,420	$513,819	$(362,972)	$150,847

(8) Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Accrued merchant settlement	$238,237	$198,512
Accrued merchant fees	35,487	33,551
Accrued taxes	34,005	32,899
Accrued compensation	21,457	26,147
Accrued processing costs	10,360	7,365
Accrued interest	9,453	3,343
Accrued armored	8,913	7,984
Accrued maintenance	6,231	3,911
Accrued purchases	4,806	6,654
Accrued cash management fees	4,057	8,882
Accrued telecommunications costs	2,788	2,187
Other accrued expenses	45,902	37,725
Total accrued liabilities	$421,696	$369,160

(9) Long-Term Debt
The Company’s carrying value of long-term debt consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Revolving credit facility, including swingline credit facility (weighted average combined interest rate of 2.5% and 2.8% as of September 30, 2019 and December 31, 2018, respectively)	$183,947	$259,081
1.00% Convertible Senior Notes due December 2020, net of unamortized discount and capitalized debt issuance costs	272,590	263,507
5.50% Senior Notes due May 2025, net of capitalized debt issuance costs	296,383	295,897
Total long-term debt	$752,920	$818,485

The Convertible Notes with a face value of $287.5 million are presented net of unamortized discount and capitalized debt issuance costs of $14.9 million and $24.0 million as of September 30, 2019 and December 31, 2018, respectively. The 5.50% Senior Notes due 2025 (the “2025 Notes”) with a face value of $300.0 million are presented net of capitalized debt issuance costs of $3.6 million and $4.1 million as of September 30, 2019 and December 31, 2018, respectively.
Revolving Credit Facility

On September 19, 2019,  the Company, entered into a first amendment to its second amended and restated credit agreement ( the “First Amendment”, or as amended, the “Amended Credit Agreement ”). The First Amendment increased the revolving commitments to an aggregate principal amount equal to $750 million from $600 million, with borrowings to be used for general corporate purposes. The First Amendment also extended the maturity date from November 19, 2023 to September 19, 2024 and amended the accordion feature allowing the Company to (a) increase the available borrowings under the credit facility to $850 million and (b) incur incremental term loans under the facility. Any term loans will rank equal in right of payment with revolving loans under the credit facility and will not mature earlier than the revolving loans.

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
As of September 30, 2019, the Company had $183.9 million of outstanding borrowings under its $750.0 million revolving credit facility and was in compliance with all applicable covenants and ratios under the Credit Agreement. The Company also had $10.5 million outstanding in letters of credit. The weighted average interest rates on the Company’s outstanding borrowings under the revolving credit facility were 2.5% and 2.8%, as of September 30, 2019 and December 31, 2018, respectively.
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
None of the Convertible Notes were deemed convertible as of September 30, 2019 and therefore remain classified in the Long-term debt line in the accompanying Consolidated Balance Sheets at September 30, 2019. The Convertible Notes are due December 2020 and will be classified as a current liability in the Company's Consolidated Balance Sheets at December 31, 2019.
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
The Company’s interest expense related to the Convertible Notes consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Cash interest per contractual coupon rate	$719	$719	$2,157	$2,157
Amortization of note discount	2,854	2,708	8,450	8,018
Amortization of debt issuance costs	216	196	633	572
Total interest expense related to Convertible Notes	$3,789	$3,623	$11,240	$10,747

The Company’s carrying value of the Convertible Notes consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Principal balance	$287,500	$287,500
Unamortized discount and capitalized debt issuance costs	(14,910)	(23,993)
Net carrying amount of Convertible Notes	$272,590	$263,507

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
The 2025 Notes and the related guarantees (the “2025 Guarantees”) are the general unsecured senior obligations of each of the 2025 Notes Issuers and the 2025 Notes Guarantors, respectively, and rank: (i) equally in right of payment with all of the 2025 Notes Issuers’ and the 2025 Notes Guarantors’ existing and future senior indebtedness and (ii) senior in right of payment to all of the 2025 Notes Issuers’ and the 2025 Notes Guarantors’ future subordinated indebtedness. The 2025 Notes and the 2025 Guarantees are effectively subordinated to any of the 2025 Notes Issuers’ and the 2025 Notes Guarantors’ existing and future secured debt to the extent of the collateral securing such debt, including all borrowings under the Company’s revolving credit facility. The 2025 Notes are structurally subordinated to all third-party liabilities of any of Cardtronics plc’s subsidiaries (excluding the 2025 Notes Issuers) that do not guarantee the 2025 Notes.
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
(10) Asset Retirement Obligations

Asset retirement obligations (“ARO”) consist of costs to deinstall the Company’s ATMs and restore the ATM sites to their original condition. These costs to deinstall are estimated based on current market rates. In most cases, the Company is contractually required to perform the deinstallation of company-owned ATMs, and in some cases, site restoration work. For each group of similar ATM placements, the Company estimates the fair value of the future ARO based on the discounted estimated future cash flows and recognizes the amount as a liability in the accompanying Consolidated Balance Sheets. The Company capitalizes the initial estimated fair value of the future ARO as part of the cost basis of the related assets and depreciates the ARO assets on a straight-line basis over their estimated useful lives, which are based on the average time period that an ATM is installed in a location before being deinstalled. The ARO liabilities, which are recognized at discounted amounts, are accreted to their estimated future value over the same period of time.
The changes in the Company’s ARO liability consisted of the following (in thousands):

Asset retirement obligations at December 31, 2018	$61,223
Additional obligations	4,087
Accretion expense	1,346
Payments	(5,007)
Foreign currency translation adjustments	(1,913)
Asset retirement obligations at September 30, 2019	59,736
Less: current portion of asset retirement obligations	6,787
Asset retirement obligations, excluding current portion, at September 30, 2019	$52,949

For additional information related to the Company’s ARO with respect to its fair value measurements, see Note 14. Fair Value Measurements .
(11) Leases

The Company leases facilities consisting of office and warehouse space as well as vehicles and office equipment. The Company's facility leases have various remaining terms extending up to 12 years, some of which may include one or more options to extend the associated lease term by up to 5-10 years, and some may include options for the Company or the lessor to terminate the leases prior to the end of the lease term. The exercise of lease renewal options is at the Company's discretion. From time to time, the Company may sublease office or warehouse space. This sublease activity is currently not significant. The Company's vehicle and office equipment leases currently have remaining lease terms extending up to 5 years and these leases typically have original terms of approximately 4-6 years. The Company has not historically extended its vehicle and office equipment leases beyond their original term. Similarly, the Company has not historically subleased these assets.

In addition, certain ATM placement agreements are deemed to contain an operating lease of merchant space under the Lease Standard. These ATM placement agreements have remaining terms extending from less than 1 year to more than 5 years. These arrangements consist of semi-permanent or through-the-wall placements of company-owned ATMs at merchant or financial institution locations. These arrangements are deemed to contain a lease as our counterparty lacks the practical ability to substitute alternative space. The renewal provisions under ATM placement agreements vary.

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

The Company recognizes the accounting impact of lease extension options when reasonably certain that a right to extend a lease will be exercised. The Company does not provide residual value guarantees within or in conjunction with any of its leases. As of September 30, 2019, all material leases of facilities, vehicles, office equipment, and merchant space had commenced.

The Company is not currently party to any significant finance leases. As a result, the net assets recorded under finance leases and the associated liabilities are not material.

See Note 2. New Accounting Pronouncements for the accounting impact of the Company's adoption of ASC 842-Leases on January 1, 2019.

Balance sheet information related to operating leases is as follows:

	Classification	September 30, 2019	January 1, 2019 (Upon Adoption)
Assets		(In thousands)
Operating lease assets	Operating lease assets	$82,222	$85,068
Total operating lease assets		$82,222	$85,068

Liabilities
Current
Operating lease liabilities	Current portion of other long-term liabilities	$20,743	$20,602
Noncurrent
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	74,064	74,746
Total operating lease liabilities		$94,807	$95,348

Operating lease costs during the three and nine months ended September 30, 2019 were as follows:

		Three Months Ended	Nine Months Ended
	Classification	September 30, 2019	September 30, 2019
		(In thousands)
Operating lease costs	Cost of ATM operating revenues (1)	$7,197	$21,473
Operating lease costs	Selling, general, and administrative expenses (2)	1,361	4,275
Total operating lease cost		$8,558	$25,748

(1)
Includes the fixed and variable cost of facilities, vehicles, and equipment that are deemed direct operating lease costs. The variable lease cost associated with these leases was not significant. In addition, includes the fixed and variable cost associated with ATM placement agreements that are deemed to contain a lease. The variable cost associated with these placements was approximately $0.7 million and $2.9 million in the three and nine months ended September 30, 2019, respectively.

(2)
Includes the fixed and variable cost of facilities, vehicles, and equipment that are deemed general and administrative operating lease costs. The variable lease cost associated with these leases was not significant.

The following table presents the weighted-average remaining term and weighted-average discount rate associated with the Company's operating leases.

Lease Term and Discount Rate	September 30, 2019	January 1, 2019 (Upon Adoption)
Weighted-average remaining lease term (years)
Operating leases	6.9	7.1
Weighted-average discount rate
Operating leases	3.32%	3.45%

Nine Months Ended September 30, 2019
(In thousands)
Additional lease information is summarized below:
Operating cash outflows resulting from payments of operating lease liabilities	$15,237
New operating lease assets recognized during the period	$12,929

During the nine months ended September 30, 2019, the Company paid $15.2 million to satisfy the recognized operating lease obligations. The Company also recognized $12.9 million in new operating lease assets primarily consisting of equipment leases and ATM placement agreements that are deemed to contain an operating lease. Comparative prior period information is not presented above as the Company adopted the Lease Standard on January 1, 2019 using this effective date as the date of initial application.

The following table presents the September 30, 2019 undiscounted cash flows associated with the Company's recognized operating lease liabilities in the next five years and thereafter.

Maturity of Recognized Operating Lease Liabilities	Operating Lease Payments(1)
(In thousands)
2019	$5,345
2020	22,508
2021	20,356
2022	12,676
2023	8,782
After 2023	38,311
Total lease payments	107,978
Less: Interest (2)	(13,171)
Present value of operating lease liabilities (3)	$94,807

(1)
Operating lease payments reflect the Company's current fixed obligations under the operating lease agreements. The Company has identified no extensions that are reasonably certain of being exercised and there are no significant lease agreements that have been signed and not yet commenced.

(2)	Calculated using the estimated incremental borrowing rate for each lease.

(3)	Includes current operating lease liabilities of $20.7 million and noncurrent operating lease liabilities of $74.1 million.
The following table presents the fixed payment obligations under the Company’s operating leases and ATM placement agreements as of December 31, 2018, as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. The fixed payment obligations associated with ATM placement agreements that were deemed not to contain a lease as the Company's counterparty has the practical ability to substitute alternative space, are not included in the recognized operating lease liabilities above as of September 30, 2019.

(In thousands)
2019	$36,590
2020	29,760
2021	24,990
2022	13,081
2023	8,523
Thereafter	39,222
Total	$152,166

(12) Other Liabilities
The Company’s other liabilities consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Current portion of other long-term liabilities
Operating lease liabilities	$20,743	$—
Asset retirement obligations	6,787	6,810
Acquisition related contingent consideration	5,003	—
Interest rate swap and cap contracts	8,073	396
Deferred revenue	3,266	4,109
Other	2,854	8,951
Total current portion of other long-term liabilities	$46,726	$20,266

Noncurrent portion of other long-term liabilities
Acquisition related contingent consideration	$16,734	$38,266
Interest rate swap and cap contracts	17,383	2,894
Deferred revenue	4,339	4,319
Other	10,757	22,261
Total noncurrent portion of other long-term liabilities	$49,213	$67,740

As of September 30, 2019 and December 31, 2018, the Acquisition related contingent consideration lines consisted of the estimated fair value of the contingent consideration associated with the Spark ATM Systems Pty Ltd. (“Spark”) acquisition in 2017.
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

Accounting Policy
The Interest Rate Derivatives discussed above are used by the Company to hedge exposure to variability in expected future cash flows attributable to a particular risk; therefore, they are designated and qualify as cash flow hedging instruments. The Company does not currently hold any interest rate derivative instruments not designated cash flow hedges, fair value hedges, or hedges of a net investment in a foreign operation.
In accordance with the new Hedging Standard, the Company reports the gain or loss related to each highly effective cash flow hedging instrument, including any ineffectiveness, as a component of Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets and reclassifies the gain or loss into earnings within the Cost of ATM operating revenues, Interest expense, net, or Other income lines of the accompanying Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects and has been forecasted in earnings. The classification of the gain or loss is determined based on the associated hedge designation.
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
Accordingly, the Company recognizes all of its Interest Rate Derivative contracts as assets or liabilities in the accompanying Consolidated Balance Sheets at fair value and any changes in the fair values of the related Interest Rate Derivative contracts have been reported in Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets. The unrealized gains and losses related to the interest rate swap contracts have been reported net of taxes in Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets. For additional information related to the Company’s interest rate swap contracts with respect to its fair value measurements, see Note 14. Fair Value Measurements .
Cash Flow Hedges

During the three months ended September 30, 2019, the Company entered into new forward-starting interest rate swap contracts to hedge its exposure to floating interest rates on its expected vault cash balances outstanding in the U.S. in future periods. These interest rate swap contracts begin January 1, 2020 with a $300.0 million aggregate notional amount that increases to $400.0 million on January 1, 2021 and will terminate on December 31, 2024. In addition, the Company entered into new forward-starting interest rate swap contracts to hedge its exposure to floating interest rates on its expected vault cash balances outstanding in Australia in future periods. These interest rate swap contracts begin January 1, 2020 with a $40 million Australian Dollar aggregate notional amount and will terminate on December 31, 2021.

Summary of Outstanding Interest Rate Derivatives
The notional amounts, weighted average fixed rates, and terms associated with the interest rate swap contracts and cap agreement that are currently in place in the U.S., Canada, the U.K, and Australia (as of the date of the issuance of this 2019 Form 10-Q) are as follows:
Outstanding Interest Rate Derivatives Associated with Vault Cash Rental Obligations
North America – Interest Rate Swap Contracts

Notional Amounts U.S. $	Weighted Average Fixed Rate	Notional Amounts CAD$		Weighted Average Fixed Rate	Term
(In millions)		(In millions)
$1,000	2.06%	CAD	$125	2.46%	October 1, 2019 – December 31, 2019
$1,300	1.84%	CAD	$125	2.46%	January 1, 2020 – December 31, 2020
$1,000	1.61%	CAD	$125	2.46%	January 1, 2021 – December 31, 2021
$800	1.28%				January 1, 2022 – December 31, 2022
$400	1.11%				January 1, 2023 – December 31, 2024

North America – Interest Rate Cap Contracts

Notional Amounts U.S. $	Cap Rate (1)	Term
(In millions)
$200	3.25%	January 1, 2021 – December 31, 2023
(1) Maximum amount of interest to be paid each year as per terms of cap. Cost of cap is amortized through vault cash rental expense over term of cap.
Europe & Africa – Interest Rate Swap Contracts

Notional Amounts	Weighted Average
U.K. £	Fixed Rate	Term
(In millions)
£550	0.90%	October 1, 2019 – December 31, 2019
£500	0.94%	January 1, 2020 – December 31, 2020
£500	0.94%	January 1, 2021 – December 31, 2021
£500	0.94%	January 1, 2022 – December 31, 2022
Australia & New Zealand – Interest Rate Swap Contracts

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$150	1.95%	October 1, 2019 – December 31, 2019
$140	1.59%	January 1, 2020 – December 31, 2020
$40	0.71%	January 1, 2021 – December 31, 2021
Outstanding Interest Rate Derivatives Associated with Revolving Credit Facility Borrowings

Notional Amounts U.K. £	Weighted Average Fixed Rate	Term
(In millions)
£80	0.95%	October 1, 2019 – January 1, 2020
£50	0.95%	January 2, 2020 – January 1, 2021

The following tables depict the effects of the use of the Company’s derivative interest rate swap contracts in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations.
Balance Sheet Data

	September 30, 2019		December 31, 2018
Asset (Liability) Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap contracts	Prepaid expenses, deferred costs, and other current assets	$1,432	Prepaid expenses, deferred costs, and other current assets	$4,489
Interest rate swap contracts	Prepaid expenses, deferred costs, and other noncurrent assets	3,393	Prepaid expenses, deferred costs, and other noncurrent assets	15,316
Interest rate swap contracts	Current portion of other long-term liabilities	(8,073)	Current portion of other long-term liabilities	(396)
Interest rate swap and cap contracts	Other long-term liabilities	(17,383)	Other long-term liabilities	(2,894)
Total derivative instruments, net		$(20,631)		$16,515

Statements of Operations Data

	Three Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income
	2019	2018		2019	2018
	(In thousands)			(In thousands)
Interest rate swap contracts	$(3,406)	$4,587	Cost of ATM operating revenues	$(668)	$(605)
Interest rate swap contracts	(119)	—	Interest expense, net	(59)	—
Total	$(3,525)	$4,587		$(727)	$(605)

	Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income
	2019	2018		2019	2018
	(In thousands)			(In thousands)
Interest rate swap contracts	$(28,989)	$20,106	Cost of ATM operating revenues	$(210)	$(4,477)
Interest rate swap contracts	(500)	—	Interest expense, net	(172)	—
Total	$(29,489)	$20,106		$(382)	$(4,477)
As of September 30, 2019, the Company expects to reclassify $6.6 million of net derivative-related losses contained in the Accumulated comprehensive loss, net line within its accompanying Consolidated Balance Sheets into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

The following tables show the impact of our cash flow hedge accounting relationships on the statement of operations for the three and nine months ended September 30, 2019 and 2018:

	Location and Amount of Loss Recognized in Income on Cash Flow Hedging Relationships in the Three Months Ended September 30,
	2019		2018
	(In thousands)
	Cost of ATM Operating Revenues	Interest Expense, net	Cost of ATM Operating Revenues
Total amount of expense presented in the statements of operations in which the effects of cash flow hedges are recorded	$208,860	$6,751	$216,849

Amount of loss reclassified from accumulated other comprehensive income into income	$668	$59	$605

	Location and Amount of Loss Recognized in Income on Cash Flow Hedging Relationships in the Nine Months Ended September 30,
	2019		2018
	(In thousands)
	Cost of ATM Operating Revenues	Interest Expense, net	Cost of ATM Operating Revenues
Total amount of expense presented in the statements of operations in which the effects of cash flow hedges are recorded	$623,099	$20,265	$647,692

Amount of loss reclassified from accumulated other comprehensive income into income	$210	$172	4,477

Other Derivatives

On October 14, 2019, the Company entered into foreign currency forward contracts with an aggregate notional of $150 million to manage the exposure associated with its expected credit facility borrowings in U.K. pounds sterling.  These derivatives may be settled between November 2, 2020 and December 1, 2020.
(14) Fair Value Measurements
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2019 and December 31, 2018 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 refers to fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap contracts	$4,825	$—	$4,825	$—
Liabilities
Liabilities associated with interest rate swap contracts	$(25,456)	$—	$(25,456)	$—
Liabilities associated with acquisition related contingent consideration	$(21,737)	$—	$—	$(21,737)

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap contracts	$19,805	$—	$19,805	$—
Liabilities
Liabilities associated with interest rate swap contracts	$(3,290)	$—	$(3,290)	$—
Liabilities associated with acquisition related contingent consideration	$(38,266)	$—	$—	$(38,266)

As of December 31, 2018, liabilities associated with Level 2 interest rate swap contracts also include an insignificant amount related to foreign currency forward contracts.
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
Acquisition related contingent consideration. Liabilities from acquisition related contingent consideration are estimated using a Monte Carlo simulation and market observable, as well as internal projections, and other significant non-observable inputs (Level 3) based on the Company’s best estimate of future operational results upon which the payment of these obligations are contingent. Future changes to the estimated contingent liability either higher or lower may occur as the estimated internal projections and other significant non-observable inputs for the calculation become available and are updated as deemed necessary. These future updates could result in a material change in the estimated contingent liability. The estimates and significant non-observable inputs may differ from actual results. As the estimated contingent liability is based upon performance relative to certain agreed upon earnings targets in 2019 and 2020, the performance based payments are expected to occur in 2020 and 2021, respectively. As of September 30, 2019, the estimated fair value of the Company’s acquisition related contingent consideration liability was approximately $21.7 million. Based on current forecasts, the Company estimates that approximately $5.0 million of the total aggregate estimated liability will be paid in the first quarter of 2020 with the remaining amount being paid in the first quarter of 2021. During the three and nine months ended September 30, 2019, the Company recognized a $6.8 million gain and $15.5 million gain in Other income to revise the estimated fair value of the contingent consideration liability. The foreign exchange gains recognized during the three and nine months ended September 30, 2019, to remeasure the South African Rand denominated liability to U.S. Dollars were approximately $1.8 million and $1.1 million, respectively. Both the revision to the estimated fair value and the foreign exchange adjustments are included in the Other income line in the Consolidated Statements of Operations.
Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility approximates fair value due to the fact that any outstanding borrowings are subject to short-term floating interest rates. As of September 30, 2019, the fair value of the 2020 Notes and 2025 Notes totaled $282.4 million and $305.9 million respectively, based on the quoted prices in markets that are not active (Level 2). For additional information related to long-term debt, see Note 9. Long-Term Debt.
Additions to asset retirement obligations liability. The Company estimates the fair value of additions to its ARO liability using expected discounted future cash flow at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the ARO are measured at fair value at the time of the asset installations using significant non-observable (Level 3) inputs. These liabilities are evaluated periodically based on estimated current fair value. Amounts added to the ARO liability during the nine months ended September 30, 2019 totaled $4.1 million.

Interest rate derivatives. As of September 30, 2019, the recognized fair value of the Company’s Interest Rate Derivatives resulted in an asset of $4.8 million and a liability of $25.5 million. These financial instruments are carried at fair value and are valued using pricing models based on significant other observable inputs (Level 2), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. For additional information related to the valuation process of this asset or liability, see Note 13. Derivative Financial Instruments.
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
Other Commitments
Asset retirement obligations. The Company’s ARO consist primarily of costs to deinstall the Company’s ATMs and to restore the ATM sites to their original condition. In most cases, the Company is contractually required to perform this deinstallation of its owned ATMs, and in some cases, site restoration work. As of September 30, 2019, the Company had $59.7 million accrued for these liabilities. For additional information, see Note 10. Asset Retirement Obligations .
Acquisition related contingent consideration. As of September 30, 2019, the Company had $21.7 million accrued for the Spark acquisition related contingent consideration. For additional information related to the Spark acquisition related contingent consideration, see Note 14. Fair Value Measurements .
(16) Income Taxes
The Company’s income tax expense based on income before income taxes for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, excluding percentages)
Income tax expense	$4,086	$7,854	$10,780	$10,409
Effective tax rate	16.4%	47.2%	23.2%	51.6%

The Company’s income tax expense for the three months ended September 30, 2019 totaled $4.1 million, resulting in an effective tax rate of 16.4%, compared to an expense of $7.9 million, and an effective tax rate of 47.2%, for the same period of 2018. The Company’s income tax expense for the nine months ended September 30, 2019 totaled $10.8 million, resulting in an effective tax rate of 23.2%, compared to an expense of $10.4 million, and an effective tax rate of 51.6%, for the same period of 2018. The decrease in the tax rate for the three and nine months ended September 30, 2019, compared to the same period of 2018, was primarily attributable to tax benefits from the utilization of interest deductions disallowed in the prior year and the nontaxable gain recorded to revise the fair value of the acquisition related contingent consideration liability.

As of September 30, 2019, the Company has recorded an uncertain tax benefit of $2.4 million, of which $1.5 million was for net operating losses generated in prior years with an associated valuation allowance, and $0.4 million was for a deferred tax asset for the related U.S. federal tax benefit. A net amount of $0.5 million of this uncertain tax benefit was recorded to tax expense during the nine months ended September 30, 2019.

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
(17) Segment Information
As of September 30, 2019, the Company’s operations consisted of its North America, Europe & Africa, and Australia & New Zealand segments. The Company’s ATM operations in the U.S., Canada, Mexico, and Puerto Rico are included in its North America segment. The North America segment also includes the Company’s transaction processing operations, which service its internal ATM operations, along with external customers. The Company’s ATM operations in the U.K., Ireland, Germany, Spain, and South Africa are included in its Europe & Africa segment, along with i-design (the Company’s ATM advertising business based in the U.K.). The Company’s Australia & New Zealand segment consists of its ATM operations in these two countries. Corporate primarily includes the Company’s corporate general and administrative expenses. While each of the reporting segments provides similar kiosk-based and/or ATM-related services, each segment is managed separately and requires different marketing and business strategies.
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

The following table is a reconciliation of Net income attributable to controlling interests and available to common shareholders to EBITDA, Adjusted EBITDA, and Adjusted EBITA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income attributable to controlling interests and available to common shareholders	$20,864	$8,781	$35,654	$9,780
Adjustments:
Interest expense, net	6,751	8,852	20,265	27,185
Amortization of deferred financing costs and note discount	3,377	3,397	9,999	10,060
Income tax expense	4,086	7,854	10,780	10,409
Depreciation and accretion expense	33,466	30,647	99,644	93,453
Amortization of intangible assets	12,404	12,994	37,407	40,263
EBITDA	80,948	72,525	213,749	191,150
Add back:
Loss on disposal and impairment of assets	637	466	3,101	15,583
Other income (1)	(3,703)	(1,297)	(9,454)	(1,324)
Noncontrolling interests (2)	15	12	46	31
Share-based compensation expense	5,633	4,669	15,367	10,627
Restructuring expenses (3)	3,583	1,058	7,046	5,534
Acquisition related expenses (4)	—	—	—	2,633
Adjusted EBITDA	87,113	77,433	229,855	224,234
Less:
Depreciation and accretion expense (5)	33,466	30,646	99,644	93,451
Adjusted EBITA	$53,647	$46,787	$130,211	$130,783

(1)	Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition related contingent consideration, and other non-operating costs.

(2)	Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of one of the Company's Mexican subsidiaries.

(3)
For the three and nine months ended September 30, 2019, expenses include employee severance costs, facility costs and professional fees related to the 2019 Restructuring Plan. For the three and nine months ended September 30, 2018, expenses include employee severance and other costs incurred in conjunction with a corporate reorganization and cost reduction initiative.

(4)	For the nine months ended September 30, 2018, expenses primarily include employee severance costs and lease termination costs related to the DCPayments acquisition.

(5)	Amounts exclude a portion of the expenses incurred by one of the Company's Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.

The following tables reflect certain financial information for each of the Company’s reporting segments for the periods presented:

	Three Months Ended September 30, 2019
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$222,329	$104,686	$24,492	$—	$—	$351,507
Intersegment revenues	2,379	22	—	—	(2,401)	—
Cost of revenues	148,215	60,477	17,264	368	(2,542)	223,782
Selling, general, and administrative expenses	17,517	10,292	2,286	16,162	—	46,257
Restructuring expenses	799	2,335	—	449	—	3,583
Loss (gain) on disposal and impairment of assets	225	457	(45)	—	—	637

Adjusted EBITDA	58,977	33,939	4,941	(10,896)	152	87,113

Depreciation and accretion expense(3)	19,460	11,838	1,252	934	(18)	33,466
Adjusted EBITA	39,517	22,101	3,690	(11,831)	170	53,647

Capital expenditures (1)	$18,723	$12,638	$672	$3,233	$—	$35,266

	Three Months Ended September 30, 2018 (2)
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$206,465	$104,241	$29,469	$—	$—	$340,175
Intersegment revenues	2,569	597	—	—	(3,166)	—
Cost of revenues	141,171	65,785	21,227	229	(2,883)	225,529
Selling, general, and administrative expenses	16,053	9,657	2,537	13,682	(33)	41,896
Restructuring expenses	942	116	—	—	—	1,058
Acquisition related expenses	—	—	285	(285)	—	—
Loss on disposal and impairment of assets	246	232	(12)	—	—	466

Adjusted EBITDA	51,810	29,397	5,705	(9,242)	(237)	77,433

Depreciation and accretion expense(3)	17,405	11,788	1,265	203	(15)	30,646
Adjusted EBITA	34,405	17,609	4,440	(9,445)	(222)	46,787

Capital expenditures (1)	$9,853	$10,931	$1,595	$4,296	$—	$26,675

	Nine Months Ended September 30, 2019
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$636,663	$298,615	$75,320	$—	$—	$1,010,598
Intersegment revenues	7,508	488	—	—	(7,996)	—
Cost of revenues	429,287	187,429	54,540	995	(8,004)	664,247
Selling, general, and administrative expenses	50,981	31,745	6,800	42,386	—	131,912
Restructuring expenses	1,012	2,735	—	3,299	—	7,046
Loss (gain) on disposal and impairment of assets	1,327	1,874	(100)	—	—	3,101

Adjusted EBITDA	163,904	79,930	13,979	(28,014)	56	229,855

Depreciation and accretion expense (3)	58,317	36,175	3,741	1,467	(56)	99,644
Adjusted EBITA	105,587	43,755	10,238	(29,482)	113	130,211

Capital expenditures (1)	$41,873	$32,538	$3,535	$12,373	$—	$90,319

	Nine Months Ended September 30, 2018 (2)
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$618,538	$309,522	$89,286	$—	$—	$1,017,346
Intersegment revenues	7,482	1,610	—	—	(9,092)	—
Cost of revenues	426,751	194,358	66,198	404	(8,491)	679,220
Selling, general, and administrative expenses	47,132	29,479	7,953	40,214	(214)	124,564
Restructuring expenses	3,072	1,292	—	1,170	—	5,534
Acquisition related expenses	(348)	1,516	920	545	—	2,633
Loss on disposal and impairment of assets	10,880	4,613	90	—	—	15,583

Adjusted EBITDA	152,137	87,296	15,134	(29,990)	(343)	224,234

Depreciation and accretion expense (3)	51,257	38,286	3,774	203	(69)	93,451
Adjusted EBITA	100,879	49,010	11,360	(30,193)	(273)	130,783

Capital expenditures (1)	$27,437	$29,475	$5,017	$11,428	$—	$73,357

(1)
Capital expenditures include payments made for plant, property, and equipment, exclusive license agreements, and site acquisition costs. Additionally, capital expenditure amounts for one of the Company’s Mexican subsidiaries, included in the North America segment, are reflected gross of any noncontrolling interest amounts.

(2)
The segment information presented for the three and nine months ended September 30, 2018 has been revised to ensure consistency with the current allocation of certain intercompany revenues and expenses.

(3)	Amounts exclude a portion of the expenses incurred by one of the Company's Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.

Identifiable Assets

	September 30, 2019	December 31, 2018
	(In thousands)
North America	$1,243,891	$1,195,693
Europe & Africa	494,105	494,457
Australia & New Zealand	60,369	63,613
Corporate	30,728	33,581
Total	$1,829,093	$1,787,344

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
The following information reflects the Condensed Consolidating Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2019 and 2018, the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 for: (i) Cardtronics plc, the parent Guarantor of the 2025 Notes (“Parent”), (ii) Cardtronics Inc. (“Issuer”), (iii) the 2025 Notes Guarantors (the “Guarantors”), and (iv) the 2025 Notes Non-Guarantors.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30, 2019
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$258,256	$95,941	$(2,690)	$351,507
Operating costs and expenses	9,283	(8)	224,335	89,607	(3,088)	320,129
Income (loss) from operations	(9,283)	8	33,921	6,334	398	31,378
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	3,256	9,703	(2,895)	64	10,128
Equity in earnings of subsidiaries	(28,401)	(10,286)	(10,996)	—	49,683	—
Other (income) expense	18	1,007	6,575	(5,856)	(5,447)	(3,703)
Income before income taxes	19,100	6,031	28,639	15,085	(43,902)	24,953
Income tax expense (benefit)	(1,767)	(1,001)	5,336	1,518	—	4,086
Net income	20,867	7,032	23,303	13,567	(43,902)	20,867
Net income attributable to noncontrolling interests	—	—	—	—	3	3
Net income attributable to controlling interests and available to common shareholders	20,867	7,032	23,303	13,567	(43,905)	20,864
Other comprehensive (loss) income attributable to controlling interest	(9,795)	—	12,284	(22,233)	9,949	(9,795)
Comprehensive income (loss) attributable to controlling interests	$11,072	$7,032	$35,587	$(8,666)	$(33,956)	$11,069

	Three Months Ended September 30, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$244,932	$98,268	$(3,025)	$340,175
Operating costs and expenses	7,739	7	212,391	94,408	(1,955)	312,590
Income (loss) from operations	(7,739)	(7)	32,541	3,860	(1,070)	27,585
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	6,691	10,037	(4,548)	69	12,249
Equity in (earnings) losses of subsidiaries	(15,024)	(4,241)	54	—	19,211	—
Other (income) expense	(29)	(8)	2,968	1,200	(5,428)	(1,297)
Income (loss) before income taxes	7,314	(2,449)	19,482	7,208	(14,922)	16,633
Income tax expense (benefit)	(1,465)	(1,657)	9,132	1,844	—	7,854
Net income (loss)	8,779	(792)	10,350	5,364	(14,922)	8,779
Net loss attributable to noncontrolling interests	—	—	—	—	(2)	(2)
Net income (loss) attributable to controlling interests and available to common stockholders	8,779	(792)	10,350	5,364	(14,920)	8,781
Other comprehensive income (loss) attributable to controlling interest	4,050	(1)	9,038	(4,992)	(4,044)	4,051
Comprehensive income (loss) attributable to controlling interests	$12,829	$(793)	$19,388	$372	$(18,964)	$12,832

	Nine Months Ended September 30, 2019
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$741,269	$277,682	$(8,353)	$1,010,598
Operating costs and expenses	25,851	18	652,657	273,593	(8,762)	943,357
Income (loss) from operations	(25,851)	(18)	88,612	4,089	409	67,241
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	9,628	28,888	(8,430)	178	30,264
Equity in earnings of subsidiaries	(56,588)	(34,915)	(16,337)	—	107,840	—
Other (income) expense	(3)	1,277	15,970	(13,834)	(12,864)	(9,454)
Income before income taxes	30,740	23,992	60,091	26,353	(94,745)	46,431
Income tax expense (benefit)	(4,911)	(2,545)	14,568	3,668	—	10,780
Net income	35,651	26,537	45,523	22,685	(94,745)	35,651
Net loss attributable to noncontrolling interests	—	—	—	—	(3)	(3)
Net income attributable to controlling interests and available to common shareholders	35,651	26,537	45,523	22,685	(94,742)	35,654
Other comprehensive loss attributable to controlling interest	(26,728)	—	(5,969)	(20,760)	26,728	(26,729)
Comprehensive income attributable to controlling interests	$8,923	$26,537	$39,554	$1,925	$(68,014)	$8,925

	Nine Months Ended September 30, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$—	$731,636	$294,594	$(8,884)	$1,017,346
Operating costs and expenses	19,649	16	656,272	291,170	(5,857)	961,250
Income (loss) from operations	(19,649)	(16)	75,364	3,424	(3,027)	56,096
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	19,850	31,206	(13,941)	130	37,245
Equity in (earnings) losses of subsidiaries	(25,667)	5,415	34,589	—	(14,337)	—
Other (income) expense	(18)	176	(683)	(6,806)	6,007	(1,324)
Income (income) before income taxes	6,036	(25,457)	10,252	24,171	5,173	20,175
Income tax expense (benefit)	(3,730)	(4,965)	13,258	5,846	—	10,409
Net income (loss)	9,766	(20,492)	(3,006)	18,325	5,173	9,766
Net loss attributable to noncontrolling interests	—	—	—	—	(14)	(14)
Net income (loss) attributable to controlling interests and available to common shareholders	9,766	(20,492)	(3,006)	18,325	5,187	9,780
Other comprehensive income (loss) attributable to controlling interest	259	(1)	29,055	(28,798)	(256)	259
Comprehensive income (loss) attributable to controlling interests	$10,025	$(20,493)	$26,049	$(10,473)	$4,931	$10,039

Condensed Consolidated Balance Sheets

	As of September 30, 2019
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$47	$6	$6,920	$19,561	$—	$26,534
Accounts and notes receivable, net	—	—	67,946	27,170	—	95,116
Restricted cash	—	—	161,132	17,616	—	178,748
Other current assets	—	1,432	38,279	45,674	(18)	85,367
Total current assets	47	1,438	274,277	110,021	(18)	385,765
Property and equipment, net	—	—	333,363	112,494	—	445,857
Intangible assets, net	—	—	108,278	15,142	—	123,420
Goodwill	—	—	611,781	133,117	—	744,898
Operating lease assets	—	—	40,222	42,000	—	82,222
Investments in and advances to subsidiaries	395,436	422,775	579,740	—	(1,397,951)	—
Intercompany receivable	18,532	163,742	215,463	382,751	(780,488)	—
Deferred tax asset, net	1,176	—	(1,699)	13,933	—	13,410
Prepaid expenses, deferred costs, and other noncurrent assets	—	3,542	21,235	8,744	—	33,521
Total assets	$415,191	$591,497	$2,182,660	$818,202	$(2,178,457)	$1,829,093
Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	$—	$4,568	$17,288	$24,870	$—	$46,726
Accounts payable and accrued liabilities	643	2,396	366,010	96,858	(67)	465,840
Total current liabilities	643	6,964	383,298	121,728	(67)	512,566
Long-term debt	—	272,590	341,479	138,851	—	752,920
Intercompany payable	66,327	276	556,203	160,721	(783,527)	—
Asset retirement obligations	—	—	29,043	23,906	—	52,949
Noncurrent operating lease liabilities	—	—	45,944	28,120	—	74,064
Deferred tax liability, net	—	—	39,160	—	—	39,160
Other long-term liabilities	—	9,337	15,996	23,880	—	49,213
Total liabilities	66,970	289,167	1,411,123	497,206	(783,594)	1,480,872
Shareholders' equity	348,221	302,330	771,537	320,997	(1,394,864)	348,221
Total liabilities and shareholders' equity	$415,191	$591,497	$2,182,660	$818,203	$(2,178,458)	$1,829,093

	As of December 31, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$89	$6	$26,124	$13,721	$—	$39,940
Accounts and notes receivable, net	—	—	47,209	28,434	—	75,643
Restricted cash	—	—	140,145	15,325	—	155,470
Other current assets	1	4,374	38,570	52,843	(10)	95,778
Total current assets	90	4,380	252,048	110,323	(10)	366,831
Property and equipment, net	—	—	330,743	129,444	—	460,187
Intangible assets, net	—	—	124,236	26,611	—	150,847
Goodwill	—	—	611,632	137,512	—	749,144
Investments in and advances to subsidiaries	375,535	410,955	181,116	19,226	(986,832)	—
Intercompany receivable	7,412	211,359	145,103	363,961	(727,835)	—
Deferred tax asset, net	342	—	(1,688)	10,004	—	8,658
Prepaid expenses, deferred costs, and other noncurrent assets	—	10,957	24,742	15,978	—	51,677
Total assets	$383,379	$637,651	$1,667,932	$813,059	$(1,714,677)	$1,787,344
Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	$—	$—	$16,654	$3,624	$(12)	$20,266
Accounts payable and accrued liabilities	642	240	316,974	90,681	(67)	408,470
Total current liabilities	642	240	333,628	94,305	(79)	428,736
Long-term debt	—	263,507	351,292	203,686	—	818,485
Intercompany payable	5,964	69,711	562,552	92,851	(731,078)	—
Asset retirement obligations	—	—	28,355	26,058	—	54,413
Deferred tax liability, net	—	—	40,873	325	—	41,198
Other long-term liabilities	—	2,620	25,998	39,122	—	67,740
Total liabilities	6,606	336,078	1,342,698	456,347	(731,157)	1,410,572
Shareholders' equity	376,773	301,573	325,234	356,712	(983,520)	376,772
Total liabilities and shareholders' equity	$383,379	$637,651	$1,667,932	$813,059	$(1,714,677)	$1,787,344

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2019
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$51,695	$6,265	$86,483	$87,249	$—	$231,692
Additions to property and equipment		—	(69,745)	(20,574)	—	(90,319)
Acquisitions, net of cash acquired	—	—	(9,100)	—	—	(9,100)
Net cash used in investing activities	—	—	(78,845)	(20,574)	—	(99,419)
Proceeds from borrowings under revolving credit facility	—	70,700	279,291	136,495	—	486,486
Repayments of borrowings under revolving credit facility	—	(70,700)	(289,279)	(195,609)	—	(555,588)
Intercompany financing	737	(6,265)	5,819	(291)	—	—
Tax payments related to share-based compensation	(2,224)	—	—	—	—	(2,224)
Proceeds from exercises of stock options	2	—	—	—	—	2
Debt issuance, modification, and redemption costs	—	—	(924)	—	—	(924)
Repurchase of common shares	(50,252)	—	—	—	—	(50,252)
Net cash used in financing activities	(51,737)	(6,265)	(5,093)	(59,405)	—	(122,500)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(762)	861	—	99
Net increase (decrease) in cash, cash equivalents, and restricted cash	(42)	—	1,783	8,131	—	9,872
Cash, cash equivalents, and restricted cash as of beginning of period	89	6	166,269	29,046	—	195,410
Cash, cash equivalents, and restricted cash as of end of period	$47	$6	$168,052	$37,177	$—	$205,282

	Nine Months Ended September 30, 2018
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by operating activities	$5,230	$4,400	$160,927	$14,025	$—	$184,582
Additions to property and equipment	—	—	(52,422)	(20,935)	—	(73,357)
Net cash used in investing activities	—	—	(52,422)	(20,935)	—	(73,357)
Proceeds from borrowing under revolving credit facility	—	273,700	37,445	166,878	—	478,023
Repayments of borrowings under revolving credit facility	—	(278,100)	(110,334)	(180,583)	—	(569,017)
Intercompany financing	—	—	(5,144)	5,144	—	—
Tax payments related to share-based compensation	(5,245)	—	—	—	—	(5,245)
Proceeds from exercise of stock options	14	—	—	—	—	14
Net cash used in financing activities	(5,231)	(4,400)	(78,033)	(8,561)	—	(96,225)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(26)	(378)	—	(404)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1)	—	30,446	(15,849)	—	14,596
Cash, cash equivalents, and restricted cash as of beginning of period	88	7	51,499	48,223	—	99,817
Cash, cash equivalents, and restricted cash as of end of period	$87	$7	$81,945	$32,374	$—	$114,413

(19) Concentration Risk
Significant merchant customers. During the trailing twelve months ended September 30, 2019, the Company derived approximately 23% of its total revenues from ATMs placed at the locations of its top five merchant customers. The Company’s top five merchant customers, none accounting for more than 6% of total revenue for the trailing twelve months ended September 30, 2019, were Alimentation Couche-Tard Inc., Co-operative Food, CVS Caremark Corporation, Speedway LLC, and Walgreens Boots Alliance, Inc. Accordingly, a significant percentage of the Company’s future revenues and operating income will be dependent upon the successful continuation of its relationships with these merchants.

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
Cardtronics plc provides convenient automated consumer financial services through its network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of September 30, 2019, we were the world’s largest ATM owner/operator, providing services to over 295,000 ATMs. During the three months ended September 30, 2019, 63% of our total revenues were derived from operations in North America (including our ATM operations in the United States ("U.S."), Canada, and Mexico), 30% of our total revenues were derived from operations in Europe and Africa (including our ATM operations in the United Kingdom ("U.K."), Ireland, Germany, Spain, and South Africa), and 7% of our total revenues were derived from operations in Australia and New Zealand. Included in our network as of September 30, 2019 were approximately 206,000 ATMs to which we provided processing only services or various forms of managed services solutions. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.
Through our network, we deliver various ATM-based financial services to cardholders and provide ATM management and ATM equipment-related services (typically under multi-year contracts) to large retail merchants, smaller retailers, financial institutions, and operators of facilities such as shopping malls, airports, and train stations. In doing so, we provide our retail and financial institution partners with a compelling automated financial services solution that helps attract and retain customers, and in turn, increases the likelihood that our ATMs will be utilized. We also own and operate electronic funds transfer (“EFT”) transaction processing platforms that provide transaction processing services to our network of ATMs, as well as to other ATMs operated under managed services arrangements. Additionally, we provide processing services for issuers of debit cards.
We also own and operate the Allpoint network (“Allpoint”), the largest retail based surcharge-free ATM network (based on the number of participating ATMs). Allpoint, with approximately 55,000 participating ATMs, provides surcharge-free ATM access to approximately 1,200 participating credit unions, banks, and stored-value debit card issuers that are principally located in North America. For participants, Allpoint provides scale, density, and convenience of surcharge-free ATMs that surpasses the largest banks in the U.S. In exchange, Allpoint earns either a fixed monthly fee per cardholder or a fixed fee per transaction that is paid by the participants. Allpoint includes a majority of our ATMs in the U.S. and certain ATMs in the U.K., Canada, Mexico, and Australia. Allpoint also provides services to organizations that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing organizations pay us a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s ATM network.
For additional information related to our operations and the manner in which we derive revenues, see our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).
Strategic Outlook
Over the past decade, we have expanded our operations and the capabilities and service offerings of our ATMs through strategic acquisitions and investments, continued to deploy ATMs in high-traffic locations under contracts with well-known retailers, and expanded our relationships with leading financial institutions through the growth of Allpoint, our surcharge-free ATM network and our bank-branding programs. More recently, we have expanded our ATM capabilities and service offerings to financial institutions, as we are seeing increasing interest from financial institutions for outsourcing of ATM-related services due to our cost efficiency advantages and higher service levels, as well as the role that our ATMs can play in maintaining financial institutions physical presence for their customers as they reduce their physical branches. We have also expanded our capabilities and are in the process of deploying deposit-taking ATMs in certain locations within the U.S. Additionally, we have enabled 11,000 of our ATMs in the U.S. with cardless cash access and plan to enable additional ATMs with these capabilities in the future.
In January 2017, we acquired DirectCash Payments Inc. ("DCPayments"), a leading ATM operator with operations in Australia, New Zealand, Canada, the U.K., and Mexico and Spark ATM Systems Pty Ltd. (“Spark”), an independent ATM deployer in South Africa. The expansion of our operations through acquisitions has allowed us to grow in our existing markets as well as enter into new markets. We may explore additional acquisitions that are deemed strategic opportunities.

We will continue to expand our ATM footprint organically and launch new products and services that will allow us to further leverage our existing ATM network. We see opportunities to expand our operations through the following efforts:

•	expanding our relationships with leading financial institutions;

•	working with financial technology companies with a primary focus on the retail consumer finance business (or “Fintechs”) and card issuers to further leverage our extensive ATM network;

•	increasing transaction levels at our existing locations;

•	increasing the number of deployed ATMs with existing and new merchant relationships;

•	developing and providing additional services at our existing ATMs;

•	pursuing additional managed services opportunities; and

•	pursuing opportunities to expand into new international markets over time.
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

•
United Kingdom. The U.K. is the largest ATM market in Europe. According to LINK (which connects the ATM networks of all the U.K. ATM operators), approximately 62,000 ATMs were deployed in the U.K. as of September 2019, of which approximately 60% were operated by non-banks (inclusive of our nearly 18,000 ATMs). Electronic payment alternatives have gained popularity in the U.K. and we have seen both the number of ATM deployments and total withdrawals slow in recent years. In light of recent changes to the LINK interchange rate that includes a 5% decrease that came into effect on July 1, 2018 and a second additional 5% decrease in the LINK interchange rate that came into effect on January 1, 2019, we have changed certain of our ATMs to pay-to-use, whereby we no longer receive interchange from customers' banks, but instead, the customer now pays us a convenience fee. We have also removed certain ATMs from service and have taken other measures to mitigate the impact of the LINK interchange reduction. For additional information, see Decrease in interchange rates below. We believe there are emerging opportunities with financial institutions in this market to outsource certain components of their ATM operations and we are actively working to grow our offerings for such services.

•
Germany.  There are approximately 58,000 ATMs in Germany that are primarily deployed in bank branch locations. The top four independent ATM deployers accounted for less than 10% of the market as of December 31, 2018. Cardtronics entered the German market in August 2013 through the acquisition of Cardpoint. Cardtronics is presently the largest independent ATM deployer in Germany with approximately 1,600 ATMs. The German ATM market is highly fragmented and may be under-deployed, based on its population’s high use of cash relative to other markets in which we operate, such as the U.S. and the U.K. As a result, this fragmented and potentially under-deployed ATM market is attractive to us and we believe there are a number of opportunities for growth in this market. We have continued to expand our ATM count in this market by adding new ATMs with new retail partners, such as Total, and have also added free-to-use ATM access to bank customers, such as Postbank.

•
Canada.  We entered the Canadian market in October 2011, and in January 2017, we significantly expanded our operations in Canada through our acquisition of DCPayments. We currently operate approximately 11,000 ATMs in Canada and estimate that there are currently approximately 70,000 ATMs in total in the Canadian market. We plan to seek additional partnerships with financial institutions to implement bank-branding and other financial services, similar to our bank-branding and surcharge-free strategy in the U.S., to drive additional transactions to our network.

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

•
Australia and New Zealand. In January 2017, in connection with our acquisition of DCPayments, we expanded operations into Australia and New Zealand. During the year following our acquisition, the Australian ATM market was significantly impacted by the removal of surcharge fees by the major banks to non-customers at their ATMs. The Australian and New Zealand ATM market is comprised of approximately 30,000 ATMs, and we are the largest independent ATM deployer in this region with approximately 9,000 ATMs. For further information regarding the removal of surcharge fees, see Australia market changes and asset impairment below. We believe there are opportunities for longer-term growth in Australia, which would likely include expansion of services to financial institutions in this market.

•
South Africa.  In January 2017, in connection with our acquisition of Spark, we obtained operations in South Africa. Spark is a leading independent ATM operator in South Africa, and we have recently grown in this market by expanding the number of ATMs we operate. We expect to continue to grow in this market with merchants and financial institutions. We operate approximately 3,900 ATMs in South Africa and estimate that this market has approximately 34,000 ATMs in total.

Increase in surcharge rates. As financial institutions increase the surcharge rates charged to non-customers for the use of their ATMs, it enables us to increase the surcharge rates charged on our ATMs in selected markets. We also believe that higher surcharge rates in the market make our surcharge-free offerings more attractive to consumers and other financial institutions.
Decrease in interchange rates. The interchange rates paid to independent ATM deployers, such as ourselves, are in some cases set by the various EFT networks and major interbank networks through which the transactions conducted on our ATMs are routed. In past years, certain networks have reduced the net interchange rates paid to ATM deployers for ATM transactions in the U.S. by reducing the transaction rates charged to financial institutions and increasing per transaction fees charged by the networks to ATM operators. In addition to the impact of the net interchange rate decrease, we saw certain financial institutions migrate their volume away from some networks to take advantage of the lower pricing offered by other networks, resulting in lower net interchange rates per transaction realized by us. If financial institutions move to take further advantage of lower interchange rates, or if networks reduce the interchange rates they currently pay to ATM deployers or increase their network fees, our future revenues and gross profits could be negatively impacted. During 2019, we saw a reduction in net interchange on a portion of our transactions, primarily related to higher fees retained by a major network. We have taken measures to mitigate our exposure to interchange rate reductions by networks, including, but not limited to: (i) where possible, routing transactions through a preferred network such as Allpoint, where we have influence over the per transaction rate, (ii) negotiating directly with our financial institution partners for contractual interchange rates on transactions involving their customers, (iii) developing contractual protection from such rate changes in our agreements with merchants and financial institution partners, and (iv) negotiating pricing directly with certain networks.
Interchange rates in the U.K. are primarily set by LINK, the U.K.’s major interbank ATM network. LINK has historically set these rates annually using a cost-based methodology that incorporates ATM service costs from two years prior (i.e., operating costs from 2017 are considered for determining the 2019 interchange rate). In addition to LINK transactions, certain card issuers in the U.K. have issued cards that are not affiliated with the LINK network, and instead carry the Visa or MasterCard network brands. In recent years, transactions conducted on our ATMs from these cards have totaled approximately 4% of our annual withdrawal transactions in the U.K. For these transactions, we receive interchange revenues based on rates that are set by Visa or MasterCard, respectively. The interchange rates set by Visa and MasterCard have historically been less than the rates that have been established by LINK. In July 2018, the LINK interchange rate was reduced by 5% and an additional 5% rate reduction commenced on January 1, 2019. There are no further scheduled rate reductions at this time, but the impact of the recent rate reductions has adversely impacted our revenues and profits in the U.K. We continue to evaluate and assess the impact of interchange rate changes on our U.K. business and have taken certain actions and may continue to take additional actions to mitigate the impact of the current and potential future price reductions. Our mitigating activities have included, and may in the future include, removal of lower profitability sites, contract renegotiations with certain merchants, and conversion of certain ATMs to pay-to-use. The first 5% rate reduction that occurred on July 1, 2018, adversely impacted our 2018 profits by approximately $8 million, when taken together with other rate reductions. The second 5% decrease in the LINK interchange rate occurred January 1, 2019. On an unmitigated basis, we expect that these rate reductions will adversely impact our operating income by approximately $19 million in 2019. LINK implemented a Financial Inclusion Program intended to preserve free-to-use ATMs in certain remote and under-served areas, and we are participating in this program. Should there be any additional significant change in the LINK scheme or its membership, our U.K. revenues and profits could be more adversely impacted. During the three months ended September 30, 2019, 15.5% of our total ATM operating revenues were derived from interchange fees in Europe & Africa. A portion of these revenues are subject to pricing changes that we may be unable to offset through lower payments to merchants.

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
U.S. same-store cash withdrawal transactions during the three months ended September 30, 2019 increased approximately 2% from the same period in 2018. Growth in Allpoint and bank-branding transactions positively impacted the same-store growth rate, driven by growth in the number of financial institutions participating in Allpoint and branding our ATMs, and increased marketing efforts to existing Allpoint and bank-branding customers.
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
Withdrawal transaction and revenue trends - U.K. Historically, the majority of our ATMs in the U.K. have been free-to-use ATMs, meaning the transaction is free to the consumer and we earn an interchange rate paid by the customer’s bank. We also operate surcharging or pay-to-use ATMs, which are now increasing in the market and in our ATM estate due to the LINK interchange rate reduction discussed above. During the three months ended September 30, 2019, same-store cash withdrawal transactions at our ATMs in the U.K were down 3% compared to the same period in 2018. We believe the growth rate was adversely impacted by changes in consumer payments behavior, where consumers are conducting more tap and pay (non-cash) transactions for small payments at retailers.
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
Australia has historically been a direct charge ATM market, where cardholders have paid a fee (or "surcharge") to the operator of an ATM for each transaction, unless the ATM where the transaction was completed was part of the cardholder’s issuing bank ATM network. There is no broad interchange arrangement in Australia between card issuers and ATM operators to compensate the ATM operator for its service to a financial institution’s cardholder in the absence of the direct charge to the cardholders. During the three months ended September 30, 2019, approximately 80% of the Company’s revenues in Australia were sourced from direct charges paid by cardholders. Consequently, the actions taken by the largest banks in Australia in 2017 resulted in a significant increase in the availability of free-to-use ATMs and could, in the future, result in a significant decrease in our revenues. While the direct impact we have experienced is difficult to quantify, the ultimate impact of this action could increase over time as consumers’ behavior patterns change as a result of the introduction of a large number of free-to-use ATMs in Australia that did not previously exist.

Alternative payment options. We face indirect competition from alternative payment options, including card-based and mobile phone-based contactless payment technology in all of our markets. Australia and the U.K. have reported increasing rates of contactless payment use. Prior to our acquisition of DCPayments and since our ownership of the Australian component of the business, we have observed declines in transactions at Australian ATMs, as cash-based payments have declined as a percentage of total payments in recent years, with growth in contactless payments appearing to be the primary driver of the decline. Several banks in the U.S. have issued or are in the process of issuing contactless cards to their customers, enabling an additional payment choice for U.S. consumers. U.S. consumer adoption of this new payment choice could impact our transactions in the future in the U.S. market.
Capital investments. Our capital investments over the last several years have included significant expenditures to upgrade and replace ATMs at certain locations in response to certain changes in network operating rules. Our capital spending in 2019 has been and will continue to be driven by the following: (i) our strategic initiatives to enhance the consumer experience at our ATMs and drive transaction growth, (ii) certain software and hardware enhancements required to facilitate our strategic initiatives, enhance security, and retain the necessary support, (iii) other compliance related matters including terminal upgrades required due to polymer note introductions, (iv) long-term renewals of existing merchant contracts, (v) growth opportunities across our enterprise, and (vi) investments in the infrastructure of our business, including the implementation of an enterprise resource planning (“ERP”) system which was substantially completed during the nine months ended September 30, 2019.
U.K. planned exit from the European Union (“Brexit”). On March 29, 2017, the U.K. government officially triggered Article 50 of the Treaty on the European Union ("EU"), which commenced the process for the U.K. to exit the EU. The U.K. was originally scheduled to exit the EU on March 29, 2019, subject to a transition period extending through December 2020. However, the British Parliament failed to ratify the withdrawal agreement that was previously negotiated by representatives of the British government and the EU. On October 28, 2019, following the U.K.'s failure to exit the EU on the originally scheduled exit date of March 29, 2019, the EU further extended the deadline for the U.K. to approve a negotiated withdrawal agreement to January 31, 2020. Given the delay, there remains considerable uncertainty associated with the timing and terms of the withdrawal. Failure to obtain parliamentary approval of the negotiated withdrawal agreement would mean that the U.K. would leave the EU with no agreement (a so-called “hard Brexit”). Although the ultimate impact of Brexit on our business is unknown, we continue to monitor the negotiation of a withdrawal agreement and of a future relationship between the EU and the U.K.
Dynamic Currency Conversion ("DCC"). Effective April 13, 2019, Visa allows DCC on international ATM transactions globally. This change allows us to expand our DCC offerings in certain of our markets, and we are currently in the process of deploying DCC at many of our ATMs across our network. On March 19, 2019, the European Parliament adopted Regulation 2019/518 applicable to DCC charges. The additional transparency and price comparability requirements on DCC transactions are effective from April 2020. Our DCC revenues currently account for approximately 4% our total revenues, the majority of which is derived from our U.K. operations. As a result of Brexit, we are uncertain, at this time, if this new proposed regulation will have any significant impact on our revenues. Regardless of the outcome of Brexit and whether the U.K. adopts the EU proposed regulations, we do not believe this regulation will have a material impact on our revenues based on our current operations and the intended purpose of the proposed regulations.
Restructuring Expenses.  During 2017 and 2018, we implemented a global corporate reorganization and cost reduction initiative (the "2017 and 2018 Restructuring Plan”), intended to improve our cost structure and operating efficiency. The 2017 and 2018 Restructuring Plan included workforce reductions, facility closures and other cost reduction measures. During the three and nine months ended September 30, 2018, we incurred pre-tax charges of $1.1 million and $5.5 million, related to the 2017 and 2018 Restructuring Plan, primarily consisting of employee severance.
During the three months and nine months ended September 30, 2019, we incurred $3.6 million and $7.0 million, respectively, of pre-tax charges related to the 2019 restructuring activity (the "2019 Restructuring Plan"), consisting of workforce reductions, facility closures and professional fees.
Next generation bank note upgrade in Australia. Next generation bank notes are in the process of being introduced by the Reserve Bank of Australia. The new $5 note was introduced on September 1, 2016, and the new $50 note, the most widely disseminated note in Australia, was introduced on October 18, 2018. The new $20 note was recently introduced on October 9, 2019 and we expect that the new $100 will be issued in October 2020. The introduction of these next generation bank notes has required upgrades to software and physical ATM components on our ATMs in Australia.
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
Factors Impacting Comparability Between Periods

•
Foreign currency exchange rates. Our reported financial results are subject to fluctuations in foreign currency exchange rates. We estimate that the year-over-year fluctuation of the currencies in the markets in which we operate relative to the U.S. dollar caused our reported total revenues to be lower by $7.6 million and $28.4 million during the three and nine months ended September 30, 2019, respectively.

•
7-Eleven ATM removal. The 7-Eleven ATM placement agreement in the U.S. expired in July 2017, and all ATM operations in the U.S. were transitioned to the new service provider by the end of February 2018. 7-Eleven in the U.S accounted for $5.4 million, or less than 1% of total revenues during the nine months ended September 30, 2018.

Results of Operations
The following Consolidated Statements of Operations reflects each line as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three months ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	(In thousands, excluding percentages)
Revenues:
ATM operating revenues	$333,384	94.8%	$329,837	97.0%	$959,067	94.9%	$978,789	96.2%
ATM product sales and other revenues	18,123	5.2	10,338	3.0	51,531	5.1	38,557	3.8
Total revenues	351,507	100.0	340,175	100.0	1,010,598	100.0	1,017,346	100.0
Cost of revenues:
Cost of ATM operating revenues (1)	208,860	59.4	216,849	63.7	623,099	61.7	647,692	63.7
Cost of ATM product sales and other revenues	14,922	4.2	8,680	2.6	41,148	4.1	31,528	3.1
Total cost of revenues	223,782	63.7	225,529	66.3	664,247	65.7	679,220	66.8
Operating expenses:
Selling, general, and administrative expenses (2)	46,257	13.2	41,896	12.3	131,912	13.1	124,564	12.2
Restructuring expenses	3,583	1.0	1,058	0.3	7,046	0.7	5,534	0.5
Acquisition related expenses	—	—	—	—	—	—	2,633	0.3
Depreciation and accretion expense	33,466	9.5	30,647	9.0	99,644	9.9	93,453	9.2
Amortization of intangible assets	12,404	3.5	12,994	3.8	37,407	3.7	40,263	4.0
Loss on disposal and impairment of assets	637	0.2	466	0.1	3,101	0.3	15,583	1.5
Total operating expenses	96,347	27.4	87,061	25.6	279,110	27.6	282,030	27.7
Income from operations	31,378	8.9	27,585	8.1	67,241	6.7	56,096	5.5
Other expenses:
Interest expense, net	6,751	1.9	8,852	2.6	20,265	2.0	27,185	2.7
Amortization of deferred financing costs and note discount	3,377	1.0	3,397	1.0	9,999	1.0	10,060	1.0
Other income	(3,703)	(1.1)	(1,297)	(0.4)	(9,454)	(0.9)	(1,324)	(0.1)
Total other expenses	6,425	1.8	10,952	3.2	20,810	2.1	35,921	3.5
Income before income taxes	24,953	7.1	16,633	4.9	46,431	4.6	20,175	2.0
Income tax expense	4,086	1.2	7,854	2.3	10,780	1.1	10,409	1.0
Net income	20,867	5.9	8,779	2.6	35,651	3.5	9,766	1.0
Net income (loss) attributable to noncontrolling interests	3	—	(2)	—	(3)	—	(14)	—
Net income attributable to controlling interests and available to common shareholders	$20,864	5.9%	$8,781	2.6%	$35,654	3.5%	$9,780	1.0%

(1)
Excludes effects of depreciation, accretion, and amortization of intangible assets of $37.3 million and $35.5 million for the three months ended September 30, 2019 and 2018, respectively, and $112.3 million and $109.1 million for the nine months ended September 30, 2019 and 2018, respectively. See Item 1. Financial Statements, Note 1. General and Basis of Presentation – (c) Cost of ATM Operating Revenues Presentation. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 10.6% and 10.4% for the three months ended September 30, 2019 and 2018, respectively, and 11.1% and 10.7% for the nine months ended September 30, 2019 and 2018, respectively.

(2)
Includes share-based compensation expense of $5.3 million and $4.4 million for the three months ended September 30, 2019 and 2018, respectively, and $14.4 million and $10.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Key Operating Metrics
The following table reflects certain key measures that gauge our operating performance for the periods indicated:

	Three months ended September 30,			Nine Months Ended September 30,
	2019	% Change	2018	2019	% Change	2018
Average number of transacting ATMs:
North America	43,668	(1.2)%	44,183	43,316	(3.4)%	44,829
Europe & Africa	23,950	(1.9)	24,406	23,861	(3.7)	24,769
Australia & New Zealand	7,243	(8.4)	7,909	7,642	(5.4)	8,077
Total Company-owned	74,861	(2.1)	76,498	74,819	(3.7)	77,675
North America	14,078	0.1	14,064	14,077	(0.7)	14,172
Europe & Africa	269	n/m	55	244	39.4	175
Total Merchant-owned	14,347	1.6	14,119	14,321	(0.2)	14,347
Average number of transacting ATMs – ATM operations	89,208	(1.6)	90,617	89,140	(3.1)	92,022

Managed Services and Processing:
North America(1)	203,781	47.9	137,789	170,336	25.8	135,406
Australia & New Zealand	1,721	(17.9)	2,096	1,605	(23.9)	2,108
Average number of transacting ATMs – Managed services and processing	205,502	46.9	139,885	171,941	25.0	137,514

Total average number of transacting ATMs	294,710	27.9	230,502	261,081	13.7	229,536

Total transactions (in thousands):
ATM operations	308,494	(9.5)	340,870	926,165	(7.5)	1,001,737
Managed services and processing, net	458,572	58.0	290,213	1,076,388	26.4	851,495
Total transactions	767,066	21.5	631,083	2,002,553	8.1	1,853,232

Total cash withdrawal transactions (in thousands):
ATM operations	203,061	(8.9)	222,864	611,695	(5.8)	649,674

Per ATM per month amounts (excludes managed services and processing):
Cash withdrawal transactions	759	(7.3)	819	762	(2.8)	784

ATM operating revenues (2)	$1,130	1.0	$1,119	$1,094	0.6	$1,088
Cost of ATM operating revenues (2) (3)	733	(3.6)	760	729	(2.0)	744
ATM adjusted operating gross profit (2) (3)	$397	10.6%	$359	$365	6.1%	$344

ATM adjusted operating gross profit margin	35.1%		32.1%	33.4%		31.6%

(1)
In May 2019, the Company completed the acquisition of ATM processing contracts that will provide transaction processing services for approximately 62,000 ATMs. This transaction added approximately 62,000 and 31,000 ATMs to the average number of transacting ATMs for the three and nine months ended September 30th, 2019, respectively.

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

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, excluding percentages)
North America
ATM operating revenues	$208,595	$200,767	3.9%	$599,177	$593,994	0.9%
ATM product sales and other revenues	16,113	8,267	94.9	44,994	32,026	40.5
North America total revenues	224,708	209,034	7.5	644,171	626,020	2.9
Europe & Africa
ATM operating revenues	102,801	102,819	—	292,980	304,809	(3.9)
ATM product sales and other revenues	1,907	2,019	(5.5)	6,123	6,323	(3.2)
Europe & Africa total revenues	104,708	104,838	(0.1)	299,103	311,132	(3.9)
Australia & New Zealand
ATM operating revenues	24,389	29,417	(17.1)	74,906	89,078	(15.9)
ATM product sales and other revenues	103	52	98.1	414	208	99.0
Australia & New Zealand total revenues	24,492	29,469	(16.9)	75,320	89,286	(15.6)

Eliminations	(2,401)	(3,166)	(24.2)	(7,996)	(9,092)	(12.1)

Total ATM operating revenues	333,384	329,837	1.1	959,067	978,789	(2.0)
Total ATM product sales and other revenues	18,123	10,338	75.3	51,531	38,557	33.6
Total revenues	$351,507	$340,175	3.3%	$1,010,598	$1,017,346	(0.7)%
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
ATM operating revenues. ATM operating revenues during the three months ended September 30, 2019 increased $3.5 million, or 1.1%, compared to the same period of 2018. Absent the foreign currency exchange rate movements, ATM operating revenues would have increased $11.0 million, or 3.3%. The increase was due to growth in our bank-branding and surcharge-free network revenues and higher managed services and transaction processing revenues in the U.S. This increase was partially offset by the impact of the 5% decrease in the LINK interchange rate in the U.K. that came into effect on January 1, 2019 as well as the decline in the number of transacting ATMs deployed in the U.K. and Australia & New Zealand.

The following table details, by segment, the changes in the various components of ATM operating revenues:

	Three Months Ended September 30,
	2019	2018	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$90,148	$92,572	$(2,424)	(2.6)%
Interchange revenues	35,289	36,620	(1,331)	(3.6)
Bank-branding and surcharge-free network revenues	52,112	45,128	6,984	15.5
Managed services and processing revenues	31,046	26,447	4,599	17.4
North America total ATM operating revenues	208,595	200,767	7,828	3.9
Europe & Africa
Surcharge revenues	48,652	34,134	14,518	42.5
Interchange revenues	51,631	66,039	(14,408)	(21.8)
Bank-branding and surcharge-free network revenues	238	—	238	—
Managed services and processing revenues	2,280	2,646	(366)	(13.8)
Europe & Africa total ATM operating revenues	102,801	102,819	(18)	—
Australia & New Zealand
Surcharge revenues	19,603	22,358	(2,755)	(12.3)
Interchange revenues	1,056	1,650	(594)	(36.0)
Managed services and processing revenues	3,730	5,409	(1,679)	(31.0)
Australia & New Zealand total ATM operating revenues	24,389	29,417	(5,028)	(17.1)
Eliminations	(2,401)	(3,166)	765	(24.2)
Total ATM operating revenues	$333,384	$329,837	$3,547	1.1%
North America. For the three months ended September 30, 2019, ATM operating revenues in our North America segment increased $7.8 million, or 3.9%, compared to the same period of 2018. The increase was due to growth in bank-branding and surcharge-free network revenues and higher managed services and transaction processing revenues in the U.S., partially offset by lower surcharge and interchange revenues due to a lower number of transacting ATMs, a slight decrease in non-monetary transactions and increased network fees impacting our interchange revenues.
Europe & Africa. For the three months ended September 30, 2019, ATM operating revenues in our Europe & Africa segment were relatively unchanged compared to the same period of 2018. Our ATM operating revenues would have been higher by approximately $5.5 million or 5.3%, absent the foreign currency exchange rate movements. Adjusted for foreign currency, ATM operating revenues increased due to higher dynamic currency conversion revenues recognized within the surcharge category, an increase in the number of transacting ATMs and the transaction activity in Germany, Spain, and South Africa, partially offset by the impact of the 5% decrease in the LINK interchange rate in the U.K. that came into effect on January 1, 2019, as well as fewer transacting ATMs in the U.K. The transition of a portion of our U.K. ATMs to pay-to-use resulted in higher surcharge revenues offsetting the lower interchange revenues. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.
Australia & New Zealand. For the three months ended September 30, 2019, ATM operating revenues in our Australia & New Zealand segment decreased $5.0 million, or 17.1%, compared to the same period of 2018. Approximately $1.6 million of this decline was a result of foreign currency exchange rate movements with the remainder due to a reduction in the number of transacting ATMs and fewer transactions per ATM.
ATM product sales and other revenues. For the three months ended September 30, 2019, ATM product sales and other revenues increased 75.3% compared to the same period of 2018. The increase was primarily related to higher equipment sales in the U.S.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

ATM operating revenues. ATM operating revenues during the nine months ended September 30, 2019 decreased $19.7 million, or 2.0%, compared to the same period of 2018. The decrease was primarily a result of foreign currency exchange rate movements impacting the results of our Europe & Africa and Australia & New Zealand segments. Absent the foreign currency exchange rate movements, ATM operating revenues would have increased $8.1 million or 0.8%. This constant-currency increase resulted from growth in our surcharge-free network and bank-branding revenues as well as higher managed services and transaction processing revenues in the U.S., higher dynamic currency conversion revenues recognized within the surcharge category and an increase in the number of transacting ATMs and transaction activity from new placement agreements in certain locations within our Europe & Africa segment. The increase was partially offset by the two 5% decreases in the LINK interchange rate in the U.K. that came into effect on July 1, 2018 and January 1, 2019, the termination of the 7-Eleven contract in the U.S. and the removal of ATM's at 7-Eleven locations that contributed $5.4 million to ATM operating revenues in the first two months of 2018 and by a reduction in the number of transacting ATMs deployed in the U.K and Australia & New Zealand.

The following table details, by segment, the changes in the various components of ATM operating revenues:

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$263,492	$272,372	$(8,880)	(3.3)%
Interchange revenues	103,954	108,259	(4,305)	(4.0)
Bank-branding and surcharge-free network revenues	146,523	133,565	12,958	9.7
Managed services and transaction processing revenues	85,208	79,798	5,410	6.8
North America total ATM operating revenues	599,177	593,994	5,183	0.9
Europe & Africa
Surcharge revenues	124,124	91,191	32,933	36.1
Interchange revenues	161,362	205,910	(44,548)	(21.6)
Bank-branding and surcharge-free network revenues	721	—	721	—
Managed services and processing revenues	6,773	7,708	(935)	(12.1)
Europe & Africa total ATM operating revenues	292,980	304,809	(11,829)	(3.9)
Australia & New Zealand
Surcharge revenues	60,047	69,107	(9,060)	(13.1)
Interchange revenues	3,557	3,839	(282)	(7.3)
Managed services and transaction processing revenues	11,302	16,132	(4,830)	(29.9)
Australia & New Zealand total ATM operating revenues	74,906	89,078	(14,172)	(15.9)
Eliminations	(7,996)	(9,092)	1,096	(12.1)
Total ATM operating revenues	$959,067	$978,789	$(19,722)	(2.0)%

North America. For the nine months ended September 30, 2019, ATM operating revenues in our North America segment increased $5.2 million, or 0.9%, compared to the same period of 2018. This increase was attributable to growth in bank-branding and surcharge-free network revenues, higher managed services and transaction processing revenues, and higher same-store withdrawal transactions. The increase was partially offset by the termination of the 7-Eleven contract in the U.S. and the removal of ATMs at 7-Eleven locations that contributed approximately $5.4 million to ATM operating revenues in the first two months of 2018, lower surcharge and interchange revenues due to a lower number of transacting ATMs, a slight decrease in non-monetary transactions and increased network fees impacting our interchange revenues.

Europe & Africa. For the nine months ended September 30, 2019, ATM operating revenues in our Europe & Africa segment decreased $11.8 million, or 3.9%, compared to the same period of 2018. Absent the foreign currency exchange rate movements our ATM operating revenues would have increased by approximately $6.6 million, or 2.1%, in the nine months ended September 30, 2019. Adjusted for foreign currency, ATM operating revenues increased due to higher dynamic currency conversion revenues, reported within the surcharge category and an increase in the number of transacting ATMs in Germany, Spain, and South Africa. The increase was partially offset by the impact of the two 5% decreases in the LINK interchange rate in the U.K. that came into effect on July 1, 2018 and January 1, 2019 as well as a reduction in the number of transacting ATMs deployed in the U.K. The transition of a portion of our U.K. ATMs to pay-to-use resulted in higher surcharge revenues, partially offsetting the lower interchange revenues. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.
Australia & New Zealand. For the nine months ended September 30, 2019, ATM operating revenues in our Australia & New Zealand segment decreased $14.2 million, or 15.9%, compared to the same period of 2018. Approximately $6.2 million of this decline was a result of foreign currency exchange rate movements with the remainder due to a reduction in the number of transacting ATMs and fewer transactions per ATM.
ATM product sales and other revenues. For the nine months ended September 30, 2019, ATM product sales and other revenues increased 33.6% compared to the same period of 2018. The increase was primarily related to higher equipment sales in the U.S.
Cost of Revenues (exclusive of depreciation, accretion, and amortization of intangible assets)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, excluding percentages)
North America
Cost of ATM operating revenues	$134,313	$133,498	0.6%	$391,588	$398,488	(1.7)%
Cost of ATM product sales and other revenues	13,902	7,673	81.2	37,699	28,263	33.4
North America total cost of revenue	148,215	141,171	5.0	429,287	426,751	0.6
Europe & Africa
Cost of ATM operating revenues	59,656	65,007	(8.2)	184,752	191,904	(3.7)
Cost of ATM product sales and other revenues	821	778	5.5	2,677	2,454	9.1
Europe & Africa total cost of revenues	60,477	65,785	(8.1)	187,429	194,358	(3.6)
Australia & New Zealand
Cost of ATM operating revenues	17,065	20,998	(18.7)	53,768	65,387	(17.8)
Cost of ATM product sales and other revenues	199	229	(13.1)	772	811	(4.8)
Australia & New Zealand total cost of revenues	17,264	21,227	(18.7)	54,540	66,198	(17.6)
Corporate total cost of revenues	368	229	60.7	995	404	146.3

Eliminations	(2,542)	(2,883)	(11.8)	(8,004)	(8,491)	(5.7)

Cost of ATM operating revenues	208,860	216,849	(3.7)	623,099	647,692	(3.8)
Cost of ATM product sales and other revenues	14,922	8,680	71.9	41,148	31,528	30.5
Total cost of revenues	$223,782	$225,529	(0.8)%	$664,247	$679,220	(2.2)%
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) during the three months ended September 30, 2019 decreased $8.0 million, or 3.7%. Absent the foreign currency exchange rate movements, our Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) decreased $3.5 million, or 1.6%. The decrease in Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) was primarily a result of lower merchant commissions, lower communications costs and fewer company-owned ATMs in the U.K. and Australia & New Zealand.

The following table details, by segment, the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Three Months Ended September 30,
	2019	2018	Change	% Change
	(In thousands, excluding percentages)
North America
Merchant commissions	$66,620	$67,931	$(1,311)	(1.9)%
Vault cash rental	11,981	11,567	414	3.6
Other costs of cash	15,577	14,540	1,037	7.1
Repairs and maintenance	13,409	11,530	1,879	16.3
Communications	3,445	3,846	(401)	(10.4)
Transaction processing	2,695	1,639	1,056	64.4
Employee costs	8,009	9,174	(1,165)	(12.7)
Other expenses	12,577	13,271	(694)	(5.2)
North America total cost of ATM operating revenues	134,313	133,498	815	0.6
Europe & Africa
Merchant commissions	23,962	25,754	(1,792)	(7.0)
Vault cash rental	3,685	3,668	17	0.5
Other costs of cash	4,921	6,192	(1,271)	(20.5)
Repairs and maintenance	3,339	3,445	(106)	(3.1)
Communications	2,699	3,020	(321)	(10.6)
Transaction processing	5,678	5,892	(214)	(3.6)
Employee costs	10,187	11,089	(902)	(8.1)
Other expenses	5,185	5,947	(762)	(12.8)
Europe & Africa total cost of ATM operating revenues	59,656	65,007	(5,351)	(8.2)
Australia & New Zealand
Merchant commissions	9,629	11,574	(1,945)	(16.8)
Vault cash rental	1,568	2,392	(824)	(34.4)
Other costs of cash	1,485	2,083	(598)	(28.7)
Repairs and maintenance	1,668	2,018	(350)	(17.3)
Communications	610	824	(214)	(26.0)
Transaction processing	577	520	57	11.0
Employee costs	1,105	1,315	(210)	(16.0)
Other expenses	423	272	151	55.5
Australia & New Zealand total cost of ATM operating revenues	17,065	20,998	(3,933)	(18.7)
Corporate	368	229	139	60.7
Eliminations	(2,542)	(2,883)	341	(11.8)
Total cost of ATM operating revenues	$208,860	$216,849	$(7,989)	(3.7)%
North America. For the three months ended September 30, 2019, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our North America segment increased $0.8 million, or 0.6%, compared to the same period of 2018. The increase was primarily attributable to higher repairs and maintenance costs, higher transaction processing costs and higher costs of cash partially offset by lower merchant commissions and lower personnel costs.

Europe & Africa. For the three months ended September 30, 2019, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Europe & Africa segment decreased by $5.4 million, or 8.2%, compared to the same period of 2018. Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) decreased approximately 3.3% driven by lower merchant commissions and costs of cash in the U.K. The lower merchant commissions were a result of the reduction in the number of transacting ATMs deployed in the U.K. and the negotiation of lower merchant commissions in response to the LINK interchange rate changes. The lower costs of cash in the U.K. were a result of enhanced ATM security measures resulting in fewer cash losses during the period. These lower costs were partially offset by additional costs in Germany, Spain, and South Africa consistent with the growth in revenue in these countries.
Australia & New Zealand. For the three months ended September 30, 2019, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Australia & New Zealand segment decreased $3.9 million, or 18.7%, compared to the same period of 2018 primarily due to foreign currency exchange rate movements, a reduction in the number of transacting ATMs, and fewer transactions per ATM. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.
Cost of ATM product sales and other revenues. For the three months ended September 30, 2019, our cost of ATM product sales and other revenues increased 71.9% from the same period of 2018 which is directionally consistent with the increase in revenue from ATM product sales primarily in the U.S.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) during the nine months ended September 30, 2019 decreased $24.6 million, or 3.8%, compared to the same period of 2018. Absent the foreign currency exchange rate movements, our Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) decreased $6.0 million, or 0.9%. The decrease in Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) was primarily a result of lower merchant commissions, lower communications costs, fewer company-owned ATMs in the U.K. and Australia & New Zealand and the realization of improved operational efficiency as a result of the 2017 and 2018 Restructuring Plan, partially offset by comparatively lower U.K. business rates (property taxes) on ATMs in the same period of 2018.
The following table details, by segment, the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(In thousands, excluding percentages)
North America
Merchant commissions	$192,098	$200,630	$(8,532)	(4.3)%
Vault cash rental	36,729	36,083	646	1.8
Other costs of cash	46,375	44,610	1,765	4.0
Repairs and maintenance	39,160	33,503	5,657	16.9
Communications	9,897	12,031	(2,134)	(17.7)
Transaction processing	6,449	4,672	1,777	38.0
Employee costs	23,496	27,098	(3,602)	(13.3)
Other expenses	37,384	39,861	(2,477)	(6.2)
North America total cost of ATM operating revenues	391,588	398,488	(6,900)	(1.7)
Europe & Africa
Merchant commissions	71,572	78,930	(7,358)	(9.3)
Vault cash rental	11,117	10,630	487	4.6
Other costs of cash	17,183	18,897	(1,714)	(9.1)
Repairs and maintenance	10,816	10,991	(175)	(1.6)
Communications	8,580	9,671	(1,091)	(11.3)
Transaction processing	16,818	16,809	9	0.1
Employee costs	31,936	33,850	(1,914)	(5.7)
Other expenses	16,730	12,126	4,604	38.0
Europe & Africa total cost of ATM operating revenues	184,752	191,904	(7,152)	(3.7)
Australia & New Zealand
Merchant commissions	29,527	36,575	(7,048)	(19.3)
Vault cash rental	5,324	6,771	(1,447)	(21.4)
Other costs of cash	5,086	5,898	(812)	(13.8)
Repairs and maintenance	5,404	6,948	(1,544)	(22.2)
Communications	2,011	2,674	(663)	(24.8)
Transaction processing	1,573	1,796	(223)	(12.4)
Employee costs	3,447	4,004	(557)	(13.9)
Other expenses	1,396	721	675	93.6
Australia & New Zealand total cost of ATM operating revenues	53,768	65,387	(11,619)	(17.8)
Corporate	995	404	591	146.3
Eliminations	(8,004)	(8,491)	487	(5.7)
Total cost of ATM operating revenues	$623,099	$647,692	$(24,593)	(3.8)%
North America. For the nine months ended September 30, 2019, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our North America segment decreased $6.9 million, or 1.7%, compared to the same period of 2018. The decrease was primarily due to lower merchant commissions, lower communications costs, and improved operational efficiency as a result of the 2017 and 2018 Restructuring Plan, partially offset by an increase in repairs and maintenance costs.

Europe & Africa. For the nine months ended September 30, 2019, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Europe & Africa segment decreased by $7.2 million, or 3.7%, compared to the same period of 2018. Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) increased 2.4% as a result of the additional transacting ATMs and transaction activity from new placement agreements in Germany, Spain, and South Africa as well as a reduction in our estimated U.K. business rates (property taxes) on ATMs in the same period of 2018, partly offset by a decrease in merchant commissions.
Australia & New Zealand. For the nine months ended September 30, 2019, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Australia & New Zealand segment decreased $11.6 million, or 17.8%, compared to the same period of 2018 primarily due to foreign currency exchange rate movements, the decline in the number of transacting ATMs, and fewer transactions per ATM. For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.
Cost of ATM product sales and other revenues. For the nine months ended September 30, 2019, our cost of ATM product sales and other revenues increased 30.5% from the same period of 2018 which is directionally consistent with the increase in revenue from ATM product sales primarily in the US.
Selling, General, and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, excluding percentages)
Selling, general, and administrative expenses	$40,991	$37,456	9.4%	$117,539	$114,341	2.8%
Share-based compensation expense	5,266	4,440	18.6	14,373	10,223	40.6
Total selling, general, and administrative expenses	$46,257	$41,896	10.4%	$131,912	$124,564	5.9%

Percentage of total revenues:
Selling, general, and administrative expenses	11.7%	11.0%		11.6%	11.2%
Share-based compensation expense	1.5%	1.3%		1.4%	1.0%
Total selling, general, and administrative expenses	13.2%	12.3%		13.1%	12.2%
Selling, general, and administrative expenses (“SG&A expenses”), excluding share-based compensation expense. For the three and nine months ended September 30, 2019, SG&A expenses, excluding share-based compensation expense, increased $3.5 million, or 9.4%, and $3.2 million, or 2.8%, respectively, compared to the same periods of 2018. This increase is primarily a result of higher software costs related to our cloud based ERP system, our investments in information security and technology as well as higher health insurance costs.
Share-based compensation expense. For the three and nine months ended September 30, 2019, share-based compensation expense increased $0.8 million and $4.2 million, respectively, compared to the same periods of 2018. This increase is a result of the amount, timing and terms of share-based payment awards granted during the periods, net of estimated forfeitures.  For additional information related to share-based compensation expense, see Item 1. Financial Statements, Note 4. Share-based Compensation.
Restructuring Expenses
 During 2017 and 2018, we implemented a global corporate reorganization and cost reduction initiative (the "2017 and 2018 Restructuring Plan”), intended to improve our cost structure and operating efficiency. The 2017 and 2018 Restructuring Plan included workforce reductions, facility closures and other cost reduction measures. During the three and nine months ended September 30, 2018, we implemented additional workforce reductions in an effort to continue our cost reduction initiative and thereby improve our cost structure and operating efficiency.
During the three and nine months ended September 30, 2019, we incurred $3.6 million and $7.0 million of pre-tax charges related to the 2019 restructuring activity (the "2019 Restructuring Plan"), consisting of workforce reductions, facility closures and professional fees.

For additional information, see Item 1. Financial Statements, Note 1. General and Basis of Presentation – (d) Restructuring Expenses.
Acquisition Related Expenses

Acquisition related expenses. During the nine months ended September 30, 2018, we incurred acquisition expenses of $2.6 million, related primarily to employee severance and lease termination costs related to the DCPayments acquisition.

Depreciation and Accretion Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, excluding percentages)
Depreciation and accretion expense	$33,466	$30,647	9.2%	$99,644	$93,453	6.6%

Percentage of total revenues	9.5%	9.0%		9.9%	9.2%
Depreciation and accretion expense. For the three and nine months ended September 30, 2019, depreciation and accretion expense increased $2.8 million, or 9.2%, and $6.2 million, or 6.6%, respectively, compared to the same periods of 2018. This increase was primarily due to the timing of capital additions in the ordinary course of business.
Amortization of Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, excluding percentages)
Amortization of intangible assets	$12,404	$12,994	(4.5)%	$37,407	$40,263	(7.1)%

Percentage of total revenues	3.5%	3.8%		3.7%	4.0%
Amortization of intangible assets. For the three and nine months ended September 30, 2019, amortization of intangible assets decreased by $0.6, or 4.5%, and $2.9 million, or 7.1%, respectively, compared to the same periods of 2018. This decrease was primarily due to the timing of the related intangible assets becoming fully amortized.
Loss on Disposal and Impairment of Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, excluding percentages)
Loss on disposal and impairment of assets	$637	$466	36.7%	$3,101	$15,583	(80.1)%

Percentage of total revenues	0.2%	0.1%		0.3%	1.5%
Loss on disposal and impairment of assets. During the three and nine months ended September 30, 2019, we recognized losses of approximately $0.6 million, and $3.1 million, respectively, related to the disposal of ATM assets in the normal course of business. During the nine months ended September 30, 2018, losses were primarily driven by ATM asset impairment and disposal in the U.S. and the exit from one of our leased facilities in the U.K.

Interest Expense, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, excluding percentages)
Interest expense, net	$6,751	$8,852	(23.7)%	$20,265	$27,185	(25.5)%

Percentage of total revenues	1.9%	2.6%		2.0%	2.7%
Interest expense, net. For the three and nine months ended September 30, 2019, interest expense, net, decreased $2.1 million, or 23.7%, and $6.9 million, or 25.5%, respectively, compared to the same periods of 2018. This decrease was attributable to a comparatively lower outstanding long-term debt balance and a lower weighted average interest rate following the December 2018 redemption of our $250.0 million 5.125% Senior notes. These borrowings were refinanced under our revolving credit facility with a lower interest rate. For additional information related to our outstanding borrowings, see Item 1. Financial Statements, Note 9. Long-Term Debt.
Other Income
During the three and nine months ended September 30, 2019, we recognized gains of $6.8 million and $15.5 million, respectively, in Other income to revise the estimated fair value of the acquisition related contingent consideration liability. These amounts partially offset foreign currency translation gains/losses and other non-operating costs. For additional information on the acquisition related contingent consideration, see Item 1. Financial Statements, Note 14. Fair Value Measurements .
Income Tax Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
	(In thousands, excluding percentages)
Income tax expense	$4,086	$7,854	(48.0)%	$10,780	$10,409	3.6%

Effective tax rate	16.4%	47.2%		23.2%	51.6%
Income tax expense. The Company’s income tax expense for the three and nine months ended September 30, 2019, totaled $4.1 million and $10.8 million, respectively, resulting in effective tax rates of 16.4% and 23.2%, respectively. The Company's income tax expense for the three and nine months ended September 30, 2018, totaled $7.9 million and $10.4 million, respectively, resulting in effective tax rates of 47.2% and 51.6%, respectively. The decrease in the tax rate for the three and nine months ended September 30, 2019 compared to the same period of 2018 was primarily attributable to tax benefits from the utilization of interest deductions disallowed in the prior year and the nontaxable gain recorded to revise the fair value of the acquisition related contingent consideration liability.
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
Adjusted Net Income, Adjusted Net Income per Diluted Share, and Adjusted Tax Rate
Adjusted Net Income represents net income computed in accordance with U.S. GAAP, before amortization of intangible assets and deferred financing costs, gains or losses on disposal and impairment of assets, share-based compensation expense, certain other income and expense amounts, acquisition related expenses, certain non-operating expenses, and (if applicable in a particular period) certain costs not anticipated to occur in future periods (together, the “Adjustments”). The non-GAAP tax rate used to calculate Adjusted Net Income was approximately 23.7% and 23.4% for the three and nine months ended September 30, 2019, respectively, and 24.6% and 24.9% for the three and nine months ended September 30, 2018, respectively. The non-GAAP tax rates represent the GAAP tax rate for the period as adjusted by the estimated tax impact of the items adjusted from the measure. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by weighted average diluted shares outstanding.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to controlling interests and available to common shareholders	$20,864	$8,781	$35,654	$9,780
Adjustments:
Interest expense, net	6,751	8,852	20,265	27,185
Amortization of deferred financing costs and note discount	3,377	3,397	9,999	10,060
Income tax expense	4,086	7,854	10,780	10,409
Depreciation and accretion expense	33,466	30,647	99,644	93,453
Amortization of intangible assets	12,404	12,994	37,407	40,263
EBITDA	80,948	72,525	213,749	191,150

Add back:
Loss on disposal and impairment of assets	637	466	3,101	15,583
Other income (1)	(3,703)	(1,297)	(9,454)	(1,324)
Noncontrolling interests (2)	15	12	46	31
Share-based compensation expense	5,633	4,669	15,367	10,627
Restructuring expenses (3)	3,583	1,058	7,046	5,534
Acquisition related expenses (4)	—	—	—	2,633
Adjusted EBITDA	87,113	77,433	229,855	224,234
Less:
Depreciation and accretion expense (5)	33,466	30,646	99,644	93,451
Adjusted EBITA	53,647	46,787	130,211	130,783
Less:
Interest expense, net	6,751	8,852	20,265	27,185
Adjusted pre-tax income	46,896	37,935	109,946	103,598
Income tax expense (6)	11,114	9,332	25,748	25,789
Adjusted Net Income	$35,782	$28,603	$84,198	$77,809

Adjusted Net Income per share – basic	$0.79	$0.62	$1.83	$1.69
Adjusted Net Income per share – diluted	$0.79	$0.62	$1.81	$1.68

Weighted average shares outstanding – basic	45,058,226	46,073,739	46,040,027	45,945,728
Weighted average shares outstanding – diluted	45,504,165	46,476,787	46,475,353	46,386,523

(1)	Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition related contingent consideration, and other non-operating costs.

(2)	Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of one of the Company's Mexican subsidiaries.

(3)
For the three and nine months ended September 30, 2019, expenses include employee severance costs, facility costs and professional fees related to the 2019 Restructuring Plan. For the three and nine months ended September 30, 2018, expenses include employee severance and other costs incurred in conjunction with a corporate reorganization and cost reduction initiative.

(4)	For the nine months ended September 30, 2018, expenses primarily include employee severance costs and lease termination costs related to the DCPayments acquisition.

(5)	Amounts exclude a portion of the expenses incurred by one of the Company's Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.

(6)
For the three and nine months ended September 30, 2019, the non-GAAP tax rate used to calculate Adjusted Net Income was 23.7% and 23.4%, respectively, and 24.6% and 24.9% for the three and nine months ended September 30, 2018, respectively, which represents the Company’s GAAP tax rate as adjusted for the net tax effects related to the items excluded from Adjusted Net Income.

Reconciliation of U.S. GAAP Revenue to Constant-Currency Revenue
(in thousands, excluding percentages)

Consolidated revenue:	Three Months Ended September 30,
	2019			2018	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$333,384	$7,441	$340,825	$329,837	1.1%	3.3%
ATM product sales and other revenues	18,123	112	18,235	10,338	75.3	76.4
Total revenues	$351,507	$7,553	$359,060	$340,175	3.3%	5.6%

	Nine Months Ended September 30,
	2019			2018	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$959,067	$27,782	$986,849	$978,789	(2.0)%	0.8%
ATM product sales and other revenues	51,531	635	52,166	38,557	33.6	35.3
Total revenues	$1,010,598	$28,417	$1,039,015	$1,017,346	(0.7)%	2.1%

North America revenue:	Three Months Ended September 30,
	2019			2018	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$208,595	$397	$208,992	$200,767	3.9%	4.1%
ATM product sales and other revenues	16,113	11	16,124	8,267	94.9	95.0
Total revenues	$224,708	$408	$225,116	$209,034	7.5%	7.7%

	Nine Months Ended September 30,
	2019			2018	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$599,177	$3,161	$602,338	$593,994	0.9%	1.4%
ATM product sales and other revenues	44,994	120	45,114	32,026	40.5	40.9
Total revenues	$644,171	$3,281	$647,452	$626,020	2.9%	3.4%

Europe & Africa revenue:	Three Months Ended September 30,
	2019			2018	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$102,801	$5,459	$108,260	$102,819	—%	5.3%
ATM product sales and other revenues	1,907	95	2,002	2,019	(5.5)	(0.8)
Total revenues	$104,708	$5,554	$110,262	$104,838	(0.1)%	5.2%

	Nine Months Ended September 30,
	2019			2018	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$292,980	$18,379	$311,359	$304,809	(3.9)%	2.1%
ATM product sales and other revenues	6,123	480	6,603	6,323	(3.2)	4.4
Total revenues	$299,103	$18,859	$317,962	$311,132	(3.9)%	2.2%

Australia & New Zealand revenue:	Three Months Ended September 30,
	2019			2018	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$24,389	$1,584	$25,973	$29,417	(17.1)%	(11.7)%
ATM product sales and other revenues	103	6	109	52	98.1	109.6
Total revenues	$24,492	$1,590	$26,082	$29,469	(16.9)%	(11.5)%

	Nine Months Ended September 30,
	2019			2018	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$74,906	$6,243	$81,149	$89,078	(15.9)%	(8.9)%
ATM product sales and other revenues	414	35	449	208	99.0	115.9
Total revenues	$75,320	$6,278	$81,598	$89,286	(15.6)%	(8.6)%

Reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per diluted share on a Non-GAAP basis to Constant-Currency (in thousands, excluding percentages and per share amounts)

	Three Months Ended September 30,
	2019			2018	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency
Adjusted EBITDA	$87,113	$2,175	$89,288	$77,433	12.5%	15.3%
Adjusted Net Income	$35,782	$1,004	$36,786	$28,603	25.1%	28.6%
Adjusted Net Income per share – diluted (2)	$0.79	$0.02	$0.81	$0.62	27.4%	30.6%

	Nine Months Ended September 30,
	2019			2018	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency
Adjusted EBITDA	$229,855	$6,340	$236,195	$224,234	2.5%	5.3%
Adjusted Net Income	$84,198	$2,249	$86,447	$77,809	8.2%	11.1%
Adjusted Net Income per share – diluted (2)	$1.81	$0.05	$1.86	$1.68	7.7%	10.7%

(1)	As reported on the Reconciliation of Net Income Attributable to Controlling Interests and Available to Common Shareholders to EBITDA, Adjusted EBITDA, Adjusted EBITA, and Adjusted Net Income above.

(2)
Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by the weighted average diluted shares outstanding of 45,504,165 and 46,476,787 for the three months ended September 30, 2019 and 2018, respectively, and 46,475,353 and 46,386,523 for the nine months ended September 30, 2019 and 2018, respectively.

Reconciliation of Adjusted Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net cash provided by operating activities	$176,462	$74,807	$231,692	$184,582
Restricted cash settlement activity (1)	(92,983)	(361)	(22,629)	(25,709)
Adjusted net cash provided by operating activities	83,479	74,446	209,063	158,873
Net cash used in investing activities, excluding acquisitions (2)	(35,266)	(26,675)	(90,319)	(73,357)
Adjusted free cash flow	$48,213	$47,771	$118,744	$85,516

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

Liquidity and Capital Resources
Overview
As of September 30, 2019, we had $ 26.5 million in cash and cash equivalents and $752.9 million in outstanding long-term debt.
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
Operating Activities
Net cash provided by operating activities totaled $231.7 million during the nine months ended September 30, 2019, compared to net cash provided by operating activities of $184.6 million during the same period of 2018. Excluding changes in restricted cash during the periods due to the timing of settlements, our cash flows from operating activities were up $50.2 million. This increase is primarily attributable to growth in profits and lower interest payments as well as favorable working capital changes.
Investing Activities
Net cash used in investing activities totaled $99.4 million during the nine months ended September 30, 2019, compared to net cash used in investing activities of $73.4 million during the same period of 2018. The change in net cash used in investing activities during the nine months relative to the prior year was related to the following: i) organic growth projects, including the purchase of ATMs for both new and existing ATM management agreements, ii) technology and product development, iii) investments in our infrastructure, iv) ongoing refreshment of our ATMs and operational assets and v) $9.1 million related to an acquisition in 2019.
Anticipated future capital expenditures. We currently anticipate that our capital expenditures for the year will total approximately $130 million, which is primarily expected to be utilized to support new business growth. We expect such capital expenditures to be funded primarily through our cash flows from operations.
Financing Activities
Net cash used in financing activities totaled $122.5 million during the nine months ended September 30, 2019, compared to cash used in financing activities of $96.2 million during the same period of 2018. During the nine months ended September 30, 2019, we used approximately $50 million to repurchase 1,732,392 Class A ordinary shares and used excess available cash to pay down borrowings under our revolving credit facility. The Board authorization to repurchase up to $50 million of our Class A ordinary shares has now been exhausted.
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
We are exposed to certain risks related to our ongoing business operations, including interest rate risk associated with our vault cash rental obligations and, to a lesser extent, borrowings under our revolving credit facility. The following quantitative and qualitative information is provided about financial instruments to which we were a party at September 30, 2019 and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
Outstanding Interest Rate Derivatives Associated with Vault Cash Rental Obligations
North America – Interest Rate Swap Contracts

Notional Amounts U.S. $	Weighted Average Fixed Rate	Notional Amounts CAD$		Weighted Average Fixed Rate	Term
(In millions)		(In millions)
$1,000	2.06%	CAD	$125	2.46%	October 1, 2019 – December 31, 2019
$1,300	1.84%	CAD	$125	2.46%	January 1, 2020 – December 31, 2020
$1,000	1.61%	CAD	$125	2.46%	January 1, 2021 – December 31, 2021
$800	1.28%				January 1, 2022 – December 31, 2022
$400	1.11%				January 1, 2023 – December 31, 2024
North America - Interest Rate Cap Contracts

Notional Amounts U.S. $	Cap Rate (1)	Term
(In millions)
$200	3.25%	January 1, 2021 – December 31, 2023
(1) Maximum amount of interest to be paid each year as per terms of cap. Cost of cap is amortized through vault cash rental expense over term of cap.

Europe & Africa – Interest Rate Swap Contracts

Notional Amounts U.K. £	Weighted Average Fixed Rate	Term
(In millions)
£550	0.90%	October 1, 2019 – December 31, 2019
£500	0.94%	January 1, 2020 – December 31, 2020
£500	0.94%	January 1, 2021 – December 31, 2021
£500	0.94%	January 1, 2022 – December 31, 2022
Australia & New Zealand – Interest Rate Swap Contracts

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$150	1.95%	October 1, 2019 – December 31, 2019
$140	1.59%	January 1, 2020 – December 31, 2020
$40	0.71%	January 1, 2021 – December 31, 2021

Summary of Interest Rate Exposure on Average Outstanding Vault Cash
The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in North America based on our average outstanding vault cash balance and interest rate derivatives for the quarter ended September 30, 2019 and assuming a 100 basis point increase in interest rates (in millions):

North America
Average outstanding vault cash balance	$1,715
Interest rate swap contracts fixed notional amount	(1,095)
Residual unhedged outstanding vault cash balance	$620

Additional annual interest incurred on 100 basis point increase	$6.20
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
The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Europe & Africa based on our average outstanding vault cash balance for the quarter ended September 30, 2019 and assuming a 100 basis point increase in interest rates (in millions):

Europe & Africa
Average outstanding vault cash balance	$1,056
Interest rate swap contracts fixed notional amount	(683)
Residual unhedged outstanding vault cash balance	$373

Additional annual interest incurred on 100 basis point increase	$3.73

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Australia based on our average outstanding vault cash balance for the quarter ended September 30, 2019 and assuming a 100 basis point increase in interest rates (in millions):

Australia
Average outstanding vault cash balance	$268
Interest rate swap contracts fixed notional amount	(103)
Residual unhedged outstanding vault cash balance	$165

Additional annual interest incurred on 100 basis point increase	$1.65
As of September 30, 2019, we had an asset of $4.8 million and a liability of $25.5 million recorded in the accompanying Consolidated Balance Sheets related to our interest rate swap contracts, which represented the fair value asset or liability, respectively, of the interest rate swap and foreign currency forward contracts, as derivative instruments are required to be carried at fair value. The fair value estimate was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These interest rate swap contracts are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP). For each highly effective hedging relationship, the gain or loss on the derivative instrument is reported as a component of the Accumulated other comprehensive loss, net line in the accompanying Consolidated Balance Sheets. The gain or loss is reclassified into earnings in the Vault cash rental expense line in the accompanying Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings and has been forecasted into earnings.
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
Interest expense. Our interest expense is also sensitive to changes in interest rates as borrowings under our revolving credit facility accrue interest at floating rates. In November 2018, we entered into a second amended and restated credit agreement (the “Credit Agreement”) increasing the available borrowings under our revolving credit facility to $600 million. On December 19, 2018, we redeemed our outstanding 2022 Notes, drawing the necessary proceeds to fund the redemption from our revolving credit facility.  During the quarter ended September 30, 2019, we increased the borrowing capacity on our revolving credit facility to $750 million. As of September 30, 2019, outstanding borrowings under our revolving credit facility, which carries a floating interest rate, were $183.9 million, the majority of which is denominated in U.K. pounds sterling. To mitigate the interest rate risk associated with these borrowings, we entered into interest rate swap contracts to effectively fix the interest rate on a portion of the expected outstanding borrowings. For information related to our financing facilities, see Item 1. Financial Statements, Note 9. Long-Term Debt.
Outstanding Interest Rate Derivatives Associated with Revolving Credit Facility Borrowings

Notional Amounts U.K. £	Weighted Average Fixed Rate	Term
(In millions)
£80	0.95%	October 1, 2019 – January 1, 2020
£50	0.95%	January 2, 2020 – January 1, 2021
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

Foreign Currency Exchange Rate Risk
As a result of our operations in the U.K., Australia, Canada, Germany, South Africa, Mexico, Spain, Ireland, and New Zealand, we are exposed to market risk from changes in foreign currency exchange rates. The functional currencies of our international subsidiaries are their respective local currencies. The results of operations of our international subsidiaries are translated into U.S. dollars using average foreign currency exchange rates in effect during the periods in which those results are recorded and the assets and liabilities are translated using the foreign currency exchange rate in effect as of each balance sheet reporting date. These resulting translation adjustments to assets and liabilities have been reported in Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets. As of September 30, 2019, this accumulated translation loss totaled $64.0 million compared to $66.3 million as of December 31, 2018.
Our consolidated financial results were significantly impacted by changes in foreign currency exchange rates during the three months ended September 30, 2019 compared to the prior year. Our total revenues during the three and nine months ended September 30, 2019 would have been higher by approximately $7.6 million and $28.4 million had the foreign currency exchange rates from the three months ended September 30, 2018 remained unchanged from the prior year. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, Euro, Mexican peso, Canadian dollar, Australian dollar, or South African rand, the effect upon our operating income would have been approximately $1.8 million and $3.5 million for the three and nine months ended September 30, 2019, respectively.
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
Item 4. Controls and Procedures
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the third quarter of 2019, we implemented a cloud based Enterprise Resource Planning ("ERP") system and other associated financial consolidation and reporting systems. In connection with this implementation, we have updated the processes that comprise our internal control over financial reporting, as necessary, to accommodate related changes in our systems and business processes. We do not believe this implementation will have an adverse effect on our internal control over financial reporting. Except as disclosed above, there were no other material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our purchases of Class A ordinary shares during the three months ended September 30, 2019. All of the shares repurchased were canceled.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
July 1, 2019 - July 31, 2019	357,819	$27.95	357,819	$20,000,044
August 1, 2019 - August 31, 2019	640,336	28.68	640,336	1,638,818
September 1, 2019 - September 30, 2019	56,558	28.87	56,558	—
Total	1,054,713	$28.44	1,054,713

(1) On March 26, 2019, the Company announced a stock repurchase program, under which it was authorized to repurchase up to $50 million of its Class A ordinary shares through August 31, 2020. The Company repurchased 677,679 shares for approximately $20 million during the three months ended June 30, 2019 and 1,054,713 shares for approximately $30 million during the three months ended September 30, 2019. As of September 30, 2019, the Company had completed all repurchases associated with the $50 million authorization.
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
10.1
Amendment to Employment Agreement by and between Cardtronics USA, Inc. and Gary Ferrera, dated as of July 31, 2019 (incorporated here in by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics plc on August 1, 2019, File No. 001-37820).

10.2
Employment Agreement by and between Cardtronics UK Limited and Marc Terry, dated as of August 21, 2019 (incorporated here in by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics plc on August 26, 2019, File No. 001-37820).

10.3
First Amendment To Second Amended and Restated Credit Agreement, dated as of September 19, 2019 (incorporated here in by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics plc on September 20, 2019, File No. 001-37820).

104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL.
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith.
** Furnished herewith.
Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDTRONICS PLC

October 30, 2019	/s/ Gary W. Ferrera
Gary W. Ferrera
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

October 30, 2019	/s/ Paul A. Gullo
Paul A. Gullo
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)