Form 10-Q
period 2020-03-31
Cardtronics plc
filed 2020-05-08
CIK 1671013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding as of May 6, 2020: 44,463,034 Ordinary shares, nominal value $0.01 per share.

CARDTRONICS PLC
When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics,” we are describing Cardtronics plc and/or our subsidiaries unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CARDTRONICS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$613,728	$30,115
Accounts and notes receivable	94,951	101,046
Less: Allowance for credit losses	(8,051)	(5,251)
Accounts and notes receivable, net	86,900	95,795
Inventory, net	11,394	10,618
Restricted Cash	44,796	87,354
Prepaid expenses, deferred costs, and other current assets	93,162	84,639
Total current assets	849,980	308,521
Property and equipment, net of accumulated depreciation of $531,938 and $525,933 as of March 31, 2020 and December 31, 2019, respectively	434,760	461,277
Operating lease assets	69,622	76,548
Intangible assets, net	99,121	113,925
Goodwill	724,113	752,592
Deferred tax asset, net	15,231	13,159
Prepaid expenses, deferred costs, and other noncurrent assets	24,394	37,936
Total assets	$2,217,221	$1,763,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$278,861	$—
Current portion of other long-term liabilities	64,333	53,144
Accounts payable	35,840	46,478
Accrued liabilities	274,854	334,762
Total current liabilities	653,888	434,384
Long-term liabilities:
Long-term debt	1,043,327	739,475
Asset retirement obligations	53,359	55,494
Deferred tax liability, net	45,870	46,878
Operating lease liabilities	63,827	69,531
Other long-term liabilities	49,091	37,870
Total liabilities	1,909,362	1,383,632

Commitments and contingencies (See Note 15)

Shareholders' equity:
Ordinary shares, $0.01 nominal value; 44,456,153 and 44,676,132 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	445	447
Additional paid-in capital	328,528	332,109
Accumulated other comprehensive loss, net	(137,349)	(77,887)
Retained earnings	116,306	125,763
Total parent shareholders' equity	307,930	380,432
Noncontrolling interests	(71)	(106)
Total shareholders’ equity	307,859	380,326
Total liabilities and shareholders’ equity	$2,217,221	$1,763,958
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
ATM operating revenues	$291,854	$302,602
ATM product sales and other revenues	14,748	15,668
Total revenues	306,602	318,270
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below. See Note 1(c))	193,665	206,158
Cost of ATM product sales and other revenues	12,057	11,925
Total cost of revenues	205,722	218,083
Operating expenses:
Selling, general, and administrative expenses	42,378	43,660
Restructuring expenses	1,209	—
Depreciation and accretion expense	32,211	32,973
Amortization of intangible assets	8,413	12,412
Loss on disposal and impairment of assets	921	968
Total operating expenses	85,132	90,013
Income from operations	15,748	10,174
Other expenses:
Interest expense, net	6,421	6,643
Amortization of deferred financing costs and note discount	3,486	3,292
Other expenses (income)	3,829	(7,207)
Total other expenses	13,736	2,728
Income before income taxes	2,012	7,446
Income tax (benefit) expense	(3,737)	3,129
Net income	5,749	4,317
Net loss attributable to noncontrolling interests	(6)	(2)
Net income attributable to controlling interests and available to common shareholders	$5,755	$4,319

Net income per common share – basic	$0.13	$0.09
Net income per common share – diluted	$0.13	$0.09

Weighted average shares outstanding – basic	44,729,824	46,223,764
Weighted average shares outstanding – diluted	45,741,261	46,635,033
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$5,749	$4,317
Unrealized loss on interest rate swap contracts, net of deferred income tax benefit of $12,103 and $3,196 for the three months ended March 31, 2020 and 2019	(39,842)	(12,703)
Foreign currency translation adjustments, net of deferred income tax benefit of $561 and $80 for the three months ended March 31, 2020 and 2019, respectively	(19,620)	5,102
Other comprehensive loss	(59,462)	(7,601)
Total comprehensive loss	(53,713)	(3,284)
Less: Comprehensive income attributable to noncontrolling interests	35	—
Comprehensive loss attributable to controlling interests	$(53,748)	$(3,284)
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2020
	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2019	44,676	$447	$332,109	$(77,887)	$125,763	$(106)	$380,326
Cumulative effect of change in accounting principle	—	—	—	—	(1,871)	—	(1,871)
Issuance of common shares for share-based compensation, net of forfeitures	286	3	271	—	—	—	274
Share-based compensation expense	—	—	5,193	—	—	—	5,193
Tax payments related to share-based compensation	—	—	(5,515)	—	—	—	(5,515)
Repurchase of common shares	(506)	(5)	(3,530)	—	(13,338)	—	(16,873)
Unrealized loss on interest rate swap and foreign currency forward contracts, net of deferred income tax benefit of $12,103	—	—	—	(39,842)		—	(39,842)
Net income attributable to controlling interests	—	—	—	—	5,755	—	5,755
Net loss attributable to noncontrolling interests	—	—	—	—	—	(6)	(6)
Foreign currency translation adjustments, net of deferred income tax benefit of $561	—	—	—	(19,620)	(3)	41	(19,582)
Balance as of March 31, 2020	44,456	$445	$328,528	$(137,349)	$116,306	$(71)	$307,859

	Three Months Ended March 31, 2019
	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2018	46,134	$461	$327,009	$(66,877)	$116,276	$(97)	$376,772
Cumulative effect of change in accounting principle	—	—	—	366	(366)	—	—
Issuance of common shares for share-based compensation, net of forfeitures	174	2	—	—	—	—	2
Share-based compensation expense	—	—	4,484	—	—	—	4,484
Tax payments related to share-based compensation	—	—	(1,781)	—	—	—	(1,781)
Unrealized loss on interest rate swap and foreign currency forward contracts, net of deferred income tax benefit of $3,196	—	—	—	(13,069)	—	—	(13,069)
Net income attributable to controlling interests	—	—	—	—	4,319	—	4,319
Net loss attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustments, net of deferred income tax benefit of $80	—	—	—	5,102	—	2	5,104
Balance as of March 31, 2019	46,308	$463	$329,712	$(74,478)	$120,229	$(97)	$375,829
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$5,749	$4,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	40,624	45,385
Amortization of deferred financing costs and note discount	3,486	3,292
Share-based compensation expense	5,193	4,484
Deferred income tax expense	9,602	354
Loss on disposal and impairment of assets	921	968
Other reserves and non-cash items	4,361	(7,497)
Changes in assets and liabilities:
Decrease (increase) in accounts and notes receivable, net	3,171	(3,851)
Increase in prepaid expenses, deferred costs, and other current assets	(11,645)	(19,222)
Increase in inventory, net	(1,454)	(2,741)
Decrease in other assets	3,866	1,740
Decrease in accounts payable	(8,813)	(4,506)
Decrease in restricted cash liabilities	(39,871)	(71,521)
(Decrease) increase in accrued liabilities	(11,209)	27,399
Decrease in other liabilities	(2,861)	(406)
Net cash provided by (used in) operating activities	1,120	(21,805)

Cash flows from investing activities:
Additions to property and equipment	(18,429)	(29,307)
Net cash used in investing activities	(18,429)	(29,307)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	731,862	120,918
Repayments of borrowings under revolving credit facility	(144,754)	(144,466)
Tax payments related to share-based compensation	(5,515)	(1,781)
Proceeds from exercises of stock options	293	2
Repurchase of common shares	(16,873)	—
Net cash provided by (used in) financing activities	565,013	(25,327)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6,649)	1,263
Net increase (decrease) in cash, cash equivalents, and restricted cash	541,055	(75,176)

Cash, cash equivalents, and restricted cash as of beginning of period	117,469	195,410
Cash, cash equivalents, and restricted cash as of end of period	$658,524	$120,234

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,992	$1,860
Cash paid for income taxes	$2,666	$4,720
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) General and Basis of Presentation
(a) General
Cardtronics plc, together with its wholly and majority-owned subsidiaries (collectively, the “Company”), provides convenient automated financial related services to consumers through its global network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of March 31, 2020, the Company was the world’s largest ATM owner/operator, providing services to over 285,000 ATMs globally, approximately 25% of which are Company-owned.
During the three months ended March 31, 2020, approximately 68% of the Company’s revenues were derived from operations in North America (including its ATM operations in the United States ("U.S."), Canada, and Mexico), approximately 27% of the Company’s revenues were derived from operations in Europe and Africa (including its ATM operations in the United Kingdom ("U.K."), Ireland, Germany, Spain, and South Africa), and approximately 5% of the Company’s revenues were derived from the Company’s operations in Australia and New Zealand. As of March 31, 2020, the Company provided processing only services or various forms of managed services solutions to approximately 198,000 ATMs. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on Cardtronics to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.
Through its network, the Company delivers financial related services to cardholders and provides ATM management and ATM equipment-related services (typically under multi-year contracts) to large retail merchants, smaller retailers, and operators of facilities such as shopping malls, casinos, airports, and train stations. In doing so, the Company provides its retail partners with a compelling automated solution that helps attract and retain customers, and in turn, increases the likelihood that the ATMs placed at their facilities will be utilized. The Company also owns and operates electronic funds transfer (“EFT”) transaction processing platforms that provide transaction processing services to its network of ATMs, as well as to other ATMs under managed services arrangements. Additionally, the Company provides processing services for issuers of debit cards.
In addition to its retail merchant relationships, the Company also partners with leading financial institutions to brand selected ATMs within its network. These financial institutions include, but are not limited to, BBVA Compass Bancshares, Inc. (“BBVA”), Citibank, N.A. (“Citibank”), Citizens Financial Group, Inc. (“Citizens”), Cullen/Frost Bankers, Inc. (“Cullen/Frost”), Discover Bank (“Discover”), PNC Bank, N.A. (“PNC Bank”), Santander Bank, N.A. (“Santander”), TD Bank, N.A. (“TD Bank”), United Services Automobile Association ("USAA"), US Bank Corp ("US Bank") in the U.S.; BMO Bank of Montreal (“BMO”), the Bank of Nova Scotia (“Scotiabank”), Canadian Imperial Bank Commerce (“CIBC”), and TD Bank in Canada; the Bank of Queensland Limited (“BOQ”) and HSBC Holdings plc (“HSBC”) in Australia; and Capitec Bank ("Capitec"), Mercantile Bank ("Mercantile") and Old Mutual ("Old Mutual") in South Africa. In Mexico, the Company partners with Scotiabank and Banco Multiva by putting their brands on our ATMs in exchange for certain services provided by them. As of March 31, 2020, approximately 25,000 of the Company’s ATMs were under contract with approximately 500 financial institutions to place their logos on the ATMs and to provide convenient surcharge-free access for their banking customers. The Company also provides managed services offerings for financial institutions, which generally include full outsourcing of a portion or all of the financial institution's ATMs.
The Company owns and operates the Allpoint network (“Allpoint”), the largest retail based surcharge-free ATM network (based on the number of participating ATMs). Allpoint has over 55,000 participating ATMs and provides surcharge-free ATM access to approximately 1,200 participating credit unions, banks, and stored-value debit card issuers. For participants, Allpoint provides scale, density, and convenience of surcharge-free ATMs that surpasses the largest banks in the U.S. Allpoint earns either a fixed monthly fee per cardholder or a fixed fee per transaction that is paid by the participants. Allpoint includes a majority of the Company’s owned ATMs in the U.S. and certain ATMs in the U.K., Canada, Mexico, and Australia. Allpoint also provides services to organizations that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general purpose, payroll, and electronic benefits transfer cards. Under these programs, the issuing organizations pay Allpoint a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.

The Company’s revenues are generally recurring in nature and historically have been derived primarily from convenience transaction fees, which are paid by cardholders, as well as other transaction-based fees, including interchange fees, which are paid by the cardholder’s financial institution for the use of the ATMs serving their customers and connectivity to the applicable EFT network that transmits data between the ATM and the cardholder’s financial institution. Other revenue sources include: (i) fees from financial institutions that participate in Allpoint, (ii) fees for bank-branding ATMs and providing financial institution cardholders with surcharge-free access, (iii) revenues earned by providing managed services (including transaction processing services) solutions to retailers and financial institutions, (iv) fees earned from foreign currency exchange transactions at the ATM, known as dynamic currency conversion, and (v) revenues from the sale of ATMs and ATM-related equipment and other ancillary services.
(b) Basis of Presentation
This Quarterly Report on Form 10-Q (this “Form 10-Q”) has been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. As this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the U.S. (“U.S. GAAP” or “GAAP”), although the Company believes that the disclosures are adequate to make the information not misleading. This Form 10-Q should be read along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.
In management’s opinion, all normal recurring adjustments necessary for a fair presentation of the Company’s interim and prior period results have been made. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of results of operations that may be expected for any other interim period or for the full fiscal year.
The unaudited interim financial statements include the accounts of the Company. All material intercompany accounts and transactions have been eliminated in consolidation. The Company owns a majority (95.7%) interest in, and realizes a majority of the earnings and/or losses of, Cardtronics Mexico, S.A. de C.V.; thus this entity is reflected as a consolidated subsidiary in the financial statements, with the remaining ownership interests not held by the Company being reflected as noncontrolling interests.
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
The following table reflects the amounts excluded from the Cost of ATM operating revenues line in the accompanying Consolidated Statements of Operations for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$22,781	$24,607
Amortization of intangible assets	8,413	12,412
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues	$31,194	$37,019
(d) Restructuring Expenses
During the three months ended March 31, 2020, the Company continued certain corporate reorganization and cost reduction initiatives that began in 2019. The Company incurred approximately $1.2 million of pre-tax expenses related to this activity that primarily included facility closures, workforce reductions, professional fees and other related charges.

The following table reflects the amounts recorded in the Restructuring expenses line in the accompanying Consolidated Statements of Operations for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Europe & Africa	$1,000	$—
Corporate	$209	$—
Total	$1,209	$—
The costs incurred in Europe & Africa included facility related costs consisting of non-cash asset write-offs and accelerated lease expenses, presented as a reduction of the associated operating lease assets, and an insignificant amount pertaining to workforce reductions. The costs incurred in Corporate included professional fees. The restructuring liability balance as of March 31, 2020 was $0.6 million and there were no outstanding restructuring liabilities as of March 31, 2019. Restructuring liabilities were $1.0 million and $1.5 million as of December 31, 2019 and 2018, respectively.
(e) Cash, Cash Equivalents, and Restricted Cash
For purposes of reporting financial condition, cash and cash equivalents include cash in bank and short-term deposit accounts. Additionally, the Company maintains cash on deposit with banks that is pledged for a particular use or restricted to support a liability. These balances are recorded in Restricted cash line in the accompanying Consolidated Balance Sheets based on when the Company expects this cash to be paid. Current restricted cash primarily consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. Restricted cash in current assets is offset by a corresponding liability balance in the Accrued liabilities line in the accompanying Consolidated Balance Sheets. The changes in the settlement liabilities corresponding to the changes in the balance of restricted cash during the three months ended March 31, 2020 and 2019 are presented in the Statements of Cash Flows within the increase in restricted cash liabilities line.
The following table provides a reconciliation of the ending cash, cash equivalents, and restricted cash balances as of March 31, 2020 and 2019, corresponding with the balances in the accompanying Consolidated Statements of Cash Flows.

	March 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$613,728	$35,444
Restricted cash	44,796	84,790
Total cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows	$658,524	$120,234

See Note 9. Current and Long-Term Debt for discussion of the borrowings made by the Company from its Credit Agreement in March 2020.
(f) Inventory
The Company’s inventory is determined using the average cost method. The Company periodically assesses its inventory, and as necessary, adjusts the carrying values to the lower of cost or net realizable value.
The following table reflects the Company’s primary inventory components:

	March 31, 2020	December 31, 2019
	(In thousands)
ATMs	$3,554	$3,330
ATM spare parts and supplies	8,142	7,673
Total inventory	11,696	11,003
Less: Inventory reserves	(302)	(385)
Inventory, net	$11,394	$10,618

(g) Accounts and Notes Receivable-Credit Losses
During the three months ended March 31, 2020, the Company recognized additional estimated credit losses of approximately $0.9 million. As of March 31, 2020, 73% of the Accounts and Notes Receivable balance was current and not yet due and the Company held an allowance for estimated credit losses of $8.1 million.

(2) New Accounting Pronouncements

Adoption of New Accounting Pronouncements
Current Expected Credit Losses. The Company adopted Accounting Standards Codification 326 ("ASC 326") Financial Instruments - Credit Losses on January 1, 2020, via a cumulative-effect adjustment to opening retained earnings. ASC 326 replaced the incurred loss impairment model under which credit losses were recognized when probable. The new guidance requires recognition of credit losses when expected based on a broad range of information, including historical experience and current economic conditions. To implement the standard, the Company applied an aging based methodology using historic loss experience and aging categories. Where necessary, the Company segregated receivables into pools with common characteristics. In addition, where appropriate and where the available information indicated that losses would be minimal, an estimated loss rate was applied. In all cases, losses are recognized when expected. The Company holds no material financing receivables and no other financial instruments measured at amortized cost. The Company's adoption of the Credit Loss Standard had the following impact on the Company’s consolidated statement of financial position:

	December 31, 2019	ASC 326 Adoption	January 1, 2020
	As Reported		As Adjusted
	(In thousands)
Accounts and Notes Receivable	$101,046	$—	$101,046
Allowance for credit losses	(5,251)	(2,337)	(7,588)
Accounts and Notes Receivable, net	95,795	(2,337)	93,458

Deferred tax asset, net	13,159	466	13,625
Retained earnings	$125,763	$(1,871)	$123,892

Fair Value Measurement. In January 2020, the Company adopted ASU 2018-13, Disclosure Framework (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement in January 2020. This guidance modified the disclosure requirements for fair value measurements. The Company's adoption of these disclosure requirements had no impact on the Company's consolidated financial statements.
Accounting Pronouncements Issued But Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” The new standard simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes, performing intra-period allocations and calculating income taxes in interim periods. The new standard also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

(3) Revenue Recognition
Disaggregated Revenues
The following tables detail the revenues of the Company’s reportable segments disaggregated by financial statement line and component:

	Three Months Ended March 31, 2020
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated
Surcharge revenues	$80,235	$32,596	$15,945	$—	$128,776
Interchange revenues	31,610	44,997	873	—	77,480
Bank-branding and surcharge-free network revenues	53,768	347	—	—	54,115
Managed services and processing revenues	27,628	2,018	3,489	(1,652)	31,483
Total ATM operating revenues	193,241	79,958	20,307	(1,652)	291,854

ATM product sales and other revenues	12,756	1,942	50	—	14,748
Total revenues	$205,997	$81,900	$20,357	$(1,652)	$306,602

	Three Months Ended March 31, 2019
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated
Surcharge revenues	$85,110	$31,045	$20,668	$—	$136,823
Interchange revenues	34,379	55,308	1,303	—	90,990
Bank-branding and surcharge-free network revenues	45,873	—	—	—	45,873
Managed services and processing revenues	25,684	2,325	3,820	(2,913)	28,916
Total ATM operating revenues	191,046	88,678	25,791	(2,913)	302,602

ATM product sales and other revenues	13,202	2,247	219	—	15,668
Total revenues	$204,248	$90,925	$26,010	$(2,913)	$318,270
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
ATM operating revenues. The Company presents revenues from automated consumer financial services, bank-branding and surcharge-free network offerings, managed services and other services in the ATM operating revenues line in the accompanying Consolidated Statements of Operations. The Company’s ATM operating revenues consist of the following:

•Surcharge revenue. Surcharge revenues are received in the form of a fee paid by a cardholder who has made a cash withdrawal from an ATM. Surcharge fees can vary widely based on the location of the ATM and the nature of the contracts negotiated with merchants. In the U.S. and Canada, the Company does not receive surcharge fees from cardholders whose financial institutions participate in a surcharge-free network or have branded a location; instead, the Company receives interchange and bank-branding or surcharge-free network-branding revenues, which are discussed below. For certain ATMs, primarily those owned and operated by merchants, the Company does not receive any portion of the surcharge but rather the entire surcharge fee is earned by the merchant. In the U.K., ATM deployers operate their ATMs on either a free-to-use (surcharge-free) or a pay-to-use (surcharge) basis. On free-to-use ATMs in the U.K., the Company earns interchange revenue on withdrawal and certain other transactions. These fees are paid by the cardholder’s financial institution. On pay-to-use ATMs in the U.K., the Company only earns a surcharge fee paid by the cardholder on withdrawal transactions and interchange is only paid by the cardholder’s financial institution on other non-withdrawal transaction types. The Company earns both surcharge and interchange in Spain. In Germany, Australia, and Mexico, the Company collects surcharge fees on withdrawal transactions but generally does not receive interchange revenue. In South Africa, the Company generally earns interchange revenues, which varies by transaction type and customer arrangement. Surcharge revenues, as described above, are recognized daily as the associated transactions are processed.
•Interchange revenue. An interchange fee is a fee paid by the cardholder’s financial institution for its customer’s use of an ATM that is owned by another operator and for the fee the EFT network charges to transmit data between the ATM and the cardholder’s financial institution. The Company typically receives a majority of the interchange fee paid by the cardholder’s financial institution, net of the amount retained by the EFT network, and recognizes the net amount received from the network as revenue. In some markets in which the Company operates, interchange fees are earned not only on cash withdrawal transactions but also on other ATM transactions, including balance inquiries and balance transfers. Interchange revenues are subject to various arrangements and are recognized daily as the associated transactions are processed.
•Bank-branding and surcharge-free network revenues. Under a bank-branding arrangement, ATMs that are Company-owned and operated are branded with the logo of the branding financial institution. In exchange for a fee paid by the financial institution, the financial institution’s customers gain access to use these bank-branded ATMs without paying a surcharge fee. Under the Company’s Allpoint surcharge-free network, financial institutions that participate pay a fixed monthly fee per cardholder and/or a fixed fee per transaction so that cardholders gain surcharge-free access to our large network of ATMs. Bank-branding and surcharge-free network revenues are generally recognized monthly on a per ATM or per cardholder basis. Similarly, transaction-based fee arrangements are recognized monthly. Any up-front fees associated with these arrangements are recognized ratably over the life of the arrangement.
•Managed services and processing revenues. Under managed service agreements, the Company provides various forms of ATM-related services, including monitoring, maintenance, cash management, cash delivery, customer service, on-screen advertising, processing and other services to merchants, financial institutions, and third-party ATM operators. Under processing arrangements, the Company provides transaction processing services to merchants, financial institutions, and third-party operators. Under managed services and processing arrangements, surcharge and interchange fees are generally earned by the customer and the Company typically receives a fixed fee per transaction and/or a periodic management fee per ATM in return for providing the agreed-upon operating services. The managed services and processing fees are recognized as the related services are provided to the customers.
The Company’s bank-branding, surcharge-free network and managed services arrangements result in the Company providing a series of distinct services that have similar patterns of transfer to the customer. As a result, these arrangements create performance obligations that are satisfied over-time (generally 3-5 years) for which the Company has a right to consideration that corresponds directly with the value of the entity’s performance completed to date. In conjunction with these arrangements, the Company recognizes revenue in the amount that it has a right to receive. Variable consideration may exist in these arrangements and is recognized only to the extent a significant reversal is not probable.
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
Contract Balances
As of March 31, 2020, the Company has recognized no significant contract assets. Contract liabilities totaled $8.2 million and $9.0 million at March 31, 2020 and December 31, 2019, respectively. These amounts represent deferred revenues for advance consideration received primarily in relation to bank-branding and surcharge-free network arrangements. The revenue recognized during the three months ended March 31, 2020 and 2019 on previously deferred revenues was not significant. The Company expects to recognize the revenue associated with its contract liabilities ratably over various periods extending over the next 36 months. During the three months ended March 31, 2020, the Company did not recognize any significant impairment losses related to its contract assets.
Contract Acquisition Cost
The Company expects that the incremental commissions paid to sales personnel, together with other associated costs, are recoverable, and therefore, the Company capitalizes these amounts as deferred contract acquisition costs. Deferred contract acquisition costs totaled $7.0 million and $7.5 million at March 31, 2020 and December 31, 2019, respectively. Sales commissions capitalized are generally amortized over a 4-5 year period corresponding with the related agreements. Similarly, the costs incurred to fulfill a contract, primarily consisting of prepaid merchant commissions and other consideration paid or provided to merchant partners, are capitalized and recognized over the duration of the related contract. The Company does not capitalize the costs of obtaining a contract if the associated contract is one year or less.
(4) Share-based Compensation
The Company accounts for its share-based compensation by recognizing the grant date fair value of share-based awards, net of estimated forfeitures, as share-based compensation expense over the underlying requisite service periods of the related awards. The grant date fair value is based upon the Company's share price on the date of the grant.
The following table reflects the total share-based compensation expense amounts reported in the accompanying Consolidated Statements of Operations:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cost of ATM operating revenues	$545	$261
Selling, general, and administrative expenses	4,648	4,223
Total share-based compensation expense	$5,193	$4,484
For the three months ended March 31, 2020, total share-based compensation expense increased by $0.7 million compared to the same period of 2019, respectively. This increase is attributable to the amount, timing and terms of share-based payment awards granted during the periods, net of estimated forfeitures.
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
The number of the Company’s earned non-vested RSUs as of March 31, 2020, and changes during the three months ended March 31, 2020, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of December 31, 2019	742,352	$29.44
Granted	703,557	22.98
Vested	(393,094)	29.47
Forfeited	(10,488)	33.14
Non-vested RSUs as of March 31, 2020	1,042,327	$25.03
The above table only includes earned RSUs. Performance-RSUs and Market-Based RSUs that are not yet earned are not included. The number of Market-Based RSUs granted in 2018, net of forfeitures, was 134,989 units with a weighted average grant date fair value of $24.13. The number of Performance-RSUs granted at target in 2019, net of forfeitures, was 114,607 units with a weighted average grant date fair value of $33.76 per unit. The number of Performance-RSUs granted at target in 2020, net of forfeitures, was 101,438 units with a weighted average grant date fair value of $20.92 per unit. The number of Market-Based RSUs granted in 2019, net of forfeitures, was 114,529 units with a weighted average grant date fair value of $49.23 per unit. The number of Market-Based RSUs granted in 2020, net of forfeitures, was 101,434 units with a weighted average grant date fair value of $25.85. Time-RSUs are included in the listing of outstanding RSUs as granted.
As of March 31, 2020, the unrecognized compensation expense associated with earned RSUs was $10.4 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted average vesting period of approximately 2.08 years.
Options. The number of the Company’s outstanding stock options as of March 31, 2020, and changes during the three months ended March 31, 2020, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of December 31, 2019	380,180	$26.01
Granted	233,888	20.92
Exercised	(13,020)	22.31
Forfeited	(2,855)	31.99
Options outstanding as of March 31, 2020	598,193	$24.07

Options vested and exercisable as of March 31, 2020	199,223	$24.80
As of March 31, 2020, the unrecognized compensation expense associated with outstanding options was approximately $6.5 million, which will be recognized over the remaining weighted average vesting period of approximately 2.63 years. The weighted average contractual term associated with outstanding options was 8.93 years as of March 31, 2020.
(5) Earnings Per Share
The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common shareholders) when their impact on net income available to common shareholders is anti-dilutive.
Potentially dilutive securities for the three months ended March 31, 2020, included all outstanding stock options and RSUs, which were included in the calculation of diluted earnings per share for these periods. The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s $287.5 million of 1.00% Convertible Senior Notes due 2020 (the “Convertible Notes”) were excluded from diluted shares outstanding as the exercise price exceeded the average market price of the Company’s common shares. The effect of the convertible note hedge, described in Note 9. Long-Term Debt was also excluded as the effect is anti-dilutive.

The allocated details of our Earnings per Share are as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands, excluding share and per share amounts)
Net income available to common shareholders	$5,755	$4,319
Weighted average common basic shares outstanding (for basic calculation)	44,729,824	46,223,764
Dilutive effect of outstanding common stock options and RSUs	1,011,437	411,269
Weighted average common dilutive shares outstanding (for diluted calculation)	45,741,261	46,635,033

Net income per common share - basic	$0.13	$0.09
Net income per common share - diluted	$0.13	$0.09

The computations of diluted earnings per share for the three months ended March 31, 2020 and 2019, exclude approximately 200,000 and 60,000, respectively, potentially dilutive common shares because the effect of including these shares in the computation would have been antidilutive. In addition, the computation of diluted earnings per share for the three months ended March 31, 2019 excludes approximately 233,000 weighted average dilutive shares that are contingently issuable, consisting of market-based and performance based awards for which all necessary conditions had not been satisfied.
(6) Shareholders' Equity
Share Repurchases. On March 26, 2019, the Company announced that its Board had authorized a share repurchase program, enabling the repurchase of up to $50 million of its Class A ordinary shares through August 31, 2020. Share repurchases under the authorized plan could be effected on behalf of the Company through open market transactions, privately negotiated transactions, or otherwise, pursuant to SEC trading rules. The Company exhausted this authorization in September 2019. Subsequently, on November 21, 2019, the Company announced that its Board had authorized the repurchase of an additional $50 million of its Class A ordinary shares through December 31, 2020. Share repurchases under the authorized plans could be effected on behalf of the Company through open market transactions, privately negotiated transactions, or otherwise, pursuant to SEC trading rules.
During the three months ended March 31, 2020, the Company repurchased and canceled 505,699 of its outstanding Class A ordinary shares for an aggregate purchase price of $16.9 million inclusive of stamp taxes of $0.1 million. On April 1, 2020, the Company announced the suspension of its buyback program as part of its COVID-19 related business update.
Accumulated Other Comprehensive Loss, net. Accumulated other comprehensive loss, net, is a separate component of Shareholders’ equity in the accompanying Consolidated Balance Sheets. The following tables present the changes in the balances of each component of Accumulated other comprehensive loss, net, for the three months ended March 31, 2020:

	Foreign Currency Translation Adjustments		Unrealized (Losses) Gains on Interest Rate Swap and Foreign Currency Forward Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of December 31, 2019	$(59,143)	(1)	$(18,744)	(2)	$(77,887)
Other comprehensive loss before reclassification	(19,620)	(3)	(42,504)	(4)	(62,124)
Amounts reclassified from accumulated other comprehensive loss, net	—		2,662	(4)	2,662
Net current period other comprehensive loss	(19,620)		(39,842)		(59,462)
Total accumulated other comprehensive loss, net as of March 31, 2020	$(78,763)	(1)	$(58,586)	(2)	$(137,349)

(1)Net of deferred income tax benefit of $6,035 and $5,474 as of March 31, 2020 and December 31, 2019, respectively.
(2)Net of deferred income tax expense of $2,171 and $14,273 as of March 31, 2020 and December 31, 2019, respectively.
(3)Net of deferred income tax benefit of $561.
(4)Net of deferred income tax benefit of $11,390 and $713 for Other comprehensive income before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, as of March 31, 2020. For additional information, see Note 13. Derivative Financial Instruments.
The Company records unrealized gains and losses related to its interest rate swap contracts net of taxes, in the Accumulated other comprehensive loss, net line within the accompanying Consolidated Balance Sheets. The amounts reclassified from Accumulated other comprehensive loss, net are recognized in the Cost of ATM operating revenues, Interest expense, net, or Other expense (income) lines in the accompanying Consolidated Statements of Operations.
The Company has elected the portfolio approach for the deferred tax asset of the unrealized gains and losses related to the interest rate swap contracts in Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets. Under the portfolio approach, the disproportionate tax effect created when the valuation allowance was appropriately released as a tax benefit into continuing operations in 2010, will reverse out of the Accumulated other comprehensive loss, net line within the accompanying Consolidated Balance Sheets and into continuing operations as a tax expense when the Company ceases to hold any interest rate swap contracts. As of March 31, 2020, the disproportionate tax effect is $14.6 million.
(7) Intangible Assets
Goodwill
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

For the quantitative assessment prepared as of December 31, 2019, the Company prepared a 5-year cash flow forecast, which incorporated assumptions on operating efficiencies and increased resulting cash flows over time and a discount rate of 10%. Based on this estimation, the carrying value of the reporting unit exceeded its fair value by $7.3 million. Therefore, consistent with the early adoption of ASU 2017-4, the Company recognized a goodwill impairment of $7.3 million, the amount by which the carrying amount of the Canada reporting unit exceeded its fair value. This impairment was recognized during the three months ended December 31, 2019, in the Loss on disposal and impairment of assets line of the Company's Consolidated Statements of Operations together with certain unrelated disposals in the ordinary course of business. After the impairment, the Canada reporting unit's goodwill was approximately $104 million at December 31, 2019.

During the three months ended March 31, 2020, and in response to the global economic impact of the COVID-19 pandemic, the Company performed an additional qualitative assessment and determined that it was not more likely than not that the carrying value of its U.S., U.K., Australia & New Zealand, South Africa, Germany and Mexico reporting units exceeded their fair value. As such, the Company determined that a quantitative assessment was not necessary for these reporting units. For the Canada reporting unit, considering the goodwill impairment recognized during the three months ended December 31, 2019, the Company bypassed the optional qualitative assessment and performed an updated quantitative assessment. For this quantitative assessment, the Company prepared a revised cash flow forecast that incorporated the estimated COVID-19 impact, assumptions on operating efficiencies and resulting cash flows over time, and a discount rate of 9.7%. Based on this quantitative test, the fair value of the reporting unit marginally exceeded its carrying value and no additional goodwill impairment was recognized. The Canada reporting unit's goodwill was approximately $95.6 million at March 31, 2020. To the extent that the Company is unable to meet its forecasts in the future, further impairment charges are possible.
The following table presents the net carrying amounts of the Company’s Goodwill as of March 31, 2020 and December 31, 2019, as well as the changes in the net carrying amounts for the three months ended March 31, 2020 by segment. As of March 31, 2020 the Company held no significant indefinite-lived assets. For additional information related to the Company’s segments, see Note 17. Segment Information.

	North America	Europe & Africa	Australia & New Zealand	Total
	(In thousands)
Goodwill, gross as of December 31, 2019	$561,513	$236,992	$151,431	$949,936
Accumulated impairment loss	(7,303)	(50,003)	(140,038)	(197,344)
Goodwill, net as of December 31, 2019	$554,210	$186,989	$11,393	$752,592

Foreign currency translation adjustments	(8,579)	(18,484)	(1,417)	(28,480)

Goodwill, gross as of March 31, 2020	552,934	218,508	150,014	921,456
Accumulated impairment loss	(7,302)	(50,003)	(140,038)	(197,343)
Goodwill, net as of March 31, 2020	$545,632	$168,505	$9,976	$724,113

Intangible Assets with Definite Lives
The following table presents the Company’s intangible assets that were subject to amortization:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Merchant and bank-branding contracts/relationships	$477,449	$(390,519)	$86,930	$489,363	$(388,598)	$100,765
Trade names	17,209	(12,013)	5,196	18,391	(12,792)	5,599
Technology	12,239	(8,201)	4,038	12,389	(7,952)	4,437
Non-compete agreements	4,334	(4,334)	—	4,408	(4,408)	—
Revolving credit facility deferred financing costs	5,256	(2,299)	2,957	5,256	(2,132)	3,124
Total intangible assets with definite lives	$516,487	$(417,366)	$99,121	$529,807	$(415,882)	$113,925

(8) Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Accrued merchant settlement	$103,525	$154,181
Accrued taxes	36,069	36,067
Accrued merchant fees	27,541	33,037
Accrued purchases	18,890	7,138
Accrued processing costs	11,889	12,159
Accrued armored	10,004	8,307
Accrued maintenance	8,243	6,463
Accrued interest	8,221	3,775
Accrued compensation	7,401	23,676
Accrued cash management fees	7,148	9,291
Accrued telecommunications costs	1,388	1,664
Other accrued expenses	34,535	39,004
Total accrued liabilities	$274,854	$334,762

(9) Current and Long-Term Debt
The Company’s carrying value of current and long-term debt consisted of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Revolving credit facility, including swingline credit facility (weighted average combined interest rate of 2.4% and 2.3% as of March 31, 2020 and December 31, 2019, respectively)	$746,620	$167,227
5.50% Senior Notes due May 2025, net of capitalized debt issuance costs	296,707	296,545
1.00% Convertible Senior Notes due December 2020, net of unamortized discount and capitalized debt issuance costs	278,861	275,703
Total Debt	1,322,188	739,475
Less: Current portion	(278,861)	—
Total Long-Term Debt	$1,043,327	$739,475

The 5.50% Senior Notes due 2025 (the “2025 Notes”) with a face value of $300.0 million are presented net of capitalized debt issuance costs of $3.3 million and $3.5 million as of March 31, 2020 and December 31, 2019, respectively. The 1.00% Convertible Notes due December 2020 (the "2020 Notes") with a face value of $287.5 million are presented net of unamortized discount and capitalized debt issuance costs of $8.6 million and $11.8 million as of March 31, 2020 and December 31, 2019, respectively. The 2020 Notes are presented in the Current portion of long-term debt line of the Company's Consolidated Balance Sheet as of March 31, 2020.

Revolving Credit Facility

        On September 19, 2019, the Company entered into a first amendment to its second amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement provides the Company with a $750 million revolving credit facility maturing on September 19, 2024, and accordion feature allowing the Company to (a) increase the available borrowings under the credit facility to $850 million and (b) incur incremental term loans under the facility. Any term loans will rank equal in right of payment with revolving loans under the credit facility and will not mature earlier than the revolving loans.
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
Each of the Credit Facility Guarantors (as defined in the Credit Agreement) has guaranteed the full and punctual payment of the obligations under the revolving credit facility and the obligations under the revolving credit facility are secured by substantially all of the assets of the Credit Facility Guarantors. In addition, Controlled Foreign Corporation (or "CFC"), CFC Borrowers and CFC Guarantors are defined in the Credit Agreement. The obligations of the CFC Borrowers are guaranteed by the CFC Guarantors and secured by substantially all of the assets of the CFC Guarantors.
The Credit Agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to: (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, (iv) notification of certain events, and (v) certain covenants relating to, among other things, the sale or transfer of assets, fundamental changes, incurrence or guarantee of indebtedness, liens, investments, hedging transactions, transactions with affiliates and sale and leaseback transactions. Financial covenants in the Credit Agreement require the Company to maintain: (i) as of the last day of any fiscal quarter, a Total Net Leverage Ratio (as defined in the Credit Agreement) of no more than 4.25 to 1.00, and (ii) as of the last day of any fiscal quarter, an Interest Coverage Ratio (as defined in the Credit Agreement) of no less than 3.00 to 1.00. Additionally, the Company is limited in its ability to make restricted payments; however, the Company may generally make restricted payments so long as no event of default exists at the time of such payment and the Total Net Leverage Ratio is less 3.75 to 1.00 at the time such restricted payment is made. As of March 31, 2020, the Company’s actual Total Net Leverage Ratio was 2.4 and its Interest Coverage Ratio was 11.7.

In March 2020, in anticipation of the maturity of the Convertible Notes due on December 1, 2020 and for additional liquidity as a precautionary measure given the economic uncertainty caused by the worldwide COVID-19 pandemic, the Company drew all of the borrowing capacity under our credit facility resulting in the Company holding $613.7 million in cash as of March 31, 2020. As of March 31, 2020, the Company had $746.6 million of outstanding borrowings under its $750 million revolving credit facility and was in compliance with all applicable covenants and ratios under the Credit Agreement. The Company also had $10.0 million outstanding in letters of credit. The weighted average interest rates on the Company’s outstanding borrowings under the revolving credit facility were 2.4% and 2.3%, as of March 31, 2020 and December 31, 2019, respectively.
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
On July 1, 2016, Cardtronics plc, Cardtronics, Inc., and Wells Fargo Bank, National Association, as trustee, entered into a supplemental indenture (the “Convertible Notes Supplemental Indenture”) with respect to the Convertible Notes. The Convertible Notes Supplemental Indenture provides for the unconditional and irrevocable guarantee by Cardtronics plc of the prompt payment, when due, of any amount owed to the holders of the Convertible Notes. The Convertible Notes Supplemental Indenture also provides that, from and after July 1, 2016, the Convertible Notes will be convertible into shares of Cardtronics plc in lieu of common shares of Cardtronics, Inc.
The Convertible Notes have a conversion price of $52.35 per share, which equals a conversion rate of 19.1022 shares per $1,000 principal amount of Convertible Notes, for a total of approximately 5.5 million shares underlying the debt. The conversion rate, however, is subject to adjustment under certain circumstances. Conversion can occur: (i) any time on or after September 1, 2020, (ii) after March 31, 2014, during any calendar quarter that follows a calendar quarter in which the price of the shares exceeds 135% of the conversion price for at least 20 days during the 30 consecutive trading-day period ending on the last trading day of the quarter, (iii) during the 10 consecutive trading-day period following any five consecutive trading-day period in which the trading price of the Convertible Notes is less than 98% of the closing price of the shares multiplied by the applicable conversion rate on each such trading day, (iv) upon specified distributions to Cardtronics plc’s shareholders upon recapitalizations, reclassifications, or changes in shares, and (v) upon a make-whole fundamental change. A fundamental change is defined as any one of the following: (i) any person or group that acquires 50% or more of the total voting power of all classes of common equity that is entitled to vote generally in the election of Cardtronics plc’s directors, (ii) Cardtronics plc engages in any recapitalization, reclassification, or changes of common shares as a result of which the shares would be converted into or exchanged for, shares, other securities, other assets, or property, (iii) Cardtronics plc engages in any share exchange, consolidation, or merger where the shares converted into cash, securities, or other property, (iv) the Company engages in certain sales, leases, or other transfers of all or substantially all of the consolidated assets, or (v) Cardtronics plc’s shares are not listed for trading on any U.S. national securities exchange.

None of the Convertible Notes were deemed convertible as of March 31, 2020. The Convertible Notes are due December 1, 2020 and are classified as a current liability in the Company's Consolidated Balance Sheets at March 31, 2020, as the Company has drawn its revolver in anticipation of the retirement of the Convertible Notes.
Upon conversion, holders of the Convertible Notes are entitled to receive cash, shares, or a combination of cash and shares, at the Company’s election. In the event of a change in control, as defined in the indenture under which the Convertible Notes have been issued, holders can require Cardtronics to purchase all or a portion of their Convertible Notes for 100% of the notes’ par value plus any accrued and unpaid interest.
The Company’s interest expense related to the Convertible Notes consisted of the following:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash interest per contractual coupon rate	$719	$719
Amortization of note discount	2,929	2,780
Amortization of debt issuance costs	228	206
Total interest expense related to Convertible Notes	$3,876	$3,705
The Company’s carrying value of the Convertible Notes consisted of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Principal balance	$287,500	$287,500
Unamortized discount and capitalized debt issuance costs	(8,639)	(11,797)
Net carrying amount of Convertible Notes	$278,861	$275,703
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
Obligations under the 2025 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by Cardtronics plc and certain of its subsidiaries and certain of its future subsidiaries, with the exception of Cardtronics plc’s immaterial subsidiaries and CFC Guarantors. There are no significant restrictions on the ability of Cardtronics plc to obtain funds from Cardtronics Inc., Cardtronics USA, Inc., or the other 2025 Notes Guarantors by dividend or loan. None of the 2025 Notes Guarantors’ assets represent restricted assets pursuant to Rule 4-08(e)(3) of Regulation S-X.
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
The changes in the Company’s ARO liability consisted of the following:

March 31, 2020
(In thousands)

Asset retirement obligations at December 31, 2019	$61,194
Additional obligations	442
Accretion expense	437
Payments	(660)
Foreign currency translation adjustments	(2,566)
Asset retirement obligations at March 31, 2020	58,847
Less: current portion of asset retirement obligations (see Note 12. Other Liabilities)	5,488
Asset retirement obligations, excluding current portion, at March 31, 2020	$53,359
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

In addition, certain ATM placement agreements are deemed to contain an operating lease of merchant space under the Lease Standard. These ATM placement agreements have remaining terms extending from less than 1 year to more than 5 years. These arrangements consist of semi-permanent or through-the-wall placements of company-owned ATMs at merchant or financial institution locations. These arrangements are deemed to contain a lease as the counterparty lacks the practical ability to substitute alternative space. The renewal provisions under ATM placement agreements vary.

The Company's ATM placement agreements that are deemed to contain an operating lease require fixed and may require variable merchant commissions. The variable payments are based on the type and volume of transactions conducted on the ATMs at each respective location. In addition, the merchant commissions may also change, in accordance with the terms of these agreements, responsive to changes in interchange fees or interest rates. Certain Company facility leases require variable payments based on an index or based on external market rates. The Company's vehicle and office equipment leases do not generally include variable payments.

The Company recognizes the accounting impact of lease extension options when reasonably certain that a right to extend a lease will be exercised. The Company does not provide residual value guarantees within or in conjunction with any of its leases. As of March 31, 2020, all material leases of facilities, vehicles, office equipment, and merchant space had commenced.

The Company is not currently party to any significant finance leases. As a result, the net assets recorded under finance leases and the associated liabilities are not material.

Balance sheet information related to operating leases is as follows:

	Classification	March 31, 2020	December 31, 2019
Assets		(In thousands)
Operating lease assets	Operating lease assets	$69,622	$76,548
Total operating lease assets		$69,622	$76,548

Liabilities
Current
Operating lease liabilities	Current portion of other long-term liabilities	18,943	$20,345
Noncurrent
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	63,827	69,531
Total operating lease liabilities		$82,770	$89,876

Operating lease costs during the three months ended March 31, 2020 and 2019 were as follows:

		Three Months Ended March 31
	Classification	2020	2019
		(In thousands)
Operating lease costs	Cost of ATM operating revenues (1)	$5,973	$7,390
Operating lease costs	Selling, general, and administrative expenses (2)	1,299	1,783
Total operating lease cost		$7,272	$9,173
(1)Includes the fixed and variable cost of facilities, vehicles, and equipment that are deemed direct operating lease costs. The variable lease cost associated with these leases was not significant. In addition, includes the fixed and variable cost associated with ATM placement agreements that are deemed to contain a lease. The variable cost associated with these placements was approximately $0.6 million in the three months ended March 31, 2020.
(2)Includes the fixed and variable cost of facilities, vehicles, and equipment that are deemed general and administrative operating lease costs. The variable lease cost associated with these leases was not significant.

The following table presents the weighted-average remaining term and weighted-average discount rate associated with the Company's operating leases.

Lease Term and Discount Rate	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	7.0	6.9
Weighted-average discount rate
Operating leases	3.39%	3.47%

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(In thousands)
Additional lease information is summarized below:
Operating cash outflows resulting from payments of operating lease liabilities	$5,006	$5,297
New operating lease assets recognized during the period	$524	$1,857
During the three months ended March 31, 2020, the Company paid $5.0 million to satisfy the recognized operating lease obligations. The Company also recognized $0.5 million in new operating lease assets, primarily consisting of equipment leases and ATM placement agreements that are deemed to contain an operating lease.
The following table presents the March 31, 2020 undiscounted cash flows associated with the Company's recognized operating lease liabilities in the next five years and thereafter.

Maturity of Recognized Operating Lease Liabilities	Operating Lease Payments(1)
(In thousands)
2020	$18,749
2021	19,524
2022	12,256
2023	8,354
2024	6,548
After 2024	30,398
Total lease payments	95,829
Less: Interest (2)	(13,059)
Present value of operating lease liabilities (3)	$82,770

(1)Operating lease payments reflect the Company's current fixed obligations under the operating lease agreements. The Company has identified no extensions that are reasonably certain of being exercised and there are no significant lease agreements that have been signed and not yet commenced.
(2)Calculated using the estimated incremental borrowing rate for each lease.
(3)Includes current operating lease liabilities of $19.0 million and noncurrent operating lease liabilities of $63.8 million.

(12) Other Liabilities
The Company’s other liabilities consisted of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Current portion of other long-term liabilities
Interest rate swap and cap contracts	$24,417	$15,565
Operating lease liabilities	18,943	20,345
Acquisition related contingent consideration	9,522	4,963
Asset retirement obligations	5,488	5,701
Deferred revenue	3,345	3,386
Other	2,618	3,184
Total current portion of other long-term liabilities	$64,333	$53,144

Noncurrent portion of other long-term liabilities
Interest rate swap and cap contracts	$34,084	$9,723
Deferred revenue	4,811	5,589
Acquisition related contingent consideration	—	11,888
Other	10,196	10,670
Total noncurrent portion of other long-term liabilities	$49,091	$37,870
As of March 31, 2020 and December 31, 2019, the Acquisition related contingent consideration lines consisted of the estimated fair value of the contingent consideration associated with the Spark ATM Systems Pty Ltd. (“Spark”) acquisition in that occurred in 2017.
(13) Derivative Financial Instruments
Risk Management Objectives of Using Derivatives Interest rate risk
The Company is exposed to interest rate risk associated with its vault cash rental obligations and borrowings under its revolving credit facility. The Company uses varying notional amount interest rate swap contracts and interest rate cap agreements (“Interest Rate Derivatives”) to manage the interest rate risk associated with its vault cash rental obligations in the U.S., Canada, the U.K., and Australia. The Company also uses interest rate swap contracts to mitigate its exposure to floating interest rates on its anticipated revolving credit facility borrowings.
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

Risk Management Objectives of Using Derivatives - Foreign Currency Exchange Rate Risk
The Company is also exposed to foreign currency exchange rate risk with respect to its operations outside the U.S. The Company has at times used foreign currency forward contracts to mitigate its foreign exchange rate risk associated with certain anticipated transactions. The Company regularly designates its foreign currency derivatives as cash flow hedges, however, the Company is not presently party to any foreign currency derivatives designated as cash flow hedges. As noted below, the Company is party to certain foreign currency forward contracts that are not designated as hedges at March 31,2020.
None of the Company’s existing derivative contracts contain credit-risk-related contingent features.
Undesignated Foreign Currency Forward Contracts
On October 14, 2019, the Company entered into foreign currency forward contracts with an aggregate notional amount of $150 million and a fixed rate of 1.267 U.S. dollar to 1 U.K. pounds sterling. These forward contracts allow for settlement between November 2, 2020 and December 1, 2020. Although not designated as hedging instruments for accounting purposes, these forward contracts are associated with the anticipated conversion of U.K. pounds sterling to U.S. dollars to partially fund the repayment of the Company's 1.00% Convertible Notes and serve to mitigate currency fluctuation risk.
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

Accordingly, the Company recognizes its Interest Rate Derivative contracts as assets or liabilities in the accompanying Consolidated Balance Sheets at fair value and any changes in the fair values of the related Interest Rate Derivative contracts are reported in Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets. The unrealized gains and losses related to these interest rate swap and cap contracts have been reported net of taxes in Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets. For additional information related to the Company’s interest rate swap and cap contracts and the associated fair value measurements, see Note 14. Fair Value Measurements.

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

Summary of Outstanding Interest Rate Derivatives
The notional amounts, weighted average fixed rates, and terms associated with the interest rate swap contracts and cap agreement that are currently in place in the U.S., Canada, the U.K, and Australia (as of the date of the issuance of this 2020 Form 10-Q) are as follows:
Outstanding Interest Rate Derivatives Associated with Vault Cash Rental Obligations
North America – Interest Rate Swap Contracts

Notional Amounts U.S. $	Weighted Average Fixed Rate	Term
(In millions)
$1,500	1.69%	April 1, 2020 – December 31, 2020
$1,200	1.46%	January 1, 2021 – December 31, 2021
$1,000	1.17%	January 1, 2022 – December 31, 2022
$600	0.98%	January 1, 2023 – December 31, 2024

Notional Amounts CAD $	Weighted Average Fixed Rate	Term
(In millions)
$125	2.46%	April 1, 2020 – December 31, 2021

North America – Interest Rate Cap Contracts

Notional Amounts U.S. $	Cap Rate (1)	Term
(In millions)
$200	3.25%	January 1, 2021 – December 31, 2023
(1) Maximum amount of interest to be paid each year as per terms of cap. Cost of cap is amortized through vault cash rental expense over term of cap.
Europe & Africa – Interest Rate Swap Contracts

Notional Amounts	Weighted Average
U.K. £	Fixed Rate	Term
(In millions)
£500	0.94%	April 1, 2020 – December 31, 2022
Australia & New Zealand – Interest Rate Swap Contracts

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$140	1.59%	April 1, 2020 – December 31, 2020
$40	0.71%	January 1, 2021 – December 31, 2021

Outstanding Interest Rate Derivatives Associated with Revolving Credit Facility Borrowings

Notional Amounts U.K. £	Weighted Average Fixed Rate	Term
(In millions)
£50	0.95%	April 1, 2020 – December 31, 2020
£100	0.64%	January 4, 2021 – December 31, 2021
`The following tables depict the effects of the use of the Company’s derivative interest rate swap contracts in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations.
Balance Sheet Data

	March 31, 2020		December 31, 2019
Asset (Liability) Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap and cap contracts	Prepaid expenses, deferred costs, and other current assets	$—	Prepaid expenses, deferred costs, and other current assets	$1,872
Interest rate swap and cap contracts	Prepaid expenses, deferred costs, and other noncurrent assets	—	Prepaid expenses, deferred costs, and other noncurrent assets	8,766
Interest rate swap and cap contracts	Current portion of other long-term liabilities	(24,417)	Current portion of other long-term liabilities	(7,697)
Interest rate swap and cap contracts	Other long-term liabilities	(34,084)	Other long-term liabilities	(9,723)
Total derivatives designated as hedging instruments, net		$(58,501)		$(6,782)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepaid expenses, deferred costs, and other current assets	2,603		—
Foreign currency forward contracts	Current portion of other long-term liabilities	—	Current portion of other long-term liabilities	(7,868)
Total derivative instruments, net		$(55,898)		$(14,650)

Statements of Operations Data

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income
	2020	2019		2020	2019
	(In thousands)			(In thousands)
Interest rate swap contracts	$(42,294)	$(12,109)	Cost of ATM operating revenues	$(2,619)	$338
Interest rate swap contracts	(210)	(312)	Interest expense, net	(43)	(56)
Total	$(42,504)	$(12,421)		$(2,662)	$282
As of March 31, 2020, the Company expects to reclassify $21.8 million of net derivative-related losses contained in the Accumulated comprehensive loss, net line within its accompanying Consolidated Balance Sheets into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

The following table show the impact of our cash flow hedge accounting relationships on the statement of operations for the three months ended March 31, 2020:

	Location and Amount of Loss Recognized in Income on Cash Flow Hedging Relationships in the Three Months Ended
	March 31, 2020		March 31, 2019
	(In thousands)
	Cost of ATM Operating Revenues	Interest Expense, net	Cost of ATM Operating Revenues
Total amount of expense presented in the statements of operations in which the effects of cash flow hedges are recorded	$193,665	$6,421	$206,158

Amount of (loss) gain reclassified from accumulated other comprehensive income into income	(2,619)	(43)	338

(14) Fair Value Measurements
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2020 and December 31, 2019 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 refers to fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at March 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with foreign currency forward contracts	$2,603	$—	$2,603	$—
Liabilities
Liabilities associated with interest rate swap and cap contracts	$(58,501)	$—	$(58,501)	$—
Liabilities associated with acquisition related contingent consideration	$(9,522)	$—	$—	$(9,522)

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap and cap contracts	$10,638	$—	$10,638	$—
Liabilities
Liabilities associated with interest rate swap and cap contracts	$(17,420)	$—	$(17,420)	$—
Liabilities associated with acquisition related contingent consideration	$(16,851)	$—	$—	$(16,851)
Liabilities associated with foreign currency forward contracts	$(7,868)	$—	$(7,868)	$—
As of December 31, 2019, liabilities associated with Level 2 interest rate swap contracts also include an insignificant amount related to foreign currency forward contracts.
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
As of March 31, 2020, the estimated fair value of the Company’s acquisition related contingent consideration liability was approximately $9.5 million. During the three months ended March 31, 2020, the Company recognized mark-to-market gains of approximately $4.1 million to revise the estimated fair value of the contingent consideration liability and foreign exchange gains of approximately $3.3 million to remeasure the South African Rand denominated liability into U.S. Dollars. Both the revision to the estimated fair value and the net foreign exchange gains are included in the Other expenses (income) line in the Consolidated Statements of Operations.
Long-term debt. The carrying amount of the long-term debt balance related to borrowings under the Company’s revolving credit facility approximates fair value due to the fact that any outstanding borrowings are subject to short-term floating interest rates. As of March 31, 2020, the fair values of the 2020 Notes and 2025 Notes were approximately $276.8 million and $282.3 million respectively, based on the quoted prices in markets that are not active (Level 2). For additional information related to long-term debt, see Note 9. Long-Term Debt.
Additions to asset retirement obligations liability. The Company estimates the fair value of additions to its ARO liability using expected discounted future cash flow at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the ARO are measured at fair value at the time of the asset installations using significant non-observable (Level 3) inputs. These liabilities are evaluated periodically based on estimated current fair value. Amounts added to the ARO liability during the three months ended March 31, 2020 and 2019 totaled $0.4 million and $1.1 million, respectively.
Interest rate derivatives. As of March 31, 2020, the recognized fair value of the Company’s Interest Rate Derivatives resulted in an asset of $2.6 million and a liability of $58.5 million. These financial instruments are carried at fair value and are valued using pricing models based on significant other observable inputs (Level 2), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. For additional information related to the valuation process of this asset or liability, see Note 13. Derivative Financial Instruments.

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
Other Commitments
Asset retirement obligations. The Company’s ARO consist primarily of costs to deinstall the Company’s ATMs and to restore the ATM sites to their original condition. In most cases, the Company is contractually required to perform this deinstallation of its owned ATMs, and in some cases, site restoration work. As of March 31, 2020, the Company had $58.8 accrued for these liabilities. For additional information, see Note 10. Asset Retirement Obligations .
Acquisition related contingent consideration. As of March 31, 2020, the Company had $9.5 million accrued for the Spark acquisition related contingent consideration. For additional information related to the Spark acquisition related contingent consideration, see Note 14. Fair Value Measurements .
(16) Income Taxes
The Company’s income tax (benefit) expense based on income before income taxes for the periods presented was as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands, excluding percentages)
Income tax (benefit) expense	$(3,737)	$3,129
Effective tax rate	(185.7)%	42.0%

The Company’s income tax benefit for the three months ended March 31, 2020 totaled $3.7 million resulting in an effective tax rate of (185.7)%, compared to an expense of $3.1 million, and an effective tax rate of 42.0%, for the same period of 2019.
The decrease in the tax expense for the three months ended March 31, 2020, compared to the same period of 2019, was primarily attributable to a non-recurring benefit in the current period from the carry back of net operating losses to prior tax years at the higher 35% U.S. tax rate, compared to the current tax rate of 21%, as a result of recent changes in U.S. tax law. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law in the U.S., which provided for an elective five-year carryback of net operating losses (NOLs) generated in taxable years beginning after December 31, 2017, and before January 1, 2021. As a result of this change in law and because the Company incurred net operating losses in 2018, the Company plans to carry back these losses to prior periods and expects to receive refunds of taxes paid at higher rates in earlier periods. Additionally, lower pretax profits in the current period compared to the prior year period contributed to the lower tax expense, partly offset by other factors.
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

(17) Segment Information
As of March 31, 2020, the Company’s operations consisted of its North America, Europe & Africa, and Australia & New Zealand segments. The Company’s ATM operations in the U.S., Canada, Mexico, and Puerto Rico are included in its North America segment. The North America segment also includes the Company’s transaction processing operations, which service its internal ATM operations, along with external customers. The Company’s ATM operations in the U.K., Ireland, Germany, Spain, and South Africa are included in its Europe & Africa segment, along with i-design (the Company’s ATM advertising business based in the U.K.). The Company’s Australia & New Zealand segment consists of its ATM operations in these two countries. Corporate primarily includes the Company’s corporate general and administrative expenses. While each of the reporting segments provides similar kiosk-based and/or ATM-related services, each segment is managed separately and requires different marketing and business strategies.
Management uses Adjusted EBITDA, together with U.S. GAAP measures, to manage and measure the performance of its segments. Management believes Adjusted EBITDA is a useful measure to more effectively evaluate the performance of the business and compare its results of operations from period to period without regard to financing methods, capital structure, or non-recurring costs as defined by the Company. Adjusted EBITDA excludes depreciation and accretion, amortization of deferred financing costs and note discounts, amortization of intangible assets, share-based compensation expense, certain other income and expense amounts, acquisition related expenses, gains or losses on disposal and impairment of assets, certain non-operating expenses, (if applicable in a particular period), the obligation for the payment of income taxes, interest expense, other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Depreciation and accretion expense and amortization of intangible assets are excluded from Adjusted EBITDA as these amounts can vary substantially from company to company within the Company's industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired.
Adjusted EBITDA, as defined by the Company, is a non-GAAP financial measure provided as a complement to the financial results prepared in accordance with U.S. GAAP. It may not be defined in the same manner by all companies and therefore may not be comparable to other similarly titled measures of other companies. In evaluating the Company’s performance as measured by Adjusted EBITDA, management recognizes and considers the limitations of this measurement. Therefore, Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, or financing activities, or other income or cash flow measures contained within our consolidated financial statements.
The following table is a reconciliation of Net income attributable to controlling interests and available to common shareholders to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income attributable to controlling interests and available to common shareholders	$5,755	$4,319
Adjustments:
Interest expense, net	6,421	6,643
Amortization of deferred financing costs and note discount	3,486	3,292
Income tax (benefit) expense	(3,737)	3,129
Depreciation and accretion expense	32,211	32,973
Amortization of intangible assets	8,413	12,412
EBITDA	52,549	62,768
Add back:
Loss on disposal and impairment of assets	921	968
Other expenses (income) (1)	3,829	(7,207)
Noncontrolling interests (2)	13	15
Share-based compensation expense	5,193	4,484
Restructuring expenses (3)	1,209	—
Adjusted EBITDA	$63,714	$61,028

(1)Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition related contingent consideration, and other non-operating costs.
(2)Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of one of the Company's Mexican subsidiaries.
(3)For the three months ended March 31, 2020, the restructuring activities included costs incurred in conjunction with facility closures, workforce reductions, professional fees and other related charges.

The following tables reflect certain financial information for each of the Company’s reporting segments for the periods presented:

	Three Months Ended March 31, 2020
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$204,382	$81,863	$20,357	$—	$—	$306,602
Intersegment revenues	1,615	37	—	—	(1,652)	—
Cost of revenues	139,904	52,634	14,275	561	(1,652)	205,722
Selling, general, and administrative expenses	17,049	9,061	1,947	14,321	—	42,378
Restructuring expenses	—	1,000	—	209	—	1,209
Loss (gain) on disposal and impairment of assets	443	495	(17)	—	—	921

Adjusted EBITDA	48,999	20,251	4,133	(9,461)	(208)	63,714

Capital expenditures (1)	$12,187	$5,867	$375	$—	$—	$18,429

	Three Months Ended March 31, 2019
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$201,664	$90,596	$26,010	$—	$—	$318,270
Intersegment revenues	2,584	329	—	—	(2,913)	—
Cost of revenues	137,908	63,409	19,361	261	(2,856)	218,083
Selling, general, and administrative expenses	17,266	10,746	2,241	13,407	—	43,660
Loss (gain) on disposal and impairment of assets	324	671	(27)	—	—	968

Adjusted EBITDA	49,075	16,768	4,409	(9,184)	(40)	61,028

Capital expenditures (1)	$17,575	$10,248	$1,484	$—	$—	$29,307

(1)Capital expenditures include payments made for plant, property, and equipment, exclusive license agreements, and site acquisition costs. Additionally, capital expenditure amounts for one of the Company’s Mexican subsidiaries, included in the North America segment, are reflected gross of any noncontrolling interest amounts.

Identifiable Assets

	March 31, 2020	December 31, 2019
	(In thousands)
North America	$1,149,376	$1,141,084
Europe & Africa	570,709	511,037
Australia & New Zealand	50,464	60,416
Corporate	446,672	51,421
Total	$2,217,221	$1,763,958
(18) Supplemental Guarantor Financial Information
The 2025 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by Cardtronics plc and certain of its subsidiaries and certain of its future subsidiaries, with the exception of Cardtronics plc’s immaterial subsidiaries and CFC Guarantors (as defined in the Credit Agreement). The guarantees of the 2025 Notes by any Guarantor are subject to automatic and customary releases upon: (i) the sale or disposition of all or substantially all of the assets of the Guarantor, (ii) the disposition of sufficient capital stock of the Guarantor so that it no longer qualifies under the Indenture as a restricted subsidiary of the Company, (iii) the designation of the Guarantor as an unrestricted subsidiary in accordance with the Indenture, (iv) the legal or covenant defeasance of the notes or the satisfaction and discharge of the Indenture, (v) the liquidation or dissolution of the Guarantor, or (vi) provided the Guarantor is not wholly-owned by the Company, its ceasing to guarantee other debt of the Company or another Guarantor. A Guarantor may not sell or otherwise dispose of all or substantially all of its properties or assets to, or consolidate with or merge into another company (other than the Company or another Guarantor) unless no default under the Indenture exists and either the successor to the Guarantor assumes its guarantee of the 2025 Notes or the disposition, consolidation, or merger complies with the “Asset Sales” covenant in the Indenture.
On March 2, 2020, the SEC made significant changes to its disclosure requirements relating to registered securities that are guaranteed. The new rules, adopted by the Company in conjunction with its Form 10-Q for the period ended March 31, 2020, changed the form and content of the disclosures, requiring summarized financial information only as of and for the most recently completed fiscal year and subsequent year-to-date interim period. The following information reflects the Condensed Consolidating Statements of Comprehensive (Loss) Income for the three months ended March 31, 2020, the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020, the Condensed Consolidated Balance Sheets as of March 31, 2020 and the Summary Financial Information as of and for the year ending December 31, 2019 presented for: (i) Cardtronics plc, the parent Guarantor of the 2025 Notes (“Parent”), (ii) Cardtronics Inc. (“Issuer”), (iii) the 2025 Notes Guarantors (the “Guarantors”), and (iv) the 2025 Notes Non-Guarantors.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31, 2020
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$161,390	$78,136	$84,545	$(17,469)	$306,602
Operating costs and expenses	5,797	154,918	61,126	86,001	(17,909)	289,933
Loss on disposal and impairment of assets		417	104	400		921
(Loss) income from operations	(5,797)	6,055	16,906	(1,856)	440	15,748
Interest expense, net, including amortization of deferred financing costs and note discount	—	8,602	1,201	42	62	9,907
Equity in earnings of subsidiaries	(12,653)	(17,589)	2,786	241	27,215	—
Other expenses (income)	2,728	7,696	6,543	(5,538)	(7,600)	3,829
Income before income taxes	4,128	7,346	6,376	3,399	(19,237)	2,012
Income tax (benefit) expense	(1,621)	(2,289)	(415)	588	—	(3,737)
Net income	5,749	9,635	6,791	2,811	(19,237)	5,749
Net loss attributable to noncontrolling interests	—	—	—	—	(6)	(6)
Net income attributable to controlling interests and available to common shareholders	5,749	9,635	6,791	2,811	(19,231)	5,755
Other comprehensive (loss) income attributable to controlling interest	(59,503)	(32,506)	4,287	(36,737)	64,956	(59,503)
Comprehensive (loss) income attributable to controlling interests	$(53,754)	$(22,871)	$11,078	$(33,926)	$45,725	$(53,748)

Condensed Consolidated Balance Sheets

	As of March 31, 2020
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$46	$50,174	$548,621	$14,887	$—	$613,728
Restricted cash	—	22,816	1,927	20,053	—	44,796
Accounts and notes receivable, net	—	51,358	16,908	18,634	—	86,900
Other current assets	—	51,660	6,148	46,748	—	104,556
Total current assets	46	176,008	573,604	100,322	—	849,980
Property and equipment, net	—	258,839	49,812	126,109	—	434,760
Intangible assets, net	—	33,339	44,189	21,593	—	99,121
Goodwill	—	445,046	133,424	145,643	—	724,113
Operating lease assets	—	32,827	3,892	32,903	—	69,622
Investments in and advances to subsidiaries	374,910	265,842	222,176	40,952	(903,880)	—
Intercompany receivable	29,442	171,179	215,778	229,307	(645,706)	—
Deferred tax asset, net	395	—	—	14,836	—	15,231
Prepaid expenses, deferred costs, and other noncurrent assets	—	15,001	1,293	8,100	—	24,394
Total assets	$404,793	$1,398,081	$1,244,168	$719,765	$(1,549,586)	$2,217,221

Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	$—	$305,569	$5,514	$32,111	$—	$343,194
Accounts payable and accrued liabilities	1,497	184,614	37,479	87,104	—	310,694
Total current liabilities	1,497	490,183	42,993	119,215	—	653,888
Long-term debt	—	768,636	145,802	128,889	—	1,043,327
Intercompany payable	95,437	107,520	244,403	198,337	(645,697)	—
Asset retirement obligations	—	22,761	1,728	28,870	—	53,359
Operating lease liabilities	—	39,975	2,286	21,566	—	63,827
Deferred tax liability, net	—	43,189	2,681	—	—	45,870
Other long-term liabilities	—	39,125	2,957	7,009	—	49,091
Total liabilities	96,934	1,511,389	442,850	503,886	(645,697)	1,909,362
Shareholders' equity	307,859	(113,308)	801,318	215,879	(903,889)	307,859
Total liabilities and shareholders' equity	$404,793	$1,398,081	$1,244,168	$719,765	$(1,549,586)	$2,217,221

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2020
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by (used in) operating activities	$22,095	$(21,014)	$(6,975)	$7,014	$—	$1,120
Additions to property and equipment		(11,585)	(2,696)	(4,148)		(18,429)
Net cash used in investing activities	—	(11,585)	(2,696)	(4,148)	—	(18,429)
Proceeds from borrowings under revolving credit facility	—	547,129	148,583	36,150	—	731,862
Repayments of borrowings under revolving credit facility	—	(100,600)	(5,666)	(38,488)	—	(144,754)
Intercompany financing	—	(401,209)	401,209	—	—	—
Tax payments related to share-based compensation	(5,515)	—	—	—	—	(5,515)
Proceeds from exercises of stock options	293	—	—	—	—	293
Repurchase of common shares	(16,873)	—	—	—	—	(16,873)
Net cash (used in) provided by financing activities	(22,095)	45,320	544,126	(2,338)	—	565,013
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(4,227)	(2,422)	—	(6,649)
Net increase (decrease) in cash, cash equivalents, and restricted cash	—	12,721	530,228	(1,894)	—	541,055
Cash, cash equivalents, and restricted cash as of beginning of period	46	60,269	20,321	36,833	—	117,469
Cash, cash equivalents, and restricted cash as of end of period	$46	$72,990	$550,549	$34,939	$—	$658,524

Summary Prior Year Financial Information

	As of and for the Year Ended December 31, 2019
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$668,527	$351,330	$402,079	$(72,531)	$1,349,405
(Loss) income from operations	$(35,637)	$40,733	$70,835	$10,203	$300	$86,434
Net income	$48,265	$20,546	$63,952	$27,036	$(111,534)	$48,265
Net income attributable to controlling interests and available to common shareholders	$48,265	$20,546	$63,952	$27,036	$(111,525)	$48,274
Total current assets	$46	$146,768	$41,788	$119,919	$—	$308,521
Total noncurrent assets	$452,342	$1,225,786	$1,488,531	$196,625	$(1,907,847)	$1,455,437
Total current liabilities	$814	$242,735	$66,766	$124,069	$—	$434,384
Total noncurrent liabilities	$71,248	$805,812	$984,556	$(24,244)	$(888,125)	$949,247

(19) Concentration Risk
Significant merchant customers. During the trailing twelve months ended March 31, 2020, the Company derived approximately 21% of its total revenues from ATMs placed at the locations of its top five merchant customers. The Company’s top five merchant customers, none accounting for more than 6% of total revenue for the trailing twelve months ended March 31, 2020, were Alimentation Couche-Tard Inc., Co-operative Food, CVS Caremark Corporation, Speedway LLC, and Walgreens Boots Alliance, Inc. Accordingly, a significant percentage of the Company’s future revenues and operating income will be dependent upon the successful continuation of its relationships with these merchants. As of March 31, 2020, the contracts we have with our five largest merchant customers have a weighted average remaining life of approximately 3.25 years.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provisions thereof. Forward-looking statements can be identified by words such as “project,” “believe,” “estimate,” “expect,” “future,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effect on the Company. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting the Company will be those that are anticipated. All comments concerning the Company’s expectations for future revenues and operating results are based on its estimates for its existing operations and do not include the potential impact of any future acquisitions. The Company’s forward-looking statements involve significant risks and uncertainties (some of which are beyond its control) and assumptions that could cause actual results to differ materially from its historical experience and present expectations or projections. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include:
•the Company's ability to respond to business cycles, seasonality, and other outside factors such as extreme weather, natural disasters or health emergencies, such as the COVID-19 outbreak, that may negatively affect our business.
•the Company’s financial outlook and the financial outlook of the automated teller machines and multi-function financial services kiosks (collectively, “ATMs”) industry and the continued usage of cash by consumers at rates near historical patterns;
•the impact of macroeconomic conditions, including the future impacts of the COVID-19 outbreak on global economic conditions, which is highly uncertain and difficult to predict;
•the Company’s ability to respond to recent and future network and regulatory changes;
•the Company’s ability to manage cybersecurity risks and protect against cyber-attacks and manage and prevent cyber incidents, data breaches or losses, or other business disruptions;
•the Company’s ability to respond to changes implemented by networks and how they determine interchange, scheduled and potential reductions in the amount of net interchange that it receives from global and regional debit networks due to pricing changes implemented by those networks as well as changes in how issuers route their ATM transactions over those networks;
•the Company’s ability to renew its existing merchant relationships on comparable or improved economic terms and add new merchants;
•changes in interest rates and foreign currency rates;
•the Company’s ability to successfully manage its existing international operations and to continue to expand internationally;
•the Company’s ability to manage concentration risks with and changes in the mix of key customers, merchants, vendors, and service providers;
•the Company's ability to maintain appropriate liquidity
•the Company’s ability to prevent thefts of cash and maintain adequate insurance;
•the Company’s ability to provide new ATM solutions to retailers and financial institutions including the demand for any such new ATM solutions as well as its ability to place additional banks’ brands on ATMs currently deployed;
•the Company’s ATM vault cash rental needs, including potential liquidity issues with its vault cash providers and its ability to continue to secure vault cash rental agreements in the future and once secured, on reasonable economic terms;
•the Company’s ability to manage the risks associated with its third-party service providers failing to perform their contractual obligations;
•the Company’s ability to renew its existing third-party service provider relationships on comparable or improved economic terms;
•the Company’s ability to successfully implement and evolve its corporate strategy;
•the Company’s ability to compete successfully with new and existing competitors;
•the Company’s ability to meet the service levels required by its service level agreements with its customers;
•the additional risks the Company is exposed to in its United Kingdom (“U.K.”) armored transport business;
•the Company’s ability to pursue, complete, and successfully integrate acquisitions, strategic alliances, or joint ventures;
•the impact of changes in laws, including tax laws that could adversely affect the Company’s business and profitability;
•the impact of, or uncertainty related to, the U.K.’s exit from the European Union, including any material adverse effect on the tax, tax treaty, currency, operational, legal, human, and regulatory regime and macro-economic environment to which it will be subject to as a U.K. company;
•the Company’s ability to adequately maintain and upgrade its ATM fleet to address changes in industry standards, regulations and consumer behavior patterns;

•the Company’s ability to retain its key employees and maintain good relations with its employees; and
•the Company’s ability to manage the fluctuation of its operating results, including as a result of the foregoing and other risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, see: Part I. Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as updated by Part II, Item 1A. Risk Factors of this Form 10-Q. Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this Form 10-Q. Except as required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Cardtronics plc provides convenient automated consumer financial services through its network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of March 31, 2020, we were the world’s largest ATM owner/operator, providing services to over 285,000 ATMs. During the three months ended March 31, 2020, 68% of our total revenues were derived from operations in North America (including our ATM operations in the United States ("U.S."), Canada, and Mexico), 27% of our total revenues were derived from operations in Europe and Africa (including our ATM operations in the United Kingdom ("U.K."), Ireland, Germany, Spain, and South Africa), and 5% of our total revenues were derived from operations in Australia and New Zealand. Included in our network as of March 31, 2020, were approximately 198,000 ATMs to which we provided processing only services or various forms of managed services solutions. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.
Through our network, we deliver various ATM-based financial services to cardholders and provide ATM management and ATM equipment-related services (typically under multi-year contracts) to large retail merchants, smaller retailers, financial institutions, and operators of facilities such as shopping malls, casinos, airports, and train stations. In doing so, we provide our retail and financial institution partners with a compelling automated financial services solution that helps attract and retain customers, and in turn, increases the likelihood that our ATMs will be utilized. We also own and operate electronic funds transfer (“EFT”) transaction processing platforms that provide transaction processing services to our network of ATMs, as well as to other ATMs operated under managed services arrangements. Additionally, we provide processing services for issuers of debit cards.
We also own and operate the Allpoint network (“Allpoint”), the largest surcharge-free ATM network (based on the number of participating ATMs). Allpoint has over 55,000 participating ATMs and provides surcharge-free ATM access to nearly 1,200 participating credit unions, banks, digital banks, financial technology companies, and stored-value debit card issuers that are principally located in North America. For participants, Allpoint provides scale, density, and convenience of surcharge-free ATMs that surpasses the largest banks in the U.S. In exchange, Allpoint earns a fixed monthly fee per cardholder and/or a fixed fee per transaction that is paid by participants. Allpoint includes a majority of our Company owned ATMs in the U.S., and certain ATMs in the U.K., Canada, Mexico, and Australia. Allpoint also provides services to organizations that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general-purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing organizations pay us a fee per issued stored-value debit card or per transaction in return for allowing the users of those cards surcharge-free access to the Allpoint ATM network.
For additional information related to our operations and the manner in which we derive revenues, see our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).
COVID-19 Update
On March 11, 2020, the respiratory virus commonly known as COVID-19 was declared a pandemic by the World Health Organization, and by late March 2020, there were confirmed cases and deaths from COVID-19 in each of the countries in which we operate. Our primary focus has been and will remain on protecting the health and wellbeing of our employees and the communities in which we operate. We have implemented business continuity plans, with most of our employees working from home since March 16, without issue. Certain of our employees continue to perform cash delivery, maintenance and other technical services on site and at certain of our office and warehouse locations to ensure the continued operations of our ATMs.
National and local governments have generally deemed financial institutions, grocery stores, pharmacies and convenience stores as “critically essential” in providing their services to citizens during this global emergency. As a partner to these businesses in providing cash access to consumers, we have coordinated with our partners, where possible, to ensure continued and seamless operations of our ATMs. Certain locations, such as casinos, theme parks, malls, tourist-focused ATMs, education and other ATM sites have been closed. At the end of April 2020, closed ATMs, including but not limited to casinos, theme parks, malls, tourist-focused ATMs, and education locations, represented approximately 10% of our total Company owned ATM fleet.
After the announcement of the pandemic, we experienced decreases in transaction volumes of varying degrees across our network, depending on the location, and have seen and expect to continue to see transaction volume declines in the second quarter of 2020. The majority of our revenues are variable and are transaction volume dependent. These transaction declines are expected to result in lower second quarter 2020 revenues compared to the same period in 2019 and may continue to impact our results in future periods during 2020 and beyond.
In response to COVID-19, we have also implemented cost reductions and have taken action to manage expenses, reduce capital spending plans and have suspended our opportunistic share repurchase program to optimize cash flow during the current environment. We continue to actively monitor the situation and may take further actions that could alter our business operations as may be required by national, federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners and shareholders. In spite of the transaction declines, which we expect may continue for several additional months during 2020, we anticipate generating positive free cash flows after considering our required capital expenditures. While we are unable to determine or predict the nature, duration or scope of the overall impact the COVID-19 pandemic will have on our business, we believe we have sufficient liquidity to manage our business operations through extended periods of transaction and revenue declines caused by the pandemic. See Part II, Item 1A - “Risk Factors” - “We are subject to business cycles, seasonality, and other outside factors such as extreme weather, natural disasters or health emergencies, including the recent outbreak of the coronavirus (“COVID-19”) pandemic that has adversely impacted our business, and that may in the future have a material adverse impact on our business.”
Other Recent Trends and Events
Withdrawal transaction and revenue trends - Our two largest markets are the U.S. and U.K., and on a combined basis, these markets represent nearly 80% of our revenues. Our U.S. same-store cash withdrawal transactions decreased approximately 0.3% during the three months ended March 31, 2020 when compared to same period in 2019. Our U.K. same-store cash withdrawal transactions decreased approximately 11% during the three months ended March 31, 2020 when compared to same period in 2019. In both cases, and in each of our other jurisdictions, same-store transaction results have been adversely impacted by the COVID-19 pandemic beginning in mid-March 2020.
Following the momentum we experienced in the latter part of 2019, we saw a strong start to the beginning of 2020. In the U.S., our same-store withdrawal transactions were up 6% through mid-March. The impact of COVID-19, and the subsequent shelter in place orders, began to impact transaction volumes starting in the second week of March, with same-store transaction volumes decreasing approximately 30-35% year-over-year. These transaction declines appear to have stabilized, and during the month of April, we have seen withdrawal transaction volumes improving, correlated with higher unemployment benefits and the government stimulus programs. U.S. same-store transaction volumes in the last two weeks in April were down approximately 20% year-over-year. In the U.K., during the last week of March through the first week of April, we saw same-store withdrawal transaction volumes decrease approximately 60-65% year-over-year, consistent with overall market volume. These withdrawal transaction declines also appear to have stabilized to a degree, with same-store, year-over-year decreases of approximately 55% experienced during the last three weeks of April. We expect these overall trends to continue to improve as governments begin to ease shelter in place restrictions.

Results of Operations
The following Consolidated Statements of Operations reflects each line as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three Months Ended March 31,
	2020		2019
	(In thousands, excluding percentages)
Revenues:
ATM operating revenues	$291,854	95.2%	$302,602	95.1%
ATM product sales and other revenues	14,748	4.8	15,668	4.9
Total revenues	306,602	100.0	318,270	100.0
Cost of revenues:
Cost of ATM operating revenues (1)	193,665	63.2	206,158	64.8
Cost of ATM product sales and other revenues	12,057	3.9	11,925	3.7
Total cost of revenues	205,722	67.1	218,083	68.5
Operating expenses:
Selling, general, and administrative expenses (2)	42,378	13.8	43,660	13.7
Restructuring expenses	1,209	0.4	—	—
Depreciation and accretion expense	32,211	10.5	32,973	10.4
Amortization of intangible assets	8,413	2.7	12,412	3.9
Loss on disposal and impairment of assets	921	0.3	968	0.3
Total operating expenses	85,132	27.8	90,013	28.3
Income from operations	15,748	5.1	10,174	3.2
Other expenses:
Interest expense, net	6,421	2.1	6,643	2.1
Amortization of deferred financing costs and note discount	3,486	1.1	3,292	1.0
Other expenses (income)	3,829	1.2	(7,207)	(2.3)
Total other expenses	13,736	4.5	2,728	0.9
Income before income taxes	2,012	0.7	7,446	2.3
Income tax (benefit) expense	(3,737)	(1.2)	3,129	1.0
Net income	5,749	1.9	4,317	1.4
Net loss attributable to noncontrolling interests	(6)	—	(2)	—
Net income attributable to controlling interests and available to common shareholders	$5,755	1.9%	$4,319	1.4%

(1)Excludes effects of depreciation, accretion, and amortization of intangible assets, $31.2 million and $37.0 million for the three months ended March 31, 2020 and 2019, respectively. See Item 1. Financial Statements, Note 1. General and Basis of Presentation – (c) Cost of ATM Operating Revenues Presentation. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues 10.2% and 11.6% for the three months ended March 31, 2020 and 2019, respectively.
(2)Includes share-based compensation expense of $4.6 million and $4.2 million for the three months ended March 31, 2020 and 2019, respectively.

Key Operating Metrics
The following tables reflect certain key measures that gauge our operating performance for the periods indicated:

	Three Months Ended March 31,
	2020	% Change	2019
Ending number of transacting ATMs:
North America	43,792	1.8%	43,018
Europe & Africa	23,586	(0.8)%	23,784
Australia & New Zealand	6,703	(13.8)%	7,779
Total Company-owned(1)	74,081	(0.7)%	74,581

North America	13,351	(6.5)%	14,273
Europe & Africa	228	2.2%	223
Total Merchant-owned	13,579	(6.3)%	14,496

Managed Services and Processing:
North America (2)	196,390	42.4%	137,936
Australia & New Zealand	1,687	2.9%	1,639
Ending number of transacting ATMs – Managed services and processing (1)	198,077	41.9%	139,575

Total ending number of transacting ATMs	285,737	25.0%	228,652
(1)Company-owned ATMs that are deployed under managed services agreements are classified under Managed Services and Processing.
(2)In May 2019, the Company completed the acquisition of ATM processing contracts to provide transaction processing services for approximately 62,000 ATMs.

The following table reflects certain key measures that gauge our operating performance for the periods indicated:

	Three Months Ended March 31,
	2020	% Change	2019
Average number of transacting ATMs:
North America	43,702	1.8%	42,934
Europe & Africa	23,778	0.1	23,755
Australia & New Zealand	6,809	(12.4)	7,771
Total Company-owned (1)	74,289	(0.2)	74,460

North America	13,480	(3.8)	14,018
Europe & Africa	231	2.7	225
Total Merchant-owned	13,711	(3.7)	14,243

Managed Services and Processing:
North America(2)	196,561	43.8	136,730
Australia & New Zealand	1,274	(27.2)	1,751
Average number of transacting ATMs – Managed services and processing	197,835	42.9	138,481

Total average number of transacting ATMs	285,835	25.8	227,184

Total transactions (in thousands):
ATM operations (3)	263,048	(13.6)	304,528
Managed services and processing, net	323,544	16.2	278,388
Total transactions	586,592	0.6	582,916

Total cash withdrawal transactions (in thousands):
ATM operations (3)	173,413	(13.6)	200,688

Per ATM per month amounts (excludes managed services and processing):
Cash withdrawal transactions (3)	657	(12.7)	753

ATM operating revenues (4)	$1,006	(4.1)	$1,049
Cost of ATM operating revenues (4) (5)	693	(5.3)	732
ATM adjusted operating gross profit (4) (5)	$313	(1.3)%	$317

ATM adjusted operating gross profit margin	31.1%		30.2%
(1)Company-owned ATMs that are deployed under managed services agreements are classified under Managed Services and Processing.
(2)In May 2019, the Company completed the acquisition of ATM processing contracts that will provide transaction processing services for approximately 62,000 ATMs. .
(3)Total transactions, total cash withdrawal transactions, and total transactions per ATM per month were adversely impacted by the transition of high-volume free-to-use ATMs in the U.K. to pay-to-use. As a result of this transition, the ratio of free-to-use ATMs to pay-to-use ATMs in the U.K. during the three months ended March 31, 2020 was lower than during the three months ended March 31, 2019.
(4)ATM operating revenues and Cost of ATM operating revenues relating to managed services, processing, ATM equipment sales, and other ATM-related services are not included in this calculation.
(5)Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is reported separately in the accompanying Consolidated Statements of Operations. For additional information, see Item 1. Financial Statements, Note 1. General and Basis of Presentation – (c) Cost of ATM Operating Revenues Presentation.

Revenues

	Three Months Ended March 31,
	2020	2019	% Change
	(In thousands, excluding percentages)
North America
ATM operating revenues	$193,241	$191,046	1.1%
ATM product sales and other revenues	12,756	13,202	(3.4)
North America total revenues	205,997	204,248	0.9
Europe & Africa
ATM operating revenues	79,958	88,678	(9.8)
ATM product sales and other revenues	1,942	2,247	(13.6)
Europe & Africa total revenues	81,900	90,925	(9.9)
Australia & New Zealand
ATM operating revenues	20,307	25,791	(21.3)
ATM product sales and other revenues	50	219	(77.2)
Australia & New Zealand total revenues	20,357	26,010	(21.7)

Eliminations	(1,652)	(2,913)	(43.3)

Total ATM operating revenues	291,854	302,602	(3.6)
Total ATM product sales and other revenues	14,748	15,668	(5.9)
Total revenues	$306,602	$318,270	(3.7)%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

ATM operating revenues. ATM operating revenues during the three months ended March 31, 2020, decreased $10.7 million, or 3.6%, compared to the same period of 2019. The decrease was in part due to foreign currency exchange rate movements impacting the results of our Europe & Africa and Australia & New Zealand segments. Absent the foreign currency exchange rate movements, ATM operating revenues would have decreased $7.2 million or 2.4% primarily as a result of lower transaction volumes related to the impacts caused by the COVID-19 pandemic. The decrease was partially offset by growth in bank-branding and surcharge-free network revenues and higher managed services and transaction processing revenues in North America.

The following table details, by segment, the changes in the various components of ATM operating revenues:

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$80,235	$85,110	$(4,875)	(5.7)%
Interchange revenues	31,610	34,379	(2,769)	(8.1)
Bank-branding and surcharge-free network revenues	53,768	45,873	7,895	17.2
Managed services and transaction processing revenues	27,628	25,684	1,944	7.6
North America total ATM operating revenues	193,241	191,046	2,195	1.1
Europe & Africa
Surcharge revenues	32,596	31,045	1,551	5.0
Interchange revenues	44,997	55,308	(10,311)	(18.6)
Bank-branding and surcharge-free network revenues	347	—	347	—
Managed services and processing revenues	2,018	2,325	(307)	(13.2)
Europe & Africa total ATM operating revenues	79,958	88,678	(8,720)	(9.8)
Australia & New Zealand
Surcharge revenues	15,945	20,668	(4,723)	(22.9)
Interchange revenues	873	1,303	(430)	(33.0)
Managed services and transaction processing revenues	3,489	3,820	(331)	(8.7)
Australia & New Zealand total ATM operating revenues	20,307	25,791	(5,484)	(21.3)
Eliminations	(1,652)	(2,913)	1,261	(43.3)
Total ATM operating revenues	$291,854	$302,602	$(10,748)	(3.6)%
North America. For the three months ended March 31, 2020, ATM operating revenues in our North America segment increased $2.2 million, or 1.1%, compared to the same period of 2019. This increase was attributable to growth in bank-branding and surcharge-free network revenues, and higher managed services and transaction processing revenues. The increase was partially offset by lower surcharge and interchange revenues resulting from fewer transactions due to the COVID-19 pandemic.
Europe & Africa. For the three months ended March 31, 2020, ATM operating revenues in our Europe & Africa segment decreased $8.7 million, or 9.8%, compared to the same period of 2019. Absent the foreign currency exchange rate movements, our ATM operating revenues would have decreased by $7.0 million, or 7.9%, primarily as a result of lower ATM operating revenues in the U.K. resulting from lower transaction volumes due to the COVID-19 impact and the removal of ATMs in response to the two 5% decreases in the LINK interchange rate in the U.K. that came into effect on July 1, 2018 and January 1, 2019. The decrease was partially offset by an increase in the number of transacting ATMs and the associated transaction activity in South Africa.
Australia & New Zealand. For the three months ended March 31, 2020, ATM operating revenues in our Australia & New Zealand segment decreased $5.5 million, or 21.3%, compared to the same period of 2019. Approximately $1.6 million, or 28%, of this decline was a result of foreign currency exchange rate movements with the remainder due to a reduction in the number of transacting ATMs and fewer transactions per ATM due to the impact of the COVID-19 pandemic.
ATM product sales and other revenues. For the three months ended March 31, 2020, ATM product sales and other revenues decreased 5.9% compared to the same period of 2019. The decrease was primarily related to lower equipment sales in the U.S. and lower ATM servicing fees in the U.S. and U.K.
For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures, below. In addition, see Factors Impacting Comparability Between Periods, below.

Cost of Revenues (exclusive of depreciation, accretion, and amortization of intangible assets)

	Three Months Ended March 31,
	2020	2019	% Change

North America
Cost of ATM operating revenues	$128,838	$127,150	1.3%
Cost of ATM product sales and other revenues	11,066	10,758	2.9
North America total cost of revenue	139,904	137,908	1.4
Europe & Africa
Cost of ATM operating revenues	51,790	62,553	(17.2)
Cost of ATM product sales and other revenues	844	856	(1.4)
Europe & Africa total cost of revenues	52,634	63,409	(17.0)
Australia & New Zealand
Cost of ATM operating revenues	14,128	19,050	(25.8)
Cost of ATM product sales and other revenues	147	311	(52.7)
Australia & New Zealand total cost of revenues	14,275	19,361	(26.3)
Corporate total cost of revenues	561	261	114.9

Eliminations	(1,652)	(2,856)	n/m

Cost of ATM operating revenues	193,665	206,158	(6.1)
Cost of ATM product sales and other revenues	12,057	11,925	1.1
Total cost of revenues	$205,722	$218,083	(5.7)%

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) during the three months ended March 31, 2020 decreased $12.5 million, or 6.1%, compared to the same period of 2019. Absent the foreign currency exchange rate movements, our Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) decreased $10.1 million, or 4.9%. This is generally consistent with the decline in revenues and the reduced cost of operations related to our restructuring activities.

The following table details, by segment, the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Three Months Ended March 31,
	2020	2019	Change	% Change
	(In thousands, excluding percentages)
North America
Merchant commissions	$60,811	$62,250	$(1,439)	(2.3)%
Vault cash rental	11,314	12,239	(925)	(7.6)
Other costs of cash	16,054	15,616	438	2.8
Repairs and maintenance	13,473	12,453	1,020	8.2
Communications	3,424	3,718	(294)	(7.9)
Transaction processing	1,731	1,410	321	22.8
Employee costs	8,730	7,702	1,028	13.3
Other expenses	13,301	11,762	1,539	13.1
North America total cost of ATM operating revenues	128,838	127,150	1,688	1.3
Europe & Africa
Merchant commissions	19,311	23,428	(4,117)	(17.6)
Vault cash rental	3,525	3,599	(74)	(2.1)
Other costs of cash	4,724	5,881	(1,157)	(19.7)
Repairs and maintenance	3,178	4,100	(922)	(22.5)
Communications	2,613	2,975	(362)	(12.2)
Transaction processing	3,945	5,452	(1,507)	(27.6)
Employee costs	9,217	10,990	(1,773)	(16.1)
Other expenses	5,277	6,128	(851)	(13.9)
Europe & Africa total cost of ATM operating revenues	51,790	62,553	(10,763)	(17.2)
Australia & New Zealand
Merchant commissions	7,512	10,242	(2,730)	(26.7)
Vault cash rental	1,306	2,029	(723)	(35.6)
Other costs of cash	1,240	1,784	(544)	(30.5)
Repairs and maintenance	1,659	1,988	(329)	(16.5)
Communications	418	752	(334)	(44.4)
Transaction processing	612	514	98	19.1
Employee costs	923	1,209	(286)	(23.7)
Other expenses	458	532	(74)	(13.9)
Australia & New Zealand total cost of ATM operating revenues	14,128	19,050	(4,922)	(25.8)
Corporate	561	261	300	114.9
Eliminations	(1,652)	(2,856)	1,204	n/m
Total cost of ATM operating revenues	$193,665	$206,158	$(12,493)	(6.1)%
North America. For the three months ended March 31, 2020, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our North America segment increased $1.7 million, or 1.3%, compared to the same period of 2019. The increase was primarily as a result of higher employee costs, higher repairs and maintenance costs and higher costs with the growth in bank branding revenues. The increase was partially offset by lower vault cash rental fees and lower merchant commissions as a result of lower transaction volumes.

Europe & Africa. For the three months ended March 31, 2020, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Europe & Africa segment decreased by $10.8 million, or 17.2%, compared to the same period of 2019. Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) decreased $9.7 million or 15.5%. This decline is directionally consistent with the decline in ATM operating revenue with reduced transaction volumes impacted by the COVID-19 pandemic and the reduced costs that resulted from the closure of certain cash management facilities as part of our restructuring activities.
Australia & New Zealand. For the three months ended March 31, 2020, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Australia & New Zealand segment decreased $4.9 million, or 25.8%, compared to the same period of 2019. Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) decreased $3.8 million or 20.0%. This decline is directionally consistent with the decline in ATM operating revenue with fewer ATMs and lower transaction volumes.
Cost of ATM product sales and other revenues. For the three months ended March 31, 2020, our cost of ATM product sales and other revenues increased 1.1% from the same period of 2019 due to the mix of products and services sold during the periods.
For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.
Selling, General, and Administrative Expenses

	Three Months Ended March 31,
	2020	2019	% Change
	(In thousands, excluding percentages)
Selling, general, and administrative expenses	$37,730	$39,437	(4.3)%
Share-based compensation expense	4,648	4,223	10.1
Total selling, general, and administrative expenses	$42,378	$43,660	(2.9)%

Percentage of total revenues:
Selling, general, and administrative expenses	12.3%	12.4%
Share-based compensation expense	1.5%	1.3%
Total selling, general, and administrative expenses	13.8%	13.7%
Selling, general, and administrative expenses (“SG&A expenses”), excluding share-based compensation expense. For the three months ended March 31, 2020, SG&A expenses, excluding share-based compensation expense, decreased $1.7 million, or 4.3%, compared to the same period of 2019. This decrease is primarily a result of lower employee compensation costs, driven by lower incentive compensation, and lower facilities related costs.
Share-based compensation expense. For the three months ended March 31, 2020, share-based compensation expense increased $0.4 million, compared to the same period of 2019. This increase is a result of the amount, timing and terms of share-based payment awards granted during the periods, net of estimated forfeitures. For additional information related to share-based compensation expense, see Item 1. Financial Statements, Note 4. Share-based Compensation.
Restructuring Expenses
During the three months ended March 31, 2020, we continued certain corporate reorganization and cost reduction initiatives that began in 2019. We incurred $1.2 million of pre-tax expenses related to this activity that primarily included facility closures, workforce reductions, professional fees and other related charges.
For additional information, see Item 1. Financial Statements, Note 1. General and Basis of Presentation – (d) Restructuring Expenses.

Depreciation and Accretion Expense

	Three Months Ended March 31,
	2020	2019	% Change
	(In thousands, excluding percentages)
Depreciation and accretion expense	$32,211	$32,973	(2.3)%

Percentage of total revenues	10.5%	10.4%
Depreciation and accretion expense. For the three months ended March 31, 2020, depreciation and accretion expense decreased $0.8 million, or 2.3%, compared to the same period of 2019. This decrease was primarily due to foreign currency movements.

Amortization of Intangible Assets

	Three Months Ended March 31,
	2020	2019	% Change
	(In thousands, excluding percentages)
Amortization of intangible assets	$8,413	$12,412	(32.2)%

Percentage of total revenues	2.7%	3.9%
Amortization of intangible assets. For the three months ended March 31, 2020, amortization of intangible assets decreased by $4.0 million, or 32.2% compared to the same period in 2019. This decrease was primarily due to the timing of the related intangible assets becoming fully amortized.
Loss on Disposal and Impairment of Assets

	Three Months Ended March 31,
	2020	2019	% Change
	(In thousands, excluding percentages)
Loss on disposal and impairment of assets	$921	$968	(4.9)%

Percentage of total revenues	0.3%	0.3%
Loss on disposal and impairment of assets. During the three months ended March 31, 2020, we recognized losses of approximately $0.9 million primarily related to the disposal of ATM assets in the normal course of business.
Interest Expense, net

	Three Months Ended March 31,
	2020	2019	% Change
	(In thousands, excluding percentages)
Interest expense, net	$6,421	$6,643	(3.3)%

Percentage of total revenues	2.1%	2.1%
Interest expense, net. For the three months ended March 31, 2020, interest expense, net, decreased $0.2 million, or 3.3%, respectively, compared to the same period of 2019. This decrease was attributable to a comparatively lower average outstanding debt balance and a comparatively lower weighted average interest rate under the Credit Agreement. For additional information related to our outstanding borrowings, see Item 1. Financial Statements, Note 9. Long-Term Debt.

Other expenses (income)
During the three months ended March 31, 2020, we recognized a gain of $4.1 million in Other expenses (income) to revise the estimated fair value of the acquisition related contingent consideration liability. This gain was entirely offset by foreign currency translation losses and other non-operating costs totaling $7.9 million. For additional information on the acquisition related contingent consideration, see Item 1. Financial Statements, Note 14. Fair Value Measurements.

Income Tax (Benefit) Expense

	Three Months Ended March 31,
	2020	2019	% Change
	(In thousands, excluding percentages)
Income tax expense	$(3,737)	$3,129	(219.4)%

Effective tax rate	(185.7)%	42.0%
Income tax expense. Our income tax benefit for the three months ended March 31, 2020, totaled $3.7 million, resulting in an effective tax rate of (185.7)%, compared to an expense of $3.1 million, and an effective tax rate of 42.0%, for the same period of 2019. The decrease in the tax expense for the three months ended March 31, 2020, compared to the same period of 2019, was primarily attributable to a non-recurring benefit in the current period from the carry back of net operating losses to prior tax years at the higher 35% U.S. tax rate, compared to the current tax rate of 21%, as a result of recent changes in U.S. tax law. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law in the U.S., which provided for an elective five-year carryback of net operating losses (NOLs) generated in taxable years beginning after December 31, 2017, and before January 1, 2021. As a result of this change in law and because the Company incurred net operating losses in 2018, the Company plans to carry back these losses to prior periods and expects to receive refunds of taxes paid at higher rates in earlier periods. Additionally, lower pretax profits in the current period compared to the prior year period contributed to the lower tax expense, partly offset by other factors.
Factors Impacting Comparability Between Periods
Foreign currency exchange rates. Our reported financial results are subject to fluctuations in foreign currency exchange rates. We estimate that the year-over-year fluctuation of the currencies in the markets in which we operate relative to the U.S. dollar caused our reported total revenues to be lower by approximately $3.7 million during the three months ended March 31, 2020.
Please see the Form 10-K for the year ended December 31, 2019, for discussion of developing trends and recent events with relevance to the business.

Long-Term Strategic Outlook
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
We will continue to expand our ATM footprint organically and launch new products and services that will allow us to further leverage our existing ATM network. We believe our network can serve as the digital to physical gateway for financial institutions, digital-based businesses and consumers that need a way to enable cash-based transactions. We see opportunities to expand our operations through the following efforts:

•expanding our relationships with leading financial institutions;
•working with financial technology companies with a primary focus on the retail consumer finance business (or “Fintechs”) and card issuers to further leverage our extensive ATM network;
•increasing transaction levels at our existing locations;
•broadening transaction types at our physical access points enabled by mobile technology;
•increasing the number of deployed ATMs with existing and new merchant relationships;
•developing and providing additional services at our existing ATMs;
•pursuing additional managed services opportunities; and
•pursuing opportunities to expand into new international markets over time.
For additional information related to each of our strategic points above, see Part I. Item 1. Business - Our Strategy in our 2019 Form 10-K.
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
Adjusted Net Income, Adjusted Net Income per Diluted Share, and Adjusted Tax Rate
Adjusted Net Income represents net income computed in accordance with U.S. GAAP, before amortization of intangible assets and deferred financing costs, gains or losses on disposal and impairment of assets, share-based compensation expense, certain other income and expense amounts, acquisition related expenses, certain non-operating expenses, and (if applicable in a particular period) certain costs not anticipated to occur in future periods (together, the “Adjustments”). The non-GAAP tax rate used to calculate Adjusted Net Income was approximately 23.6% for the three months ended March 31, 2020 and 24.2% for the three months ended March 31, 2019 respectively. The non-GAAP tax rates represent the GAAP tax rate for the period as adjusted by the estimated tax impact of the items adjusted from the measure. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by weighted average diluted shares outstanding.
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

	Three Months Ended March 31,
	2020	2019
Net income attributable to controlling interests and available to common shareholders	$5,755	$4,319
Adjustments:
Interest expense, net	6,421	6,643
Amortization of deferred financing costs and note discount	3,486	3,292
Income tax (benefit) expense	(3,737)	3,129
Depreciation and accretion expense	32,211	32,973
Amortization of intangible assets	8,413	12,412
EBITDA	52,549	62,768

Add back:
Loss on disposal and impairment of assets	921	968
Other expenses (income) (1)	3,829	(7,207)
Noncontrolling interests (2)	13	15
Share-based compensation expense	5,193	4,484
Restructuring expenses (3)	1,209	—
Adjusted EBITDA	63,714	61,028
Less:
Depreciation and accretion expense (4)	32,210	32,973
Interest expense, net	6,421	6,643
Adjusted pre-tax income	25,083	21,412
Income tax expense (5)	5,920	5,181
Adjusted Net Income	$19,163	$16,231

Adjusted Net Income per share – basic	$0.43	$0.35
Adjusted Net Income per share – diluted	$0.42	$0.35

Weighted average shares outstanding – basic	44,729,824	46,223,764
Weighted average shares outstanding – diluted	45,741,261	46,635,033
(1)Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition related contingent consideration, and other non-operating costs.
(2)Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of one of the Company's Mexican subsidiaries.
(3)For the three months ended March 31, 2020, our restructuring activities included costs incurred in conjunction with facility closures, workforce reductions, professional fees and other related charges.
(4)Amounts exclude a portion of the expenses incurred by one of the Company's Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.
(5)For the three month periods ended March 31, 2020 and 2019, the non-GAAP tax rates used to calculate Adjusted Net Income were 23.6% and 24.2%, respectively. This represents the Company’s GAAP tax rate as adjusted for the net tax effects related to the items excluded from Adjusted Net Income.

Reconciliation of U.S. GAAP Revenue to Constant-Currency Revenue
(in thousands, excluding percentages)

Consolidated revenue:	Three Months Ended March 31,
	2020			2019	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency

ATM operating revenues	$291,854	$3,570	$295,424	$302,602	(3.6)%	(2.4)%
ATM product sales and other revenues	14,748	135	14,883	15,668	(5.9)	(5.0)
Total revenues	$306,602	$3,705	$310,307	$318,270	(3.7)%	(2.5)%

North America revenue:	Three Months Ended March 31,
	2020			2019	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency

ATM operating revenues	$193,241	$235	$193,476	$191,046	1.1%	1.3%
ATM product sales and other revenues	12,756	59	12,815	13,202	(3.4)	(2.9)
Total revenues	$205,997	$294	$206,291	$204,248	0.9%	1.0%

Europe & Africa revenue:	Three Months Ended March 31,
	2020			2019	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency

ATM operating revenues	$79,958	$1,745	$81,703	$88,678	(9.8)%	(7.9)%
ATM product sales and other revenues	1,942	74	2,016	2,247	(13.6)	(10.3)
Total revenues	$81,900	$1,819	$83,719	$90,925	(9.9)%	(7.9)%

Australia & New Zealand revenue:	Three Months Ended March 31,
	2020			2019	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency

ATM operating revenues	$20,307	$1,591	$21,898	$25,791	(21.3)%	(15.1)%
ATM product sales and other revenues	50	2	52	219	(77.2)	(76.3)
Total revenues	$20,357	$1,593	$21,950	$26,010	(21.7)%	(15.6)%

Reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per diluted share on a Non-GAAP basis to Constant-Currency (in thousands, excluding percentages and per share amounts)

	Three Months Ended March 31,
	2020			2019	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency

Adjusted EBITDA	$63,714	$814	$64,528	$61,028	4.4%	5.7%
Adjusted Net Income	$19,163	$249	$19,412	$16,231	18.1%	19.6%
Adjusted Net Income per share – diluted (2)	$0.42	$—	$0.42	$0.35	20.0%	20.0%

(1) As reported on the Reconciliation of Net Income Attributable to Controlling Interests and Available to Common Shareholders to EBITDA, Adjusted EBITDA, and Adjusted Net Income above.
(2) Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by the weighted average diluted shares outstanding of 45,741,261 and 46,635,033 for the three months ended March 31, 2020
Reconciliation of Adjusted Free Cash Flow

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net cash provided by (used in) operating activities	$1,120	$(21,805)
Restricted cash settlement activity (1)	39,871	71,521
Adjusted net cash provided by operating activities	40,991	49,716
Net cash used in investing activities, excluding acquisitions (2)	(18,429)	(29,307)
Adjusted free cash flow	$22,562	$20,409

(1)Restricted cash settlement activity represents the change in our restricted cash excluding the portion of the change that is attributable to foreign exchange and disclosed as part of the effect of exchange rate changes on cash, cash equivalents, and restricted cash in the accompanying Consolidated Statements of Cash Flows. Restricted cash primarily consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers that are pledged for a particular use or restricted to support these obligations.
(2)Capital expenditure amounts include payments made for exclusive license agreements, site acquisition costs, and other assets. Additionally, capital expenditure amounts for one of our Mexican subsidiaries are reflected gross of any noncontrolling interest amounts.

Liquidity and Capital Resources
Overview
As of March 31, 2020, we had $613.7 million in cash and cash equivalents and $1,322.2 million of current and long-term debt. Our convertible Notes with a face value of $287.5 million are due December 2020 and are presented net of unamortized discount and capitalized debt issuance costs of $8.6 million in the Current portion of long-term debt line of the Company's Consolidated Balance Sheet as of March 31, 2020.
We have historically funded our business with cash flows from operations, borrowings under our revolving credit facility, and the issuance of debt and equity securities. We have generally used a portion of our cash flows to invest in additional ATMs, either through acquisitions or through organic growth. We have also used cash to pay interest and principal amounts outstanding under our borrowings. As we collect a sizable portion of our sales on a daily basis but generally pay our vendors on 30 day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we have historically utilized the excess available cash flow to reduce borrowings made under our revolving credit facility reported as long term debt and to fund capital expenditures. Accordingly, it is not uncommon for us to reflect a working capital deficit position in our Consolidated Balance Sheet.

To preserve our liquidity, as previously announced, we suspended our share buy back program. In anticipation of the maturity of our Convertible Notes due on December 1, 2020, as a precautionary measure given the economic uncertainty caused by the worldwide COVID-19 pandemic, in March 2020, we drew all of the borrowing capacity under our credit facility, resulting in our holding $613.7 million in cash as of March 31, 2020. In spite of recent decreases in transactions and revenues, along with expected further adverse impacts to our business caused by the pandemic, we believe we will be able to generate positive free cash flows (operating cash flows, adjusted for settlement activities, less capital expenditures) for the remainder of 2020. We believe that our cash on hand will be sufficient to meet our working capital requirements and contractual commitments for the next twelve months and we expect to fund our working capital needs with cash on hand and cash flows from our operations.

Operating Activities
Net cash provided by operating activities totaled $1.1 million during the three months ended March 31, 2020, compared to net cash used in operating activities of $21.8 million during the same period of 2019. Excluding changes in restricted cash during the periods due to the timing of settlements, our cash flows from operating activities were down $8.7 million. This decrease is primarily due to payments in the ordinary course of business and timing of payments relative to the same period of the prior year.
Investing Activities
Net cash used in investing activities totaled $18.4 million during the three months ended March 31, 2020, compared to net cash used in investing activities of $29.3 million during the same period of 2019. The change in net cash used in investing activities during the three months ended March 31, 2020 relative to the prior year was a result of lower capital expenditures in the ordinary course of business.
Financing Activities
Net cash provided by financing activities totaled $565.0 million during the three months ended March 31, 2020, compared to cash used in financing activities of $25.3 million during the same period of 2019. As discussed above, during the three months ended March 31, 2020, we borrowed $587.1 million under our revolving credit agreement in anticipation of the maturity of our Convertible Notes due on December 1, 2020 and for additional liquidity given the economic uncertainty caused by the worldwide COVID-19 pandemic. During the period, we also used $16.9 million to repurchase 505,699 Class A ordinary shares. We may from time to time seek to repurchase our outstanding debt and / or equity securities in privately negotiated transactions and / or otherwise. See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds below for additional detail on the Class A ordinary shares purchased and remaining authorization under our repurchase program.
For information related to our financing facilities, see Item 1. Financial Statements, Note 9. Long-Term Debt.

Critical Accounting Policies
Our consolidated financial statements included in this Form 10-Q have been prepared in accordance with U.S. GAAP, which requires management to make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, thus impacting our results of operations and financial position. For discussion of the critical accounting policies and estimates that are most important to the depiction of our financial condition and results of operations see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates and Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting Policies within the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Goodwill
Following the goodwill impairment recognized by the Company in 2019, the Canada reporting unit continues to be at risk of failing a quantitative impairment test. In 2019, the Canada reporting unit’s carrying value was impaired and reduced to fair value. The fair value of the Canada reporting unit continues to approximate its carrying value. Furthermore, as indicated in Part I. Item 1. Financial Statements – Note 7. Intangible Assets, we identified the impacts of the COVID-19 pandemic as an impairment indicator and performed an additional quantitative impairment test of the Canada reporting unit as of March 31, 2020. Based on this quantitative test, the fair value of the reporting unit marginally exceeded its carrying value, and no additional goodwill impairment was recognized. The Canada reporting unit's goodwill was approximately $95.6 million as of March 31, 2020. To the extent that we are unable to meet our forecasts in the future or to the extent that the impacts of the COVID-19 pandemic are protracted, further goodwill impairment charges are possible relative to the Company’s Canada reporting unit. Additionally, based on our qualitative assessment, the fair value of the Company’s other reporting units exceeded their carrying value; however, protracted impacts of the COVID-19 pandemic could result in goodwill impairment charges to those reporting units.
New Accounting Pronouncements
For information related to accounting pronouncements not yet adopted during 2020 see Item 1. Financial Statements, Note 2. New Accounting Pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2019 Form 10-K.
We are exposed to certain risks related to our ongoing business operations, including interest rate risk associated with our vault cash rental obligations and, to a lesser extent, borrowings under our revolving credit facility. The following quantitative and qualitative information is provided about financial instruments to which we were a party at March 31, 2020 and from which we may incur future gains or losses as a result of changes in market interest rates or foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
Interest Rate Risk
Vault cash rental expense. As our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates in the U.S., the U.K., Germany, and Spain. In Australia, the formula is based on the Bank Bill Swap Rates (“BBSY”), in South Africa, the rate is based on the South African Prime Lending rate and the Johannesburg Interbank Agreed Rate, in Canada, the rate is based on the Bank of Canada’s Bankers' Acceptance Rate and the Canadian Prime Rate, and in Mexico, the rate is based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”).
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
Outstanding Interest Rate Derivatives Associated with Vault Cash Rental Obligations
North America – Interest Rate Swap Contracts

Notional Amounts U.S. $	Weighted Average Fixed Rate	Term
(In millions)
$1,500	1.69%	April 1, 2020 – December 31, 2020
$1,200	1.46%	January 1, 2021 – December 31, 2021
$1,000	1.17%	January 1, 2022 – December 31, 2022
$600	0.98%	January 1, 2023 – December 31, 2024

Notional Amounts CAD $	Weighted Average Fixed Rate	Term
(In millions)
$125	2.46%	April 1, 2020 – December 31, 2021
North America - Interest Rate Cap Contracts

Notional Amounts U.S. $	Cap Rate (1)	Term
(In millions)
$200	3.25%	January 1, 2021 – December 31, 2023
(1) Maximum amount of interest to be paid each year as per terms of cap. Cost of cap is amortized through vault cash rental expense over term of cap.
Europe & Africa – Interest Rate Swap Contracts

Notional Amounts U.K. £	Weighted Average Fixed Rate	Term
(In millions)
£500	0.94%	April 1, 2020 – December 31, 2022
Australia & New Zealand – Interest Rate Swap Contracts

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$140	1.59%	April 1, 2020 – December 31, 2020
$40	0.71%	January 1, 2021 – December 31, 2021

Summary of Interest Rate Exposure on Average Outstanding Vault Cash
The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in North America based on our average outstanding vault cash balance and interest rate derivatives for the quarter ended March 31, 2020 and assuming a 100 basis point increase in interest rates (in millions):

North America
Average outstanding vault cash balance	$1,901
Interest rate swap contracts fixed notional amount	(1,393)
Residual unhedged outstanding vault cash balance	$508

Additional annual interest incurred on 100 basis point increase	$5.08
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
The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Europe & Africa based on our average outstanding vault cash balance for the quarter ended March 31, 2020 and assuming a 100 basis point increase in interest rates (in millions):

Europe & Africa
Average outstanding vault cash balance	$1,041
Interest rate swap contracts fixed notional amount	(640)
Residual unhedged outstanding vault cash balance	$401

Additional annual interest incurred on 100 basis point increase	$4.01
The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Australia based on our average outstanding vault cash balance for the quarter ended March 31, 2020 and assuming a 100 basis point increase in interest rates (in millions):

Australia
Average outstanding vault cash balance	$262
Interest rate swap contracts fixed notional amount	(92)
Residual unhedged outstanding vault cash balance	$170

Additional annual interest incurred on 100 basis point increase	$1.70
As of March 31, 2020, we had an asset of $2.6 million and a liability of $58.5 million recorded in the accompanying Consolidated Balance Sheets, which represented the fair value asset or liability, respectively, of the interest rate swap, cap and foreign currency forward contracts, as derivative instruments are required to be carried at fair value. The fair value estimate was calculated as the present value of amounts estimated to be received or paid to a marketplace participant in a selling transaction. These derivative contracts are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP). For each highly effective hedging relationship, the gain or loss on the derivative instrument is reported as a component of the Accumulated other comprehensive loss, net line in the accompanying Consolidated Balance Sheets. The gain or loss is reclassified into earnings in the Vault cash rental expense line in the accompanying Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings and has been forecasted into earnings.
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
Interest expense. Our interest expense is also sensitive to changes in interest rates as borrowings under our revolving credit facility accrue interest at floating rates. In September 2019, we entered into a second amended and restated credit agreement (the “Credit Agreement”) increasing the available borrowings under our revolving credit facility to $750 million. As of March 31, 2020, outstanding borrowings under our revolving credit facility, which carries a floating interest rate, were $746.6 million, the majority of which is denominated in U.S dollars and U.K. pounds sterling. To mitigate the interest rate risk associated with these borrowings, we entered into interest rate swap contracts to effectively fix the interest rate on a portion of the expected outstanding borrowings in the U.K. For information related to our financing facilities, see Item 1. Financial Statements, Note 9. Long-Term Debt.
Outstanding Interest Rate Derivatives Associated with Revolving Credit Facility Borrowings

Notional Amounts U.K. £	Weighted Average Fixed Rate	Term
(In millions)
£50	0.95%	April 1, 2020 – December 31, 2020
£100	0.64%	January 4, 2021 – December 31, 2021
Transition from LIBOR. We are currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates. Currently we have several debt and derivative instruments that reference LIBOR-based rates. The transition from LIBOR is expected to take place in 2021, and we will continue to assess the impact of this transition. For additional information related to the transition from LIBOR, see Part 1, Item 1A. Risk Factors - Changes in interest rates could increase our operating costs by increasing interest expense under our credit facilities and our vault cash rental costs - in our Annual Report on Form 10-K for the year ended December 31, 2019.
Foreign Currency Exchange Rate Risk
As a result of our operations in the U.K., Australia, Canada, Germany, South Africa, Mexico, Spain, Ireland, and New Zealand, we are exposed to market risk from changes in foreign currency exchange rates. The functional currencies of our international subsidiaries are their respective local currencies. The results of operations of our international subsidiaries are translated into U.S. dollars using average foreign currency exchange rates in effect during the periods in which those results are recorded and the assets and liabilities are translated using the foreign currency exchange rate in effect as of each balance sheet reporting date. These resulting translation adjustments to assets and liabilities have been reported in Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets. As of March 31, 2020, this accumulated translation loss totaled $78.8 million compared to $59.0 million as of December 31, 2019.
Our consolidated financial results were impacted by changes in foreign currency exchange rates during the three months ended March 31, 2020 compared to the prior year. Our total revenues during the three months ended March 31, 2020 would have been higher by approximately $3.7 million had the foreign currency exchange rates from the three months ended March 31, 2020 remained unchanged from the prior year. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, Euro, Mexican peso, Canadian dollar, Australian dollar, or South African rand, the effect upon our operating income would have been approximately $0.3 million for the three months ended March 31, 2020.
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

Item 4. Controls and Procedures
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
In conjunction with the evaluation described above, there have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The disclosure responsive to this Item related to our material pending legal and regulatory proceedings and settlements, is incorporated by reference herein from Part I. Financial Information, Item 1. Financial Statements, Note 15. Commitments and Contingencies – Legal Matters.
Item 1A. Risk Factors
You should carefully consider the risks discussed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) and other information included and incorporated by reference in this report. These risks could materially affect our business, financial condition, or future results. There have been no material changes in our assessment of our risk factors from those set forth in our 2019 Form 10-K, except with respect to the risk factor described below.
We are subject to business cycles, seasonality, and other outside factors such as extreme weather, natural disasters or health emergencies, including the recent outbreak of the coronavirus (“COVID-19”) pandemic that has adversely impacted our business, and that may in the future have a material adverse impact on our business.
Many of our ATMs are located in convenience stores, gas stations, malls, grocery stores, drug stores, airports, train stations, and other large retailers and are utilized by consumers that frequent them. As such, transaction volumes at our ATMs located in regions affected by strong winter weather patterns typically experience declines in volume during those months as a result of decreases in the amount of consumer traffic through such locations. With the majority of our ATMs located in the northern hemisphere, we expect to see slightly higher transactions in the warmer summer months from May through August, which are also aided by increased vacation and holiday travel. As a result of these seasonal variations, our quarterly operating results may fluctuate and could lead to volatility in the price of our shares. In addition, if a recessionary economic environment were to reduce traffic at our ATM locations, this could impact the level of transactions taking place on our networks and at our ATMs.
Natural or man-made disasters (including, hurricanes, flooding, tornadoes, fires, or acts of war or terror), uncharacteristic or significant weather conditions or real or potential health emergencies such as the widespread outbreak of contagious diseases, such as the COVID-19 could hinder travel, result in travel bans, government restrictions or quarantines. Any of these events could restrict or reduce traffic at our ATM locations, reduce the use or demand for cash or decrease demand for our services. In addition, any catastrophic events or significant business interruptions could reduce or impair our ability and that of our employees, to provide services and conduct operations and this may occur in a manner that cannot be mitigated by our disaster and business continuity planning or cause losses, which are not recoverable under our insurance policies. The impact of such events may have a range of lingering impacts on us, our employees, customers, our suppliers and the overall economy, adversely affecting our operations, financial condition, results of operations, cash flows and share price even after the initial incident resolves.
On March 11, 2020, the World Health Organization declared Coronavirus (or “COVID-19”) a global pandemic. In response, the national and local governments in which we operate have implemented various restrictions, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions, quarantines and limitations on business operations.
These events and the prevalence of the disease have adversely impacted the macroeconomic environment, consumer confidence, unemployment and other economic indicators that contribute to consumer spending behavior and demand for our services, as well as the Company and its employees, customers and suppliers. These events have also reduced foot traffic at our ATM locations and the usage of our ATMs across the regions in which we operate, resulting in fluctuations in our operating results, volatility in the price of our shares, reduction in transaction volumes and revenues associated with those volumes beginning at the end of March 2020. We expect that these impacts will continue through the second quarter of 2020, and may continue to impact our results in future periods during 2020 and beyond. We have implemented cost reductions and have taken action to manage expenses, reduce capital spending plans and have suspended our opportunistic share repurchase program to optimize cash flow during the current environment. We have also implemented business continuity plans, with most of our employees working from home since March 16, 2020 without issue. Certain of our employees continue to perform cash delivery, maintenance and other technical services on site and at certain of our office and warehouse locations to ensure the continued operations of our ATMs, and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, partners and customers. For more information, see “Management’s Discussion and Analysis of Financial Conditions and Results Operations.”

The situation surrounding COVID-19 remains fluid and the potential for a material adverse impact on the Company’s results of operations, financial condition, and liquidity increases the longer the virus impacts activity levels globally. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. The extent to which the COVID-19 pandemic may impact the Company’s business, operating results, financial condition, or liquidity will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our purchases of Class A ordinary shares during the three months ended March 31, 2020. All of the shares repurchased were canceled.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
March 1, 2020 - March 31, 2020	505,699	$33.19	505,699	$33,215,850
Total	505,699	$33.19	505,699

(1) On November 21, 2019, the Company announced a stock repurchase program, under which it was authorized to repurchase up to $50 million of its Class A ordinary shares through December 31, 2020. The Company repurchased 505,699 shares for approximately $16.8 million during the three months ended March 31, 2020.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Description
10.1*	Form equity award agreement (options)
10.2*	Form equity award agreement (time based)
10.3*	Form equity award agreement (performance based)
10.6*	Form equity award agreement (market based)
10.7*	Form equity award agreement (special)
10.8*	Form equity award agreement (non-employee director)
31.1*	Certification of the Chief Executive Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics plc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith.
** Furnished herewith.
Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDTRONICS PLC

May 8, 2020	/s/ Gary W. Ferrera
Gary W. Ferrera
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

May 8, 2020	/s/ Paul A. Gullo
Paul A. Gullo
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)