Form 10-Q
period 2020-06-30
Cardtronics plc
filed 2020-08-06
CIK 1671013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding as of August 4, 2020: 44,476,906 Ordinary shares, nominal value $0.01 per share.

CARDTRONICS PLC
When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics,” we are describing Cardtronics plc and/or our subsidiaries unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CARDTRONICS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$211,292	$30,115
Accounts and notes receivable	86,870	101,046
Less: Allowance for credit losses	(7,988)	(5,251)
Accounts and notes receivable, net	78,882	95,795
Inventory, net	10,869	10,618
Restricted Cash	84,372	87,354
Prepaid expenses, deferred costs, and other current assets	85,960	84,639
Total current assets	471,375	308,521
Property and equipment, net of accumulated depreciation of $556,956 and $525,933 as of June 30, 2020 and December 31, 2019, respectively	415,734	461,277
Operating lease assets	61,544	76,548
Intangible assets, net	93,952	113,925
Goodwill	729,740	752,592
Deferred tax asset, net	15,585	13,159
Prepaid expenses, deferred costs, and other noncurrent assets	21,509	37,936
Total assets	$1,809,439	$1,763,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$118,383	$—
Current portion of other long-term liabilities	61,923	53,144
Accounts payable	44,972	46,478
Accrued liabilities	298,635	334,762
Total current liabilities	523,913	434,384
Long-term liabilities:
Long-term debt	774,713	739,475
Asset retirement obligations	52,794	55,494
Deferred tax liability, net	40,596	46,878
Operating lease liabilities	58,414	69,531
Other long-term liabilities	50,920	37,870
Total liabilities	1,501,350	1,383,632

Commitments and contingencies (See Note 15)

Shareholders' equity:
Ordinary shares, $0.01 nominal value; 44,476,906 and 44,676,132 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	445	447
Additional paid-in capital	332,157	332,109
Accumulated other comprehensive loss, net	(138,827)	(77,887)
Retained earnings	114,384	125,763
Total parent shareholders' equity	308,159	380,432
Noncontrolling interests	(70)	(106)
Total shareholders’ equity	308,089	380,326
Total liabilities and shareholders’ equity	$1,809,439	$1,763,958
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
ATM operating revenues	$222,824	$323,081	$514,678	$625,683
ATM product sales and other revenues	10,368	17,740	25,116	33,408
Total revenues	233,192	340,821	539,794	659,091
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below. See Note 1(c))	151,084	208,081	344,749	414,239
Cost of ATM product sales and other revenues	7,623	14,301	19,680	26,226
Total cost of revenues	158,707	222,382	364,429	440,465
Operating expenses:
Selling, general, and administrative expenses	32,858	41,995	75,236	85,655
Restructuring expenses	3,340	3,463	4,549	3,463
Depreciation and accretion expense	32,072	33,205	64,283	66,178
Amortization of intangible assets	8,849	12,591	17,262	25,003
Loss on disposal and impairment of assets	112	1,496	1,033	2,464
Total operating expenses	77,231	92,750	162,363	182,763
(Loss) income from operations	(2,746)	25,689	13,002	35,863
Other expenses (income):
Interest expense, net	8,809	6,871	15,230	13,514
Amortization of deferred financing costs and note discount	4,399	3,330	7,885	6,622
Loss on extinguishment of convertible notes	3,018	—	3,018	—
Other (income) expenses	(6,364)	1,456	(2,535)	(5,751)
Total other expenses	9,862	11,657	23,598	14,385
(Loss) income before income taxes	(12,608)	14,032	(10,596)	21,478
Income tax (benefit) expense	(10,687)	3,565	(14,424)	6,694
Net (loss) income	(1,921)	10,467	3,828	14,784
Net income (loss) attributable to noncontrolling interests	1	(4)	(5)	(6)
Net (loss) income attributable to controlling interests and available to common shareholders	$(1,922)	$10,471	$3,833	$14,790

Net (loss) income per common share – basic	$(0.04)	$0.23	$0.09	$0.32
Net (loss) income per common share – diluted	$(0.04)	$0.22	$0.08	$0.32

Weighted average shares outstanding – basic	44,465,183	46,180,161	44,597,504	46,201,842
Weighted average shares outstanding – diluted	44,465,183	46,601,488	45,441,787	46,620,147
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(1,921)	$10,467	$3,828	$14,784
Unrealized loss on interest rate swap contracts, net of deferred income tax benefits of $925 and $4,082 for the three months ended June 30, 2020 and 2019, respectively, and $13,027 and $7,277 for the six months ended June 30, 2020 and 2019, respectively.	(3,240)	(13,606)	(43,082)	(26,309)
Foreign currency translation adjustments, net of deferred income tax expense of $437 and benefit of $162 for the three months ended June 30, 2020 and 2019, respectively, and benefits of $123 and $242 for the six months ended June 30, 2020 and 2019, respectively.	1,762	4,274	(17,858)	9,376
Other comprehensive loss	(1,478)	(9,332)	(60,940)	(16,933)
Total comprehensive (loss) income	(3,399)	1,135	(57,112)	(2,149)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	(5)	36	(5)
Comprehensive (loss) income attributable to controlling interests	$(3,400)	$1,140	$(57,148)	$(2,144)
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2020
	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balance as of March 31, 2020	44,456	$445	$328,528	$(137,349)	$116,306	$(71)	$307,859
Issuance of common shares for share-based compensation, net of forfeitures	21	—	20	—	—	—	20
Share-based compensation expense	—	—	5,029	—	—	—	5,029
Tax payments related to share-based compensation	—	—	(237)	—	—	—	(237)
Repurchase of common shares	—	—	—	—	—	—	—
Settlement of note hedge and warrants associated with the convertible senior notes			(1,183)				(1,183)
Unrealized loss on interest rate swap and foreign currency forward contracts, net of deferred income tax benefit of $925	—	—	—	(3,240)		—	(3,240)
Net loss attributable to controlling interests	—	—	—	—	(1,922)	—	(1,922)
Net income attributable to noncontrolling interests	—	—	—	—	—	1	1
Foreign currency translation adjustments, net of deferred income tax expense of $437	—	—	—	1,762	—	—	1,762
Balance as of June 30, 2020	44,477	$445	$332,157	$(138,827)	$114,384	$(70)	$308,089

	Three Months Ended June 30, 2019
	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balance as of March 31, 2019	46,308	$463	$329,712	$(74,478)	$120,229	$(97)	$375,829
Issuance of common shares for share-based compensation, net of forfeitures	15	—	—	—	—	—	—
Share-based compensation expense	—	—	5,250	—	—	—	5,250
Tax payments related to share-based compensation	—	—	(241)	—	—	—	(241)
Repurchase of common shares	(678)	(7)	(4,590)	—	(15,503)	—	(20,100)
Unrealized loss on interest rate swap and foreign currency forward contracts, net of deferred income tax benefit of $4,082	—	—	—	(13,606)	—	—	(13,606)
Net income attributable to controlling interests	—	—	—	—	10,471	—	10,471
Net loss attributable to noncontrolling interests	—	—	—	—	—	(4)	(4)
Foreign currency translation adjustments, net of deferred income tax benefit of $162	—	—	—	4,274	—	—	4,274
Balance as of June 30, 2019	45,645	$456	$330,131	$(83,810)	$115,197	$(101)	$361,873

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2020
	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2019	44,676	$447	$332,109	$(77,887)	$125,763	$(106)	$380,326
Cumulative effect of change in accounting principle	—	—	—	—	(1,871)	—	(1,871)
Issuance of common shares for share-based compensation, net of forfeitures	307	3	290	—	—	—	293
Share-based compensation expense	—	—	10,222	—	—	—	10,222
Tax payments related to share-based compensation	—	—	(5,751)	—	—	—	(5,751)
Repurchase of common shares	(506)	(5)	(3,530)	—	(13,338)	—	(16,873)
Settlement of note hedge and warrants associated with the convertible senior notes	—	—	(1,183)	—	—	—	(1,183)
Unrealized loss on interest rate swap and foreign currency forward contracts, net of deferred income tax benefit of $13,027	—	—	—	(43,082)		—	(43,082)
Net income attributable to controlling interests	—	—	—	—	3,833	—	3,833
Net loss attributable to noncontrolling interests	—	—	—	—	—	(5)	(5)
Foreign currency translation adjustments, net of deferred income tax benefit of $123	—	—	—	(17,858)	(3)	41	(17,820)
Balance as of June 30, 2020	44,477	$445	$332,157	$(138,827)	$114,384	$(70)	$308,089

	Six Months Ended June 30, 2019
	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2018	46,134	$461	$327,009	$(66,877)	$116,276	$(97)	$376,772
Cumulative effect of change in accounting principle	—	—	—	366	(366)	—	—
Issuance of common shares for share-based compensation, net of forfeitures	189	2	—	—	—	—	2
Share-based compensation expense	—	—	9,734	—	—	—	9,734
Tax payments related to share-based compensation	—	—	(2,022)	—	—	—	(2,022)
Repurchase of common shares	(678)	(7)	(4,590)	—	(15,503)	—	(20,100)
Unrealized loss on interest rate swap and foreign currency forward contracts, net of deferred income tax benefit of $7,277	—	—	—	(26,675)	—	—	(26,675)
Net income attributable to controlling interests	—	—	—	—	14,790	—	14,790
Net loss attributable to noncontrolling interests	—	—	—	—	—	(6)	(6)
Foreign currency translation adjustments, net of deferred income tax benefit of $242	—	—	—	9,376	—	2	9,378
Balance as of June 30, 2019	45,645	$456	$330,131	$(83,810)	$115,197	$(101)	$361,873
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$3,828	$14,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	81,545	91,181
Amortization of deferred financing costs and note discount	7,885	6,622
Share-based compensation expense	10,222	9,734
Deferred income tax expense	4,395	759
Loss on disposal and impairment of assets	1,033	2,464
Other reserves and non-cash items	3,710	(5,258)
Changes in assets and liabilities:
Decrease (increase) in accounts and notes receivable, net	11,922	(10,617)
Increase in prepaid expenses, deferred costs, and other current assets	(7,082)	(10,018)
Increase in inventory, net	(382)	(790)
Decrease in other assets	7,127	3,595
Increase (decrease) in accounts payable	770	(5,500)
Decrease in restricted cash liabilities	(745)	(70,354)
(Decrease) increase in accrued liabilities	(32,027)	32,008
Decrease in other liabilities	(2,350)	(3,380)
Net cash provided by operating activities	89,851	55,230

Cash flows from investing activities:
Additions to property and equipment	(29,804)	(55,053)
Acquisitions, net of cash acquired	—	(9,100)
Net cash used in investing activities	(29,804)	(64,153)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	747,003	290,510
Repayments of borrowings under revolving credit facility	(907,140)	(336,322)
Proceeds from issuance of term loan facility	500,000	—
Debt issuance, modification, and redemption costs	(18,244)	—
Repurchase of convertible notes	(171,173)	—
Tax payments related to share-based compensation	(5,751)	(2,022)
Proceeds from exercises of stock options	293	2
Repurchase of common shares	(16,873)	(20,100)
Payment of contingent consideration	(5,179)	—
Net cash provided by (used in) financing activities	122,936	(67,932)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,788)	1,371
Net increase (decrease) in cash, cash equivalents, and restricted cash	178,195	(75,484)

Cash, cash equivalents, and restricted cash as of beginning of period	117,469	195,410
Cash, cash equivalents, and restricted cash as of end of period	$295,664	$119,926

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,154	$12,085
Cash paid for income taxes	$2,450	$2,950
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) General and Basis of Presentation
(a) General
Cardtronics plc, together with its wholly and majority-owned subsidiaries (collectively, the “Company”), provides convenient automated financial related services to consumers through its global network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). The Company is the world’s largest ATM owner/operator, providing services to over 285,000 ATMs globally, approximately 25% of which are Company-owned.
During the three months ended June 30, 2020, approximately 74% of the Company’s revenues were derived from operations in North America (including its ATM operations in the United States ("U.S."), Canada, and Mexico), approximately 21% of the Company’s revenues were derived from operations in Europe and Africa (including its ATM operations in the United Kingdom ("U.K."), Ireland, Germany, Spain, and South Africa), and approximately 5% of the Company’s revenues were derived from the Company’s operations in Australia and New Zealand. The Company also provides processing only services or various forms of managed services solutions to approximately 198,000 ATMs. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on Cardtronics to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.
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
In addition to its retail merchant relationships, the Company also partners with leading financial institutions to brand selected ATMs within its network. These financial institutions include, but are not limited to, BBVA Compass Bancshares, Inc., Citibank, N.A., Citizens Financial Group, Inc., Cullen/Frost Bankers, Inc., Discover Bank, PNC Bank, N.A., Santander Bank, N.A., TD Bank, N.A., United Services Automobile Association, and US Bank Corp in the U.S.; BMO Bank of Montreal, the Bank of Nova Scotia, Canadian Imperial Bank Commerce, and TD Bank in Canada; the Bank of Queensland Limited and HSBC Holdings plc in Australia; and Capitec Bank, Mercantile Bank, and Old Mutual in South Africa. In Mexico, the Company partners with Scotiabank and Banco Multiva by putting their brands on our ATMs in exchange for certain services provided by them. As of June 30, 2020, approximately 25,000 of the Company’s ATMs were under contract with approximately 500 financial institutions to place their logos on the ATMs and to provide convenient surcharge-free access for their banking customers. The Company also provides managed services offerings for financial institutions, which generally include full outsourcing of a portion or all of the financial institution's ATMs.
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

The Company’s revenues are generally recurring in nature and historically have been derived primarily from convenience transaction fees, which are paid by cardholders, as well as other transaction-based fees, including interchange fees, which are paid by the cardholder’s financial institution for the use of the ATMs serving their customers and connectivity to the applicable EFT network that transmits data between the ATM and the cardholder’s financial institution. Other revenue sources include: (i) fees from financial institutions that participate in Allpoint, (ii) fees for bank-branding ATMs and providing financial institution cardholders with surcharge-free access, (iii) revenues earned by providing managed services (including transaction processing services) solutions to retailers and financial institutions, (iv) fees earned from foreign currency exchange transactions at the ATM, known as dynamic currency conversion, and (v) revenues from the sale of ATMs, ATM-related equipment and other ancillary services.
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
All normal recurring adjustments necessary for a fair presentation of the Company’s interim and prior period results have been made. The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of results of operations that may be expected for any other interim period or for the full fiscal year.
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
(c) Cost of ATM Operating Revenues Presentation
The Company presents the Cost of ATM operating revenues in the Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization of intangible assets related to ATMs and ATM-related assets.
The following table reflects the amounts excluded from the Cost of ATM operating revenues line in the Consolidated Statements of Operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$23,999	$25,384	$46,780	$49,991
Amortization of intangible assets	8,849	12,591	17,262	25,003
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues	$32,848	$37,975	$64,042	$74,994

(d) Restructuring Expenses
During the three and six months ended June 30, 2020, the Company continued certain corporate reorganization and cost reduction initiatives that began in 2019. In addition, the Company implemented additional cost reduction measures during the three months ended June 30, 2020, partly in response to the impacts of the COVID-19 pandemic (the "Pandemic"). In the three and six months ended June 30, 2020, the Company incurred $3.3 million and $4.5 million, respectively, of pre-tax expenses related to these activities that primarily included facility closures, workforce reductions and other related charges.

The following table reflects the amounts recorded in the Restructuring expenses line in the Consolidated Statements of Operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Europe & Africa	$2,077	$400	$3,077	$400
North America	1,205	213	1,205	213
Corporate	58	2,850	267	2,850
Total	$3,340	$3,463	$4,549	$3,463

The costs incurred in Europe & Africa for the three and six months ended June 30, 2020 and 2019 included facility related costs consisting of non-cash asset write-offs and accelerated lease expenses as well as amounts pertaining to workforce reductions. The costs incurred in North America for the three and six months ended June 30, 2020 and 2019 primarily related to workforce reductions. The costs incurred in Corporate for the three and six months ended June 30, 2020 and 2019 primarily consisted of professional fees. The restructuring liability balances as of June 30, 2020 and 2019 were $0.8 million and $1.0 million, respectively. The restructuring liability balance as of December 31, 2019 was $1.0 million.
(e) Cash, Cash Equivalents, and Restricted Cash
For purposes of reporting financial condition, cash and cash equivalents include cash in bank and short-term deposit accounts. Additionally, the Company maintains cash on deposit with banks that is pledged for a particular use or restricted to support a liability. Current restricted cash primarily consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. Restricted cash in current assets is offset by a corresponding liability balance in the Accrued liabilities line in the Consolidated Balance Sheets. The changes in the settlement liabilities corresponding to the changes in the balance of restricted cash during the six months ended June 30, 2020 and 2019 are presented in the Statements of Cash Flows within the Increase (decrease) in restricted cash liabilities line.
The following table provides a reconciliation of the ending cash, cash equivalents, and restricted cash balances as of June 30, 2020 and 2019, corresponding with the balances in the Consolidated Statements of Cash Flows.

	June 30,
	2020	2019
	(In thousands)
Cash and cash equivalents	$211,292	$33,495
Restricted cash	84,372	86,431
Total cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows	$295,664	$119,926

(f) Inventory
The Company’s inventory is determined using the average cost method. The Company periodically assesses its inventory, and as necessary, adjusts the carrying values to the lower of cost or net realizable value.
The following table reflects the Company’s primary inventory components:

	June 30, 2020	December 31, 2019
	(In thousands)
ATMs	$2,109	$3,330
ATM spare parts and supplies	9,073	7,673
Total inventory	11,182	11,003
Less: Inventory reserves	(313)	(385)
Inventory, net	$10,869	$10,618
(g) Accounts and Notes Receivable-Credit Losses
During the six months ended June 30, 2020, the Company recognized additional estimated credit losses of approximately $0.9 million that were recognized during the three months ended March 31, 2020. As of June 30, 2020, 83% of the Accounts and Notes Receivable balance was current and not yet due and the Company held an allowance for estimated credit losses of $8.0 million.

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

	December 31, 2019	ASC 326 Adoption	January 1, 2020
	As Reported		As Adjusted
	(In thousands)
Accounts and Notes Receivable	$101,046	$—	$101,046
Allowance for credit losses	(5,251)	(2,337)	(7,588)
Accounts and Notes Receivable, net	$95,795	$(2,337)	$93,458

Deferred tax asset, net	$13,159	$466	$13,625
Retained earnings	$125,763	$(1,871)	$123,892

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

Accounting Pronouncements Issued But Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The optional expedients were available to be used upon issuance of this guidance but we have not yet applied the guidance because we have also not yet modified any of our existing contracts in reference to the rate reform. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” The new standard simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes, performing intra-period allocations and calculating income taxes in interim periods. The new standard also adds guidance intended to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.
(3) Revenue Recognition
Disaggregated Revenues
The following tables detail the revenues of the Company’s reportable segments disaggregated by financial statement line and component:

	Three Months Ended June 30, 2020
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated
Surcharge revenues	$63,004	$17,472	$8,343	$—	$88,819
Interchange revenues	27,785	28,366	594	—	56,745
Bank-branding and surcharge-free network revenues	52,474	358	—	—	52,832
Managed services and processing revenues	21,794	892	3,156	(1,414)	24,428
Total ATM operating revenues	165,057	47,088	12,093	(1,414)	222,824

ATM product sales and other revenues	8,982	1,304	82	—	10,368
Total revenues	$174,039	$48,392	$12,175	$(1,414)	$233,192

	Three Months Ended June 30, 2019
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated
Surcharge revenues	$88,234	$44,427	$19,776	$—	$152,437
Interchange revenues	34,286	54,423	1,198	—	89,907
Bank-branding and surcharge-free network revenues	48,538	483	—	—	49,021
Managed services and processing revenues	28,478	2,168	3,752	(2,682)	31,716
Total ATM operating revenues	199,536	101,501	24,726	(2,682)	323,081

ATM product sales and other revenues	15,679	1,969	92	—	17,740
Total revenues	$215,215	$103,470	$24,818	$(2,682)	$340,821

	Six Months Ended June 30, 2020
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated
Surcharge revenues	$143,239	$50,068	$24,288	$—	$217,595
Interchange revenues	59,395	73,363	1,467	—	134,225
Bank-branding and surcharge-free network revenues	106,242	705	—	—	106,947
Managed services and processing revenues	49,422	2,910	6,645	(3,066)	55,911
Total ATM operating revenues	358,298	127,046	32,400	(3,066)	514,678

ATM product sales and other revenues	21,738	3,246	132	—	25,116
Total revenues	$380,036	$130,292	$32,532	$(3,066)	$539,794

	Six Months Ended June 30, 2019
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated
Surcharge revenues	$173,344	$75,472	$40,444	$—	$289,260
Interchange revenues	68,665	109,731	2,501	—	180,897
Bank-branding and surcharge-free network revenues	94,411	483	—	—	94,894
Managed services and processing revenues	54,162	4,493	7,572	(5,595)	60,632
Total ATM operating revenues	390,582	190,179	50,517	(5,595)	625,683

ATM product sales and other revenues	28,881	4,216	311	—	33,408
Total revenues	$419,463	$194,395	$50,828	$(5,595)	$659,091
Revenue is recognized when obligations under the terms of a contract with a customer are satisfied. Revenue is recorded in ATM operating revenues and ATM product sales and other revenues line items in the Consolidated Statements of Operations.
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
ATM operating revenues. The Company presents revenues from automated consumer financial services, bank-branding and surcharge-free network offerings, managed services and other services in the ATM operating revenues line in the Consolidated Statements of Operations. The Company’s ATM operating revenues consist of the following:

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
•Bank-branding and surcharge-free network revenues. Under a bank-branding arrangement, ATMs that are Company-owned and operated are branded with the logo of the branding financial institution. In exchange for a fee paid by the financial institution, the financial institution’s customers gain access to use these bank-branded ATMs without paying a surcharge fee. Under the Company’s Allpoint surcharge-free network, financial institutions that participate pay a fixed monthly fee per cardholder and/or a fixed fee per transaction so that cardholders gain surcharge-free access to the Company's large network of ATMs. Bank-branding and surcharge-free network revenues are generally recognized monthly on a per ATM or per cardholder basis. Similarly, transaction-based fee arrangements are recognized daily or monthly as they occur. Any up-front fees associated with these arrangements are recognized ratably over the life of the arrangement.
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
The Company’s bank-branding, surcharge-free network and managed services arrangements result in the Company providing a series of distinct services that have similar patterns of transfer to the customer. As a result, these arrangements create performance obligations that are satisfied over-time (generally 3-5 years) for which the Company has a right to consideration that corresponds directly with the value of the Company’s performance completed to date. In conjunction with these arrangements, the Company recognizes revenue in the amount that it has a right to receive. Variable consideration may exist in these arrangements and is recognized only to the extent a significant reversal is not probable.
ATM product sales and other revenues. The Company presents revenues from other product sales and services in the ATM product sales and other revenues line in the Consolidated Statements of Operations. The Company earns revenues from the sale of ATMs and ATM-related equipment as well as the delivery of other non-transaction-based services. Revenues related to these activities are recognized when ownership of the equipment is transferred to the customer and the Company has completed all required installation and set-up procedures. With respect to the sale of ATMs to Value-Added-Resellers (“VARs”), the Company recognizes revenues related to such sales when ownership of the equipment is transferred to the VAR.

Due to the transactional nature of the Company’s revenue, there are no significant judgments that affect the determination of the amount and timing of its revenues.
Contract Balances
As of June 30, 2020, the Company has recognized no significant contract assets. Contract liabilities totaled $8.2 million and $9.0 million at June 30, 2020 and December 31, 2019, respectively. These amounts represent deferred revenues for advance consideration received primarily in relation to bank-branding and surcharge-free network arrangements. The revenue recognized during the three and six months ended June 30, 2020 and 2019 on previously deferred revenues was not significant. The Company expects to recognize the revenue associated with its contract liabilities ratably over various periods extending over the next 36 months. During the three and six months ended June 30, 2020, the Company did not recognize any significant impairment losses related to its contract assets.
Contract Acquisition Cost
The Company expects that the incremental commissions paid to sales personnel, together with other associated costs, are recoverable, and therefore, the Company capitalizes these amounts as deferred contract acquisition costs. Deferred contract acquisition costs totaled $6.8 million and $7.5 million at June 30, 2020 and December 31, 2019, respectively. Sales commissions capitalized are generally amortized over a 4-5 year period corresponding with the related agreements. Similarly, the costs incurred to fulfill a contract, primarily consisting of prepaid merchant commissions and other consideration paid or provided to merchant partners, are capitalized and recognized over the duration of the related contract. The Company does not capitalize the costs of obtaining a contract if the associated contract is one year or less.
(4) Share-based Compensation
The Company accounts for its share-based compensation by recognizing the grant date fair value of share-based awards, net of estimated forfeitures, as share-based compensation expense over the underlying requisite service periods of the related awards. The grant date fair value is based upon the Company's share price on the date of the grant.
The following table reflects the total share-based compensation expense amounts reported in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Cost of ATM operating revenues	$225	$366	$770	$627
Selling, general, and administrative expenses	4,804	4,884	9,452	9,107
Total share-based compensation expense	$5,029	$5,250	$10,222	$9,734
During the three months ended June 30, 2020, total share-based compensation expense decreased by $0.2 million compared to the same period of 2019. During the six months ended June 30, 2020, total share-based compensation expense increased by $0.5 million compared to the same period of 2019. These fluctuations are attributable to the amount, timing and terms of share-based payment awards granted during the periods, net of estimated forfeitures.
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
The number of the Company’s earned non-vested RSUs as of June 30, 2020, and changes during the six months ended June 30, 2020, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of December 31, 2019	742,352	$29.44
Granted	899,007	23.59
Vested	(424,590)	29.11
Forfeited	(44,072)	27.97
Non-vested RSUs as of June 30, 2020	1,172,697	$25.13
The above table only includes earned RSUs. Performance-RSUs and Market-Based RSUs that are not yet earned are not included. The number of Market-Based RSUs granted in 2018, net of forfeitures, was 134,989 units with a weighted average grant date fair value of $24.13. The number of Performance-RSUs granted at target in 2019, net of forfeitures, was 111,121 units with a weighted average grant date fair value of $33.72 per unit. The number of Performance-RSUs granted at target in 2020, net of forfeitures, was 199,014 units with a weighted average grant date fair value of $23.57 per unit. The number of Market-Based RSUs granted in 2019, net of forfeitures, was 111,043 units with a weighted average grant date fair value of $49.16 per unit. The number of Market-Based RSUs granted in 2020, net of forfeitures, was 191,704 units with a weighted average grant date fair value of $30.59. Time-RSUs are included in the listing of outstanding RSUs as granted.
As of June 30, 2020, the unrecognized compensation expense associated with earned RSUs was $13.1 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted average vesting period of approximately 2.02 years.
Options. The number of the Company’s outstanding stock options as of June 30, 2020, and changes during the six months ended June 30, 2020, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of December 31, 2019	380,180	$26.01
Granted	233,888	20.92
Exercised	(13,020)	22.31
Forfeited	(9,626)	31.99
Options outstanding as of June 30, 2020	591,422	$23.98

Options vested and exercisable as of June 30, 2020	196,185	$24.61
As of June 30, 2020, the unrecognized compensation expense associated with outstanding options was approximately $3.2 million, which will be recognized over the remaining weighted average vesting period of approximately 2.04 years. The weighted average contractual term associated with outstanding options was 8.67 years as of June 30, 2020.
(5) Earnings (Loss) Per Share
The Company reports its earnings (loss) per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income or loss available to common shareholders) when their impact on net income or loss available to common shareholders is anti-dilutive.
Potentially dilutive securities for the three and six months ended June 30, 2020, include outstanding stock options, RSUs, and the potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s 1.00% Convertible Senior Notes due 2020 (the “Convertible Notes”). The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Convertible Notes were excluded from diluted shares outstanding as the exercise price exceeded the average market price of the Company’s common shares. The effect of the note hedge, described in Note. 9. Current and long-term debt, was also excluded as the effect is anti-dilutive.
The allocated details of our Earnings per Share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, excluding share and per share amounts)
Net (loss) income available to common shareholders	$(1,922)	$10,471	$3,833	$14,790
Weighted average common basic shares outstanding (for basic calculation)	44,465,183	46,180,161	44,597,504	46,201,842
Dilutive effect of outstanding common stock options and RSUs	—	421,327	844,283	418,305
Weighted average common dilutive shares outstanding (for diluted calculation)	44,465,183	46,601,488	45,441,787	46,620,147

Net (loss) income per common share - basic	$(0.04)	$0.23	$0.09	$0.32
Net (loss) income per common share - diluted	$(0.04)	$0.22	$0.08	$0.32

The computation of diluted earnings per share for the three months ended June 30, 2020 excludes the effect of 615,690 weighted average shares that were anti-dilutive due to the Net loss in the period.

In addition, the computations of diluted earnings per share for the three and six months ended June 30, 2020 exclude approximately 900,000 and 250,000, respectively, potentially dilutive common shares due to the effect of including these shares in the computation would have been antidilutive. In addition, the computations of diluted earnings per share for the three and six months ended June 30, 2020 excludes approximately 70,000 and 20,000, respectively, weighted average dilutive shares that are contingently issuable, consisting of market-based and performance based awards for which all necessary conditions had not been satisfied.
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
During the three months ended March 31, 2020, the Company repurchased and canceled 505,699 of its outstanding Class A ordinary shares for an aggregate purchase price of $16.9 million inclusive of stamp taxes of $0.1 million. On April 1, 2020, the Company announced the suspension of its buyback program as part of its Pandemic related business update.
Additional Paid-In Capital. Included in the balance of Additional paid-in capital are the net amounts paid to settle the convertible note hedges and the associated warrants that the Company entered into in conjunction with the issuance of its Convertible Notes in 2013. These instruments were partially settled upon the partial repurchase of the Convertible Notes in June 2020, in proportionate amounts. During the three months ended June 30, 2020, the Company received $0.4 million upon settlement of convertible note hedges that were canceled and paid $1.4 million to settle the warrants that were canceled. These figures are reported together with the associated fees in the Company's Consolidated Statements of Shareholders Equity. See Note 9, Current and Long-Term Debt for additional information on the Convertible Notes and the related equity instruments.

Accumulated Other Comprehensive Loss, net. Accumulated other comprehensive loss, net, is a separate component of Shareholders’ equity in the Consolidated Balance Sheets. The following tables present the changes in the balances of each component of Accumulated other comprehensive loss, net, for the three and six months ended June 30, 2020:

	Foreign Currency Translation Adjustments		Unrealized Losses on Interest Rate Swap and Foreign Currency Forward Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of March 31, 2020	$(78,763)	(1)	$(58,586)	(2)	$(137,349)
Other comprehensive income (loss) before reclassification	1,762	(3)	(10,563)	(4)	(8,801)
Amounts reclassified from accumulated other comprehensive loss, net	—		7,323	(4)	7,323
Net current period other comprehensive income (loss)	1,762		(3,240)		(1,478)
Total accumulated other comprehensive loss, net as of June 30, 2020	$(77,001)	(1)	$(61,826)	(2)	$(138,827)

(1)Net of deferred income tax benefit of $5,597 and $6,035 as of June 30, 2020 and March 31, 2020, respectively.
(2)Net of deferred income tax expense of $1,246 and $2,171 as of June 30, 2020 and March 31, 2020, respectively.
(3)Net of deferred income tax expense of $437.
(4)Net of deferred income tax benefit of $546 and $379 for Other comprehensive income before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, as of June 30, 2020. For additional information, see Note 13. Derivative Financial Instruments.

	Foreign Currency Translation Adjustments		Unrealized Losses on Interest Rate Swap and Foreign Currency Forward Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of December 31, 2019	$(59,143)	(1)	$(18,744)	(2)	$(77,887)
Other comprehensive loss before reclassification	(17,858)	(3)	(53,067)	(4)	(70,925)
Amounts reclassified from accumulated other comprehensive loss, net	—		9,985	(4)	9,985
Net current period other comprehensive loss	(17,858)		(43,082)		(60,940)
Total accumulated other comprehensive loss, net as of June 30, 2020	$(77,001)	(1)	$(61,826)	(2)	$(138,827)

(1)Net of deferred income tax benefit of $5,597 and $5,474 as of June 30, 2020 and December 31, 2019, respectively.
(2)Net of deferred income tax expense of $1,246 and $14,273 as of June 30, 2020 and December 31, 2019, respectively.
(3)Net of deferred income tax benefit of $123.
(4)Net of deferred income tax benefit of $10,964 and $2,063 for Other comprehensive income before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, as of June 30, 2020. For additional information, see Note 13. Derivative Financial Instruments.
The Company records unrealized gains and losses related to its interest rate swap contracts, net of taxes, in the Accumulated other comprehensive loss, net line within the Consolidated Balance Sheets. The amounts reclassified from Accumulated other comprehensive loss, net are recognized in the Cost of ATM operating revenues, Interest expense, net, or Other expense (income) lines in the Consolidated Statements of Operations.
The Company has elected the portfolio approach for the deferred tax asset of the unrealized gains and losses related to the interest rate swap contracts in Accumulated other comprehensive loss, net within the Consolidated Balance Sheets. Under the portfolio approach, the disproportionate tax effect created, when the valuation allowance was appropriately released as a tax benefit into continuing operations in 2010, will reverse out of the Accumulated other comprehensive loss, net line within the Consolidated Balance Sheets and into continuing operations as a tax expense when the Company ceases to hold any interest rate swap contracts. As of June 30, 2020, the disproportionate tax effect is $14.6 million.

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

For the quantitative assessment prepared for the Canada reporting unit as of December 31, 2019, the Company prepared a 5-year cash flow forecast, that incorporated assumptions on operating efficiencies and increased resulting cash flows over time at a discount rate of 10%. Based on this estimation, the carrying value of the reporting unit exceeded its fair value by $7.3 million. Therefore, consistent with the early adoption of ASU 2017-4, the Company recognized a goodwill impairment of $7.3 million, the amount by which the carrying amount of the Canada reporting unit exceeded its fair value. This impairment was recognized during the three months ended December 31, 2019 in the Loss on disposal and impairment of assets line of the Company's Consolidated Statements of Operations together with certain unrelated disposals in the ordinary course of business. After the impairment, the Canada reporting unit's goodwill was approximately $104 million at December 31, 2019.

During the three months ended March 31, 2020, and in response to the global economic impact of the Pandemic, the Company performed an additional qualitative assessment and determined that it was not more likely than not that the carrying value of its U.S., U.K., Australia & New Zealand, South Africa, Germany and Mexico reporting units exceeded their fair value. As such, the Company determined that a quantitative assessment was not necessary for these reporting units. For the Canada reporting unit, the Company bypassed the optional qualitative assessment and performed an updated quantitative assessment as of March 31, 2020. For this quantitative assessment, the Company prepared a revised cash flow forecast that incorporated the estimated Pandemic impact, assumptions on operating efficiencies and resulting cash flows over time at a discount rate of 9.7%. Based on this quantitative test, the fair value of the reporting unit marginally exceeded its carrying value and no additional goodwill impairment was recognized.

During the three months ended June 30, 2020, the Company's reporting units, including Canada, performed consistent with the forecasts used as of March 31, 2020, and therefore, the Company did not identify impairment indicators. The Canada reporting unit's goodwill was approximately $99 million at June 30, 2020. To the extent that the Company is unable to meet its forecasts in the future or there are changes in the discount rate, further impairment charges are possible.
The following table presents the net carrying amounts of the Company’s Goodwill as of June 30, 2020 and December 31, 2019, as well as the changes in the net carrying amounts for the six months ended June 30, 2020 by segment. As of June 30, 2020, the Company held no significant indefinite-lived assets. For additional information related to the Company’s segments, see Note 17. Segment Information.

	North America	Europe & Africa	Australia & New Zealand	Total
	(In thousands)
Goodwill, gross as of December 31, 2019	$561,513	$236,992	$151,431	$949,936
Accumulated impairment loss	(7,303)	(50,003)	(140,038)	(197,344)
Goodwill, net as of December 31, 2019	$554,210	$186,989	$11,393	$752,592

Foreign currency translation adjustments	(4,859)	(17,771)	(222)	(22,852)

Goodwill, gross as of June 30, 2020	556,654	219,221	151,209	927,084
Accumulated impairment loss	(7,303)	(50,003)	(140,038)	(197,344)
Goodwill, net as of June 30, 2020	$549,351	$169,218	$11,171	$729,740

Intangible Assets with Definite Lives
The following table presents the Company’s intangible assets that were subject to amortization:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Merchant and bank-branding contracts/relationships	$480,852	$(398,945)	$81,907	$489,363	$(388,598)	$100,765
Trade names	17,628	(12,555)	5,073	18,391	(12,792)	5,599
Technology	11,934	(8,322)	3,612	12,389	(7,952)	4,437
Non-compete agreements	4,348	(4,348)	—	4,408	(4,408)	—
Revolving credit facility deferred financing costs	5,355	(1,995)	3,360	5,256	(2,132)	3,124
Total intangible assets with definite lives	$520,117	$(426,165)	$93,952	$529,807	$(415,882)	$113,925

During the three months ended June 30, 2020, the Company expensed approximately $0.8 million of deferred financing costs associated with its revolving credit facility upon entering into a third amendment to the revolving credit facility agreement, which reduced the borrowing capacity of the facility. This expense was recognized in the Amortization of deferred financing costs and note discount line of the Consolidated Statements of Operations. See Note 9. Current and Long-Term Debt.
(8) Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Accrued merchant settlement	$154,548	$154,181
Accrued merchant fees	27,990	33,037
Accrued taxes	16,054	36,067
Accrued purchases	10,931	7,138
Accrued processing costs	10,468	12,159
Accrued cash management fees	9,702	9,291
Accrued armored	9,528	8,307
Accrued maintenance	7,613	6,463
Accrued compensation	7,587	23,676
Accrued interest	3,071	3,775
Accrued telecommunications costs	1,521	1,664
Other accrued expenses	39,622	39,004
Total accrued liabilities	$298,635	$334,762

(9) Current and Long-Term Debt
The Company’s carrying value of current and long-term debt consisted of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Revolving credit facility due September 2024, including swingline credit facility	$—	$167,227
Term loan facility due June 2027, net of unamortized discount and capitalized debt issuance costs	482,844	—
5.50% Senior notes due May 2025, net of unamortized capitalized debt issuance costs	296,869	296,545
1.00% Convertible senior notes due December 2020, net of unamortized discount and capitalized debt issuance costs	113,383	275,703
Total Debt	893,096	739,475
Less: Current portion	(118,383)	—
Total Long-Term Debt	$774,713	$739,475

The Term Loan Facility (or "Term Loan") due June 2027 with a face value of $500 million is presented net of unamortized discount and capitalized debt issuance costs of $17.2 million as of June 30, 2020. Mandatory quarterly installments of principal repayments under the Term Loan, totaling $5.0 million in the next twelve months, are presented in the Current portion of long-term debt line of the Company's Consolidated Balance Sheet as of June 30, 2020. The 5.50% Senior Notes due 2025 (the “2025 Notes”) with a face value of $300.0 million are presented net of unamortized capitalized debt issuance costs of $3.1 million and $3.5 million as of June 30, 2020 and December 31, 2019, respectively. The 1.00% Convertible senior notes due December 2020 (the "Convertible Notes") with a face value of $115.6 million and $287.5 million as of June 30, 2020 and December 31, 2019, respectively, are presented net of unamortized discounts and capitalized debt issuance costs of $2.2 million and $11.8 million as of June 30, 2020 and December 31, 2019, respectively. The Convertible Notes are presented in the Current portion of long-term debt line of the Company's Consolidated Balance Sheet as of June 30, 2020.
Revolving Credit Facility

On May 29, 2020, the Company entered into a second amendment to its second amended and restated credit agreement (the "Second Amendment"). Given the unprecedented conditions across all of the markets in which the Company operates, due to the impact of the Pandemic and as a precautionary measure, the Company sought this amendment to provide financial covenant relief should transactions and corresponding revenues not recover or further weaken from more recent results. With this amendment the covenant levels for the Total Net Leverage Ratio (as defined in the Second Amendment) were revised to provide for a Restricted Period, which will end on (a) October 1, 2021; or (b) the date on which (i) the Company terminates the Restricted Period at its election and (ii) as modified by the third amendment, the Total Net Leverage ratio does not exceed 4.50 to 1.0 (the "Restricted Period"). Under the Second Amendment, in consideration for the financial covenant relief, the interest rates for borrowings and the issuance of letters of credit and fees payable on any unused amounts of the revolving credit facility are subject to certain upward adjustments, including new applicable margins above base rates and commitment fee rates when the Total Net Leverage Ratio exceeds 4.00 to 1.0 and 5.00 to 1.00 and amended base rate floors during the Restricted Period. The Second Amendment provides that the Company is subject to some additional limitations under certain covenant baskets while financial covenant relief remains in effect.
On June 29, 2020, the Company entered into a third amendment to its second amended and restated credit agreement (as amended the "Amended Credit Agreement"), in conjunction with the Term Loan issuance. The third amendment decreased the Company's available borrowing capacity under the revolving credit agreement from $750 million to $600 million and modified various terms, conditions and covenants. As modified by the Second Amendment, most changes during the period of financial covenant relief remain in place.
Due to the reduction in capacity under the Amended Credit Agreement, the Company expensed approximately $1.2 million of the deferred financing costs and amendment fees, presented within Amortization of deferred financing costs and note discount line in the Consolidated Statement of Operations. The deferred financing costs associated with the Amended Credit Agreement are classified within Intangible assets, net and presented within Note 7. Intangible Assets.
Each of the Guarantors, as defined in the Amended Credit Agreement, has guaranteed the full and punctual payment of the obligations under the revolving credit facility and the obligations under the revolving credit facility are secured by substantially all of the assets of the Credit Facility Guarantors.

Financial covenants under the Amended Credit Agreement are determined as of the last day of each fiscal quarter. The Company is required to maintain an Interest Coverage Ratio, as defined in the Amended Credit Agreement, of no less than 3.00 to 1.00. During the Restricted Period, the Amended Credit Agreement provides for adjustments to the Total Net Leverage Ratio covenant as follows: (i) for the fiscal quarters ending June 30, 2020, and September 30, 2020, the Total Net Leverage Ratio shall not exceed 4.25 to 1.0; (ii) for the fiscal quarter ending December 31, 2020, the Total Net Leverage Ratio shall not exceed 5.25 to 1.0; (iii) for the fiscal quarter ending March 31, 2021, the Total Net Leverage Ratio shall not exceed 5.50 to 1.0; (iv) for the fiscal quarter ending June 30, 2021, the Total Net Leverage Ratio shall not exceed 5.25 to 1.0; and (v) for the fiscal quarter ending September 30, 2021, the Total Net Leverage Ratio shall not exceed 5.00 to 1.0. For each fiscal quarter ending on or after the end of the Restricted Period, the Company shall not permit the Total Net Leverage ratio to exceed 4.50 to 1.0.
Additionally, the Company is limited in its ability to make certain payments. Such restricted payments are generally not permitted in the Restricted Period; however, outside of the Restricted Period the Company may generally make such restricted payments so long as no event of default exists at the time of such payment and would not result therefrom and the Total Net Leverage Ratio is less than 3.75 to 1.00 at the time such restricted payment is made. As of June 30, 2020, the Company was in compliance with all applicable covenants and ratios under the Amended Credit Agreement.

The Amended Credit Agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to: (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, (iv) notification of certain events, and (v) certain covenants relating to, among other things, the sale or transfer of assets, fundamental changes, incurrence or guarantee of indebtedness, liens, investments, hedging transactions, transactions with affiliates and sale and leaseback transactions.

As of June 30, 2020, the Company had no outstanding borrowings under its $600 million revolving credit facility. The Company had $8.9 million outstanding in letters of credit. The Amended Credit Agreement matures on September 19, 2024.
Term Loan Facility

On June 29, 2020, the Company entered into the Term Loan, by and among the Company, certain of its subsidiaries (including Cardtronics USA, Inc. as the “Borrower”), the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. Pursuant to the Term Loan, the Company borrowed $500 million of aggregate principal. Upon closing, the Company used the net proceeds to repay outstanding borrowings under its revolving credit facility. The Term Loan was issued with an original issue discount of 175 basis points and interest accrues from June 29, 2020, at the rate of LIBOR plus 400 basis points, with a 1.00% LIBOR floor. Interest is payable quarterly, or in shorter intervals for LIBOR borrowings with a duration of less than three months.
The Term Loan matures on June 29, 2027, and it requires installment principal repayments equal to 1% of the aggregate principal per annum, paid quarterly, with the outstanding balance due on the maturity date. Certain other mandatory prepayments, including mandatory prepayments based on Excess Cash Flow (as defined in the Term Loan Credit Agreement) on an annual basis, are required commencing following the end of the fiscal year ending December 31, 2021. Outstanding balances are fully prepayable on a voluntary basis at par, subject to premiums for certain repricing or refinancing transactions, but may not be borrowed again once prepaid.

The guarantors of the Term Loan (as defined in the Term Loan Credit Agreement) have guaranteed the full and punctual payment of the obligations under the Term Loan and the obligations under the Term Loan are secured by substantially all of the assets of such guarantors.

The Term Loan contains covenants that are customary for similar credit arrangements, including, among other things, covenants relating to: (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws,(iv) notification of certain events, and (v) certain covenants relating to, among other things, the sale or transfer of assets, fundamental changes, incurrence or guarantee of indebtedness, liens, investments, hedging transactions, transactions with affiliates, sale and leaseback transactions and payment capacity. The Term Loan does not have any financial covenants.
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

Interest on the 2025 Notes accrues at the rate of 5.50% per annum and is payable semi-annually in cash in arrears on May 1st and November 1st of each year.
The 2025 Notes and the related guarantees (the “2025 Guarantees”) are the general unsecured senior obligations of each of the 2025 Notes Issuers and the 2025 Notes Guarantors, respectively, and rank: (i) equally in right of payment with all of the 2025 Notes Issuers’ and the 2025 Notes Guarantors’ existing and future senior indebtedness and (ii) senior in right of payment to all of the 2025 Notes Issuers’ and the 2025 Notes Guarantors’ future subordinated indebtedness. The 2025 Notes and the 2025 Guarantees are effectively subordinated to any of the 2025 Notes Issuers’ and the 2025 Notes Guarantors’ existing and future secured debt to the extent of the collateral securing such debt, including all borrowings under the Company’s revolving credit facility and Term Loan. The 2025 Notes are structurally subordinated to all third-party liabilities of any of Cardtronics plc’s subsidiaries (excluding the 2025 Notes Issuers) that do not guarantee the 2025 Notes.
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
The 2025 Notes contain various covenants restricting the Company's investments, indebtedness, and payments.
1.00% Convertible Senior Notes Due 2020 and Related Equity Instruments

On November 19, 2013, Cardtronics, Inc. issued the Convertible Notes at par value of $287.5 million. After bifurcating the embedded conversion option and classifying it within equity, the Company recorded the notes at a discount, determining that the fair value of the debt component to be $215.8 million. Taking into account the discount resulting from the bifurcation, the effective interest rate recognized on the Convertible Notes is approximately 5.26%. Interest on the Convertible Notes accrues at the rate of 1.00% per annum and is payable semi-annually in cash in arrears on June 1 and December 1 of each year.

In June 2020, the Company repurchased and cancelled an aggregate principal amount of Convertible Notes equal to $171.9 million. The Company recognized a loss on extinguishment of $3.0 million in conjunction with the repurchase and cancellation of these notes.
The Convertible Notes that remain outstanding have a conversion price of $52.35 per share, which equals a conversion rate of 19.1022 shares per $1,000 principal amount of the Convertible Notes. The principal amount outstanding at June 30, 2020, of $115.6 million, is convertible into approximately 2.2 million shares. The conversion rate, however, is subject to adjustment under certain circumstances. Conversion can occur: (i) any time on or after September 1, 2020, (ii) after March 31, 2014, during any calendar quarter that follows a calendar quarter in which the price of the shares exceeds 135% of the conversion price for at least 20 days during the 30 consecutive trading-day period ending on the last trading day of the quarter, (iii) during the 10 consecutive trading-day period following any five consecutive trading-day period in which the trading price of the Convertible Notes is less than 98% of the closing price of the shares multiplied by the applicable conversion rate on each such trading day, (iv) upon specified distributions to Cardtronics plc’s shareholders upon recapitalizations, reclassifications, or changes in shares, and (v) upon a make-whole fundamental change, as defined in the indenture. As of June 30, 2020, none of the Convertible Notes were deemed convertible due to the conditions above.
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
The Company’s interest expense related to the Convertible Notes consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Cash interest per contractual coupon rate	$686	$719	$1,405	$1,438
Amortization of note discount	2,968	2,816	5,898	5,596
Amortization of debt issuance costs	233	211	461	417
Total interest expense related to Convertible Notes	$3,887	$3,746	$7,764	$7,451

The Company’s carrying value of the Convertible Notes consisted of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Principal balance	$115,568	$287,500
Unamortized discount and capitalized debt issuance costs	(2,185)	(11,797)
Net carrying amount of Convertible Notes	$113,383	$275,703
Concurrent with the issuance of the Convertible Notes, Cardtronics, Inc. entered into separate convertible note hedge and warrant transactions to reduce the potential dilutive impact upon the conversion of the Convertible Notes. The net effect of these transactions effectively raised the price at which dilution would occur from the $52.35 initial conversion price of the Convertible Notes to $73.29. Consistent with the potential conversion of the original $287.5 million principal amount, Cardtronics, Inc. entered into a convertible note hedge purchasing call options granting Cardtronics Inc. the right to acquire up to approximately 5.5 million common shares with an initial strike price of $52.35. Cardtronics Inc. also sold warrants related to approximately 5.5 million common shares with a strike price of $73.29. The amounts allocated to both the note hedge and warrants were recorded in the Shareholders' equity section in the Consolidated Balance Sheets.

On June 30, 2020, the Company entered into agreements with the counterparties of the convertible note hedges and warrants to terminate a proportionate amount of the instruments, corresponding to the portion of the Convertible Notes cancelled in June 2020, (“Partial Unwind”), for net consideration to the counterparties of $1.0 million. Following the Partial Unwind, the Company retained the right to acquire up to approximately 2.2 million common shares with a strike price of $52.35.
The call options under the note hedge automatically become exercisable upon conversion of the Convertible Notes and terminate on the second scheduled trading day immediately preceding December 1, 2020. The remaining 2.2 million warrants outstanding have a strike price of $73.29 and expire incrementally on a series of expiration dates from June 2021 through August 30, 2021.
If the share price of the Company's stock remains between the strike prices of the call options and warrants, Cardtronics plc’s shareholders will not experience any dilution in connection with the conversion of the Convertible Notes; however, to the extent that the price of the shares exceeds the strike price of the warrants on any or all of the series of related expiration dates of the warrants, Cardtronics plc would be required to, at the Company’s election, (i) issue additional shares to the warrant holders or (ii) settle the difference between the price of the shares and the strike price of the warrants in cash to the warrant holders.
(10) Asset Retirement Obligations
Asset retirement obligations (“ARO”) consist of costs to deinstall the Company’s ATMs and restore the ATM sites to their original condition. These costs to deinstall ATMs are estimated based on current market rates. In most cases, the Company is contractually required to perform the deinstallation of company-owned ATMs, and in some cases, site restoration work. For each group of similar ATM placements, the Company estimates the fair value of the future ARO based on the discounted estimated future cash flows and recognizes the amount as a liability in the Consolidated Balance Sheets. The Company capitalizes the initial estimated fair value of the future ARO as part of the cost basis of the related assets and depreciates the ARO assets on a straight-line basis over their estimated useful lives, which are based on the average time period that an ATM is installed in a location before being deinstalled. The ARO liabilities, which are recognized at discounted amounts, are accreted to their estimated future value over the same period of time.

The changes in the Company’s ARO liability consisted of the following:

June 30, 2020
(In thousands)

Asset retirement obligations at December 31, 2019	$61,194
Additional obligations	772
Accretion expense	821
Payments	(2,280)
Foreign currency translation adjustments	(2,139)
Asset retirement obligations at June 30, 2020	58,368
Less: current portion of asset retirement obligations (see Note 12. Other Liabilities)	(5,574)
Asset retirement obligations, excluding current portion, at June 30, 2020	$52,794
For additional information related to the Company’s ARO with respect to its fair value measurements, see Note 14. Fair Value Measurements.
(11) Leases

The Company leases facilities consisting of office and warehouse space as well as vehicles and office equipment. The Company's facility leases have various remaining terms extending over 11 years, some of which may include one or more options to extend the associated lease term by up to 5-10 years, and some may include options for the Company or the lessor to terminate the leases prior to the end of the lease term. The exercise of lease renewal options is at the Company's discretion. From time to time, the Company may sublease office or warehouse space. This sublease activity is currently not significant. The Company's vehicle and office equipment leases currently have remaining lease terms extending up to 3 years and these leases typically have original terms of approximately 4-6 years. The Company has not historically extended its vehicle and office equipment leases beyond their original term. Similarly, the Company has not historically subleased these assets.

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

The Company's through-the-wall ATM placement agreements that require fixed payments are deemed to contain an operating lease. These placement agreements may also require variable merchant commissions based on the type and volume of transactions conducted at the ATMs at their respective location. To the extent the merchant commissions are variable, the commission payments to the merchants are not deemed part of the lease payment that gives rise to the operating lease asset and operating lease liability recognized on the Company's Consolidated Balance Sheets. In addition, the merchant commissions may also change, in accordance with the terms of these agreements, in response to changes in interchange fees or interest rates. Certain Company facility leases require variable payments based on an index or external market rates. The Company's vehicle and office equipment leases do not generally include variable payments.

The Company recognizes the accounting impact of lease extension options when reasonably certain that a right to extend a lease will be exercised. The Company does not provide residual value guarantees within or in conjunction with any of its leases. As of June 30, 2020, all material leases of facilities, vehicles, office equipment, and merchant space had commenced.

The Company is not currently party to any significant finance leases. As a result, the net assets recorded under finance leases and the associated liabilities are not material.

Balance sheet information related to operating leases is as follows:

	Classification	June 30, 2020	December 31, 2019
Assets		(In thousands)
Operating lease assets	Operating lease assets	$61,544	$76,548
Total operating lease assets		$61,544	$76,548

Liabilities
Current
Operating lease liabilities	Current portion of other long-term liabilities	$17,472	$20,345
Noncurrent
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	58,414	69,531
Total operating lease liabilities		$75,886	$89,876

Operating lease costs during the three and six months ended June 30, 2020 and 2019 were as follows:

		Three Months Ended	Six Months Ended
	Classification	June 30, 2020	June 30, 2020
		(In thousands)
Operating lease costs	Cost of ATM operating revenues (1)	$5,133	$11,106
Operating lease costs	Selling, general, and administrative expenses (2)	1,248	2,547
Total operating lease cost		$6,381	$13,653

(1)Includes the fixed and variable cost of facilities, vehicles, and equipment that are deemed direct operating lease costs. The variable lease cost associated with these leases was not significant. In addition, includes the fixed and variable cost associated with ATM placement agreements that are deemed to contain a lease. The variable cost associated with these placements were approximately $0.6 million and $1.2 million in the three and six months ended June 30, 2020, respectively.
(2)Includes the fixed and variable cost of facilities, vehicles, and equipment that are deemed general and administrative operating lease costs. The variable lease cost associated with these leases was not significant.

The following table presents the weighted-average remaining term and weighted-average discount rate associated with the Company's operating leases.

Lease Term and Discount Rate	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	7.1	6.9
Weighted-average discount rate
Operating leases	3.28%	3.47%

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
	(In thousands)
Additional lease information is summarized below:
Operating cash outflows resulting from payments of operating lease liabilities	$9,560	$10,597
New operating lease assets recognized during the period	1,218	7,175
During the six months ended June 30, 2020, the Company paid $9.6 million to satisfy the recognized operating lease obligations. The Company also recognized $1.2 million in new operating lease assets, primarily consisting of equipment leases and ATM placement agreements that are deemed to contain an operating lease. During the six months ended June 30, 2019, the Company paid $10.6 million to satisfy recognized operating lease obligations and also recognized $7.2 million in new operating lease assets, primarily consisting of equipment leases and ATM placement agreements that are deemed to contain an operating lease.

The following table presents the June 30, 2020 undiscounted cash flows associated with the Company's recognized operating lease liabilities in the next five years and thereafter.

Maturity of Recognized Operating Lease Liabilities	Operating Lease Payments(1)
(In thousands)
2020	$14,896
2021	18,366
2022	14,758
2023	7,761
2024	6,177
After 2024	29,106
Total lease payments	91,064
Less: Interest (2)	(15,178)
Present value of operating lease liabilities (3)	$75,886

(1)Operating lease payments reflect the Company's current fixed obligations under the operating lease agreements. The Company has identified no extensions that are reasonably certain of being exercised and there are no significant lease agreements that have been signed and not yet commenced.
(2)Calculated using the estimated incremental borrowing rate for each lease.
(3)Includes current operating lease liabilities of $17.5 million and noncurrent operating lease liabilities of $58.4 million.

(12) Other Liabilities
The Company’s other liabilities consisted of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Current portion of other long-term liabilities
Interest rate swap and cap contracts	$25,196	$15,565
Operating lease liabilities	17,472	20,345
Acquisition related contingent consideration	6,690	4,963
Asset retirement obligations (see Note 10. Asset Retirement Obligations)	5,574	5,701
Deferred revenue	4,061	3,386
Other	2,930	3,184
Total current portion of other long-term liabilities	$61,923	$53,144

Noncurrent portion of other long-term liabilities
Interest rate swap and cap contracts	$37,758	$9,723
Deferred revenue	4,153	5,589
Acquisition related contingent consideration	—	11,888
Other	9,009	10,670
Total noncurrent portion of other long-term liabilities	$50,920	$37,870
As of June 30, 2020 and December 31, 2019, the Acquisition related contingent consideration lines consisted of the estimated fair value of the contingent consideration associated with the Spark ATM Systems Pty Ltd. (“Spark”) acquisition that occurred in 2017.

(13) Derivative Financial Instruments
Risk Management Objectives of Using Derivatives - Interest rate risk
The Company is exposed to interest rate risk associated with its vault cash rental obligations and its variable rate debt. The Company uses varying notional amount interest rate swap contracts and interest rate cap agreements (“Interest Rate Derivatives”) to manage the interest rate risk associated with its vault cash rental obligations in the U.S., Canada, the U.K., and Australia. Intermittently, the Company has also used interest rate swap contracts to mitigate its exposure to floating interest rates on its variable rate debt.
The majority of the Company’s Interest Rate Derivatives serve to mitigate interest rate risk exposure by converting a portion of the Company’s monthly floating-rate vault cash rental payments to either monthly fixed-rate vault cash rental payments or to vault cash rental payments with a capped rate. Typically, the Company receives monthly floating-rate payments from its Interest Rate Derivative counterparties that correspond to, in all material respects, the monthly floating-rate payments that are paid by the Company to its vault cash rental providers for the portion of the average outstanding vault cash balances that have been hedged. The floating-rate payments may or may not be capped or limited. In return, the Company pays its counterparties a monthly fixed-rate amount based on the same notional amounts outstanding. By converting the vault cash rental and from time to time the interest on certain debt from floating-rate to a fixed or a capped rate, the impact of favorable and unfavorable changes in future interest rates on the monthly vault cash rental payments recognized in the Cost of ATM operating revenues line in the Consolidated Statement of Operations has been reduced.
As of June 30, 2020, the Company was not party to any interest rate swap or cap agreements associated with its variable rate debt. However, on July 30, 2020, the Company executed $250.0 million aggregate notional amount interest rate cap contracts that begin August 3, 2020 and terminate December 31, 2025. These interest rate cap contracts have a cap rate of 1% and have been designated as cash flow hedges of the floating rate interest associated with the Company’s Term Loan.
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
Undesignated Foreign Currency Forward Contracts
On October 14, 2019, the Company entered into foreign currency forward contracts with an aggregate notional amount of $150 million and a fixed rate of 1.267 U.S. dollars to 1 U.K. pounds sterling. These forward contracts allowed for settlement between November 2, 2020 and December 1, 2020. Although not designated as hedging instruments for accounting purposes, these forward contracts were associated with the anticipated conversion of U.K. pounds sterling to U.S. dollars intended to partially fund the repayment of the Company's 1.00% Convertible Notes and serve to mitigate currency fluctuation risk. The Company recognized mark-to-market gains of $1.5 million and $12.0 million on these contracts in the three and six months ended June 30, 2020, respectively, and realized a gain of $4.1 million upon terminating these foreign currency contracts in June 2020. These contracts were terminated shortly after completion of the issuance of the new term loan, which provided sufficient funds to repay the Convertible Notes. The mark-to-market and realized gains on the Company's undesignated foreign currency forward contracts are recognized in the Other (income) expenses line of our Consolidated Statements of Operations.
Derivative Accounting Policy
The Interest Rate Derivatives discussed above are used by the Company to hedge its exposure to variability in expected future cash flows attributable to a particular risk and therefore typically qualify as and are designated as cash flow hedging instruments.

As discussed above, the Company generally utilizes fixed-for-floating Interest Rate Derivatives where the underlying pricing terms of the cash flow hedging instrument agree, in all material respects, with the pricing terms of the anticipated vault cash rental obligations or anticipated Credit Agreement borrowings. Therefore, the amount of ineffectiveness associated with the Interest Rate Derivatives has historically been immaterial. If the Company concludes 1) that the obligations that have been hedged are no longer probable or 2) that the underlying terms of the agreements have changed such that they do not sufficiently agree to the pricing terms of the Interest Rate Derivatives, the Interest Rate Derivative contracts would be deemed ineffective. The Company does not currently anticipate terminating or modifying terms of its existing Interest Rate Derivative instruments prior to their expiration dates.

The Company recognizes its Interest Rate Derivative contracts as assets or liabilities at fair value and the accumulated changes in the fair values of the related Interest Rate Derivative contracts are also reported net of taxes in Accumulated other comprehensive loss, net within the Consolidated Balance Sheets.

In accordance with U.S. GAAP, the Company reports the gain or loss related to each highly effective cash flow hedging instrument, including any ineffectiveness, as a component of Accumulated other comprehensive loss, net within the Consolidated Balance Sheets and reclassifies the gain or loss into earnings within the Cost of ATM operating revenues, Interest expense, net, or Other income lines of the Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects and has been forecasted in earnings. The classification of the gain or loss is determined based on the associated hedge designation. For additional information related to the Company’s interest rate swap and cap contracts and the associated fair value measurements, see Note 14. Fair Value Measurements.

None of the Company’s existing derivative contracts contain credit-risk-related contingent features.

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
Outstanding Interest Rate Derivatives Associated with Vault Cash Rental Obligations
North America – Interest Rate Swap Contracts

Notional Amounts U.S. $	Weighted Average Fixed Rate	Term
(In millions)
$1,500	1.69%	July 1, 2020 – December 31, 2020
$1,200	1.46%	January 1, 2021 – December 31, 2021
$1,000	1.17%	January 1, 2022 – December 31, 2022
$600	0.98%	January 1, 2023 – December 31, 2024

Notional Amounts CAD $	Weighted Average Fixed Rate	Term
(In millions)
$125	2.46%	July 1, 2020 – December 31, 2021
North America – Interest Rate Cap Contracts

Notional Amounts U.S. $	Cap Rate (1)	Term
(In millions)
$200	3.25%	January 1, 2021 – December 31, 2023
(1) Maximum amount of interest to be paid each year as per terms of the cap. The cost of the cap will be amortized through vault cash rental expense over term of the cap.
Europe & Africa – Interest Rate Swap Contracts

Notional Amounts	Weighted Average
U.K. £	Fixed Rate	Term
(In millions)
£550	0.94%	July 1, 2020 – December 31, 2020
£500	0.94%	January 1, 2021 – December 31, 2022

On June 30, 2020, the Company designated interest rate swap contracts with an aggregate notional amount of 50 million U.K. pounds sterling as cash flow hedges of its vault cash rental obligations. These swap contracts were not previously designated. These interest rate swaps have a remaining term ending December 31, 2020 at a fixed rate of 0.95%.
Australia & New Zealand – Interest Rate Swap Contracts

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$140	1.59%	July 1, 2020 – December 31, 2020
$40	0.71%	January 1, 2021 – December 31, 2021
Interest Rate Derivatives Previously Associated with Revolving Credit Facility Borrowings
As of March 31, 2020, the Company was party to the interest rate swap contracts associated with the Company's anticipated revolving credit facility borrowings as reflected in the below table.

Notional Amounts U.K. £	Weighted Average Fixed Rate	Designation	End of Term
(In millions)
£50	0.95%	Undesignated	December 31, 2020
£100	0.64%	Cash Flow Hedge	December 31, 2021
During the three months ended June 30, 2020, the Company determined that certain previously forecasted borrowings under the revolving credit facility were no longer anticipated primarily due to the completion of the Company's term loan facility issuance. On June 29, 2020, the Company terminated its interest rate swap contracts with an aggregate notional amount of 100 million U.K. pounds sterling. As a result, the Company recognized a net loss of $0.8 million upon settlement of the swaps terminated within the Other (income) expenses line of the Consolidated Statements of Operations. In addition, on June 30, 2020, the Company designated previously undesignated interest rate swap contracts with an aggregate notional amount of 50 million U.K. pounds sterling as a cash flow hedge on the Company's vault cash rental obligations.

Effects of Interest Rate Swap Contracts on the Consolidated Balance Sheets and Consolidated Statements of Operations
The following tables depict the effects of the use of the Company’s derivative interest rate swap contracts on the Consolidated Balance Sheets and Consolidated Statements of Operations:
Balance Sheet Data

	June 30, 2020		December 31, 2019
Asset (Liability) Derivative Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(In thousands)		(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap and cap contracts	Prepaid expenses, deferred costs, and other current assets	$—	Prepaid expenses, deferred costs, and other current assets	$1,872
Interest rate swap and cap contracts	Prepaid expenses, deferred costs, and other noncurrent assets	—	Prepaid expenses, deferred costs, and other noncurrent assets	8,766
Interest rate swap and cap contracts	Current portion of other long-term liabilities	(25,196)	Current portion of other long-term liabilities	(7,697)
Interest rate swap and cap contracts	Other long-term liabilities	(37,758)	Other long-term liabilities	(9,723)
Total derivatives designated as hedging instruments, net		$(62,954)		$(6,782)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Current portion of other long-term liabilities	—	Current portion of other long-term liabilities	(7,868)
Total derivative instruments, net		$(62,954)		$(14,650)

Statements of Operations Data

	Three Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income
	2020	2019		2020	2019
	(In thousands)			(In thousands)
Interest rate swap contracts	$(10,563)	$(13,474)	Cost of ATM operating revenues	$(7,323)	$120
Interest rate swap contracts	—	(69)	Interest expense, net	—	(57)
Total	$(10,563)	$(13,543)		$(7,323)	$63

	Six Months Ended June 30
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments		Location of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive Loss into Income
	2020	2019		2020	2019
	(In thousands)			(In thousands)
Interest rate swap contracts	$(52,857)	$(25,583)	Cost of ATM operating revenues	$(9,942)	$458
Interest rate swap contracts	(210)	(381)	Interest expense, net	(43)	(113)
Total	$(53,067)	$(25,964)		$(9,985)	$345

As of June 30, 2020, the Company expects to reclassify 25.2 million of net derivative-related losses contained in the Accumulated comprehensive loss, net line within its Consolidated Balance Sheets into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense amounts.

The following table shows the impact of the Company's cash flow hedge accounting relationships on the Consolidated Statement of Operations for the three and six months ended June 30.

	Location and Amount of Loss (Gain) Recognized in Income on Cash Flow Hedging Relationships in the Three Months Ended
	June 30, 2020		June 30, 2019
	(In thousands)
	Cost of ATM Operating Revenues	Interest Expense, net	Cost of ATM Operating Revenues	Interest Expense, net
Total amount of expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$151,084	$8,809	$208,081	$6,871

Amount of loss (gain) reclassified from Accumulated other comprehensive loss into expense	7,323	—	(120)	57

	Location and Amount of Loss (Gain) Recognized in Income on Cash Flow Hedging Relationships in the Six Months Ended
	June 30, 2020		June 30, 2019
	(In thousands)
	Cost of ATM Operating Revenues	Interest Expense, net	Cost of ATM Operating Revenues	Interest Expense, net
Total amount of expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$344,749	$15,230	$414,239	$13,514

Amount of loss (gain) reclassified from Accumulated other comprehensive loss into expense	9,942	43	(458)	113

(14) Fair Value Measurements
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2020 and December 31, 2019 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 refers to fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at June 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swap and cap contracts	$(62,954)	$—	$(62,954)	$—
Liabilities associated with acquisition related contingent consideration	$(6,690)	$—	$—	$(6,690)

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap and cap contracts	$10,638	$—	$10,638	$—
Liabilities
Liabilities associated with interest rate swap and cap contracts	$(17,420)	$—	$(17,420)	$—
Liabilities associated with acquisition related contingent consideration	$(16,851)	$—	$—	$(16,851)
Liabilities associated with foreign currency forward contracts	$(7,868)	$—	$(7,868)	$—

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
Acquisition related contingent consideration. Liabilities from acquisition-related contingent consideration are estimated using market observable inputs and other significant non-observable inputs, as well as projections based on the Company’s best estimate of future operational results upon which the payment of these obligations are contingent. The contingent consideration payment amounts are estimated based upon a formula and projected performance relative to certain agreed-upon earnings targets. Subsequent to the Spark acquisition, the Company utilized a Monte Carlo simulation to estimate the fair value and account for the interdependency between the 2019 and 2020 performance periods. However, effective December 31, 2019, at the end of the first measurement period, the Company revised its methodology and used a Black-Scholes based model to estimate the fair value of the payments.
During the three months ended June 30, 2020, the Company paid $5.2 million to satisfy the 2019 portion of its obligation under the Spark acquisition contingent consideration arrangement. During the three months ended June 30, 2020, the Company recognized a mark-to-market loss of approximately $2.1 million to revise the estimated fair value of the contingent consideration liability and recognized a net foreign exchange loss of approximately $0.3 million to remeasure the South African Rand denominated liability into U.S. Dollars. During the six months ended June 30, 2020, the Company recognized a mark-to-market gain of approximately $2.1 million to revise the estimated fair value of the contingent consideration liability and recognized a net foreign exchange gain of approximately $2.9 million to remeasure the South African Rand denominated liability into U.S. Dollars. Both the revision to the estimated fair values and the net foreign exchange gains and losses are included in the Other (income) expenses line in the Consolidated Statements of Operations. As of June 30, 2020, the estimated fair value of the Company’s acquisition related contingent consideration liability was $6.7 million, payable in the first quarter of 2021.
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
Long-term debt. The carrying amounts of the long-term debt balances related to borrowings under the Company’s Revolving credit facility and Term Loan approximate fair value due to the fact that any outstanding borrowings are subject to short-term floating interest rates. As of June 30, 2020, the fair values of the 2020 Convertible Notes and 2025 Notes were approximately $115.0 million and $292.6 million, respectively, based on the quoted prices in markets that are not active (Level 2). For additional information related to long-term debt, see Note 9. Long-Term Debt.
Additions to asset retirement obligations liability. The Company estimates the fair value of additions to its ARO liability using expected discounted future cash flow at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the ARO are measured at fair value at the time of the asset installations using significant non-observable (Level 3) inputs. These liabilities are evaluated periodically based on estimated current fair value. Amounts added to the ARO liability during the three months ended June 30, 2020 and 2019 totaled $0.8 million and $1.1 million, respectively.
Interest rate derivatives. As of June 30, 2020, the recognized fair value of the Company’s Interest Rate Derivatives resulted in current and long-term liabilities totaling $63.0 million. These financial instruments are carried at fair value and are valued using pricing models based on significant other observable inputs (Level 2), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. For additional information related to the valuation process of this asset or liability, see Note 13. Derivative Financial Instruments.

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
Gain Contingency
In 2014, the Valuation Office Agency (or “VOA”), an executive agency of HM Revenue & Customs in England and Wales, took action to amend its business ratings list going back to 2010, to create separate entries on these lists for the sites of thousands of ATMs. Similar steps were taken by the equivalent agencies to the VOA in Scotland and Northern Ireland in their respective jurisdictions. Before 2014, the ATM sites in each location had not been distinguished from the host store. Therefore, the ATMs located in host stores such as supermarkets and convenience stores were not subject to business rates, a tax on commercial property. The effect of each of the amendments was to include the ATM sites in the business ratings lists as separate hereditaments with their own ratable value, subjecting the sites to business rates taxation without a corresponding reduction in the ratable value of the host locations. The Company and its merchant partners paid the business rates, as required.
In 2018, various appellants, including a number of large supermarkets and the Company (together, the “Appellants”), appealed the matter to the England and Wales Court of Appeal (the “Court of Appeal”) after having lost appeals to the Valuation Tribunal for England (“VTE”) and Upper Tribunal (Lands Chamber) in 2016 and 2017, respectively. In late 2018, the Court of Appeal ruled in favor of the Appellants and found that the amendments to the ratings list for a large number of ATM location types should not have been affected by the VOA, or sustained by the VTE and Upper Tribunal. The VOA appealed to the U.K. Supreme Court, and on May 20, 2020, the Supreme Court dismissed the VOA appeal and upheld the decision of the Court of Appeal.
Following the Supreme Court ruling, the Company awaits the amendment of the business rating lists for England and Wales by the VOA and seeks to recover the amounts paid to the tax authorities in numerous local tax jurisdictions for the periods spanning from 2010 to May 2020. The Company currently estimates that the amount recoverable from the various tax authorities for these payments may total up to approximately 45 million U.K. pounds sterling, before consideration of amounts that would be due to merchant partners of the Company, some of which had paid directly or indirectly these business rates. This estimate is subject to change as the Company continues its analysis of the business rates paid during the 10 year period. Due to the complexity in administering and uncertainty of these collections, the Company has not assessed the recovery of the estimated amounts paid as realizable, and therefore, will recognize the business rates recoveries when realized. During the three months ended June 30, 2020, the Company recorded a net credit of approximately $3.7 million to the Cost of ATM operating revenues line in the Consolidated Statements of Operations to reverse obligations for business rates not yet paid as previously required before the U.K. Supreme Court ruling. The Supreme Court ruling does not apply to Scotland or Northern Ireland and business rates in those jurisdictions are still subject to valuation tribunal appeals and assessments. The proceedings in Scotland and Northern Ireland were stayed pending the outcome of the U.K. Supreme Court decision. The Company continues to recognize business rate taxes in Scotland and Northern Ireland, net of any amounts recorded as receivables that are deemed recoverable under contracts with Merchants.
Other Commitments
Asset retirement obligations. The Company’s ARO consist primarily of costs to remove the Company’s ATMs and to restore the ATM sites to their original condition. In most cases, the Company is contractually required to perform this deinstallation of its owned ATMs, and in some cases, site restoration work. As of June 30, 2020, the Company had $58.4 million accrued for these liabilities. For additional information, see Note 10. Asset Retirement Obligations .
Acquisition related contingent consideration. During the three months ended June 30, 2020 the Company paid $5.2 million to satisfy the 2019 portion of its obligation under the Spark acquisition contingent consideration arrangement. As of June 30, 2020, the Company had $6.7 million accrued for its 2020 obligation. For additional information related to the Spark acquisition related contingent consideration, see Note 14. Fair Value Measurements .

(16) Income Taxes
The Company’s income tax (benefit) expense for the periods presented was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
	(In thousands, excluding percentages)
Income tax (benefit) expense	$(10,687)	$3,565	$(14,424)	$6,694
Effective tax rate	84.8%	25.4%	136.1%	31.2%

The Company’s income tax benefit for the three months ended June 30, 2020 totaled $10.7 million resulting in an effective tax rate of 84.8%, compared to an expense of $3.6 million, and an effective tax rate of 25.4%, for the same period of 2019. The Company’s income tax benefit for the six months ended June 30, 2020 totaled $14.4 million resulting in an effective tax rate of 136.1%, compared to an expense of $6.7 million, and an effective tax rate of 31.2%, for the same period of 2019.
The decrease in the tax expense for the three months ended June 30, 2020, compared to the same period of 2019, was primarily attributable to the pre-tax losses incurred in the three months ended June 30, 2020, compared to the pre-tax income in the same period of 2019. The decrease in the tax expense for the six months ended June 30, 2020, compared to the same period of 2019, was attributable to the pre-tax loss incurred during the six months ended June 30, 2020 and to a non-recurring benefit from the carryback of net operating losses to prior tax years at the higher 35% U.S. tax rate, compared to the current tax rate of 21%, as a result of recent changes in U.S. tax law. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law in the U.S., which provided for an elective five-year carryback of net operating losses (NOLs) generated in taxable years beginning after December 31, 2017 and before January 1, 2021. As a result of this change in law and since the Company incurred net operating losses in 2018, the Company plans to carry back these 2018 losses to prior periods and expects to receive refunds of taxes paid at higher rates in earlier periods.
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
The deferred tax expenses and benefits associated with the Company’s net unrealized gains and losses on derivative instruments and foreign currency translation adjustments have been recorded in the Accumulated other comprehensive loss, net line in the Company's Consolidated Balance Sheets.
The Company currently believes that the unremitted earnings of certain of its subsidiaries will be reinvested for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in these subsidiaries or on the foreign currency translation adjustment amounts.
(17) Segment Information
As of June 30, 2020, the Company’s operations consisted of North America, Europe & Africa, and Australia & New Zealand segments. The Company’s ATM operations in the U.S., Canada, Mexico, and Puerto Rico are included in its North America segment. The North America segment also includes the Company’s transaction processing operations, which service its internal ATM operations, along with external customers. The Company’s ATM operations in the U.K., Ireland, Germany, Spain and South Africa are included in its Europe & Africa segment, along with i-design (the Company’s ATM advertising business based in the U.K.). The Company’s Australia & New Zealand segment consists of its ATM operations in these two countries. Corporate primarily includes the Company’s corporate general and administrative expenses. While each of the reporting segments provides similar kiosk-based and/or ATM-related services, each segment is managed separately and requires different marketing and business strategies.
Management uses Adjusted EBITDA, together with U.S. GAAP measures, to manage and measure the performance of its segments. Management believes Adjusted EBITDA is a useful measure to more effectively evaluate the performance of the business and compare its results of operations from period to period without regard to financing methods, capital structure, or non-recurring costs as defined by the Company. Adjusted EBITDA excludes depreciation and accretion, amortization of deferred financing costs and note discounts, amortization of intangible assets, share-based compensation expense, certain other income and expense amounts, acquisition related expenses, gains or losses on disposal and impairment of assets, certain non-operating expenses, (if applicable in a particular period), the obligation for the payment of income taxes, net interest expense, other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Depreciation and accretion expense and amortization of intangible assets are excluded from Adjusted EBITDA as these amounts can vary substantially from company to company within the Company's industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired.
Adjusted EBITDA, as defined by the Company, is a non-GAAP financial measure provided as a complement to the financial results prepared in accordance with U.S. GAAP. It may not be defined in the same manner by all companies and therefore may not be comparable to other similarly titled measures of other companies. In evaluating the Company’s performance as measured by Adjusted EBITDA, management recognizes and considers the limitations of this measurement. Therefore, Adjusted EBITDA should not be considered in isolation or as a substitute for operating loss, net loss, cash flows from operating, investing, or financing activities, or other income or cash flow measures contained within our consolidated financial statements.
The following table is a reconciliation of Net (loss) income attributable to controlling interests and available to common shareholders to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net (loss) income attributable to controlling interests and available to common shareholders	$(1,922)	$10,471	$3,833	$14,790
Adjustments:
Interest expense, net	8,809	6,871	15,230	13,514
Amortization of deferred financing costs and note discount	4,399	3,330	7,885	6,622
Loss on extinguishment of convertible notes	3,018	—	3,018	—
Income tax (benefit) expense	(10,687)	3,565	(14,424)	6,694
Depreciation and accretion expense	32,072	33,205	64,283	66,178
Amortization of intangible assets	8,849	12,591	17,262	25,003
EBITDA	44,538	70,033	97,087	132,801
Add back:
Loss on disposal and impairment of assets	112	1,496	1,033	2,464
Other (income) expenses (1)	(6,364)	1,456	(2,535)	(5,751)
Noncontrolling interests (2)	15	16	28	31
Share-based compensation expense	5,029	5,250	10,222	9,734
Restructuring expenses (3)	3,340	3,463	4,549	3,463
Adjusted EBITDA	$46,670	$81,714	$110,384	$142,742
(1)Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition related contingent consideration, and other non-operating costs.
(2)Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of one of the Company's Mexican subsidiaries.
(3)For the three and six months ended June 30, 2020, our restructuring expenses included costs incurred in conjunction with facility closures, workforce reductions and other related charges. For the three and six months ended June 30, 2019, our restructuring expenses included professional fees and costs incurred in conjunction with facility closures and workforce reductions.

The following tables reflect certain financial information for each of the Company’s reporting segments for the periods presented:

	Three Months Ended June 30, 2020
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$172,625	$48,392	$12,175	$—	$—	$233,192
Intersegment revenues	1,414	—	—	—	(1,414)	—
Cost of revenues	119,163	31,812	8,943	203	(1,414)	158,707
Selling, general, and administrative expenses	12,535	6,918	1,558	12,073	(226)	32,858
Restructuring expenses	1,205	2,077	—	58	—	3,340
Loss (gain) on disposal and impairment of assets	134	(19)	(3)	—	—	112

Adjusted EBITDA	42,341	9,663	1,674	(7,248)	240	46,670

Capital expenditures (1)	$7,474	$3,729	$172	$—	$—	$11,375

	Three Months Ended June 30, 2019
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$212,670	$103,333	$24,818	$—	$—	$340,821
Intersegment revenues	2,545	137	—	—	(2,682)	—
Cost of revenues	143,164	63,543	17,915	366	(2,606)	222,382
Selling, general, and administrative expenses	16,198	10,707	2,273	12,817	—	41,995
Restructuring expenses	213	400	—	2,850	—	3,463
Loss (gain) on disposal and impairment of assets	778	746	(28)	—	—	1,496

Adjusted EBITDA	55,852	29,223	4,629	(7,934)	(56)	81,714

Capital expenditures (1)	$14,715	$9,652	$1,379	$—	$—	$25,746

	Six Months Ended June 30, 2020
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$377,006	$130,256	$32,532	$—	$—	$539,794
Intersegment revenues	3,030	36	—	—	(3,066)	—
Cost of revenues	259,067	84,446	23,218	764	(3,066)	364,429
Selling, general, and administrative expenses	29,584	15,979	3,505	26,394	(226)	75,236
Restructuring expenses	1,205	3,077	—	267	—	4,549
Loss (gain) on disposal and impairment of assets	577	476	(20)	—	—	1,033

Adjusted EBITDA	91,340	29,914	5,807	(16,709)	32	110,384

Capital expenditures (1)	$19,661	$9,596	$547	$—	$—	$29,804

	Six Months Ended June 30, 2019
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$414,334	$193,929	$50,828	$—	$—	$659,091
Intersegment revenues	5,129	466	—	—	(5,595)	—
Cost of revenues	281,072	126,952	37,276	627	(5,462)	440,465
Selling, general, and administrative expenses	33,464	21,453	4,514	26,224	—	85,655
Restructuring expenses	213	400	—	2,850	—	3,463
Loss (gain) on disposal and impairment of assets	1,102	1,417	(55)	—	—	2,464

Adjusted EBITDA	104,927	45,991	9,038	(17,118)	(96)	142,742

Capital expenditures (1)	$32,290	$19,900	$2,863	$—	$—	$55,053

(1)Capital expenditures include payments made for property and equipment, exclusive license agreements, and site acquisition costs. Additionally, capital expenditure amounts for one of the Company’s Mexican subsidiaries, included in the North America segment, are reflected gross of any noncontrolling interest amounts.

Identifiable Assets

	June 30, 2020	December 31, 2019
	(In thousands)
North America	$1,248,045	$1,141,084
Europe & Africa	463,810	511,037
Australia & New Zealand	55,554	60,416
Corporate	42,030	51,421
Total	$1,809,439	$1,763,958

(18) Supplemental Guarantor Financial Information
The 2025 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by Cardtronics plc and certain of its subsidiaries and certain of its future subsidiaries, with the exception of Cardtronics plc’s immaterial subsidiaries and its CFC Subsidiaries (as defined in the indenture to the 2025 Notes). The guarantees of the 2025 Notes by any Guarantor are subject to automatic and customary releases upon: (i) the sale or disposition of all or substantially all of the assets of the Guarantor, (ii) the disposition of sufficient capital stock of the Guarantor so that it no longer qualifies under the Indenture as a restricted subsidiary of the Company, (iii) the designation of the Guarantor as an unrestricted subsidiary in accordance with the Indenture, (iv) the legal or covenant defeasance of the notes or the satisfaction and discharge of the Indenture, (v) the liquidation or dissolution of the Guarantor, or (vi) provided the Guarantor is not wholly-owned by the Company, its ceasing to guarantee other debt of the Company or another Guarantor. A Guarantor may not sell or otherwise dispose of all or substantially all of its properties or assets to, or consolidate with or merge into another company (other than the Company or another Guarantor) unless no default under the Indenture exists and either the successor to the Guarantor assumes its guarantee of the 2025 Notes or the disposition, consolidation, or merger complies with the “Asset Sales” covenant in the Indenture.

On March 2, 2020, the SEC made significant changes to its disclosure requirements relating to registered securities that are guaranteed. The new rules, adopted by the Company in conjunction with its Form 10-Q for the period ended March 31, 2020, changed the form and content of the disclosures, requiring summarized financial information only as of and for the most recently completed fiscal year and subsequent year-to-date interim period. The following information reflects the Condensed Consolidating Statements of Comprehensive (Loss) Income for the three months ended June 30, 2020, the Condensed Consolidating Statements of Comprehensive (Loss) Income for the six months ended June 30, 2020, the Condensed Consolidated Balance Sheets as of June 30, 2020, the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020, and the Summary Financial Information as of and for the year ended December 31, 2019 for: (i) Cardtronics plc, the parent Guarantor of the 2025 Notes (“Parent”), (ii) Cardtronics Inc. and Cardtronics USA, Inc. (“Issuers”), (iii) the 2025 Notes Guarantors (the “Guarantors”), and (iv) the 2025 Notes Non-Guarantors.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30, 2020
	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$143,778	$56,717	$49,230	$(16,533)	$233,192
Operating costs and expenses	5,540	143,939	43,516	59,660	(16,829)	235,826
Loss (gain) on disposal and impairment of assets	—	122	22	(32)	—	112
(Loss) income from operations	(5,540)	(283)	13,179	$(10,398)	$296	$(2,746)
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	11,500	3,311	(1,656)	53	13,208
Loss on extinguishment of convertible notes	—	3,018	—	—	—	3,018
Equity in earnings of subsidiaries	(788)	(8,096)	13,292	10	(4,418)	—
Other (income) expenses	(2,196)	3,604	332	(2,306)	(5,798)	(6,364)
(Loss) income before income taxes	(2,556)	(10,309)	(3,756)	(6,446)	10,459	(12,608)
Income tax (benefit) expense	(635)	(10,311)	1,602	(1,343)	—	(10,687)
Net (loss) income	(1,921)	2	(5,358)	(5,103)	10,459	(1,921)
Net income attributable to noncontrolling interests	—	—	—	—	1	1
Net (loss) income attributable to controlling interests and available to common shareholders	(1,921)	2	(5,358)	(5,103)	10,458	(1,922)
Other comprehensive (loss) income attributable to controlling interest	(1,478)	(1,915)	7,905	48,605	(54,595)	(1,478)
Comprehensive (loss) income attributable to controlling interests	$(3,399)	$(1,913)	$2,547	$43,502	$(44,137)	$(3,400)

	Six Months Ended June 30, 2020
	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$305,168	$134,853	$133,775	$(34,002)	$539,794
Operating costs and expenses	11,336	298,857	104,643	145,661	(34,738)	525,759
Loss on disposal and impairment of assets	—	539	126	368	—	1,033
(Loss) income from operations	(11,336)	5,772	30,084	(12,254)	736	13,002
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	20,102	4,512	(1,614)	115	23,115
Loss on extinguishment of convertible notes	—	3,018	—	—	—	3,018
Equity in earnings of subsidiaries	(13,441)	(25,684)	16,079	251	22,795	—
Other expenses (income)	532	11,300	6,874	(7,844)	(13,397)	(2,535)
Income (loss) before income taxes	1,573	(2,964)	2,619	(3,047)	(8,777)	(10,596)
Income tax (benefit) expense	(2,255)	(12,600)	1,188	(757)	—	(14,424)
Net income (loss)	3,828	9,636	1,431	(2,290)	(8,777)	3,828
Net loss attributable to noncontrolling interests	—	—	—	—	(5)	(5)
Net income (loss) attributable to controlling interests and available to common shareholders	3,828	9,636	1,431	(2,290)	(8,772)	3,833
Other comprehensive (loss) income attributable to controlling interest	(60,981)	(34,422)	12,193	11,868	10,361	(60,981)
Comprehensive (loss) income attributable to controlling interests	$(57,153)	$(24,786)	$13,624	$9,578	$1,589	$(57,148)

Condensed Consolidated Balance Sheets

	As of June 30, 2020
	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$51	$144,977	$50,009	$16,255	$—	$211,292
Restricted cash	—	61,555	3,057	19,760	—	84,372
Accounts and notes receivable, net	—	44,683	18,269	15,930	—	78,882
Other current assets	—	54,207	3,580	39,042	—	96,829
Total current assets	51	305,422	74,915	90,987	—	471,375
Property and equipment, net	—	248,794	49,178	117,762	—	415,734
Intangible assets, net	—	30,032	43,191	20,729	—	93,952
Goodwill	—	445,046	138,121	146,573	—	729,740
Operating lease assets	—	31,794	2,682	27,068	—	61,544
Investments in and advances to subsidiaries	367,785	263,857	191,436	43,963	(867,041)	—
Intercompany receivable	34,633	511,305	537,078	241,606	(1,324,622)	—
Deferred tax asset, net	559	—	(1,072)	16,098	—	15,585
Prepaid expenses, deferred costs, and other noncurrent assets	—	12,778	1,388	7,343	—	21,509
Total assets	$403,028	$1,849,028	$1,036,917	$712,129	$(2,191,663)	$1,809,439

Liabilities and Shareholders' Equity
Current portion of other long-term liabilities	$—	$145,491	$6,088	$28,727	$—	$180,306
Accounts payable and accrued liabilities	286	231,305	54,592	73,228	(15,804)	343,607
Total current liabilities	286	376,796	60,680	101,955	(15,804)	523,913
Long-term debt	—	774,713	—	—	—	774,713
Intercompany payable	94,653	282,214	597,242	350,507	(1,324,616)	—
Asset retirement obligations	—	21,726	1,861	29,207	—	52,794
Operating lease liabilities	—	38,811	1,846	17,757	—	58,414
Deferred tax liability, net	—	38,609	1,363	624	—	40,596
Other long-term liabilities	—	40,904	2,423	7,593	—	50,920
Total liabilities	94,939	1,573,773	665,415	507,643	(1,340,420)	1,501,350
Shareholders' equity	308,089	275,255	371,502	204,486	(851,243)	308,089
Total liabilities and shareholders' equity	$403,028	$1,849,028	$1,036,917	$712,129	$(2,191,663)	$1,809,439

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2020
	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Net cash provided by (used in) operating activities	$22,335	$60,817	$(14,329)	$21,028	$—	$89,851
Additions to property and equipment	—	(18,422)	(3,995)	(7,387)	—	(29,804)
Net cash used in investing activities	—	(18,422)	(3,995)	(7,387)	—	(29,804)
Proceeds from borrowings under revolving credit facility	—	547,130	163,723	36,150	—	747,003
Repayments of borrowings under revolving credit facility	—	(572,530)	(167,350)	(167,260)	—	(907,140)
Proceeds from issuance of term loan facility	—	500,000	—	—	—	500,000
Repurchase of convertible notes	—	(171,173)	—	—	—	(171,173)
Intercompany financing	—	(181,317)	55,166	126,151	—	—
Tax payments related to share-based compensation	(5,751)	—	—	—	—	(5,751)
Proceeds from exercises of stock options	293	—	—	—	—	293
Debt issuance, modification, and redemption costs	—	(18,244)	—	—	—	(18,244)
Repurchase of common shares	(16,873)	—	—	—	—	(16,873)
Payment of contingent consideration	—	—	—	(5,179)	—	(5,179)
Net cash (used in) provided by financing activities	(22,331)	103,866	51,539	(10,138)	—	122,936
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	(469)	(4,319)	—	(4,788)
Net increase (decrease) in cash, cash equivalents, and restricted cash	4	146,261	32,746	(816)	—	178,195
Cash, cash equivalents, and restricted cash as of beginning of period	47	60,271	20,320	36,831	—	117,469
Cash, cash equivalents, and restricted cash as of end of period	$51	$206,532	$53,066	$36,015	$—	$295,664

Summary Prior Year Financial Information

	As of and for the Year Ended December 31, 2019
	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$668,527	$351,330	$402,079	$(72,531)	$1,349,405
(Loss) income from operations	(35,637)	40,733	70,835	10,203	300	86,434
Net income	48,265	20,546	63,952	27,036	(111,534)	48,265
Net income attributable to controlling interests and available to common shareholders	48,265	20,546	63,952	27,036	(111,525)	48,274
Total current assets	46	146,768	41,788	119,919	—	308,521
Total noncurrent assets	452,342	1,225,786	1,488,531	196,625	(1,907,847)	1,455,437
Total current liabilities	814	242,735	66,766	124,069	—	434,384
Total noncurrent liabilities	71,248	805,812	984,556	(24,244)	(888,125)	949,247

(19) Concentration Risk
Significant merchant customers. During the trailing twelve months ended June 30, 2020, the Company derived approximately 22% of its total revenues from ATMs placed at the locations of its top five merchant customers. The Company’s top five merchant customers, none accounting for more than 6% of total revenue for the trailing twelve months ended June 30, 2020, were Alimentation Couche-Tard Inc., Co-operative Food, CVS Caremark Corporation, Speedway LLC, and Walgreens Boots Alliance, Inc. Accordingly, a significant percentage of the Company’s future revenues and operating income will be dependent upon the successful continuation of its relationships with these merchants. As of June 30, 2020, the contracts the Company has with its five largest merchant customers have a weighted average remaining life of approximately 3 years.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provisions thereof. Forward-looking statements can be identified by words such as “project,” “believe,” “estimate,” “expect,” “future,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effect on the Company. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting the Company will be those that are anticipated. All comments concerning the Company’s expectations for future revenues and operating results are based on its estimates for its existing operations and do not include the potential impact of any future acquisitions. The Company’s forward-looking statements involve significant risks and uncertainties (some of which are beyond its control) and assumptions that could cause actual results to differ materially from its historical experience and present expectations or projections. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include:
•the Company's ability to respond to business cycles, seasonality, and other outside factors such as extreme weather, natural disasters, civil unrest or health emergencies, such as the COVID-19 outbreak, that may negatively affect our business;
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
Cardtronics plc provides convenient automated consumer financial services through its network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). We are the world’s largest ATM owner/operator, providing services to over 285,000 ATMs. During the three months ended June 30, 2020, 74% of our total revenues were derived from operations in North America (including our ATM operations in the United States ("U.S."), Canada, and Mexico), 21% of our total revenues were derived from operations in Europe and Africa (including our ATM operations in the United Kingdom ("U.K."), Ireland, Germany, Spain, and South Africa), and 5% of our total revenues were derived from operations in Australia and New Zealand. Included in our network are approximately 198,000 ATMs to which we provided processing only services or various forms of managed services solutions. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.
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
COVID-19 Update
On March 11, 2020, the respiratory virus commonly known as COVID-19 (the “Pandemic”) was declared a pandemic by the World Health Organization, and by late March 2020, there were confirmed cases and deaths from the Pandemic in each of the countries in which we operate. In response, national and local governments instituted various travel restrictions and shelter-in-place orders while generally deeming financial institutions, grocery stores, pharmacies and convenience stores as “critically essential” in providing their services to citizens during this global emergency. Although our primary focus has been and will remain on protecting the health and well-being of our employees and the communities in which we operate, we continue to coordinate with our partners, where possible, to ensure continued and seamless operations of our ATMs.
Certain locations, such as casinos, theme parks, malls, tourist-focused ATMs, education and other ATM sites were closed for all or part of the second quarter of 2020. Many of these locations remain closed to varying degrees as a result of the Pandemic. At the end of June 2020, closed ATMs, including but not limited to ATMs at casinos, theme parks, malls, tourist-focused ATMs, and education locations, represented approximately 8% of our total Company owned ATM fleet, an improvement from the 10% reported at the end of April 2020. Due to the Pandemic, we have experienced decreased transaction volumes of varying degrees across our network, depending on the location. Although same-store transactions have recently improved when compared to transactions volumes in April and May 2020, we expect to continue to see transaction volume declines year over year for the remainder of 2020. The majority of our revenues are transaction volume dependent, therefore, these transaction declines are expected to result in lower third quarter 2020 revenues compared to the same period in 2019 and may continue to impact our results in future periods during 2020 and beyond.

In response to the Pandemic, we have implemented business continuity plans, with most of our employees working from home since March 16, without issue. Certain of our employees continue to perform cash delivery, maintenance and other technical services on site and at certain office and warehouse locations to ensure the continued operations of our ATMs. We have also implemented cost reduction plans and have taken action to manage expenses, reduce capital spending and have suspended our opportunistic share repurchase program to optimize cash flow during the current environment. We continue to actively monitor the situation and may take further actions that could alter our business operations as may be required by national, federal, state or local authorities or that we determine are in the best interests of our employees, customers, partners and shareholders. In spite of the transaction declines that may continue in the remainder of 2020, we anticipate generating positive free cash flows after considering our required capital expenditures. While we are unable to determine or predict the duration, scope or overall impact the Pandemic will have on our business, we have entered into various financing agreements to ensure we have sufficient liquidity to manage our business operations through extended periods of transaction and revenue declines caused by the Pandemic.
During the three months ended June 30, 2020, we entered into a $500 million term loan and used the proceeds and available cash to repay the balance outstanding under our revolving credit agreement and retire a portion of our convertible senior notes. In conjunction with this activity, our revolving credit agreement was amended to provide precautionary covenant relief and to reduce the capacity under our revolving credit facility from $750 million to $600 million, see Part I, Item 1. Financial Statements, Note 9. Long-Term Debt. and Part II, Item 1A - “Risk Factors” - “We are subject to business cycles, seasonality, and other outside factors such as extreme weather, natural disasters or health emergencies, including the recent outbreak of the coronavirus (“COVID-19”) pandemic that has adversely impacted our business, and that may in the future have a material adverse impact on our business.”
Other Recent Trends and Events
Withdrawal transaction and revenue trends - Our two largest markets are the U.S. and U.K., and on a combined basis, these markets represent approximately 80% of our revenues. Our U.S. same-store cash withdrawal transactions decreased by approximately 14% during the three months ended June 30, 2020 when compared to same period in 2019. Our U.K. same-store cash withdrawal transactions decreased by approximately 52% during the three months ended June 30, 2020 when compared to same period in 2019. In both cases, and each of our other jurisdictions, same-store transaction results have been adversely impacted by the Pandemic beginning in mid-March 2020.
Following the momentum we experienced in the latter part of 2019, we saw a strong start to 2020. In the U.S., our same-store withdrawal transactions were up 6% from January through mid-March. However, the Pandemic, and the associated shelter in place orders, began to impact transaction volumes starting in the second week of March, with U.S. same-store transaction volumes decreasing approximately 30-35% year-over-year. These transaction declines improved during the month of April when we noted a modest improvement in withdrawal transaction volumes, correlated with higher unemployment benefits and other government stimulus programs. The improvement continued in May and June as the shelter in place restrictions began to ease in our markets. In the U.S., same-store withdrawal transaction volumes in July 2020 were consistent with the same month of the prior year, a notable improvement from March. In the U.K., during the last week of March through the first week of April, we saw same-store withdrawal transaction volumes decrease approximately 60-65% year-over-year, consistent with overall market volume. These withdrawal transaction declines began to improve slightly later in April and volumes continued to improve throughout May and June. U.K. same-store transaction volumes in July 2020 were down approximately 36% year-over-year, also a notable improvement from early April. We expect these overall trends to continue to recover as governments continue to ease shelter in place restrictions and as consumers become more active.

Results of Operations
The following Consolidated Statements of Operations reflect each line as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three months ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	(In thousands, excluding percentages)
Revenues:
ATM operating revenues	$222,824	95.6%	$323,081	94.8%	$514,678	95.3%	$625,683	94.9%
ATM product sales and other revenues	10,368	4.4	17,740	5.2	25,116	4.7	33,408	5.1
Total revenues	233,192	100.0	340,821	100.0	539,794	100.0	659,091	100.0
Cost of revenues:
Cost of ATM operating revenues (1)	151,084	64.8	208,081	61.1	344,749	63.9	414,239	62.9
Cost of ATM product sales and other revenues	7,623	3.3	14,301	4.2	19,680	3.6	26,226	4.0
Total cost of revenues	158,707	68.1	222,382	65.2	364,429	67.5	440,465	66.8
Operating expenses:
Selling, general, and administrative expenses (2)	32,858	14.1	41,995	12.3	75,236	13.9	85,655	13.0
Restructuring expenses	3,340	1.4	3,463	1.0	4,549	0.8	3,463	0.5
Depreciation and accretion expense	32,072	13.8	33,205	9.7	64,283	11.9	66,178	10.0
Amortization of intangible assets	8,849	3.8	12,591	3.7	17,262	3.2	25,003	3.8
Loss on disposal and impairment of assets	112	—	1,496	0.4	1,033	0.2	2,464	0.4
Total operating expenses	77,231	33.1	92,750	27.2	162,363	30.1	182,763	27.7
(Loss) income from operations	(2,746)	(1.2)	25,689	7.5	13,002	2.4	35,863	5.4
Other expenses:
Interest expense, net	8,809	3.8	6,871	2.0	15,230	2.8	13,514	2.1
Amortization of deferred financing costs and note discount	4,399	1.9	3,330	1.0	7,885	1.5	6,622	1.0
Loss on extinguishment of convertible notes	3,018	1.3	—	—	3,018		—	—
Other (income) expenses	(6,364)	(2.7)	1,456	0.4	(2,535)	(0.5)	(5,751)	(0.9)
Total other expenses	9,862	4.2	11,657	3.4	23,598	4.4	14,385	2.2
(Loss) income before income taxes	(12,608)	(5.4)	14,032	4.1	(10,596)	(2.0)	21,478	3.3
Income tax (benefit) expense	(10,687)	(4.6)	3,565	1.0	(14,424)	(2.7)	6,694	1.0
Net (loss) income	(1,921)	(0.8)	10,467	3.1	3,828	0.7	14,784	2.2
Net income (loss) attributable to noncontrolling interests	1	—	(4)	—	(5)	—	(6)	—
Net (loss) income attributable to controlling interests and available to common shareholders	$(1,922)	(0.8)%	$10,471	3.1%	$3,833	0.7%	$14,790	2.2%

(1)Excludes effects of depreciation, accretion, and amortization of intangible assets, of $32.8 and $38.0 million for the three months ended June 30, 2020 and 2019, respectively, and $64.0 million and $75.0 million for the six months ended June 30, 2020 and 2019, respectively. See Item 1. Financial Statements, Note 1. General and Basis of Presentation – (c) Cost of ATM Operating Revenues Presentation. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues to 14.1% and 11.1% for the three months ended June 30, 2020 and 2019, respectively, and 11.9% and 11.4% for the six months ended June 30, 2020 and 2019, respectively.
(2)Includes share-based compensation expense of $4.8 million and $4.9 million for the three months ended June 30, 2020 and 2019, respectively, and $9.5 million and $9.1 million for the six months ended June 30, 2020 and 2019, respectively.

Key Operating Metrics
The following tables reflect certain key measures that gauge our operating performance for the periods indicated:

	As of June 30,
	2020	% Change	2019
Ending number of transacting ATMs(1):
North America	41,466	(4.4)%	43,381
Europe & Africa	21,020	(12.3)%	23,965
Australia & New Zealand	5,439	(24.8)%	7,235
Total Company-owned(2)	67,925	(8.9)%	74,581

North America	11,401	(19.7)%	14,197
Europe & Africa	143	(49.8)%	285
Total Merchant-owned	11,544	(20.3)%	14,482

Managed Services and Processing:
North America	181,628	(10.6)%	203,146
Australia & New Zealand	1,519	(13.7)%	1,761
Total Managed services and processing(2)	183,147	(10.6)%	204,907

Total ending number of transacting ATMs	262,616	(10.7)%	293,970

(1)The ending number of transacting ATMs presented in the table above includes only those ATMs transacting during the months of June 2020 and 2019. The 2020 counts do not include ATMs at casinos, theme parks, malls, education facilities, tourist-focused sites and other ATM sites that were temporarily closed during June 2020 as a result of the Pandemic. The Company estimates, that during the month of June 2020, approximately 23,000 ATMs were not transacting due to the Pandemic including approximately 6,000, 2,000, and 15,000 in the Company-owned, Merchant-owned, and Managed services and processing, respectively.
(2)Company-owned ATMs that are deployed under managed services agreements are classified under Managed services and processing.

	Three months ended June 30,			Six Months Ended June 30,
	2020	% Change	2019	2020	% Change	2019
Average number of transacting ATMs(1):
North America	41,782	(3.5)%	43,286	42,592	(1.2)%	43,124
Europe & Africa	21,707	(9.1)	23,884	22,621	(5.0)	23,823
Australia & New Zealand	5,166	(31.4)	7,536	5,886	(22.9)	7,636
Total Company-owned (2)	68,655	(8.1)	74,706	71,099	(4.7)	74,583

North America	10,669	(24.9)	14,215	11,892	(15.6)	14,094
Europe & Africa	167	n/m	244	195	(17.4)	236
Total Merchant-owned	10,836	(25.1)	14,459	12,087	(15.7)	14,330

Managed Services and Processing:
North America (3)	171,881	0.8	170,600	182,511	17.1	155,910
Australia & New Zealand	1,588	(8.0)	1,727	1,395	(20.2)	1,749
Total Managed services and processing (4)	173,469	0.7	172,327	183,906	16.6	157,659

Total average number of transacting ATMs	252,960	(3.3)	261,492	267,092	8.3	246,572

Total transactions (in thousands):
ATM operations	193,776	(38.0)	312,527	456,824	(26.0)	617,055
Managed services and processing, net	255,780	(24.8)	340,043	579,324	(6.3)	618,432
Total transactions (4)	449,556	(31.1)	652,570	1,036,148	(16.1)	1,235,487

Total cash withdrawal transactions (in thousands):
ATM operations (4)	119,223	(42.5)	207,345	292,635	(28.3)	408,033

Per ATM per month amounts (excludes managed services and processing):
Cash withdrawal transactions (4)	500	(35.5)	775	586	(23.4)	765

ATM operating revenues (5)	$848	(23.7)	$1,111	$937	(13.2)	$1,080
Cost of ATM operating revenues (5) (6)	596	(18.0)	727	652	(10.6)	729
ATM adjusted operating gross profit (5)(6)	$252	(34.4)%	$384	$285	(18.8)%	$351

ATM adjusted operating gross profit margin	29.7%		34.6%	30.4%		32.5%
(1)The average number of transacting ATMs presented above represents an average of the ATMs transacting in the respective months of 2020 and 2019. The 2020 counts do not include ATMs at casinos, theme parks, malls, education facilities, tourist-focused sites and other ATM sites that were temporarily closed and not transacting during 2020 as a result of the Pandemic.
(2)Company-owned ATMs that are deployed under managed services agreements are classified under Managed services and processing
(3)In May 2019, the Company completed the acquisition of ATM processing contracts providing transaction processing services for approximately 62,000 ATMs.
(4)Total transactions, total cash withdrawal transactions, and total transactions per ATM per month were adversely impacted by the Pandemic.
(5)ATM operating revenues and Cost of ATM operating revenues relating to managed services, processing, ATM equipment sales, and other ATM-related services are not included in this calculation.

(6)Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is reported separately in the Consolidated Statements of Operations. For additional information, see Item 1. Financial Statements, Note 1. General and Basis of Presentation – (c) Cost of ATM Operating Revenues Presentation.

Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, excluding percentages)
North America
ATM operating revenues	$165,057	$199,536	(17.3)%	$358,298	$390,582	(8.3)%
ATM product sales and other revenues	8,982	15,679	(42.7)	21,738	28,881	(24.7)
North America total revenues	174,039	215,215	(19.1)	380,036	419,463	(9.4)
Europe & Africa
ATM operating revenues	47,088	101,501	(53.6)	127,046	190,179	(33.2)
ATM product sales and other revenues	1,304	1,969	(33.8)	3,246	4,216	(23.0)
Europe & Africa total revenues	48,392	103,470	(53.2)	130,292	194,395	(33.0)
Australia & New Zealand
ATM operating revenues	12,093	24,726	(51.1)	32,400	50,517	(35.9)
ATM product sales and other revenues	82	92	(10.9)	132	311	(57.6)
Australia & New Zealand total revenues	12,175	24,818	(50.9)	32,532	50,828	(36.0)

Eliminations	(1,414)	(2,682)	(47.3)	(3,066)	(5,595)	(45.2)

Total ATM operating revenues	222,824	323,081	(31.0)	514,678	625,683	(17.7)
Total ATM product sales and other revenues	10,368	17,740	(41.6)	25,116	33,408	(24.8)
Total revenues	$233,192	$340,821	(31.6)%	$539,794	$659,091	(18.1)%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
ATM operating revenues. ATM operating revenues, during the three months ended June 30, 2020, decreased $100.3 million, or 31.0%, compared to the same period of 2019. Absent foreign currency exchange rate movements, ATM operating revenues would have decreased $96.6 million or 29.9% primarily due to the impacts of the Pandemic that resulted in lower transaction volumes. The decrease in revenue was partially offset by growth in the bank-branding and surcharge free network revenues in North America.

The following table details, by segment, the changes in the various components of ATM operating revenues:

	Three Months Ended June 30,
	2020	2019	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$63,004	$88,234	$(25,230)	(28.6)%
Interchange revenues	27,785	34,286	(6,501)	(19.0)
Bank-branding and surcharge-free network revenues	52,474	48,538	3,936	8.1
Managed services and processing revenues	21,794	28,478	(6,684)	(23.5)
North America total ATM operating revenues	165,057	199,536	(34,479)	(17.3)
Europe & Africa
Surcharge revenues	17,472	44,427	(26,955)	(60.7)
Interchange revenues	28,366	54,423	(26,057)	(47.9)
Bank-branding and surcharge-free network revenues	358	483	(125)	—
Managed services and processing revenues	892	2,168	(1,276)	(58.9)
Europe & Africa total ATM operating revenues	47,088	101,501	(54,413)	(53.6)
Australia & New Zealand
Surcharge revenues	8,343	19,776	(11,433)	(57.8)
Interchange revenues	594	1,198	(604)	(50.4)
Managed services and processing revenues	3,156	3,752	(596)	(15.9)
Australia & New Zealand total ATM operating revenues	12,093	24,726	(12,633)	(51.1)
Eliminations	(1,414)	(2,682)	1,268	(47.3)

Total ATM operating revenues	$222,824	$323,081	$(100,257)	(31.0)%
North America. For the three months ended June 30, 2020, ATM operating revenues in our North America segment decreased $34.5 million, or 17.3%, compared to the same period of 2019 due to the impacts of the Pandemic that resulted in lower transaction volumes driving lower surcharge and interchange revenues as well as lower managed services and processing revenues. The decrease in revenues was partially offset by growth in the bank-branding and surcharge free network revenues in North America, driven by the addition of new branding arrangements and new issuers to the Allpoint Network.
Europe & Africa. For the three months ended June 30, 2020, ATM operating revenues in our Europe & Africa segment decreased $54.4 million, or 53.6% compared to the same period of 2019. Absent the foreign currency exchange rate movements, our ATM operating revenues would have decreased by $52.1 million, or 51.4%, primarily due to the impacts of the Pandemic that resulted in lower transaction volumes driving lower surcharge and interchange revenues as well as lower managed services and processing revenues. The travel restrictions associated with the Pandemic also resulted in lower dynamic currency conversion revenues (recognized within surcharge revenues) of approximately $8.7 million. These declines were partially offset by an increase in revenues attributable to an increase in the number of transacting ATMs in South Africa.
Australia & New Zealand. For the three months ended June 30, 2020, ATM operating revenues in our Australia & New Zealand segment decreased $12.6 million, or 51.1%, compared to the same period of 2019. Absent the foreign currency exchange rate movements, our ATM operating revenues would have decreased by $11.9 million, or 48.1%, primarily due to a reduction in the number of transacting ATMs and the impacts of the Pandemic that resulted in lower transaction volumes driving lower surcharge and interchange revenues as well as lower managed services and processing revenues.

ATM product sales and other revenues. For the three months ended June 30, 2020, ATM product sales and other revenues decreased $7.4 million, or 41.6%, compared to the same period of 2019. The decrease was primarily related to lower equipment sales in the U.S. and lower ATM servicing fees in the U.S. and U.K. as a result of the Pandemic.
For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures, below. In addition, see Factors Impacting Comparability Between Periods, below.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

ATM operating revenues. ATM operating revenues, during the six months ended June 30, 2020, decreased $111.0 million, or 17.7%, compared to the same period of 2019. Absent foreign currency exchange rate movements, ATM operating revenues would have decreased $103.8 million or 16.6% primarily due to the impacts of the Pandemic that resulted in lower transaction volumes. The decrease in revenue was partially offset by growth in bank-branding and surcharge-free network revenues in North America.

The following table details, by segment, the changes in the various components of ATM operating revenues:

	Six Months Ended June 30,
	2020	2019	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$143,239	$173,344	$(30,105)	(17.4)%
Interchange revenues	59,395	68,665	(9,270)	(13.5)
Bank-branding and surcharge-free network revenues	106,242	94,411	11,831	12.5
Managed services and transaction processing revenues	49,422	54,162	(4,740)	(8.8)
North America total ATM operating revenues	358,298	390,582	(32,284)	(8.3)
Europe & Africa
Surcharge revenues	50,068	75,472	(25,404)	(33.7)
Interchange revenues	73,363	109,731	(36,368)	(33.1)
Bank-branding and surcharge-free network revenues	705	483	222	—
Managed services and processing revenues	2,910	4,493	(1,583)	(35.2)
Europe & Africa total ATM operating revenues	127,046	190,179	(63,133)	(33.2)
Australia & New Zealand
Surcharge revenues	24,288	40,444	(16,156)	(39.9)
Interchange revenues	1,467	2,501	(1,034)	(41.3)
Managed services and transaction processing revenues	6,645	7,572	(927)	(12.2)
Australia & New Zealand total ATM operating revenues	32,400	50,517	(18,117)	(35.9)
Eliminations	(3,066)	(5,595)	2,529	(45.2)
Total ATM operating revenues	$514,678	$625,683	$(111,005)	(17.7)%

North America. For the six months ended June 30, 2020, ATM operating revenues in our North America segment decreased $32.3 million, or 8.3%, compared to the same period of 2019 due to the impacts of the Pandemic that resulted in lower transaction volumes driving lower surcharge and interchange revenues as well as lower managed services and processing revenues. The decrease in revenues was partially offset by growth in the bank-branding and surcharge free network revenues in North America, driven by the addition of new branding arrangements and new issuers to the Allpoint Network.

Europe & Africa. For the six months ended June 30, 2020, ATM operating revenues in our Europe & Africa segment decreased $63.1 million, or 33.2%, compared to the same period of 2019. Absent the foreign currency exchange rate movements, our ATM operating revenues would have decreased by $59.1 million, or 31.1%, primarily due to the impacts of the Pandemic that resulted in lower transaction volumes driving lower surcharge and interchange revenues as well as managed services and processing revenues. The travel restrictions associated with the Pandemic also resulted in lower dynamic currency conversion revenues (recognized within surcharge revenues) of approximately $9.7 million. The decrease is also due to the removal of ATMs in response to the two 5% decreases in the LINK interchange rate in the U.K., that came into effect on July 1, 2018 and January 1, 2019. These declines were partially offset by revenue growth driven by an increase in the number of transacting ATMs and the associated transaction activity in South Africa.
Australia & New Zealand. For the six months ended June 30, 2020, ATM operating revenues in our Australia & New Zealand segment decreased $18.1 million, or 35.9%, compared to the same period of 2019. Absent the foreign currency exchange rate movements, our ATM operating revenues would have decreased 15.8 million, or 31.2% primarily due to a reduction in the number of transacting ATMs and the impacts of the Pandemic that resulted in lower transaction volumes driving lower surcharge and interchange revenues as well as lower managed services and processing revenues.
ATM product sales and other revenues. For the six months ended June 30, 2020, ATM product sales and other revenues decreased $8.3 million, or 24.8%, compared to the same period of 2019. The decrease was primarily related to lower equipment sales in the U.S. and lower ATM servicing fees in the U.S. and U.K. as a result of the Pandemic.
For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures, below. In addition, see Factors Impacting Comparability Between Periods, below.
Cost of Revenues (exclusive of depreciation, accretion, and amortization of intangible assets)

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, excluding percentages)
North America
Cost of ATM operating revenues	$111,846	$130,125	(14.0)%	$240,684	$257,275	(6.4)%
Cost of ATM product sales and other revenues	7,317	13,039	(43.9)	18,383	23,797	(22.8)
North America total cost of revenue	119,163	143,164	(16.8)	259,067	281,072	(7.8)
Europe & Africa
Cost of ATM operating revenues	31,636	62,543	(49.4)	83,426	125,096	(33.3)
Cost of ATM product sales and other revenues	176	1,000	(82.4)	1,020	1,856	(45.0)
Europe & Africa total cost of revenues	31,812	63,543	(49.9)	84,446	126,952	(33.5)
Australia & New Zealand
Cost of ATM operating revenues	8,813	17,653	(50.1)	22,941	36,703	(37.5)
Cost of ATM product sales and other revenues	130	262	(50.4)	277	573	(51.7)
Australia & New Zealand total cost of revenues	8,943	17,915	(50.1)	23,218	37,276	(37.7)
Corporate total cost of revenues	203	366	(44.5)	764	627	21.9

Eliminations	(1,414)	(2,606)	(45.7)	(3,066)	(5,462)	(43.9)

Cost of ATM operating revenues	151,084	208,081	(27.4)	344,749	414,239	(16.8)
Cost of ATM product sales and other revenues	7,623	14,301	(46.7)	19,680	26,226	(25.0)
Total cost of revenues	$158,707	$222,382	(28.6)%	$364,429	$440,465	(17.3)%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) during the three months ended June 30, 2020 decreased $57.0 million, or 27.4%, compared to the same period of 2019. Absent foreign currency exchange rate movements, our Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) decreased $54.6 million, or 26.2%. This decrease is consistent with the decline in revenues due to the Pandemic that resulted in lower transaction volumes and the reduced cost of operations across all of our segments related to our temporary salary reductions and restructuring activities.
The following table details, by segment, the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Three Months Ended June 30,
	2020	2019	Change	% Change
	(In thousands, excluding percentages)
North America
Merchant commissions	$50,591	$63,228	$(12,637)	(20.0)%
Vault cash rental	10,558	12,509	(1,951)	(15.6)
Other costs of cash	18,781	15,182	3,599	23.7
Repairs and maintenance	12,160	13,298	(1,138)	(8.6)
Communications	3,216	2,734	482	17.6
Transaction processing	1,161	2,344	(1,183)	(50.5)
Employee costs	5,827	7,880	(2,053)	(26.1)
Other expenses	9,552	12,950	(3,398)	(26.2)
North America total cost of ATM operating revenues	111,846	130,125	(18,279)	(14.0)
Europe & Africa
Merchant commissions	11,183	24,182	(12,999)	(53.8)
Vault cash rental	2,666	3,833	(1,167)	(30.4)
Other costs of cash	3,642	6,381	(2,739)	(42.9)
Repairs and maintenance	2,027	3,369	(1,342)	(39.8)
Communications	2,559	2,906	(347)	(11.9)
Transaction processing	3,171	5,688	(2,517)	(44.3)
Employee costs	5,888	10,759	(4,871)	(45.3)
Other expenses	500	5,425	(4,925)	(90.8)
Europe & Africa total cost of ATM operating revenues	31,636	62,543	(30,907)	(49.4)
Australia & New Zealand
Merchant commissions	3,411	9,656	(6,245)	(64.7)
Vault cash rental	998	1,727	(729)	(42.2)
Other costs of cash	1,111	1,765	(654)	(37.1)
Repairs and maintenance	1,272	1,800	(528)	(29.3)
Communications	391	649	(258)	(39.8)
Transaction processing	485	482	3	0.6
Employee costs	752	1,133	(381)	(33.6)
Other expenses	393	441	(48)	(10.9)
Australia & New Zealand total cost of ATM operating revenues	8,813	17,653	(8,840)	(50.1)
Corporate	203	366	(163)	(44.5)
Eliminations	(1,414)	(2,606)	1,192	(45.7)
Total cost of ATM operating revenues	$151,084	$208,081	$(56,997)	(27.4)%

North America. For the three months ended June 30, 2020, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our North America segment decreased $18.3 million, or 14.0%, compared to the same period of 2019. This decline was primarily due to the Pandemic that resulted in lower transaction volumes driving lower merchant commissions, vault cash rental fees and other operating costs. The decrease was also due to lower employee costs and other costs due to our restructuring activities and the temporary salary reductions implemented during the three months ended June 30, 2020 partially offset by an increase in other cost of cash related to higher armored costs to ensure cash availability and higher cash losses in the U.S.
Europe & Africa. For the three months ended June 30, 2020, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Europe & Africa segment decreased by $30.9 million, or 49.4%, compared to the same period of 2019. Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) decreased $29.5 million or 47.2%. This decrease was due to the Pandemic that resulted in lower transaction volumes driving lower merchant commissions, vault cash rental fees and other operating costs. The decrease was also due to the closure of certain cash management facilities as part of our restructuring activities and lower employee costs due to the temporary salary reductions implemented during the three months ended June 30, 2020. In addition, the U.K. Supreme Court eliminated our obligation to pay business rate taxes to certain local authorities that resulted in a decrease in the Other expenses line within the Cost of ATM operating revenues.
Australia & New Zealand. For the three months ended June 30, 2020, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Australia & New Zealand segment decreased $8.8 million, or 50.1%, compared to the same period of 2019. Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) decreased $8.3 million or 47.0%. This decline was primarily due to the Pandemic that resulted in lower transaction volumes driving lower merchant commissions, vault cash rental fees, armored car services and other operating costs. The decrease was also due to lower employee costs due to the temporary salary reductions implemented during the three months ended June 30, 2020.
Cost of ATM product sales and other revenues. For the three months ended June 30, 2020, our cost of ATM product sales and other revenues decreased 46.7% from the same period of 2019. The decrease was primarily related to lower equipment sales in the U.S. and lower ATM servicing costs in the U.S. and U.K. as a result of the Pandemic.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) during the six months ended June 30, 2020 decreased $69.5 million, or 16.8%, compared to the same period of 2019. Absent foreign currency exchange rate movements, our Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) decreased $64.6 million, or 15.6%. This decrease is consistent with the decline in revenues due to the Pandemic that resulted in lower transaction volumes and the reduced cost of operations across all of our segments related to our temporary salary reductions and restructuring activities.
The following table details, by segment, the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Six Months Ended June 30,
	2020	2019	Change	% Change
	(In thousands, excluding percentages)
North America
Merchant commissions	$111,402	$125,478	$(14,076)	(11.2)%
Vault cash rental	21,872	24,748	(2,876)	(11.6)
Other costs of cash	34,835	30,798	4,037	13.1
Repairs and maintenance	25,633	25,751	(118)	(0.5)
Communications	6,640	6,452	188	2.9
Transaction processing	2,892	3,754	(862)	(23.0)
Employee costs	14,557	15,582	(1,025)	(6.6)
Other expenses	22,853	24,712	(1,859)	(7.5)
North America total cost of ATM operating revenues	240,684	257,275	(16,591)	(6.4)
Europe & Africa
Merchant commissions	30,494	47,610	(17,116)	(36.0)
Vault cash rental	6,191	7,432	(1,241)	(16.7)
Other costs of cash	8,366	12,262	(3,896)	(31.8)
Repairs and maintenance	5,205	7,469	(2,264)	(30.3)
Communications	5,172	5,881	(709)	(12.1)
Transaction processing	7,116	11,140	(4,024)	(36.1)
Employee costs	15,105	21,749	(6,644)	(30.5)
Other expenses	5,777	11,553	(5,776)	(50.0)
Europe & Africa total cost of ATM operating revenues	83,426	125,096	(41,670)	(33.3)
Australia & New Zealand
Merchant commissions	10,923	19,898	(8,975)	(45.1)
Vault cash rental	2,304	3,756	(1,452)	(38.7)
Other costs of cash	2,351	3,549	(1,198)	(33.8)
Repairs and maintenance	2,931	3,788	(857)	(22.6)
Communications	809	1,401	(592)	(42.3)
Transaction processing	1,097	996	101	10.1
Employee costs	1,675	2,342	(667)	(28.5)
Other expenses	851	973	(122)	(12.5)
Australia & New Zealand total cost of ATM operating revenues	22,941	36,703	(13,762)	(37.5)
Corporate	764	627	137	21.9
Eliminations	(3,066)	(5,462)	2,396	(43.9)
Total cost of ATM operating revenues	$344,749	$414,239	$(69,490)	(16.8)%

North America. For the six months ended June 30, 2020, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our North America segment decreased $16.6 million, or 6.4%, compared to the same period of 2019. This decline was primarily due to the Pandemic that resulted in lower transaction volumes driving lower merchant commissions, vault cash rental fees and other operating costs. The decrease was also due to lower employee costs and other costs due to our restructuring activities and the temporary salary reductions implemented during the three months ended June 30, 2020 partially offset by an increase in other cost of cash related to higher armored costs to ensure cash availability and higher cash losses in the U.S.

Europe & Africa. For the six months ended June 30, 2020, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Europe & Africa segment decreased by $41.7 million, or 33.3%, compared to the same period of 2019. Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) decreased $39.2 million or 31.3%. This decrease was due to the Pandemic that resulted in lower transaction volumes driving lower merchant commissions, vault cash rental fees and other operating costs. The decrease was also due to the closure of certain cash management facilities as part of our restructuring activities and lower employee costs due to the temporary salary reductions implemented during the three months ended June 30, 2020. In addition, the U.K. Supreme Court eliminated our obligation to pay business rate taxes to certain local authorities that resulted in a decrease in the Other expenses line within the Cost of ATM operating revenues.
Australia & New Zealand. For the six months ended June 30, 2020, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Australia & New Zealand segment decreased $13.8 million, or 37.5%, compared to the same period of 2019. Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) decreased $12.1 million or 33.0%. This decline was primarily due to the Pandemic that resulted in lower transaction volumes driving lower merchant commissions, vault cash rental fees, armored car services and other operating costs. The decrease was also due to lower employee costs due to the temporary salary reductions implemented during the three months ended June 30, 2020.
Cost of ATM product sales and other revenues. For the six months ended June 30, 2020, our cost of ATM product sales and other revenues decreased 25.0% compared to the same period of 2019. The decrease was primarily related to lower equipment sales in the U.S. and lower ATM servicing costs in the U.S. and U.K. as a result of the Pandemic.
For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.
Selling, General, and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, excluding percentages)
Selling, general, and administrative expenses	$28,054	$37,111	(24.4)%	$65,784	$76,548	(14.1)%
Share-based compensation expense	4,804	4,884	(1.6)	9,452	9,107	3.8
Total selling, general, and administrative expenses	$32,858	$41,995	(21.8)%	$75,236	$85,655	(12.2)%

Percentage of total revenues:
Selling, general, and administrative expenses	12.0%	10.9%		12.2%	11.6%
Share-based compensation expense	2.1	1.4		1.8	1.4
Total selling, general, and administrative expenses	14.1%	12.3%		13.9%	13.0%
Selling, general, and administrative expenses (“SG&A expenses”), excluding share-based compensation expense. For the three and six months ended June 30, 2020, SG&A expenses, excluding share-based compensation expense, decreased $9.1 million, or 24.4%, and 10.8 million, or 14.1%, respectively, compared to the same period of 2019. These decreases were primarily a result of lower employee compensation costs due to temporary salary reductions, restructuring activities and lower incentive compensation costs as well as lower professional fees and other cost reductions implemented as a result of the Pandemic.
Share-based compensation expense. For the three and six months ended June 30, 2020, share-based compensation expense decreased $0.1 million and increased $0.3 million, respectively, compared to the same period of 2019 as a result of the amount, timing and terms of share-based payment awards granted during the periods, net of estimated forfeitures. For additional information related to share-based compensation expense, see Item 1. Financial Statements, Note 4. Share-based Compensation.

Restructuring Expenses
For the three and six months ended June 30, 2020, we continued certain corporate reorganization and cost reduction initiatives that began in 2019. In addition, we implemented additional cost reduction measures during the three months ended June 30, 2020 in response to the impacts of the Pandemic. During the three and six months ended June 30, 2020, we incurred $3.3 million and $4.5 million, respectively, of pre-tax expenses related to these restructuring activities that primarily included facility closures, workforce reductions and other related charges.
For additional information, see Item 1. Financial Statements, Note 1. General and Basis of Presentation – (d) Restructuring Expenses.

Depreciation and Accretion Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, excluding percentages)
Depreciation and accretion expense	$32,072	$33,205	(3.4)%	$64,283	$66,178	(2.9)%

Percentage of total revenues	13.8%	9.7%		11.9%	10.0%
Depreciation and accretion expense. For the three and six months ended June 30, 2020, depreciation and accretion expense decreased $1.1 million or 3.4%, and $1.9 million, or 2.9%, respectively, compared to the same periods of 2019 due to the amount and timing of capital additions in the ordinary course of business and the fluctuation in foreign currency.
Amortization of Intangible Assets

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, excluding percentages)
Amortization of intangible assets	$8,849	$12,591	(29.7)%	$17,262	$25,003	(31.0)%

Percentage of total revenues	3.8%	3.7%		3.2%	3.8%
Amortization of intangible assets. For the three and six months ended June 30, 2020, amortization of intangible assets decreased by $3.7 million, or 29.7%, and $7.7 million or 31.0% compared to the same period of 2019 primarily due to the timing of the related intangible assets becoming fully amortized.
Loss on Disposal and Impairment of Assets

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, excluding percentages)
Loss on disposal and impairment of assets	$112	$1,496	(92.5)%	$1,033	$2,464	(58.1)%

Percentage of total revenues	—%	0.4%		0.2%	0.4%
Loss on disposal and impairment of assets. The losses recognized during the three and six months ended June 30, 2020 and 2019 primarily related to the disposal of ATM assets in the normal course of business.

Interest Expense, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, excluding percentages)
Interest expense, net	$8,809	$6,871	28.2%	$15,230	$13,514	12.7%

Percentage of total revenues	3.8%	2.0%		2.8%	2.1%
Interest expense, net. For the three months and six months ended June 30, 2020, Interest expense, net, increased $1.9 million, or 28.2%, and $1.7 million, or 12.7%, respectively, compared to the same period of 2019. This increase was attributable to a comparatively higher average outstanding debt balance on our revolving credit facility during the period. For additional information related to our outstanding borrowings, see Item 1. Financial Statements, Note 9. Long-Term Debt.
Other (income) expenses
During the three and six months ended June 30, 2020, we incurred a net gain in the Other income (expenses) line in the Consolidated Statements of Operations of $6.4 million and $2.5 million, respectively, primarily attributable to foreign currency translation adjustments, a net gain in terminating derivative contracts and to revise the estimated fair value of the acquisition related contingent consideration liability partially offset by other non-operating costs.
Income Tax (Benefit) Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, excluding percentages)
Income tax (benefit) expense	$(10,687)	$3,565	n/m	$(14,424)	$6,694	n/m

Effective tax rate	84.8%	25.4%		136.1%	31.2%
Income tax (benefit) expense. Our income tax benefit for the three months ended June 30, 2020 totaled $10.7 million resulting in an effective tax rate of 84.8%, compared to an expense of $3.6 million, and an effective tax rate of 25.4%, for the same period of 2019. The Company’s income tax benefit for the six months ended June 30, 2020 totaled $14.4 million resulting in an effective tax rate of 136.1%, compared to an expense of $6.7 million, and an effective tax rate of 31.2%, for the same period of 2019.
The decrease in the tax expense for the three months ended June 30, 2020, compared to the same period of 2019, was primarily attributable to the pre-tax losses incurred in the three months ended June 30, 2020, compared to the pre-tax income in the same period of 2019. The decrease in the tax expense for the six months ended June 30, 2020, compared to the same period of 2019, was attributable to the pre-tax loss incurred during the six months ended June 30, 2020 and to a non-recurring benefit from the carry back of net operating losses to prior tax years at the higher 35% U.S. tax rate, compared to the current tax rate of 21%, as a result of recent changes in U.S. tax law. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law in the U.S., which provided for an elective five-year carryback of net operating losses (NOLs) generated in taxable years beginning after December 31, 2017 and before January 1, 2021. As a result of this change in law and since the Company incurred net operating losses in 2018, the Company plans to carry back these 2018 losses to prior periods and expects to receive refunds of taxes paid at higher rates in earlier periods.
Factors Impacting Comparability Between Periods
COVID-19 pandemic. As discussed in our COVID-19 Update, Other Recent trends and Events and our Results of Operations above, during the three and six months ended June 30, 2020, the Pandemic has had a significant impact on our operating results.
Foreign currency exchange rates. Our reported financial results are subject to fluctuations in foreign currency exchange rates. We estimate that the year-over-year fluctuation of the currencies in the markets in which we operate relative to the U.S. dollar caused our reported total revenues to be lower by approximately $3.8 million and $7.5 million, respectively, during the three and six months ended June 30, 2020.

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

EBITDA and Adjusted EBITDA
EBITDA adds net interest expense, income tax expense (benefit), depreciation and accretion, amortization of deferred financing costs and note discounts, amortization of intangible assets, and certain costs not anticipated to occur in future periods to net income. Adjusted EBITDA excludes the items excluded from EBITDA as well as share-based compensation expense, certain other income and expense amounts, acquisition related expenses, gains or losses on disposal and impairment of assets, certain non-operating expenses, (if applicable in a particular period), our obligation for the payment of income taxes, net interest expense, and other obligations such as capital expenditures, and includes an adjustment for noncontrolling interests. Depreciation and accretion expense and amortization of intangible assets are excluded from Adjusted EBITDA and Adjusted EBITDA margins as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired.
Adjusted Net Income, Adjusted Net Income per Diluted Share, and Adjusted Tax Rate
Adjusted Net Income represents net income computed in accordance with U.S. GAAP, before amortization of intangible assets and deferred financing costs, gains or losses on disposal and impairment of assets, share-based compensation expense, certain other income and expense amounts, acquisition related expenses, certain non-operating expenses, and (if applicable in a particular period) certain costs not anticipated to occur in future periods (together, the “Adjustments”). The non-GAAP tax rate used to calculate Adjusted Net Income was approximately (3.8)% and 18.5% for the three and six months ended June 30, 2020, respectively, and 22.7% and 23.2% for the three and six months ended June 30, 2019 respectively. The non-GAAP tax rates represent the GAAP tax rate for the period as adjusted by the estimated tax impact of the items adjusted from the measure. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by weighted average diluted shares outstanding.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income attributable to controlling interests and available to common shareholders	$(1,922)	$10,471	$3,833	$14,790
Adjustments:
Interest expense, net	8,809	6,871	15,230	13,514
Amortization of deferred financing costs and note discount	4,399	3,330	7,885	6,622
Loss on extinguishment of convertible notes	3,018	—	3,018	—
Income tax (benefit) expense	(10,687)	3,565	(14,424)	6,694
Depreciation and accretion expense	32,072	33,205	64,283	66,178
Amortization of intangible assets	8,849	12,591	17,262	25,003
EBITDA	44,538	70,033	97,087	132,801

Add back:
Loss on disposal and impairment of assets	112	1,496	1,033	2,464
Other (income) expenses (1)	(6,364)	1,456	(2,535)	(5,751)
Noncontrolling interests (2)	15	16	28	31
Share-based compensation expense	5,029	5,250	10,222	9,734
Restructuring expenses (3)	3,340	3,463	4,549	3,463
Adjusted EBITDA	46,670	81,714	110,384	142,742
Less:
Depreciation and accretion expense (4)	32,072	33,205	64,283	66,178
Interest expense, net	8,809	6,871	15,230	13,514
Adjusted pre-tax income	5,789	41,638	30,871	63,050
Income tax (benefit) expense (5)	(219)	9,452	5,700	14,634
Adjusted Net Income	$6,008	$32,186	$25,171	$48,416

Adjusted Net Income per share – basic	$0.14	$0.70	$0.56	$1.05
Adjusted Net Income per share – diluted (6)	$0.13	$0.69	$0.55	$1.04

Weighted average shares outstanding – basic	44,465,183	46,180,161	44,597,504	46,201,842
Weighted average shares outstanding – diluted (6)	45,080,873	46,601,488	45,441,787	46,620,147
(1)Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition related contingent consideration, and other non-operating costs.
(2)Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of one of the Company's Mexican subsidiaries.
(3)For the three and six months ended June 30, 2020, our restructuring expenses included costs incurred in conjunction with facility closures, workforce reductions and other related charges. For the three and six months ended June 30, 2019, our restructuring expenses included professional fees and costs incurred in conjunction with facility closures and workforce reductions.
(4)Amounts exclude a portion of the expenses incurred by one of the Company's Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.
(5)For the three and six month periods ended June 30, 2020 and 2019, the non-GAAP tax rates used to calculate Adjusted Net Income were (3.8)% and 18.5%, respectively. For the three and six month periods ended June 30, 2019, the non-GAAP tax rates used to calculate Adjusted Net Income were 22.7% and 23.2%, respectively. The non-Gaap tax rates represent the Company’s GAAP tax rates adjusted for the net tax effects related to the items excluded from Adjusted Net Income.

(6)During the three months ended June 30, 2020, the Company reported a positive Adjusted Net Income. The shares used to calculate Adjusted Net Income per diluted share, for the three months ended June 30, 2020, are different than the diluted shares used to calculate the GAAP net loss per diluted share. The Adjusted Net Income per diluted share is calculated using the weighted average diluted shares that would have been used to calculate the GAAP Net Income per dilutive share if a positive GAAP Net Income amount had been reported during the three months ended June 30, 2020.

Reconciliation of U.S. GAAP Revenue to Constant-Currency Revenue
(in thousands, excluding percentages)

Consolidated revenue:	Three Months Ended June 30,
	2020			2019	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$222,824	$3,624	$226,448	$323,081	(31.0)%	(29.9)%
ATM product sales and other revenues	10,368	196	10,564	17,740	(41.6)	(40.5)
Total revenues	$233,192	$3,820	$237,012	$340,821	(31.6)%	(30.5)%

	Six Months Ended June 30,
	2020			2019	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$514,678	$7,194	$521,872	$625,683	(17.7)%	(16.6)%
ATM product sales and other revenues	25,116	331	25,447	33,408	(24.8)	(23.8)
Total revenues	$539,794	$7,525	$547,319	$659,091	(18.1)%	(17.0)%

North America revenue:	Three Months Ended June 30,
	2020			2019	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$165,057	$593	$165,650	$199,536	(17.3)%	(17.0)%
ATM product sales and other revenues	8,982	67	9,049	15,679	(42.7)	(42.3)
Total revenues	$174,039	$660	$174,699	$215,215	(19.1)%	(18.8)%

	Six Months Ended June 30,
	2020			2019	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$358,298	$828	359,126	$390,582	(8.3)%	(8.1)%
ATM product sales and other revenues	21,738	125	21,863	28,881	(24.7)	(24.3)
Total revenues	$380,036	$953	$380,989	$419,463	(9.4)%	(9.2)%

Europe & Africa revenue:	Three Months Ended June 30,
	2020			2019	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$47,088	$2,288	$49,376	$101,501	(53.6)%	(51.4)%
ATM product sales and other revenues	1,304	123	1,427	1,969	(33.8)	(27.5)
Total revenues	$48,392	$2,411	$50,803	$103,470	(53.2)%	(50.9)%

	Six Months Ended June 30,
	2020			2019	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$127,046	$4,033	$131,079	$190,179	(33.2)%	(31.1)%
ATM product sales and other revenues	3,246	197	3,443	4,216	(23.0)	(18.3)
Total revenues	$130,292	$4,230	$134,522	$194,395	(33.0)%	(30.8)%

Australia & New Zealand revenue:	Three Months Ended June 30,
	2020			2019	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$12,093	$742	$12,835	$24,726	(51.1)%	(48.1)%
ATM product sales and other revenues	82	7	89	92	(10.9)	(3.3)
Total revenues	$12,175	$749	$12,924	$24,818	(50.9)%	(47.9)%

	Six Months Ended June 30,
	2020			2019	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$32,400	$2,332	$34,732	$50,517	(35.9)%	(31.2)%
ATM product sales and other revenues	132	9	141	311	(57.6)	(54.7)
Total revenues	$32,532	$2,341	$34,873	$50,828	(36.0)%	(31.4)%

Reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per diluted share on a Non-GAAP basis to Constant-Currency (in thousands, excluding percentages and per share amounts)

	Three Months Ended June 30,
	2020			2019	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency

Adjusted EBITDA	$46,670	$639	$47,309	$81,714	(42.9)%	(42.1)%
Adjusted Net Income	$6,008	$(162)	$5,846	$32,186	(81.3)%	(81.8)%
Adjusted Net Income per share – diluted (2)	$0.13	$—	$0.13	$0.69	(81.2)%	(81.2)%

	Six Months Ended June 30,
	2020			2019	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency

Adjusted EBITDA	$110,384	$1,453	$111,837	$142,742	(22.7)%	(21.7)%
Adjusted Net Income	$25,171	$138	$25,309	$48,416	(48.0)%	(47.7)%
Adjusted Net Income per share – diluted (2)	$0.55	$0.01	$0.56	$1.04	(47.1)%	(46.2)%

(1) As reported on the Reconciliation of Net (Loss) Income Attributable to Controlling Interests and Available to Common Shareholders to EBITDA, Adjusted EBITDA, and Adjusted Net Income above.
(2) Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by the weighted average diluted shares outstanding of 45,080,873 and 46,601,488 for the three months ended June 30, 2020 and 2019, respectively, and 45,441,787 and 46,620,147 for the six months ended June 30, 2020 and 2019, respectively. The shares used to calculate Adjusted Net Income per diluted share, for the three months ended June 30, 2020, are different than the diluted shares used to calculate the GAAP net loss per diluted share. The Adjusted Net Income per diluted share is calculated using the weighted average diluted shares that would have been used to calculate the GAAP Net Income per dilutive share if a positive GAAP Net Income amount had been reported during the three months ended June 30, 2020.

Reconciliation of Adjusted Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net cash provided by operating activities	$88,731	$77,035	$89,851	$55,230
Restricted cash settlement activity (1)	(39,126)	(1,167)	745	70,354
Adjusted net cash provided by operating activities	49,605	75,868	90,596	125,584
Net cash used in investing activities, excluding acquisitions (2)	(11,375)	(25,746)	(29,804)	(55,053)
Adjusted free cash flow	$38,230	$50,122	$60,792	$70,531
(1)Restricted cash settlement activity represents the change in our restricted cash excluding the portion of the change that is attributable to foreign exchange and disclosed as part of the effect of exchange rate changes on cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows. Restricted cash primarily consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers that are pledged for a particular use or restricted to support these obligations These amounts can fluctuate significantly period to period based on the number of days for which settlement to the merchant has not yet occurred or day of the week on which a quarter ends..

(2)Capital expenditure amounts include payments made for property and equipment, exclusive license agreements, site acquisition costs, and other assets. Additionally, capital expenditure amounts for one of our Mexican subsidiaries are reflected gross of any noncontrolling interest amounts.

Liquidity and Capital Resources
Overview
As of June 30, 2020, we had $211.3 million in cash and cash equivalents and $915.6 million of current and long-term debt ($893.1 million, net of $22.5 million of capitalized debt issuance costs and unamortized discounts). In addition, we currently have a $600 million of available capacity under our revolving credit facility, with currently no borrowings outstanding and approximately $9 million in outstanding letters of credit. Our 1.00% convertible senior notes ("Convertible Notes") that remain outstanding are due December 2020. These Convertible Notes have a face value of $115.6 million and are presented, net of the unamortized discount and capitalized debt issuance costs of $2.2 million, in the Current portion of long-term debt line of the Company's Consolidated Balance Sheet as of June 30, 2020. We expect to use currently available cash and expected future cash flows to retire the Convertible Notes.
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
We believe we have sufficient liquidity available from cash on hand, cash flow from operations and potential borrowings to fund our operations, and during our second quarter, we took measures to improve available liquidity and also extend the average maturity of our borrowings. For additional information see Item 1. Financial Statements, Note 9. Long-Term Debt

Operating Activities
Net cash provided by operating activities totaled $89.9 million during the six months ended June 30, 2020 compared to net cash used in operating activities of $55.2 million during the same period of 2019. Excluding changes in restricted cash liabilities during the periods due to the timing of settlements, our cash flows from operating activities were down $35.0 million. This decrease in operating cash flow (excluding settlement changes) is primarily due to the impact of the Pandemic on our operations.
Investing Activities
Net cash used in investing activities totaled $29.8 million during the six months ended June 30, 2020 compared to net cash used in investing activities of $64.2 million during the same period of 2019. The change in net cash used in investing activities during the six months ended June 30, 2020 relative to the prior year was primarily a result of reduced capital spending in response to the Pandemic.
Financing Activities
Net cash provided by financing activities totaled $122.9 million during the six months ended June 30, 2020 compared to cash used in financing activities of $67.9 million during the same period of 2019. During the six months ended June 30, 2020, we borrowed $500 million under our new term loan facility, paid $171.2 million to repurchase Convertible Notes that were subsequently canceled and entirely repaid our outstanding revolving credit facility balance which was $167.2 million as of December 31, 2019. We paid $18.2 million of debt issuance, modification and extinguishment costs in conjunction with these activities during the six months ended June 30, 2020. These financing activities improved available liquidity, extended the average maturity of our debt and are planned to be used for the repayment of our Convertible Notes due on December 1, 2020. During the first quarter of 2020, we used $16.9 million of cash to repurchase 505,699 Class A ordinary shares. We may from time to time seek to repurchase our outstanding debt and / or equity securities in privately negotiated transactions and / or otherwise.
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
Goodwill Impairment
Following the goodwill impairment recognized by the Company in 2019, the Canada reporting unit continues to be at risk of failing a quantitative impairment test. In 2019, the Canada reporting unit’s carrying value was impaired and reduced to its fair value. The fair value of the Canada reporting unit continues to approximate its carrying value. Furthermore, as indicated in Part I. Item 1. Financial Statements – Note 7. Intangible Assets, we identified the impacts of the Pandemic as an impairment indicator and performed an additional qualitative impairment test of the Canada reporting unit as of June 30, 2020. Based on this qualitative assessment, there were no indicators of impairment. The Canada reporting unit's goodwill was approximately $99 million as of June 30, 2020. To the extent that we are unable to meet our forecasts in the future or to the extent that the impacts of the Pandemic are protracted, further goodwill impairment charges are possible relative to the Company’s Canada reporting unit. Additionally, based on recent qualitative assessments, the fair value of the Company’s other reporting units exceed their carrying values; however, protracted impacts of the Pandemic could result in goodwill impairment charges to those reporting units.
New Accounting Pronouncements
For information related to accounting pronouncements adopted and not yet adopted during 2020 see Item 1. Financial Statements, Note 2. New Accounting Pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2019 Form 10-K.
We are exposed to certain risks related to our ongoing business operations, including interest rate risk associated with our vault cash rental obligations and variable rate debt. The following quantitative and qualitative information is provided about financial instruments to which we were a party at June 30, 2020 and from which we may incur future gains or losses as a result of changes in market interest rates or foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
Outstanding Interest Rate Derivatives Associated with Vault Cash Rental Obligations
North America – Interest Rate Swap Contracts

Notional Amounts U.S. $	Weighted Average Fixed Rate	Term
(In millions)
$1,500	1.69%	July 1, 2020 – December 31, 2020
$1,200	1.46%	January 1, 2021 – December 31, 2021
$1,000	1.17%	January 1, 2022 – December 31, 2022
$600	0.98%	January 1, 2023 – December 31, 2024

Notional Amounts CAD $	Weighted Average Fixed Rate	Term
(In millions)
$125	2.46%	July 1, 2020 – December 31, 2021
North America - Interest Rate Cap Contracts

Notional Amounts U.S. $	Cap Rate (1)	Term
(In millions)
$200	3.25%	January 1, 2021 – December 31, 2023
(1) Maximum amount of interest to be paid each year as per terms of cap. Cost of cap is amortized through vault cash rental expense over the term of the cap.
Europe & Africa – Interest Rate Swap Contracts

Notional Amounts U.K. £	Weighted Average Fixed Rate	Term
(In millions)
£550	0.94%	July 1, 2020 – December 31, 2020
£500	0.94%	January 1, 2021 – December 31, 2022
Australia & New Zealand – Interest Rate Swap Contracts

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$140	1.59%	July 1, 2020 – December 31, 2020
$40	0.71%	January 1, 2021 – December 31, 2021

Summary of Interest Rate Exposure on Average Outstanding Vault Cash
The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in North America based on our average outstanding vault cash balance and interest rate derivatives for the quarter ended June 30, 2020 and assuming a 100 basis point increase in interest rates (in millions):

North America
Average outstanding vault cash balance	$2,331
Interest rate swap contracts fixed notional amount	(1,590)
Residual unhedged outstanding vault cash balance	$741

Additional annual interest incurred on 100 basis point increase	$7.41
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
The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Europe & Africa based on our average outstanding vault cash balance for the quarter ended June 30, 2020 and assuming a 100 basis point increase in interest rates (in millions):

Europe & Africa
Average outstanding vault cash balance	$859
Interest rate swap contracts fixed notional amount	(620)
Residual unhedged outstanding vault cash balance	$239

Additional annual interest incurred on 100 basis point increase	$2.39
The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Australia based on our average outstanding vault cash balance for the quarter ended June 30, 2020 and assuming a 100 basis point increase in interest rates (in millions):

Australia
Average outstanding vault cash balance	$234
Interest rate swap contracts fixed notional amount	(92)
Residual unhedged outstanding vault cash balance	$142

Additional annual interest incurred on 100 basis point increase	$1.42
Interest Rate Derivatives and Outlook. As of June 30, 2020, we had a liability of $63.0 million recorded in the Consolidated Balance Sheets, which represented the fair value of our interest rate swap and cap contracts. The fair value estimate for these instruments was calculated as the present value of amounts estimated to be paid to a marketplace participant. These derivative contracts are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP). For each highly effective hedging relationship, the gain or loss on the derivative instrument is reported as a component of the Accumulated other comprehensive loss, net line in the Consolidated Balance Sheets. The gain or loss is reclassified into earnings in the Vault cash rental expense line in the Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings and has been forecasted into earnings.

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
Interest expense. Our interest expense is also sensitive to changes in interest rates as borrowings under our revolving credit and term loan facilities accrue interest at floating rates. As of June 30, 2020, we had no outstanding borrowings under our revolving credit facility and $500 million of outstanding borrowings under our floating rate term loan facility.

On July 30, 2020, we executed $250.0 million aggregate notional amount interest rate cap contracts that begin August 3, 2020 and terminate December 31, 2025. These interest rate cap contracts have a cap rate of 1% and have been designated as cash flow hedges of the floating rate interest associated with our term loan facility. See Item 1. Financial Statements, Note 9. Long-Term Debt.
Transition from LIBOR. We are currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates. Currently, we have several debt and derivative instruments that reference LIBOR-based rates. The transition from LIBOR is expected to take place sometime after 2021 and we will continue to assess the impact of this transition. For additional information related to the transition from LIBOR, see Part 1, Item 1A. Risk Factors - Changes in interest rates could increase our operating costs by increasing interest expense under our credit facilities and our vault cash rental costs - in our Annual Report on Form 10-K for the year ended December 31, 2019.
Foreign Currency Exchange Rate Risk
As a result of our operations in the U.K., Ireland, Australia, and New Zealand, we are exposed to market risk from changes in foreign currency exchange rates. The functional currencies of our international subsidiaries are their respective local currencies. The results of operations of our international subsidiaries are translated into U.S. dollars using average foreign currency exchange rates in effect during the periods in which those results are recorded and the assets and liabilities are translated using the foreign currency exchange rate in effect as of each balance sheet reporting date. These resulting translation adjustments to assets and liabilities have been reported in Accumulated other comprehensive loss, net within the Consolidated Balance Sheets. As of June 30, 2020, this accumulated translation loss totaled $77.0 million compared to $59.0 million as of December 31, 2019.
Our consolidated financial results were impacted by changes in foreign currency exchange rates during the three and six months ended June 30, 2020 compared to the prior year. Our total revenues during the three and six months ended June 30, 2020 would have been higher by approximately $3.8 million and $7.5 million, respectively, had the foreign currency exchange rates from the three and six months ended June 30, 2020 remained unchanged from the prior year. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the British pound, Euro, Mexican peso, Canadian dollar, Australian dollar, or South African Rand, the effect upon our operating income would have been approximately $1.1 and $0.7 million for the three and six months ended June 30, 2020, respectively.
Certain intercompany balances are designated as short-term in nature. The changes in these balances related to foreign currency exchange rates have been recorded in the Consolidated Statements of Operations and we are exposed to foreign currency exchange rate risk as it relates to these intercompany balances.
We do not hold derivative commodity instruments and all of our cash and cash equivalents are held in money market and checking funds.
Item 4. Controls and Procedures
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
In the ordinary course of business, the Company reviews its internal control over financial reporting and makes changes to its control procedures, processes and systems that are intended to enhance such controls and increase efficiency while maintaining an effective internal control environment.
As a result of the Pandemic, a significant portion of our global workforce rapidly shifted to a primarily work from home environment beginning in March 2020. While our controls were not developed and designed specifically for a primarily work from home environment, we have evaluated and determined that these changes to our working environment did not have a material effect on the Company’s internal control over financial reporting during the most recent quarter.
In conjunction with the evaluation described above, there have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Many of our ATMs are located in convenience stores, gas stations, malls, casinos, grocery stores, drug stores, airports, train stations, and other large retailers and are utilized by consumers that frequent them. Transaction volumes at our ATMs located in regions affected by strong winter weather patterns typically experience declines in volume during those months as a result of decreases in the amount of consumer traffic through such locations. With the majority of our ATMs located in the northern hemisphere, we expect to see slightly higher transactions in the warmer summer months from May through August, which are also aided by increased vacation and holiday travel. As a result of these seasonal variations, our quarterly operating results may fluctuate and could lead to volatility in the price of our shares. In addition, if a recessionary economic environment were to reduce traffic at our ATM locations, this could impact the level of transactions taking place on our networks and at our ATMs.
Natural or man-made disasters (including, hurricanes, flooding, tornadoes, fires, or acts of war or terror), uncharacteristic or significant weather conditions or real or potential health emergencies such as the widespread outbreak of contagious diseases, such as Coronavirus ("COVID-19" or the "Pandemic") could hinder travel, result in travel bans, government restrictions or quarantines. Any of these events could restrict or reduce traffic at our ATM locations, reduce the use or demand for cash or decrease demand for our services. In addition, catastrophic events or significant business interruptions could reduce or impair our ability, and that of our employees, to provide services and conduct operations. These events may occur in a manner that cannot be mitigated by our disaster and business continuity planning and cause losses that are not recoverable under our insurance policies. The impact of such events may have a range of lingering impacts on us, our employees, customers, our suppliers and the overall economy, adversely affecting our operations, financial condition, results of operations, cash flows and share price even after the initial incident is resolved.
On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. In response, the national and local governments, in the countries in which we operate, have implemented various restrictions, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions, quarantines and limitations on business operations.
These events and the prevalence of the disease have adversely impacted the macroeconomic environment, consumer confidence, unemployment and other economic indicators that contribute to consumer spending behavior and demand for both cash in general and our services specifically, as well as the Company and its employees, customers and suppliers. These events have also reduced foot traffic at our ATM locations and the usage of our ATMs and cash across certain regions in which we operate, as well as, slowed the recycling pace of coinage which may impact cash usage in certain geographies. These factors have resulted in and may continue to result in fluctuations in our operating results, volatility in the price of our shares, reduction in transaction volumes and revenues associated with those volumes beginning in March 2020 and continuing throughout the second quarter of 2020. We expect that these impacts will continue through the third quarter of 2020, and may continue to impact our results for the remainder of 2020 and beyond. We have implemented cost reductions and have taken action to manage expenses, reduce capital spending plans and have suspended our opportunistic share repurchase program to optimize cash flow during the current environment. We have also implemented business continuity plans, with most of our employees working from home since March 16, 2020 without issue. Certain of our employees continue to perform cash delivery, maintenance and other technical services on site and at certain of our office and warehouse locations to ensure the continued operations of our ATMs. We may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, partners and customers. For more information, see “Management’s Discussion and Analysis of Financial Conditions and Results Operations.”
The situation surrounding the Pandemic remains fluid and the potential for a material adverse impact on the Company’s results of operations, financial condition, and liquidity increases the longer the virus impacts activity levels globally. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact that the Pandemic may have on the Company’s results of operations, financial position, and liquidity. The extent to which the Pandemic may impact the Company’s business, operating results, financial condition, or liquidity will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease. To the extent the Pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019.

We maintain a significant amount of vault cash within our Company-owned ATMs, which is subject to potential loss due to theft, civil unrest or other events, including natural disasters.
For the quarter ended June 30, 2020, our average outstanding vault cash balance was $3.4 billion in our ATMs. Any loss of vault cash from our ATMs is generally our responsibility. We typically require that our service providers, who either transport the vault cash or otherwise have access to the ATM safe, maintain adequate insurance coverage in the event cash losses occur as a result of theft, misconduct, or negligence on the part of such providers. Cash losses at the ATM occur in a variety of ways, such as natural disasters (hurricanes, flooding, tornadoes, etc.), fires, vandalism, and physical removal of the entire ATM, defeating the interior safe or by compromising the ATM’s technology components. The frequency of incidents of vandalism and physical removal often increase during civil unrest and riots. Recent protests, riots and civil unrest, specifically within large urban areas in the U.S. have coincided with increased incidents of vandalism and theft of ATMs and vault cash within our U.S. market. As our ATMs are often installed at retail sites, there are attempts of theft and vandalism from time to time. Thefts of vault cash may be the result of an individual acting alone or as a part of a crime group or occur during civil unrest and rioting. We have experienced theft of vault cash from our ATMs across the geographic regions in which we operate and have at times temporarily removed ATMs from service to enhance security features or permanently removed ATMs due to security concerns. While we maintain insurance policies to cover significant losses that may occur that are not covered by the insurance policies maintained by our service providers, such insurance coverage is subject to deductibles, exclusions, and limitations that may leave us bearing some or all of those losses. Significant vault cash losses could result in a material adverse impact on our operations and cash flows.
Any increase in the frequency and/or amounts of theft and other losses could negatively impact our operating results by causing higher deductible payments and increased insurance premiums. Certain ATM types have recently been susceptible to coordinated ATM attacks that generally involves a logical or physical compromise of the ATM, which causes the ATM to dispense cash without proper authorization and can be controlled remotely in certain types of these attacks. While we maintain a controls program across many fronts to prevent and quickly detect unauthorized ATM access and theft attempts, there can be no assurance that a significant or successful jackpotting attack attempt could occur on our portfolio. Additionally, in recent periods, we have seen elevated attack attempts and vault cash losses in our U.K. business. Should these losses continue at an elevated or increasing rate, it could adversely impact our results and impact our ability to obtain insurance for the vault cash used on our ATMs. Also, damage sustained to our merchant customers’ store locations in connection with any ATM-related thefts, if extensive and frequent enough in nature, could negatively impact our relationships with those merchants and impair our ability to deploy ATMs in those existing or new locations of those merchants. Certain merchants have requested, and could request in the future, that we remove ATMs from store locations that have suffered damage as a result of ATM-related thefts, thus negatively impacting our financial results. Finally, we have in the past, and may in the future, voluntarily remove vault cash from certain ATMs on a temporary or permanent basis to mitigate further losses arising from theft or vandalism. Depending on the magnitude and duration of any cash removal, our revenues and profits could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Description
10.1	Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 29, 2020 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics plc on June 3, 2020, File No. 001-37820).
10.2
Annex A to Second Amendment to Second Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics plc on June 3, 2020, File No. 001-37820).

10.3*	Third Amendment to Second Amended and Restated Credit Agreement, dated as of June 29, 2020.
10.4*	Annex A to Third Amendment to Second Amended and Restated Credit Agreement.
10.5*	Term Loan Credit Agreement, dated June 29, 2020.
10.6*	Pari Passu Intercreditor Agreement date June 29, 2020.
31.1*	Certification of the Chief Executive Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics plc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith.
** Furnished herewith.
Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDTRONICS PLC

August 6, 2020	/s/ Gary W. Ferrera
Gary W. Ferrera
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

August 6, 2020	/s/ Paul A. Gullo
Paul A. Gullo
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)