Form 10-Q
period 2020-09-30
Cardtronics plc
filed 2020-10-29
CIK 1671013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding as of October 27, 2020: 44,479,262 Ordinary shares, nominal value $0.01 per share.

CARDTRONICS PLC
When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics,” we are describing Cardtronics plc and/or our subsidiaries unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CARDTRONICS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$263,490	$30,115
Accounts and notes receivable	83,281	101,046
Less: Allowance for credit losses	(6,994)	(5,251)
Accounts and notes receivable, net	76,287	95,795
Inventory, net	6,450	10,618
Restricted cash	96,740	87,354
Prepaid expenses, deferred costs, and other current assets	72,869	84,639
Total current assets	515,836	308,521
Property and equipment, net of accumulated depreciation of $594,832 and $525,933 as of September 30, 2020 and December 31, 2019, respectively	423,578	461,277
Operating lease assets	62,418	76,548
Intangible assets, net	88,036	113,925
Goodwill	739,179	752,592
Deferred tax assets, net	17,420	13,159
Prepaid expenses, deferred costs, and other noncurrent assets	20,411	37,936
Total assets	$1,866,878	$1,763,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$119,694	$—
Current portion of other long-term liabilities	63,620	53,144
Accounts payable	40,867	46,478
Accrued liabilities	326,216	334,762
Total current liabilities	550,397	434,384
Long-term liabilities:
Long-term debt	773,857	739,475
Asset retirement obligations	54,607	55,494
Deferred tax liabilities, net	48,636	46,878
Operating lease liabilities	58,782	69,531
Other long-term liabilities	46,264	37,870
Total liabilities	1,532,543	1,383,632

Commitments and contingencies (See Note 15)

Shareholders' equity:
Ordinary shares, $0.01 nominal value; 44,478,988 and 44,676,132 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	445	447
Additional paid-in capital	338,045	332,109
Accumulated other comprehensive loss, net	(124,211)	(77,887)
Retained earnings	120,116	125,763
Total parent shareholders' equity	334,395	380,432
Noncontrolling interests	(60)	(106)
Total shareholders’ equity	334,335	380,326
Total liabilities and shareholders’ equity	$1,866,878	$1,763,958
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
ATM operating revenues	$267,320	$333,384	$781,998	$959,067
ATM product sales and other revenues	12,078	18,123	37,194	51,531
Total revenues	279,398	351,507	819,192	1,010,598
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below. See Note 1(c))	165,265	208,860	510,014	623,099
Cost of ATM product sales and other revenues	7,842	14,922	27,522	41,148
Total cost of revenues	173,107	223,782	537,536	664,247
Operating expenses:
Selling, general, and administrative expenses	40,373	46,257	115,609	131,912
Restructuring expenses	2,008	3,583	6,557	7,046
Depreciation and accretion expense	33,063	33,466	97,346	99,644
Amortization of intangible assets	7,900	12,404	25,162	37,407
Loss on disposal and impairment of assets	814	637	1,847	3,101
Total operating expenses	84,158	96,347	246,521	279,110
Income from operations	22,133	31,378	35,135	67,241
Other expenses (income):
Interest expense, net	11,132	6,751	26,362	20,265
Amortization of deferred financing costs and note discount	2,341	3,377	10,226	9,999
Loss on extinguishment of convertible notes	—	—	3,018	—
Other income	(7,116)	(3,703)	(9,651)	(9,454)
Total other expenses	6,357	6,425	29,955	20,810
Income before income taxes	15,776	24,953	5,180	46,431
Income tax expense (benefit)	10,049	4,086	(4,375)	10,780
Net income	5,727	20,867	9,555	35,651
Net (loss) income attributable to noncontrolling interests	(5)	3	(10)	(3)
Net income attributable to controlling interests and available to common shareholders	$5,732	$20,864	$9,565	$35,654

Net income per common share – basic	$0.13	$0.46	$0.21	$0.77
Net income per common share – diluted	$0.13	$0.46	$0.21	$0.77

Weighted average shares outstanding – basic	44,506,874	45,058,226	44,557,103	46,040,027
Weighted average shares outstanding – diluted	45,209,696	45,504,165	45,382,687	46,475,353
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$5,727	$20,867	$9,555	$35,651
Unrealized gain (loss) on interest rate derivative contracts, net of deferred income tax expense of $735 and benefit of $583 for the three months ended September 30, 2020 and 2019, respectively, and benefits of $12,292 and $7,860 for the nine months ended September 30, 2020 and 2019, respectively.	3,548	(2,798)	(39,534)	(29,107)
Foreign currency translation adjustments, net of deferred income tax expense of $943 and $0 for the three months ended September 30, 2020 and 2019, respectively, and expense (benefit) of $820 and $(242) for the nine months ended September 30, 2020 and 2019, respectively.	11,068	(6,998)	(6,790)	2,378
Other comprehensive income (loss)	14,616	(9,796)	(46,324)	(26,729)
Total comprehensive income (loss)	20,343	11,071	(36,769)	8,922
Less: Comprehensive income (loss) attributable to noncontrolling interests	10	2	46	(3)
Comprehensive income (loss) attributable to controlling interests	$20,333	$11,069	$(36,815)	$8,925
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2020
	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balance as of June 30, 2020	44,477	$445	$332,157	$(138,827)	$114,384	$(70)	$308,089
Issuance of common shares for share-based compensation, net of forfeitures	2	—	24	—	—	—	24
Share-based compensation expense	—	—	5,921	—	—	—	5,921
Tax payments related to share-based compensation	—	—	(43)	—	—	—	(43)
Settlement of note hedge and warrants associated with the convertible senior notes	—	—	(14)	—	—	—	(14)
Unrealized gain on interest rate derivative contracts, net of deferred income tax expense of $735	—	—	—	3,548	—	—	3,548
Net income attributable to controlling interests	—	—	—	—	5,732	—	5,732
Net loss attributable to noncontrolling interests	—	—	—	—	—	(5)	(5)
Foreign currency translation adjustments, net of deferred income tax expense of $943	—	—	—	11,068	—	15	11,083
Balance as of September 30, 2020	44,479	$445	$338,045	$(124,211)	$120,116	$(60)	$334,335

	Three Months Ended September 30, 2019
	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balance as of June 30, 2019	45,645	$456	$330,131	$(83,810)	$115,197	$(101)	$361,873
Issuance of common shares for share-based compensation, net of forfeitures	12	—	—	—	—	—	—
Share-based compensation expense	—	—	5,633	—	—	—	5,633
Tax payments related to share-based compensation	—	—	(202)	—	—	—	(202)
Repurchase of common shares	(1,054)	(10)	(7,222)	—	(22,920)	—	(30,152)
Unrealized loss on interest rate swap and foreign currency forward contracts, net of deferred income tax benefit of $583	—	—	—	(2,798)	—	—	(2,798)
Net income attributable to controlling interests	—	—	—	—	20,864	—	20,864
Net income attributable to noncontrolling interests	—	—	—	—	—	3	3
Foreign currency translation adjustments, net of deferred income tax benefit of $0	—	—	—	(6,998)	—	(2)	(7,000)
Balance as of September 30, 2019	44,603	$446	$328,340	$(93,606)	$113,141	$(100)	$348,221

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2020
	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2019	44,676	$447	$332,109	$(77,887)	$125,763	$(106)	$380,326
Cumulative effect of change in accounting principle	—	—	—	—	(1,871)	—	(1,871)
Issuance of common shares for share-based compensation, net of forfeitures	309	3	312	—	—	—	315
Share-based compensation expense		—	16,143	—	—	—	16,143
Tax payments related to share-based compensation		—	(5,792)	—	—	—	(5,792)
Repurchase of common shares	(506)	(5)	(3,530)	—	(13,338)	—	(16,873)
Settlement of note hedge and warrants associated with the convertible senior notes		—	(1,197)	—	—	—	(1,197)
Unrealized loss on interest rate derivative contracts, net of deferred income tax benefit of $12,292		—	—	(39,534)		—	(39,534)
Net income attributable to controlling interests		—	—	—	9,565	—	9,565
Net loss attributable to noncontrolling interests		—	—	—	—	(10)	(10)
Foreign currency translation adjustments, net of deferred income tax expense of $820		—	—	(6,790)	(3)	56	(6,737)
Balance as of September 30, 2020	44,479	$445	$338,045	$(124,211)	$120,116	$(60)	$334,335

	Nine Months Ended September 30, 2019
	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2018	46,134	$461	$327,009	$(66,877)	$116,276	$(97)	$376,772
Cumulative effect of change in accounting principle	—	—	—	366	(366)	—	—
Issuance of common shares for share-based compensation, net of forfeitures	201	2	—	—	—	—	2
Share-based compensation expense	—	—	15,367	—	—	—	15,367
Tax payments related to share-based compensation	—	—	(2,224)	—	—	—	(2,224)
Repurchase of common shares	(1,732)	(17)	(11,812)	—	(38,423)	—	(50,252)
Unrealized loss on interest rate swap and foreign currency forward contracts, net of deferred income tax benefit of $7,860	—	—	—	(29,473)	—	—	(29,473)
Net income attributable to controlling interests	—	—	—	—	35,654	—	35,654
Net loss attributable to noncontrolling interests	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustments, net of deferred income tax benefit of $242	—	—	—	2,378	—	—	2,378
Balance as of September 30, 2019	44,603	$446	$328,340	$(93,606)	$113,141	$(100)	$348,221
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$9,555	$35,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	122,508	137,051
Amortization of deferred financing costs and note discount	10,226	9,999
Share-based compensation expense	16,143	15,367
Deferred income tax expense	10,333	1,089
Loss on disposal and impairment of assets	1,847	3,101
Other reserves and non-cash items	(2,412)	(8,565)
Changes in assets and liabilities:
Decrease (increase) in accounts and notes receivable, net	16,181	(21,589)
Decrease in prepaid expenses, deferred costs, and other current assets	7,725	7,810
Increase in inventory, net	(86)	(4,035)
Decrease in other assets	8,007	5,047
(Decrease) increase in accounts payable	(5,258)	5,526
Increase in restricted cash liabilities	10,673	22,629
(Decrease) increase in accrued liabilities	(19,422)	31,827
Increase (decrease) in other liabilities	2,181	(9,216)
Net cash provided by operating activities	188,201	231,692

Cash flows from investing activities:
Additions to property and equipment	(61,094)	(90,319)
Acquisitions, net of cash acquired	—	(9,100)
Net cash used in investing activities	(61,094)	(99,419)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	747,003	486,486
Repayments of borrowings under revolving credit facility	(907,140)	(555,588)
Proceeds from issuance of term loan facility	500,000	—
Repayments of term loan facility	(1,250)	—
Debt issuance, modification, and redemption costs	(20,519)	(924)
Repurchase of convertible notes	(171,173)	—
Tax payments related to share-based compensation	(5,792)	(2,224)
Proceeds from exercises of stock options	293	2
Repurchase of common shares	(16,873)	(50,252)
Payment of contingent consideration	(5,179)	—
Net cash provided by (used in) financing activities	119,370	(122,500)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,716)	99
Net increase in cash, cash equivalents, and restricted cash	242,761	9,872

Cash, cash equivalents, and restricted cash as of beginning of period	117,469	195,410
Cash, cash equivalents, and restricted cash as of end of period	$360,230	$205,282

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,995	$14,453
Cash (refunded) paid for income taxes	$(2,878)	$5,251
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) General and Basis of Presentation
(a) General
Cardtronics plc, together with its wholly and majority-owned subsidiaries (collectively, the “Company” or “Cardtronics”), provides convenient automated financial related services to consumers through its global network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). The Company is the world’s largest ATM owner/operator, providing services in North America, Europe and Africa, and Australia and New Zealand. The Company evaluates, oversees and manages the financial performance of the business through these three operating segments, further described in Note 17. Segment Information.
The Company’s revenues are generally recurring in nature and historically have been derived primarily from convenience transaction fees (or "surcharge"), which are paid by cardholders, as well as other transaction-based fees, including interchange fees, which are paid by the cardholder’s financial institution for the use of the ATMs serving their customers and connectivity to the applicable electronic funds transfer ("EFT") network that transmits data between the ATM and the cardholder’s financial institution. Other revenue sources include: (i) fees from financial institutions that participate in the Company's Allpoint network ("Allpoint"), the largest retail based surcharge-free ATM network (based on the number of participating ATMs), (ii) fees for bank-branding ATMs and providing financial institution cardholders with surcharge-free access, (iii) revenues earned by providing managed services solutions and transaction processing services to retailers and financial institutions, (iv) fees earned from foreign currency exchange transactions at the ATM, known as dynamic currency conversion ("DCC"), and (v) revenues from the sale of ATMs, ATM-related equipment and other ancillary services.
(b) Basis of Presentation
This Quarterly Report on Form 10-Q (this “Form 10-Q”) has been prepared pursuant to the rules and regulations of the United States ("U.S.") Securities and Exchange Commission (“SEC”) applicable to interim financial information. As this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the U.S. (“U.S. GAAP” or “GAAP”), although the Company believes that the disclosures are adequate to make the information not misleading. This Form 10-Q should be read along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.
All normal recurring adjustments necessary for a fair presentation of the Company’s interim and prior period results have been made. The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of results of operations that may be expected for any other interim period or for the full fiscal year.
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

The following table reconciles the amounts excluded from the Cost of ATM operating revenues line in the Consolidated Statements of Operations to total depreciation, accretion, and amortization of intangible assets included in the Consolidated Statement of Operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$25,626	$24,899	$72,406	$74,890
Amortization of intangible assets	7,900	12,404	25,162	37,407
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues	33,526	37,303	97,568	112,297
Depreciation and accretion expense included in Selling, general, and administrative expenses	7,437	8,567	24,940	24,754
Total depreciation, accretion and amortization of intangible assets	$40,963	$45,870	$122,508	$137,051

(d) Restructuring Expenses
During the three and nine months ended September 30, 2020, the Company continued certain corporate reorganization and cost reduction initiatives that began in 2019. In addition, the Company implemented additional cost reduction measures during the nine months ended September 30, 2020, partly in response to the impacts of the COVID-19 pandemic (the "Pandemic"). In the three and nine months ended September 30, 2020, the Company incurred $2.0 million and $6.6 million, respectively, of pre-tax expenses related to these activities that primarily included facility closures, workforce reductions and other related charges.
The following table reflects the amounts recorded in the Restructuring expenses line in the Consolidated Statements of Operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Europe & Africa	$1,894	$2,335	$4,971	$2,735
North America	—	799	1,205	1,012
Australia & New Zealand	114	—	114	—
Corporate	—	449	267	3,299
Total	$2,008	$3,583	$6,557	$7,046

The costs incurred in Europe & Africa for the three and nine months ended September 30, 2020 and 2019 included facility related costs consisting of non-cash asset write-offs and accelerated lease expenses as well as amounts pertaining to workforce reductions. The costs incurred in North America for the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019 primarily related to workforce reductions. The costs incurred in Australia & New Zealand for the three months ended September 30, 2020 primarily related to workforce reductions. The costs incurred in Corporate for the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019 primarily consisted of professional fees. The restructuring liability balances as of September 30, 2020 and 2019 were $1.0 million and $0.7 million, respectively. The restructuring liability balance as of December 31, 2019 was $1.0 million.

(e) Cash, Cash Equivalents, and Restricted Cash
For purposes of reporting financial condition, cash and cash equivalents include cash in bank and short-term deposit accounts. Additionally, the Company maintains cash on deposit with banks that is pledged for a particular use or restricted to support a liability. Current restricted cash primarily consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. Restricted cash in current assets is offset by a corresponding liability balance in the Accrued liabilities line in the Consolidated Balance Sheets. The changes in the settlement liabilities corresponding to the changes in the balance of restricted cash during the nine months ended September 30, 2020 and 2019 are presented in the Statements of Cash Flows within the Increase in restricted cash liabilities line.
The following table provides a reconciliation of the ending cash, cash equivalents, and restricted cash balances as of September 30, 2020 and 2019, corresponding with the balances in the Consolidated Statements of Cash Flows.

	September 30,
	2020	2019
	(In thousands)
Cash and cash equivalents	$263,490	$26,534
Restricted cash	96,740	178,748
Total cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows	$360,230	$205,282

(f) Accounts and Notes Receivable-Credit Losses
Accounts and notes receivable are comprised of amounts due from the Company’s clearing and settlement banks for transaction revenues earned on transactions processed during the month ending on the balance sheet date, as well as receivables from bank-branding and network-branding customers, and for ATMs and ATM-related equipment sales and service. Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

The allowance for credit losses represents the Company’s best estimate of the future expected credit losses on the Company's existing accounts and notes receivable. The Company assessed the likelihood of collection of its receivables utilizing historical loss rates and current market conditions that included the estimated impact of the global COVID-19 pandemic. Refer to Note 2. New Accounting Pronouncements for additional information on the development of the Company's estimate of expected credit losses.

The Company recorded a (benefit) provision for estimated credit losses of $(0.5) million and $0.4 million during the three months ending September 30, 2020 and 2019, respectively, and a provision of $0.8 million and $1.0 million during the nine months ending September 30, 2020 and 2019, respectively. As of September 30, 2020, approximately 79% of the Accounts and Notes Receivable balance was current and not yet due.
(g) Inventory
The Company’s inventory is determined using the average cost method. The Company periodically assesses its inventory, and as necessary, adjusts the carrying values to the lower of cost or net realizable value.
The following table reflects the Company’s primary inventory components:

	September 30, 2020	December 31, 2019
	(In thousands)
ATMs	$2,180	$3,330
ATM spare parts and supplies	5,360	7,673
Total inventory	7,540	11,003
Less: Inventory reserves	(1,090)	(385)
Inventory, net	$6,450	$10,618

(2) New Accounting Pronouncements

Adoption of New Accounting Pronouncements
Current Expected Credit Losses. On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related amendments (collectively, "Topic 326"), via a cumulative-effect adjustment to opening retained earnings. Topic 326 replaced the incurred loss impairment model under which credit losses were recognized when probable. The new guidance requires recognition of credit losses when expected based on a broad range of information, including historical experience and current economic conditions. To implement the standard, the Company applied an aging based methodology using historic loss experience and aging categories. Where necessary, the Company segregated receivables into pools with common characteristics. In addition, where appropriate and where the available information indicated that losses would be minimal, an estimated loss rate was applied. In all cases, losses are recognized when expected. The Company holds no material financing receivables and no other financial instruments measured at amortized cost. The Company's adoption of Topic 326 had the following impact on the Company’s consolidated statement of financial position:

	December 31, 2019	ASC 326 Adoption	January 1, 2020
	As Reported		As Adjusted
	(In thousands)
Accounts and notes receivable	$101,046	$—	$101,046
Allowance for credit losses	(5,251)	(2,337)	(7,588)
Accounts and notes receivable, net	$95,795	$(2,337)	$93,458

Deferred tax asset, net	$13,159	$466	$13,625
Retained earnings	$125,763	$(1,871)	$123,892

Fair Value Measurement. In January 2020, the Company adopted ASU 2018-13, Disclosure Framework (Topic 820): Changes to the Disclosure Requirements for Fair Value Measurement. This guidance modified the disclosure requirements for fair value measurements. The Company's adoption of these disclosure requirements had no impact on the Company's consolidated financial statements.
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR"). The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption of this guidance has had no impact on the consolidated financial statements as the Company has not yet modified any of the existing contracts in response to the reference rate reform. The impact of this ASU will ultimately depend on the terms of any future contract modification related to a change in reference rate, including potential future modifications to the Company's debt facilities, vault cash agreements and cash flow hedges.
Accounting Pronouncements Issued But Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 740-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating this guidance and has not yet concluded whether it will early adopt in 2021. At this time, this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes, performing intra-period allocations and calculating income taxes in interim periods. The ASU also adds guidance intended to reduce complexity in certain areas, including recognizing deferred taxes for certain changes in the tax basis of goodwill and allocating taxes to members of a consolidated group. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the new guidance on the Company's consolidated financial statements.
(3) Revenue Recognition
Disaggregated Revenues
The following tables detail the revenues of the Company’s reportable segments disaggregated by financial statement line and component of revenue:

	Three Months Ended September 30, 2020
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated
Surcharge revenues	$69,120	$27,188	$14,720	$—	$111,028
Interchange revenues	30,903	39,151	832	—	70,886
Bank-branding and surcharge-free network revenues	56,272	397	—	—	56,669
Managed services and processing revenues	25,035	1,557	3,599	(1,454)	28,737
Total ATM operating revenues	181,330	68,293	19,151	(1,454)	267,320

ATM product sales and other revenues	10,395	1,613	70	—	12,078
Total revenues	$191,725	$69,906	$19,221	$(1,454)	$279,398

	Three Months Ended September 30, 2019
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated
Surcharge revenues	$90,148	$48,652	$19,603	$—	$158,403
Interchange revenues	35,289	51,631	1,056	—	87,976
Bank-branding and surcharge-free network revenues	52,112	238	—	—	52,350
Managed services and processing revenues	31,046	2,280	3,730	(2,401)	34,655
Total ATM operating revenues	208,595	102,801	24,389	(2,401)	333,384

ATM product sales and other revenues	16,113	1,907	103	—	18,123
Total revenues	$224,708	$104,708	$24,492	$(2,401)	$351,507

	Nine Months Ended September 30, 2020
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated
Surcharge revenues	$212,359	$77,256	$39,008	$—	$328,623
Interchange revenues	90,298	112,514	2,299	—	205,111
Bank-branding and surcharge-free network revenues	162,514	1,102	—	—	163,616
Managed services and processing revenues	74,457	4,467	10,244	(4,520)	84,648
Total ATM operating revenues	539,628	195,339	51,551	(4,520)	781,998

ATM product sales and other revenues	32,133	4,859	202	—	37,194
Total revenues	$571,761	$200,198	$51,753	$(4,520)	$819,192

	Nine Months Ended September 30, 2019
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated
Surcharge revenues	$263,492	$124,124	$60,047	$—	$447,663
Interchange revenues	103,954	161,362	3,557	—	268,873
Bank-branding and surcharge-free network revenues	146,523	721	—	—	147,244
Managed services and processing revenues	85,208	6,773	11,302	(7,996)	95,287
Total ATM operating revenues	599,177	292,980	74,906	(7,996)	959,067

ATM product sales and other revenues	44,994	6,123	414	—	51,531
Total revenues	$644,171	$299,103	$75,320	$(7,996)	$1,010,598

Revenue is recognized when obligations under the terms of a contract with a customer are satisfied. Revenue is recorded in the ATM operating revenues and ATM product sales and other revenues line items in the Consolidated Statements of Operations.
The Company presents revenues from automated consumer financial services, bank-branding and surcharge-free network offerings, managed services and other services in the ATM operating revenues line in the Consolidated Statements of Operations. ATM operating revenues are recognized as the associated transactions are processed or monthly on a per ATM or per cardholder basis. When customer contracts provide for up-front fees that do not pertain to a distinct performance obligation, the fees are recognized over the term of the underlying agreement on a straight-line basis. ATM product sales and other revenues are recognized when the related performance obligations are fulfilled upon transfer of control of goods or services to the customer.
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
The Company presents revenues from other product sales and services in the ATM product sales and other revenues line in the Consolidated Statements of Operations. The Company earns revenues from the sale of ATMs and ATM-related equipment as well as the delivery of other non-transaction-based services. Revenues related to these activities are recognized when ownership of the equipment is transferred to the customer and the Company has completed all required installation and set-up procedures. With respect to the sale of ATMs to Value-Added-Resellers (“VARs”), the Company recognizes revenues related to such sales when ownership of the equipment is transferred to the VARs.

Due to the transactional nature of the Company’s revenue, there are no significant judgments that affect the determination of the amount and timing of its revenues. See the 2019 Form 10-K for further information on the components of the Company's revenues.
Contract Balances
As of September 30, 2020, the Company has recognized no significant contract assets. Contract liabilities totaled $8.7 million and $9.0 million at September 30, 2020 and December 31, 2019, respectively. These amounts represent deferred revenues for advance consideration received primarily in relation to bank-branding and surcharge-free network arrangements. The revenue recognized during the three and nine months ended September 30, 2020 and 2019 on previously deferred revenues was not significant. The Company expects to recognize the revenue associated with its contract liabilities ratably over various periods generally extending over the next 36 months.
Contract Acquisition Costs
The Company expects that the incremental commissions paid to sales personnel, together with other associated costs, are recoverable, and therefore, the Company capitalizes these amounts as deferred contract acquisition costs. Deferred contract acquisition costs totaled $6.5 million and $7.5 million at September 30, 2020 and December 31, 2019, respectively. Sales commissions capitalized are generally amortized over a 4-5 year period corresponding with the related agreements. Similarly, the costs incurred to fulfill a contract, primarily consisting of prepaid merchant commissions and other consideration paid or provided to merchant partners, are capitalized and recognized over the duration of the related contract. The Company does not capitalize the costs of obtaining a contract if the associated contract is one year or less.
(4) Share-based Compensation
The Company accounts for its share-based compensation by recognizing the grant date fair value of share-based awards, net of estimated forfeitures, as share-based compensation expense over the underlying requisite service periods of the related awards. The grant date fair value is based upon the Company's share price on the date of the grant.
The following table reflects the total share-based compensation expense amounts reported in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Cost of ATM operating revenues	$391	$367	$1,161	$994
Selling, general, and administrative expenses	5,530	5,266	14,982	14,373
Total share-based compensation expense	$5,921	$5,633	$16,143	$15,367
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

Time-RSUs are convertible into the Company’s common shares upon passage of the annual graded vesting periods, which begin 1-2 years after the grant date and extend 3-4 years. Performance-RSUs and Market-Based-RSUs will be earned to the extent the Company achieves the associated performance-based or market-based vesting conditions and these awards are convertible into the Company’s common shares after the passage of the vesting periods which extend 3-4 years from the grant date. Although Performance-RSUs and Market-Based-RSUs are not considered to be earned and outstanding until the vesting conditions are met, the Company recognizes the related compensation expense over the requisite service period (or to an employee’s qualified retirement date, if earlier). RSUs may also be granted outside of LTIPs, with or without performance-based vesting requirements.
The number of the Company’s earned non-vested RSUs as of September 30, 2020, and changes during the nine months ended September 30, 2020, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of December 31, 2019	742,352	$29.44
Granted	919,605	23.58
Vested	(428,767)	29.55
Forfeited	(58,948)	28.08
Non-vested RSUs as of September 30, 2020	1,174,242	$24.88
The above table only includes earned RSUs. Performance-RSUs and Market-Based-RSUs that are not yet earned are not included. The number of unearned Market-Based-RSUs granted in 2018, net of forfeitures, was 134,989 units with a weighted average grant date fair value of $24.13. The number of unearned Performance-RSUs granted at target in 2019, net of forfeitures, was 110,023 units with a weighted average grant date fair value of $33.70 per unit. The number of unearned Performance-RSUs granted at target in 2020, net of forfeitures, was 206,587 units with a weighted average grant date fair value of $21.76 per unit. The number of unearned Market-Based-RSUs granted in 2019, net of forfeitures, was 109,946 units with a weighted average grant date fair value of $49.12 per unit. The number of unearned Market-Based-RSUs granted in 2020, net of forfeitures, was 190,020 units with a weighted average grant date fair value of $30.54. Time-RSUs are included in the listing of earned and outstanding RSUs when granted.
As of September 30, 2020, the unrecognized compensation expense associated with earned RSUs was $11.1 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted average vesting period of approximately 1.93 years.
Options. The number of the Company’s outstanding stock options as of September 30, 2020, and changes during the nine months ended September 30, 2020, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of December 31, 2019	380,180	$26.01
Granted	233,888	20.92
Exercised	(13,020)	22.31
Forfeited	(9,626)	31.99
Options outstanding as of September 30, 2020	591,422	$23.98

Options vested and exercisable as of September 30, 2020	196,185	$24.61
As of September 30, 2020, the unrecognized compensation expense associated with outstanding options was approximately $2.7 million, which will be recognized over the remaining weighted average vesting period of approximately 1.86 years. The weighted average contractual term associated with outstanding options was 8.42 years as of September 30, 2020.

(5) Earnings Per Share
The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common shareholders) when their impact on net income available to common shareholders is anti-dilutive.
Potentially dilutive securities for the three and nine months ended September 30, 2020 include outstanding stock options, RSUs, and the potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Company’s 1.00% Convertible Senior Notes due 2020. The potentially dilutive effect of outstanding warrants and the underlying shares exercisable under the Convertible Notes were excluded from diluted shares outstanding as the exercise price exceeded the average market price of the Company’s common shares. The effect of the note hedge as described in Note 9. Current and Long-Term Debt, was also excluded as the effect is anti-dilutive.
The details of the Company's Earnings per Share calculation are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, excluding share and per share amounts)
Net income available to common shareholders	$5,732	$20,864	$9,565	$35,654
Weighted average common basic shares outstanding (for basic calculation)	44,506,874	45,058,226	44,557,103	46,040,027
Dilutive effect of outstanding common stock options and RSUs	702,822	445,939	825,584	435,326
Weighted average common dilutive shares outstanding (for diluted calculation)	45,209,696	45,504,165	45,382,687	46,475,353

Net income per common share - basic	$0.13	$0.46	$0.21	$0.77
Net income per common share - diluted	$0.13	$0.46	$0.21	$0.77

The computations of diluted earnings per share for the three and nine months ended September 30, 2020 exclude approximately 900,000 and 390,000 potentially dilutive common shares, respectively, due to the effect of including these shares in the computation would have been antidilutive. In addition, the computations of diluted earnings per share for the three and nine months ended September 30, 2020 exclude approximately 175,000 and 40,000 weighted average dilutive shares, respectively, that are contingently issuable, consisting of market-based and performance based awards for which all necessary conditions had not been satisfied.

(6) Shareholders' Equity
Share Repurchases. On March 26, 2019, the Company announced that its Board of Directors ("Board") had authorized a share repurchase program, enabling the repurchase of up to $50 million of its Class A ordinary shares through August 31, 2020. The Company exhausted this authorization in September 2019. Subsequently, on November 21, 2019, the Company announced that its Board had authorized the repurchase of an additional $50 million of its Class A ordinary shares through December 31, 2020. Share repurchases under the authorized plans could be effected on behalf of the Company through open market transactions, privately negotiated transactions, or otherwise, pursuant to SEC trading rules.
During the three months ended March 31, 2020, the Company repurchased and canceled 505,699 of its outstanding Class A ordinary shares for an aggregate purchase price of $16.9 million, inclusive of stamp taxes of $0.1 million. On April 1, 2020, the Company announced the suspension of its buyback program as part of its Pandemic related business update. The buyback program remains suspended as of September 30, 2020.
Additional Paid-In Capital. Included in the balance of Additional paid-in capital are the net amounts paid to settle the convertible note hedges and the associated warrants that the Company entered into in conjunction with the issuance of its Convertible Notes in 2013. These instruments were partially settled upon the partial repurchase of the Convertible Notes in June 2020, in proportionate amounts. During the nine months ended September 30, 2020, the Company received $0.4 million upon settlement of convertible note hedges that were canceled and paid $1.4 million to settle the warrants that were canceled. These figures are reported together with the associated fees in the Company's Consolidated Statements of Shareholders' Equity. See Note 9. Current and Long-Term Debt for additional information on the Convertible Notes and the related equity instruments.

Accumulated Other Comprehensive Loss, net. Accumulated other comprehensive loss, net, is a separate component of Shareholders’ equity in the Consolidated Balance Sheets. The following tables present the changes in the balances of each component of Accumulated other comprehensive loss, net, for the three and nine months ended September 30, 2020:

	Foreign Currency Translation Adjustments		Unrealized Losses on Interest Rate Derivative Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of June 30, 2020	$(77,001)	(1)	$(61,826)	(2)	$(138,827)
Other comprehensive income (loss) before reclassification	11,068	(3)	(5,072)	(4)	5,996
Amounts reclassified from accumulated other comprehensive loss, net	—		8,620	(4)	8,620
Net current period other comprehensive income	11,068		3,548		14,616
Total accumulated other comprehensive loss, net as of September 30, 2020	$(65,933)	(1)	$(58,278)	(2)	$(124,211)

(1)Net of deferred income tax benefit of $4,654 and $5,597 as of September 30, 2020 and June 30, 2020, respectively.
(2)Net of deferred income tax expense of $1,981 and $1,246 as of September 30, 2020 and June 30, 2020, respectively.
(3)Net of deferred income tax expense of $943.
(4)Net of deferred income tax expense of $272 and $463 for Other comprehensive income (loss) before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, for the three months ended September 30, 2020. For additional information, see Note 13. Derivative Financial Instruments.

	Foreign Currency Translation Adjustments		Unrealized Losses on Interest Rate Derivative Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of December 31, 2019	$(59,143)	(1)	$(18,744)	(2)	$(77,887)
Other comprehensive loss before reclassification	(6,790)	(3)	(58,139)	(4)	(64,929)
Amounts reclassified from accumulated other comprehensive loss, net	—		18,605	(4)	18,605
Net current period other comprehensive loss	(6,790)		(39,534)		(46,324)
Total accumulated other comprehensive loss, net as of September 30, 2020	$(65,933)	(1)	$(58,278)	(2)	$(124,211)

(1)Net of deferred income tax benefit of $4,654 and $5,474 as of September 30, 2020 and December 31, 2019, respectively.
(2)Net of deferred income tax expense of $1,981 and $14,273 as of September 30, 2020 and December 31, 2019, respectively.
(3)Net of deferred income tax expense of $820.
(4)Net of deferred income tax benefit of $9,312 and $2,980 for Other comprehensive income before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, for the nine months ended September 30, 2020. For additional information, see Note 13. Derivative Financial Instruments.
The Company records unrealized gains and losses related to its interest rate derivative contracts, net of taxes, in the Accumulated other comprehensive loss, net line within the Consolidated Balance Sheets. The amounts reclassified from Accumulated other comprehensive loss, net are recognized in the Cost of ATM operating revenues, Interest expense, net, or Other income lines in the Consolidated Statements of Operations.
The Company has elected the portfolio approach for the deferred tax asset of the unrealized gains and losses related to the interest rate swap contracts in Accumulated other comprehensive loss, net within the Consolidated Balance Sheets. Under the portfolio approach, the disproportionate tax effect created when the valuation allowance was appropriately released as a tax benefit into continuing operations in 2010 will reverse out of the Accumulated other comprehensive loss, net line within the Consolidated Balance Sheets and into continuing operations as a tax expense when the Company ceases to hold any interest rate swap contracts. As of September 30, 2020, the disproportionate tax effect is $14.7 million.
(7) Intangible Assets
Goodwill
The Company tests goodwill for impairment annually as of its fiscal year end, or more frequently if events or circumstances indicate goodwill could be impaired. During the three months ended March 31, 2020, in response to the global economic impact of the COVID-19 pandemic, the Company performed a qualitative assessment and determined that it was not more likely than not that the carrying value of its U.S., United Kingdom ("U.K."), Australia & New Zealand, South Africa, Germany and Mexico reporting units exceeded their fair value. As such, the Company determined that a quantitative assessment was not necessary for these reporting units. For the Canada reporting unit, which was partially impaired as of December 31, 2019, the Company bypassed the optional qualitative assessment and performed a quantitative assessment as of March 31, 2020. For this quantitative assessment, the Company prepared a revised cash flow forecast that incorporated the estimated Pandemic impact, assumptions on operating efficiencies and resulting cash flows over time at a discount rate of 9.7%. Based on this quantitative test, the fair value of the Canada reporting unit marginally exceeded its carrying value and no additional goodwill impairment was recognized.

The Company did not identify any impairment indicators associated with its reporting units during the three months ended September 30, 2020. The Canada reporting unit's goodwill was approximately $101 million at September 30, 2020. To the extent that the Company is unable to meet its forecasts in the future or there are changes in the discount rate, further impairment charges are possible.
The following table presents the net carrying amounts of the Company’s goodwill as of September 30, 2020 and December 31, 2019, as well as the changes in the net carrying amounts for the nine months ended September 30, 2020, by segment. As of September 30, 2020, the Company held no significant indefinite-lived assets. For additional information related to the Company’s segments, see Note 17. Segment Information.

	North America	Europe & Africa	Australia & New Zealand	Total
	(In thousands)
Goodwill, gross as of December 31, 2019	$561,513	$236,992	$151,431	$949,936
Accumulated impairment loss	(7,303)	(50,003)	(140,038)	(197,344)
Goodwill, net as of December 31, 2019	$554,210	$186,989	$11,393	$752,592

Foreign currency translation adjustments	(2,778)	(10,842)	207	(13,413)

Goodwill, gross as of September 30, 2020	558,735	226,150	151,638	936,523
Accumulated impairment loss	(7,303)	(50,003)	(140,038)	(197,344)
Goodwill, net as of September 30, 2020	$551,432	$176,147	$11,600	$739,179

Intangible Assets with Definite Lives
The following table presents the Company’s intangible assets that were subject to amortization:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Merchant and bank-branding contracts/relationships	$488,725	$(410,685)	$78,040	$489,363	$(388,598)	$100,765
Trade names	16,315	(13,190)	3,125	18,391	(12,792)	5,599
Technology	11,895	(8,615)	3,280	12,389	(7,952)	4,437
Non-compete agreements	4,335	(4,335)	—	4,408	(4,408)	—
Revolving credit facility deferred financing costs	5,820	(2,229)	3,591	5,256	(2,132)	3,124
Total intangible assets with definite lives	$527,090	$(439,054)	$88,036	$529,807	$(415,882)	$113,925

During the nine months ended September 30, 2020, the Company expensed approximately $0.8 million of deferred financing costs associated with its revolving credit facility upon entering into a third amendment to the revolving credit facility agreement, which reduced the borrowing capacity of the facility. This expense was recognized in the Amortization of deferred financing costs and note discount line of the Consolidated Statements of Operations. See Note 9. Current and Long-Term Debt.
(8) Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Accrued merchant settlement	$168,017	$154,181
Accrued merchant fees	26,565	33,037
Accrued taxes	21,684	36,067
Accrued purchases	14,585	7,138
Accrued processing costs	11,831	12,159
Accrued compensation	10,926	23,676
Accrued armored	10,713	8,307
Accrued maintenance	9,061	6,463
Accrued interest	7,497	3,775
Accrued cash management fees	5,595	9,291
Accrued telecommunications costs	1,477	1,664
Other accrued expenses	38,265	39,004
Total accrued liabilities	$326,216	$334,762

(9) Current and Long-Term Debt
The Company’s carrying value of current and long-term debt consisted of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Revolving credit facility due September 2024, including swingline credit facility	$—	$167,227
Term loan facility due June 2027, net of unamortized discount and capitalized debt issuance costs	481,827	—
5.50% Senior notes due May 2025, net of unamortized capitalized debt issuance costs	297,030	296,545
1.00% Convertible senior notes due December 2020, net of unamortized discount and capitalized debt issuance costs	114,694	275,703
Total Debt	893,551	739,475
Less: Current portion	(119,694)	—
Total Long-Term Debt	$773,857	$739,475

The Term Loan Facility (or "Term Loan") due June 2027 with a face value of $498.7 million is presented net of unamortized discount and capitalized debt issuance costs of $16.9 million as of September 30, 2020. Mandatory quarterly installments of principal repayments under the Term Loan, totaling $5.0 million in the next twelve months, are presented in the Current portion of long-term debt line of the Company's Consolidated Balance Sheet as of September 30, 2020. The 5.50% Senior Notes due 2025 (the “2025 Notes”) with a face value of $300.0 million are presented net of unamortized capitalized debt issuance costs of $3.0 million and $3.5 million as of September 30, 2020 and December 31, 2019, respectively. The 1.00% Convertible senior notes due December 2020 (the "Convertible Notes") with a face value of $115.6 million and $287.5 million as of September 30, 2020 and December 31, 2019, respectively, are presented net of unamortized discounts and capitalized debt issuance costs of $0.9 million and $11.8 million as of September 30, 2020 and December 31, 2019, respectively. The Convertible Notes are presented in the Current portion of long-term debt line of the Company's Consolidated Balance Sheet as of September 30, 2020.
Revolving Credit Facility

On May 29, 2020, the Company entered into a second amendment to its second amended and restated credit agreement (the "Second Amendment"). Given the unprecedented conditions across all of the markets in which the Company operates, due to the impact of the Pandemic and as a precautionary measure, the Company sought this amendment to provide financial covenant relief should transactions and corresponding revenues not recover or further weaken from more recent results. With this amendment, the covenant levels for the Total Net Leverage Ratio (as defined in the Second Amendment) were revised to provide for a Restricted Period, which will end on (a) October 1, 2021; or (b) the date on which (i) the Company terminates the Restricted Period at its election and (ii) as modified by the third amendment, the Total Net Leverage ratio does not exceed 4.50 to 1.0 (the "Restricted Period"). Under the Second Amendment, in consideration for the financial covenant relief, the interest rates for borrowings and the issuance of letters of credit and fees payable on any unused amounts of the revolving credit facility are subject to certain upward adjustments, including new applicable margins above base rates and commitment fee rates when the Total Net Leverage Ratio exceeds 4.00 to 1.0 and amended base rate floors during the Restricted Period. The Second Amendment provides that the Company is subject to some additional limitations under certain covenant baskets while financial covenant relief remains in effect.
On June 29, 2020, the Company entered into a third amendment to its second amended and restated credit agreement (as amended, the "Amended Credit Agreement"), in conjunction with the Term Loan issuance. The third amendment decreased the Company's available borrowing capacity under the revolving credit agreement from $750 million to $600 million and modified various terms, conditions and covenants. As modified by the Second Amendment, most changes during the period of financial covenant relief remain in place. The Amended Credit Agreement matures on September 19, 2024.
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

Financial covenants under the Amended Credit Agreement are determined as of the last day of each fiscal quarter. The Company is required to maintain an Interest Coverage Ratio, as defined in the Amended Credit Agreement, of no less than 3.00 to 1.00. During the Restricted Period, the Amended Credit Agreement provides for adjustments to the Total Net Leverage Ratio covenant as follows: (i) for the fiscal quarter ending September 30, 2020, the Total Net Leverage Ratio shall not exceed 4.25 to 1.0; (ii) for the fiscal quarter ending December 31, 2020, the Total Net Leverage Ratio shall not exceed 5.25 to 1.0; (iii) for the fiscal quarter ending March 31, 2021, the Total Net Leverage Ratio shall not exceed 5.50 to 1.0; (iv) for the fiscal quarter ending June 30, 2021, the Total Net Leverage Ratio shall not exceed 5.25 to 1.0; and (v) for the fiscal quarter ending September 30, 2021, the Total Net Leverage Ratio shall not exceed 5.00 to 1.0. For each fiscal quarter ending on or after the end of the Restricted Period, the Company shall not permit the Total Net Leverage ratio to exceed 4.50 to 1.0.
Additionally, the Company is limited in its ability to make certain payments. Such restricted payments are generally not permitted in the Restricted Period; however, outside of the Restricted Period the Company may generally make such restricted payments so long as no event of default exists at the time of such payment and would not result therefrom and the Total Net Leverage Ratio is less than 3.75 to 1.00 at the time such restricted payment is made. As of September 30, 2020, the Company was in compliance with all applicable covenants and ratios under the Amended Credit Agreement.

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

As of September 30, 2020, the Company had no outstanding borrowings under its $600 million revolving credit facility. The Company had $8.7 million outstanding in letters of credit as of September 30, 2020.
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
The Term Loan matures on June 29, 2027 and requires installment principal repayments equal to 1% of the initial aggregate principal per annum, paid quarterly, with the outstanding balance due on the maturity date. Certain other mandatory prepayments, including mandatory prepayments based on Excess Cash Flow (as defined in the Term Loan Credit Agreement) on an annual basis, are required commencing following the end of the fiscal year ending December 31, 2021. Outstanding balances are fully prepayable on a voluntary basis at par, subject to premiums for certain repricing or refinancing transactions, but may not be borrowed again once prepaid.

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
Obligations under the 2025 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by Cardtronics plc and certain of its subsidiaries and certain of its future subsidiaries, with the exception of Cardtronics plc’s immaterial subsidiaries and CFC Guarantors (as defined in the indenture to the 2025 Notes). There are no significant restrictions on the ability of Cardtronics plc to obtain funds from Cardtronics Inc., Cardtronics USA, Inc., or the other 2025 Notes Guarantors by dividend or loan. None of the 2025 Notes Guarantors’ assets represent restricted assets pursuant to Rule 4-08(e)(3) of Regulation S-X.
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
The Convertible Notes that remain outstanding have a conversion price of $52.35 per share, which equals a conversion rate of 19.1022 shares per $1,000 principal amount of the Convertible Notes. The principal amount outstanding at September 30, 2020, of $115.6 million, is convertible into approximately 2.2 million shares. The conversion rate, however, is subject to adjustment under certain circumstances. The remaining Convertible Notes became convertible on September 1, 2020.
Upon conversion, holders of the Convertible Notes are entitled to receive a combination of cash and shares, subject to the trading price per share and calculations outlined in the indenture under which the Convertible Notes have been issued. In the event of a change in control, as defined in the indenture under which the Convertible Notes have been issued, holders can require Cardtronics to purchase all or a portion of their Convertible Notes for 100% of the notes’ par value plus any accrued and unpaid interest.

The Company’s interest expense related to the Convertible Notes consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Cash interest per contractual coupon rate	$288	$719	$1,693	$2,157
Amortization of note discount	1,214	2,854	7,112	8,450
Amortization of debt issuance costs	97	216	558	633
Total interest expense related to Convertible Notes	$1,599	$3,789	$9,363	$11,240

The Company’s carrying value of the Convertible Notes consisted of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Principal balance	$115,568	$287,500
Unamortized discount and capitalized debt issuance costs	(874)	(11,797)
Net carrying amount of Convertible Notes	$114,694	$275,703
Concurrent with the issuance of the Convertible Notes, Cardtronics, Inc. entered into separate convertible note hedge and warrant transactions to reduce the potential dilutive impact upon the conversion of the Convertible Notes. The net effect of these transactions effectively raised the price at which dilution would occur from the $52.35 initial conversion price of the Convertible Notes to $73.29. Consistent with the potential conversion of the original $287.5 million principal amount, Cardtronics, Inc. entered into convertible note hedge purchasing call options granting Cardtronics Inc. the right to acquire up to approximately 5.5 million common shares with an initial strike price of $52.35. Cardtronics Inc. also sold warrants related to approximately 5.5 million common shares with a strike price of $73.29. The amounts allocated to both the note hedge and warrants were recorded in the Shareholders' equity section in the Consolidated Balance Sheets.

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
(10) Asset Retirement Obligations
Asset retirement obligations (“ARO”) consist of costs to deinstall the Company’s ATMs and restore the ATM sites to their original condition. These costs to deinstall ATMs are estimated based on current market rates. In most cases, the Company is contractually required to perform the deinstallation of company-owned ATMs and, in some cases, site restoration work. For each group of similar ATM placements, the Company estimates the fair value of the future ARO based on the discounted estimated future cash flows and recognizes the amount as a liability in the Consolidated Balance Sheets. The Company capitalizes the initial estimated fair value of the future ARO as part of the cost basis of the related assets and depreciates the ARO assets on a straight-line basis over their estimated useful lives, which are based on the average time period that an ATM is installed in a location before being deinstalled. The ARO liabilities, which are recognized at discounted amounts, are accreted to their estimated future value over the same period of time.
The changes in the Company’s ARO liability consisted of the following (in thousands):

Asset retirement obligations at December 31, 2019	$61,194
Additional obligations	2,825
Accretion expense	1,204
Payments	(4,196)
Foreign currency translation adjustments	(755)
Asset retirement obligations at September 30, 2020	60,272
Less: current portion of asset retirement obligations (see Note 12. Other Liabilities)	(5,665)
Asset retirement obligations, excluding current portion, at September 30, 2020	$54,607
For additional information related to the Company’s ARO with respect to its fair value measurements, see Note 14. Fair Value Measurements.
(11) Leases

The Company leases facilities consisting of office and warehouse space as well as vehicles and office equipment. The Company's facility leases have various remaining terms extending over 10 years, some of which may include one or more options to extend the associated lease term by up to 5-10 years, and some may include options for the Company or the lessor to terminate the leases prior to the end of the lease term. The exercise of lease renewal options is at the Company's discretion. From time to time, the Company may sublease office or warehouse space. This sublease activity is currently not significant. The Company's vehicle and office equipment leases currently have remaining lease terms extending up to 3 years and these leases typically have original terms of approximately 4-6 years. The Company has not historically extended its vehicle and office equipment leases beyond their original term. Similarly, the Company has not historically subleased these assets.

In addition, certain ATM placement agreements are deemed to contain an operating lease of merchant space under Accounting Standards Codification ("ASC") 842, Leases. These ATM placement agreements have remaining terms extending from less than 1 year to more than 5 years. These arrangements consist of semi-permanent or through-the-wall placements of company-owned ATMs at merchant or financial institution locations. These arrangements are deemed to contain a lease as the counterparty lacks the practical ability to substitute alternative space. The renewal provisions under ATM placement agreements vary.

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

The Company recognizes the accounting impact of lease extension options when reasonably certain that a right to extend a lease will be exercised. The Company does not provide residual value guarantees within or in conjunction with any of its leases. As of September 30, 2020, all material leases of facilities, vehicles, office equipment, and merchant space had commenced.

The Company is not currently party to any significant finance leases. As a result, the net assets recorded under finance leases and the associated liabilities are not material.

Balance sheet information related to operating leases is as follows:

	Classification	September 30, 2020	December 31, 2019
Assets		(In thousands)
Operating lease assets	Operating lease assets	$62,418	$76,548
Total operating lease assets		$62,418	$76,548

Liabilities
Current
Operating lease liabilities	Current portion of other long-term liabilities	$18,374	$20,345
Noncurrent
Noncurrent operating lease liabilities	Noncurrent operating lease liabilities	58,782	69,531
Total operating lease liabilities		$77,156	$89,876

Operating lease costs during the three and nine months ended September 30, 2020 and 2019 were as follows:

		Three Months Ended	Nine Months Ended
	Classification	September 30, 2020	September 30, 2020
		(In thousands)
Operating lease costs	Cost of ATM operating revenues (1)	$6,247	$17,353
Operating lease costs	Selling, general, and administrative expenses (2)	1,228	3,775
Total operating lease cost		$7,475	$21,128

(1)Includes the fixed and variable cost of facilities, vehicles, and equipment that are deemed direct operating lease costs. The variable lease cost associated with these leases was not significant. In addition, includes the fixed and variable cost associated with ATM placement agreements that are deemed to contain a lease. The variable cost associated with these placements were approximately $0.6 million and $1.8 million in the three and nine months ended September 30, 2020, respectively.
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

(1)Includes the fixed and variable cost of facilities, vehicles, and equipment that are deemed direct operating lease costs. The variable lease cost associated with these leases was not significant. In addition, includes the fixed and variable cost associated with ATM placement agreements that are deemed to contain a lease. The variable cost associated with these placements were approximately $0.7 million and $2.9 million in the three and nine months ended September 30, 2019, respectively.
(2)Includes the fixed and variable cost of facilities, vehicles, and equipment that are deemed general and administrative operating lease costs. The variable lease cost associated with these leases was not significant.

The following table presents the weighted-average remaining term and weighted-average discount rate associated with the Company's operating leases.

Lease Term and Discount Rate	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	7.3	6.9
Weighted-average discount rate
Operating leases	3.70%	3.47%

Additional lease information is summarized below:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
	(In thousands)
Operating cash outflows resulting from payments of operating lease liabilities	$14,344	$15,237
New operating lease assets recognized during the period	7,520	12,929

The following table presents the undiscounted cash flows associated with the Company's recognized operating lease liabilities in the next five years and thereafter as of September 30, 2020.

Maturity of Recognized Operating Lease Liabilities	Operating Lease Payments(1)
(In thousands)
Remainder of 2020	$7,507
2021	19,825
2022	12,687
2023	9,911
2024	8,156
After 2024	32,599
Total lease payments	90,685
Less: Interest (2)	(13,529)
Present value of operating lease liabilities (3)	$77,156

(1)Operating lease payments reflect the Company's current fixed obligations under the operating lease agreements. The Company has identified no extensions that are reasonably certain of being exercised and there are no significant lease agreements that have been signed and not yet commenced.
(2)Calculated using the estimated incremental borrowing rate for each lease.
(3)Includes current operating lease liabilities of $18.4 million and noncurrent operating lease liabilities of $58.8 million.

(12) Other Liabilities
The Company’s other liabilities consisted of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Current portion of other long-term liabilities
Interest rate swap and cap contracts	$24,737	$15,565
Operating lease liabilities	18,374	20,345
Acquisition related contingent consideration	6,818	4,963
Asset retirement obligations (see Note 10. Asset Retirement Obligations)	5,665	5,701
Deferred revenue	5,061	3,386
Other	2,965	3,184
Total current portion of other long-term liabilities	$63,620	$53,144

Noncurrent portion of other long-term liabilities
Interest rate swap and cap contracts	$33,973	$9,723
Deferred revenue	3,605	5,589
Acquisition related contingent consideration	—	11,888
Other	8,686	10,670
Total noncurrent portion of other long-term liabilities	$46,264	$37,870
As of September 30, 2020 and December 31, 2019, the Acquisition related contingent consideration lines consisted of the estimated fair value of the contingent consideration associated with the Spark ATM Systems Pty Ltd. (“Spark”) acquisition that occurred in 2017.
(13) Derivative Financial Instruments
Risk Management Objectives of Using Derivatives - Interest rate risk
The Company is exposed to interest rate risk associated with its vault cash rental obligations and its variable rate debt. The Company uses varying notional amount interest rate swap contracts and interest rate cap agreements (“Interest Rate Derivatives”) to manage the interest rate risk associated with its vault cash rental obligations in the U.S., Canada, the U.K., and Australia. Intermittently, the Company has also used interest rate swap or cap contracts to mitigate its exposure to floating interest rates on its variable rate debt.
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

As discussed above, the Company generally utilizes fixed-for-floating Interest Rate Derivatives where the underlying pricing terms of the cash flow hedging instrument agree, in all material respects, with the pricing terms of the anticipated vault cash rental obligations, anticipated Credit Agreement borrowings or other variable rate debt borrowings. Therefore, the amount of ineffectiveness associated with the Interest Rate Derivatives has historically been immaterial. If the Company concludes 1) that the obligations that have been hedged are no longer probable or 2) that the underlying terms of the agreements have changed such that they do not sufficiently agree to the pricing terms of the Interest Rate Derivatives, the Interest Rate Derivative contracts would be deemed ineffective. The Company does not currently anticipate terminating or modifying terms of its existing Interest Rate Derivative instruments prior to their expiration dates.

The Company recognizes its Interest Rate Derivative contracts as assets or liabilities at fair value and the accumulated changes in the fair values of the related Interest Rate Derivative contracts are reported net of taxes in Accumulated other comprehensive loss, net within the Consolidated Balance Sheets. For additional information related to the Company’s interest rate swap and cap contracts and the associated fair value measurements, see Note 14. Fair Value Measurements.

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

Summary of Outstanding Interest Rate Derivatives

The notional amounts, weighted average fixed rates, and remaining terms associated with the interest rate swap contracts and cap agreements that are currently in place in the U.S., Canada, the U.K, and Australia as of September 30, 2020 are as follows:
Outstanding Interest Rate Derivatives Associated with Vault Cash Rental Obligations
North America – Interest Rate Swap Contracts

Notional Amounts U.S. $	Weighted Average Fixed Rate	Term
(In millions)
$1,500	1.69%	October 1, 2020 – December 31, 2020
$1,200	1.46%	January 1, 2021 – December 31, 2021
$1,000	1.17%	January 1, 2022 – December 31, 2022
$600	0.98%	January 1, 2023 – December 31, 2024

Notional Amounts CAD $	Weighted Average Fixed Rate	Term
(In millions)
$125	2.46%	October 1, 2020 – December 31, 2021

North America – Interest Rate Cap Contracts

Notional Amounts U.S. $	Cap Rate (1)	Term
(In millions)
$200	3.25%	January 1, 2021 – December 31, 2023
(1) Maximum amount of interest to be paid each year as per terms of the cap. The cost of the cap will be amortized through vault cash rental expense over term of the cap.
Europe & Africa – Interest Rate Swap Contracts

Notional Amounts	Weighted Average
U.K. £	Fixed Rate	Term
(In millions)
£550	0.94%	October 1, 2020 – December 31, 2020
£500	0.94%	January 1, 2021 – December 31, 2022
Australia & New Zealand – Interest Rate Swap Contracts

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$140	1.59%	October 1, 2020 – December 31, 2020
$40	0.71%	January 1, 2021 – December 31, 2021
Interest Rate Derivatives Associated with Variable Rate Debt
North America – Interest Rate Cap Contracts

Notional Amounts U.S. $	Cap Rate (1)	Term
(In millions)
$250	1.00%	October 1, 2020 – December 31, 2025
(1) Maximum amount of interest to be paid each year as per terms of the cap. The cost of the cap will be amortized through interest expense over term of the cap.
On July 30, 2020, the Company executed $250.0 million aggregate notional amount interest rate cap contracts that began August 1, 2020 and terminate December 31, 2025. These interest rate cap contracts have a cap rate of 1% and have been designated as cash flow hedges of the floating rate interest associated with the Company’s Term Loan. See Note 9. Current and Long-Term Debt.

Effects of Interest Rate Derivatives on the Consolidated Balance Sheets and Consolidated Statements of Operations
The following tables depict the effects of the use of the Company’s Interest Rate Derivatives on the Consolidated Balance Sheets and Consolidated Statements of Operations:
Balance Sheet Data

Asset (Liability) Derivative Instruments	Balance Sheet Location	Fair Value
		September 30, 2020	December 31, 2019
		(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap and cap contracts	Prepaid expenses, deferred costs, and other current assets	$—	$1,872
Interest rate swap and cap contracts	Prepaid expenses, deferred costs, and other noncurrent assets	—	8,766
Interest rate swap and cap contracts	Current portion of other long-term liabilities	(24,737)	(7,697)
Interest rate swap and cap contracts	Other long-term liabilities	(33,973)	(9,723)
Total derivatives designated as hedging instruments, net		$(58,710)	$(6,782)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Current portion of other long-term liabilities	—	(7,868)
Total derivative instruments, net		$(58,710)	$(14,650)

Statements of Operations Data

	Three Months Ended September 30
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income
	2020	2019		2020	2019
	(In thousands)			(In thousands)
Interest rate swap and cap contracts	$(5,072)	$(3,406)	Cost of ATM operating revenues	$(8,620)	$(668)
Interest rate swap and cap contracts	—	(119)	Interest expense, net	—	(59)
Total	$(5,072)	$(3,525)		$(8,620)	$(727)

	Nine Months Ended September 30
Derivatives in Cash Flow Hedging Relationship	Amount of Loss Recognized in Accumulated Other Comprehensive Loss on Derivative Instruments		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income
	2020	2019		2020	2019
	(In thousands)			(In thousands)
Interest rate swap and cap contracts	$(57,929)	$(28,989)	Cost of ATM operating revenues	$(18,562)	$(210)
Interest rate swap and cap contracts	(210)	(500)	Interest expense, net	(43)	(172)
Total	$(58,139)	$(29,489)		$(18,605)	$(382)

As of September 30, 2020, the Company expects to reclassify $24.7 million of net derivative-related losses contained in the Accumulated comprehensive loss, net line within its Consolidated Balance Sheets into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense and Term Loan interest expense amounts.

The following tables show the impact of the Company's cash flow hedge accounting relationships on the Consolidated Statement of Operations for the three and nine months ended September 30, 2020 and 2019.

	Location and Amount of Loss Recognized in Income on Cash Flow Hedging Relationships in the Three Months Ended
	September 30, 2020		September 30, 2019
	(In thousands)
	Cost of ATM Operating Revenues	Interest Expense, net	Cost of ATM Operating Revenues	Interest Expense, net
Total amount of expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$165,265	$11,132	$208,860	$6,751

Amount of loss reclassified from Accumulated other comprehensive loss into expense	$8,620	$—	668	59

	Location and Amount of Loss Recognized in Income on Cash Flow Hedging Relationships in the Nine Months Ended
	September 30, 2020		September 30, 2019
	(In thousands)
	Cost of ATM Operating Revenues	Interest Expense, net	Cost of ATM Operating Revenues	Interest Expense, net
Total amount of expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$510,014	$26,362	$623,099	$20,265

Amount of loss reclassified from Accumulated other comprehensive loss into expense	$18,562	43	210	172

(14) Fair Value Measurements
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2020 and December 31, 2019 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 refers to fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swap and cap contracts	$(58,710)	$—	$(58,710)	$—
Liabilities associated with acquisition related contingent consideration	$(6,818)	$—	$—	$(6,818)

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap and cap contracts	$10,638	$—	$10,638	$—
Liabilities
Liabilities associated with interest rate swap and cap contracts	$(17,420)	$—	$(17,420)	$—
Liabilities associated with acquisition related contingent consideration	$(16,851)	$—	$—	$(16,851)
Liabilities associated with foreign currency forward contracts	$(7,868)	$—	$(7,868)	$—

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
During the nine months ended September 30, 2020, the Company paid $5.2 million to satisfy the 2019 portion of its obligation under the Spark acquisition contingent consideration arrangement. During the nine months ended September 30, 2020, the Company recognized mark-to-market gains of $2.1 million, to revise the estimated fair value of the contingent consideration liability. The Company also recognized a net foreign exchange gains of $2.8 million during the nine months ended September 30, 2020, to remeasure the South African Rand denominated liability. During the three months ended September 30, 2020 the mark-to-market and foreign exchange impacts were immaterial. Both the revision to the estimated fair values and the net foreign exchange gains and losses are included in the Other income line in the Consolidated Statements of Operations. As of September 30, 2020, the estimated fair value of the Company’s acquisition related contingent consideration liability was $6.8 million, payable in the first quarter of 2021.
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
Long-term debt. The carrying amounts of the long-term debt balances related to borrowings under the Company’s Revolving credit facility and Term Loan approximate fair value due to the fact that any outstanding borrowings are subject to short-term floating interest rates. As of September 30, 2020, the fair values of the 2020 Convertible Notes and 2025 Notes were approximately $115.4 million and $301.8 million, respectively, based on the quoted prices in markets that are not active (Level 2). For additional information related to long-term debt, see Note 9. Current and Long-Term Debt.
Additions to asset retirement obligations liability. The Company estimates the fair value of additions to its ARO liability using expected discounted future cash flow at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the ARO are measured at fair value at the time of the asset installations using significant non-observable (Level 3) inputs. These liabilities are evaluated periodically based on estimated current fair value. Amounts added to the ARO liability during the three months ended September 30, 2020 and 2019 totaled $2.8 million and $1.1 million, respectively.
Interest rate derivatives. As of September 30, 2020, the recognized fair value of the Company’s Interest Rate Derivatives resulted in current and long-term liabilities totaling $58.7 million. These financial instruments are carried at fair value and are valued using pricing models based on significant other observable inputs (Level 2), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. For additional information related to the valuation process of this asset or liability, see Note 13. Derivative Financial Instruments.

(15) Commitments and Contingencies
Legal Matters
The Company is subject to various legal proceedings and claims arising in the ordinary course of its business. The Company has provided accruals where necessary for contingent liabilities, based on ASC 450, Contingencies, when it has determined that a liability is probable and reasonably estimable. The Company’s management does not expect the outcome in any legal proceedings or claims, individually or collectively, to have a material adverse financial or operational impact on the Company. Additionally, the Company currently expenses all legal costs as they are incurred.
On March 1, 2019, the Company was named as a defendant in a purported class action lawsuit stylized as Kristen Schertzer, et al. v. Bank of America, N.A., et al., Case No. 3:19-cv-00264, in the United States District Court for the Southern District of California, which makes allegations of harm related to balance inquiry transactions. On September 28, 2020, the district court issued a denial of the Company’s motion to dismiss and the matter is proceeding to the discovery phase. Due to the early stages of this matter, including uncertainty related to class certification and potential amount claimed by the class, the Company is unable to determine if liability will arise from this matter or estimate the range of any potential liability. The Company will vigorously defend this matter.
Gain Contingency
In 2014, the Valuation Office Agency (or “VOA”), an executive agency of HM Revenue & Customs in England and Wales, took action to amend its business ratings list going back to 2010, to create separate entries on these lists for the sites of thousands of ATMs. Similar steps were taken by the equivalent agencies to the VOA in Scotland and Northern Ireland in their respective jurisdictions. Before 2014, the ATM sites in each location had not been distinguished from the host store. Therefore, the ATMs located in host stores such as supermarkets and convenience stores were not subject to business rates, a tax on commercial property. The effect of each of the amendments was to include the ATM sites in the business ratings lists as separate hereditaments with their own ratable value, subjecting the sites to business rates taxation. The Company and its merchant partners paid the business rates, as required.
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
Following the Supreme Court ruling, the VOA is in process of amending the business rating lists for England and Wales and the Company has recovered some of the amounts paid to the tax authorities in respect of the ATMs subject to the amended lists in numerous local tax jurisdictions for the periods spanning from 2010 to October 2020. The Company estimates that approximately 31 million U.K. pounds sterling remains recoverable from the various tax authorities, net of amounts that have already been recovered or are estimated to be due to merchant partners of the Company, some of which had paid indirectly these business rates. During the three and nine months ended September 30, 2020, the Company recorded net cash recoveries of approximately $11.8 million, which is reflected as a reduction to the Cost of ATM operating revenues line in the Consolidated Statements of Operations. The Company seeks to ensure that all necessary amendments to the ratings list are made and that all recoverable amounts paid to the tax authorities are collected. The Company's estimate of the total recoverable amount is subject to change as the Company continues its analysis of the business rates paid during the 10 year period. Due to the complexity in administering and uncertainty of these collections, the Company will recognize the business rates recoveries only when received.
The Supreme Court ruling does not apply to Scotland or Northern Ireland and business rates in those jurisdictions are still subject to valuation tribunal appeals and assessments. Accordingly, the Company continues to recognize business rate taxes in Scotland and Northern Ireland, net of any amounts recorded as receivables that are deemed recoverable under contracts with merchants.

Other Commitments
Asset retirement obligations. The Company’s ARO consist primarily of costs to remove the Company’s ATMs and to restore the ATM sites to their original condition. In most cases, the Company is contractually required to perform this deinstallation of its owned ATMs, and in some cases, site restoration work. As of September 30, 2020, the Company had $60.3 million accrued for these liabilities. For additional information, see Note 10. Asset Retirement Obligations.
Acquisition related contingent consideration. During the nine months ended September 30, 2020, the Company paid $5.2 million to satisfy the 2019 portion of its obligation under the Spark acquisition contingent consideration arrangement. As of September 30, 2020, the Company had $6.8 million accrued for its 2020 obligation. For additional information related to the Spark acquisition related contingent consideration, see Note 14. Fair Value Measurements.
(16) Income Taxes
The Company’s income tax (benefit) expense for the periods presented was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
	(In thousands, excluding percentages)
Income tax expense (benefit)	$10,049	$4,086	$(4,375)	$10,780
Effective tax rate	63.7%	16.4%	(84.5)%	23.2%

The Company’s income tax expense for the three months ended September 30, 2020 totaled $10.0 million resulting in an effective tax rate of 63.7%, compared to an expense of $4.1 million, and an effective tax rate of 16.4%, for the same period of 2019. The Company’s income tax benefit for the nine months ended September 30, 2020 totaled $4.4 million resulting in an effective tax rate of (84.5)%, compared to an expense of $10.8 million, and an effective tax rate of 23.2%, for the same period of 2019.

The increase in tax expense for the three months ended September 30, 2020, compared to the same period of 2019, was primarily attributable to the mix of earnings across our jurisdictions including increased losses incurred in countries where the Company realizes no tax benefit. The decrease in the tax expense for the nine months ended September 30, 2020, compared to the same period of 2019, was attributable to lower pre-tax income during the nine months ended September 30, 2020 and to a non-recurring benefit from the carryback of net operating losses to prior tax years at the higher 35% U.S. tax rate, compared to the current tax rate of 21%, as a result of recent changes in U.S. tax law. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law in the U.S., which provided for an elective five-year carryback of net operating losses (NOLs) generated in taxable years beginning after December 31, 2017 and before January 1, 2021. As a result of this change in law and since the Company incurred net operating losses in 2018, the Company carried back these 2018 losses to prior periods to receive refunds of taxes paid at higher rates in earlier periods.
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
(17) Segment Information
As of September 30, 2020, the Company’s operations consisted of North America, Europe & Africa, and Australia & New Zealand segments. The Company’s ATM operations in the U.S., Canada, Mexico, and Puerto Rico are included in its North America segment. The North America segment also includes the Company’s transaction processing operations, which service its internal ATM operations, along with external customers. The Company’s ATM operations in the U.K., Ireland,

Germany, Spain and South Africa are included in its Europe & Africa segment, along with i-design (the Company’s ATM advertising business based in the U.K.). The Company’s Australia & New Zealand segment consists of its ATM operations in these two countries. Corporate primarily includes the Company’s corporate general and administrative expenses. While each of the reporting segments provides similar kiosk-based and/or ATM-related services, each segment is managed separately and requires different marketing and business strategies.
Management uses Adjusted EBITDA, together with U.S. GAAP measures, to manage and measure the performance of its segments. Management believes Adjusted EBITDA is a useful measure to more effectively evaluate the performance of the business and compare its results of operations from period to period without regard to financing methods, capital structure, or non-recurring costs as defined by the Company. Adjusted EBITDA excludes depreciation and accretion, amortization of deferred financing costs and note discounts, amortization of intangible assets, share-based compensation expense, certain other income and expense amounts, acquisition related expenses, gains or losses on disposal and impairment of assets, certain non-operating expenses (if applicable in a particular period), and includes an adjustment for noncontrolling interests. Depreciation and accretion expense and amortization of intangible assets are excluded from Adjusted EBITDA as these amounts can vary substantially from company to company within the Company's industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired.
Adjusted EBITDA, as defined by the Company, is a non-GAAP financial measure provided as a complement to the financial results prepared in accordance with U.S. GAAP. It may not be defined in the same manner by all companies and therefore may not be comparable to other similarly titled measures of other companies. In evaluating the Company’s performance as measured by Adjusted EBITDA, management recognizes and considers the limitations of this measurement. Therefore, Adjusted EBITDA should not be considered in isolation or as a substitute for operating loss, net loss, cash flows from operating, investing, or financing activities, or other income or cash flow measures contained within the consolidated financial statements.
The following table is a reconciliation of Net income attributable to controlling interests and available to common shareholders to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income attributable to controlling interests and available to common shareholders	$5,732	$20,864	$9,565	$35,654
Adjustments:
Interest expense, net	11,132	6,751	26,362	20,265
Amortization of deferred financing costs and note discount	2,341	3,377	10,226	9,999
Loss on extinguishment of convertible notes	—	—	3,018	—
Income tax expense (benefit)	10,049	4,086	(4,375)	10,780
Depreciation and accretion expense	33,063	33,466	97,346	99,644
Amortization of intangible assets	7,900	12,404	25,162	37,407
EBITDA	70,217	80,948	167,304	213,749
Add back:
Loss on disposal and impairment of assets	814	637	1,847	3,101
Other income (1)	(7,116)	(3,703)	(9,651)	(9,454)
Noncontrolling interests (2)	14	15	42	46
Share-based compensation expense	5,921	5,633	16,143	15,367
Restructuring expenses (3)	2,008	3,583	6,557	7,046
Adjusted EBITDA	$71,858	$87,113	$182,242	$229,855
(1)Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition related contingent consideration, and other non-operating costs.
(2)Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of one of the Company's Mexican subsidiaries.
(3)For the three and nine months ended September 30, 2020, restructuring expenses included costs incurred in conjunction with facility closures, workforce reductions and other related charges. For the three and nine months ended September 30, 2019, restructuring expenses included professional fees and costs incurred in conjunction with facility closures and workforce reductions.

The following tables reflect certain financial information for each of the Company’s reporting segments for the periods presented:

	Three Months Ended September 30, 2020
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$190,271	$69,906	$19,221	$—	$—	$279,398
Intersegment revenues	1,454	—	—	—	(1,454)	—
Cost of revenues	127,405	32,815	13,951	390	(1,454)	173,107
Selling, general, and administrative expenses	14,293	8,986	2,036	15,057	1	40,373
Restructuring expenses	—	1,894	114	—	—	2,008
Loss (gain) on disposal and impairment of assets	379	436	(1)	—	—	814

Adjusted EBITDA	50,077	27,994	3,235	(9,467)	19	71,858

Capital expenditures (1)	$22,028	$8,706	$556	$—	$—	$31,290

	Three Months Ended September 30, 2019
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$222,329	$104,686	$24,492	$—	$—	$351,507
Intersegment revenues	2,379	22	—	—	(2,401)	—
Cost of revenues	148,215	60,477	17,264	368	(2,542)	223,782
Selling, general, and administrative expenses	17,517	10,292	2,286	16,162	—	46,257
Restructuring expenses	799	2,335	—	449	—	3,583
Loss (gain) on disposal and impairment of assets	225	457	(45)	—	—	637

Adjusted EBITDA	58,977	33,939	4,941	(10,896)	152	87,113

Capital expenditures (1)	$18,723	$12,638	$672	$3,233	$—	$35,266

	Nine Months Ended September 30, 2020
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$567,277	$200,162	$51,753	$—	$—	$819,192
Intersegment revenues	4,484	36	—	—	(4,520)	—
Cost of revenues	386,472	117,261	37,169	1,154	(4,520)	537,536
Selling, general, and administrative expenses	43,877	24,965	5,541	41,452	(226)	115,609
Restructuring expenses	1,205	4,971	114	267	—	6,557
Loss (gain) on disposal and impairment of assets	956	912	(21)	—	—	1,847

Adjusted EBITDA	141,417	57,908	9,042	(26,176)	51	182,242

Capital expenditures (1)	$41,689	$18,302	$1,103	$—	$—	$61,094

	Nine Months Ended September 30, 2019
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$636,663	$298,615	$75,320	$—	$—	$1,010,598
Intersegment revenues	7,508	488	—	—	(7,996)	—
Cost of revenues	429,287	187,429	54,540	995	(8,004)	664,247
Selling, general, and administrative expenses	50,981	31,745	6,800	42,386	—	131,912
Restructuring expenses	1,012	2,735	—	3,299	—	7,046
Loss (gain) on disposal and impairment of assets	1,327	1,874	(100)	—	—	3,101

Adjusted EBITDA	163,904	79,930	13,979	(28,014)	56	229,855

Capital expenditures (1)	$41,873	$32,538	$3,535	$12,373	$—	$90,319

(1)Capital expenditures include payments made for property and equipment, exclusive license agreements, and site acquisition costs. Additionally, capital expenditure amounts for one of the Company’s Mexican subsidiaries, included in the North America segment, are reflected gross of any noncontrolling interest amounts.

Identifiable Assets

	September 30, 2020	December 31, 2019
	(In thousands)
North America	$1,285,430	$1,141,084
Europe & Africa	490,867	511,037
Australia & New Zealand	55,811	60,416
Corporate	34,770	51,421
Total	$1,866,878	$1,763,958

(18) Supplemental Guarantor Financial Information
The 2025 Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by Cardtronics plc and certain of its subsidiaries and certain of its future subsidiaries, with the exception of Cardtronics plc’s immaterial subsidiaries and its CFC Subsidiaries (as defined in the 2025 Notes Indenture). The guarantees of the 2025 Notes by any 2025 Notes Guarantor are subject to automatic and customary releases upon: (i) the sale or disposition of all or substantially all of the assets of the 2025 Notes Guarantor, (ii) the disposition of sufficient capital stock of the 2025 Notes Guarantor so that it no longer qualifies under the 2025 Notes Indenture as a restricted subsidiary of the Company, (iii) the designation of the 2025 Notes Guarantor as an unrestricted subsidiary in accordance with the 2025 Notes Indenture, (iv) the legal or covenant defeasance of the notes or the satisfaction and discharge of the 2025 Notes Indenture, (v) the liquidation or dissolution of the 2025 Notes Guarantor, or (vi) provided the 2025 Notes Guarantor is not wholly-owned by the Company, its ceasing to guarantee other debt of the Company or another 2025 Notes Guarantor. A 2025 Notes Guarantor may not sell or otherwise dispose of all or substantially all of its properties or assets to, or consolidate with or merge into another company (other than the Company or another 2025 Notes Guarantor) unless no default under the 2025 Notes Indenture exists and either the successor to the 2025 Notes Guarantor assumes its guarantee of the 2025 Notes or the disposition, consolidation, or merger complies with the “Asset Sales” covenant in the 2025 Notes Indenture.

On March 2, 2020, the SEC made significant changes to its disclosure requirements relating to registered securities that are guaranteed. The disclosure requirements, as amended, are generally effective for filings on or after January 4, 2021, with early adoption permitted. The new rules, adopted by the Company in conjunction with its Form 10-Q for the period ended March 31, 2020, changed the form and content of the disclosures, requiring summarized financial information only as of and for the most recently completed fiscal year and subsequent year-to-date interim period, if certain conditions are met. The following information reflects the Condensed Consolidating Statements of Comprehensive (Loss) Income for the nine months ended September 30, 2020, the Condensed Consolidated Balance Sheets as of September 30, 2020, and the Summary Financial Information as of and for the year ended December 31, 2019 for: (i) Cardtronics plc, the parent Guarantor of the 2025 Notes (“Parent”), (ii) Cardtronics Inc. and Cardtronics USA, Inc. (“Issuers”), (iii) the 2025 Notes Guarantors (the “Guarantors”), and (iv) the 2025 Notes Non-Guarantors.
Condensed Consolidated Statements of Comprehensive (Loss) Income

	Nine Months Ended September 30, 2020
	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$460,657	$207,657	$203,710	$(52,832)	$819,192
Operating costs and expenses	17,883	449,802	161,231	206,932	(53,638)	782,210
Loss on disposal and impairment of assets	—	919	227	701	—	1,847
(Loss) income from operations	(17,883)	9,936	46,199	(3,923)	806	35,135
Interest expense (income), net, including amortization of deferred financing costs and note discount	—	32,601	5,254	(1,438)	171	36,588
Loss on extinguishment of convertible notes	—	3,018	—	—	—	3,018
Equity in earnings of subsidiaries	(25,929)	(47,044)	30,432	282	42,259	—
Other expenses (income)	2,332	9,418	5,915	(8,673)	(18,643)	(9,651)
Income before income taxes	5,714	11,943	4,598	5,906	(22,981)	5,180
Income tax (benefit) expense	(3,841)	(4,332)	6,259	(2,461)	—	(4,375)
Net income (loss)	9,555	16,275	(1,661)	8,367	(22,981)	9,555
Net loss attributable to noncontrolling interests	—	—	—	—	(10)	(10)
Net income (loss) attributable to controlling interests and available to common shareholders	9,555	16,275	(1,661)	8,367	(22,971)	9,565
Other comprehensive loss attributable to controlling interest	(46,380)	(37,161)	(2,169)	(4,632)	43,962	(46,380)
Comprehensive (loss) income attributable to controlling interests	$(36,825)	$(20,886)	$(3,830)	$3,735	$20,991	$(36,815)

Condensed Consolidated Balance Sheets

	As of September 30, 2020
	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$98	$186,507	$61,756	$15,129	$—	$263,490
Restricted cash	—	68,909	2,551	25,280	—	96,740
Accounts and notes receivable, net	—	41,057	17,921	17,309	—	76,287
Other current assets	—	40,105	2,198	37,016	—	79,319
Total current assets	98	336,578	84,426	94,734	—	515,836
Property and equipment, net	—	254,809	50,773	117,996	—	423,578
Intangible assets, net	—	26,661	41,048	20,327	—	88,036
Goodwill	—	445,046	141,262	152,871	—	739,179
Operating lease assets	—	34,239	2,120	26,059	—	62,418
Investments in and advances to subsidiaries	390,948	295,349	188,237	45,214	(919,748)	—
Intercompany receivable	36,422	510,388	254,500	274,982	(1,076,292)	—
Deferred tax assets, net	698	—	(1,013)	17,735	—	17,420
Prepaid expenses, deferred costs, and other noncurrent assets	—	12,047	1,438	6,926	—	20,411
Total assets	$428,166	$1,915,117	$762,791	$756,844	$(1,996,040)	$1,866,878

Liabilities and Shareholders' Equity
Current portion of long-term liabilities	$—	$147,977	$5,869	$29,468	$—	$183,314
Accounts payable and accrued liabilities	390	240,871	62,267	84,464	(20,909)	367,083
Total current liabilities	390	388,848	68,136	113,932	(20,909)	550,397
Long-term debt	—	773,857	—	—	—	773,857
Intercompany payable	93,441	310,126	303,654	369,065	(1,076,286)	—
Asset retirement obligations	—	22,524	1,961	30,122	—	54,607
Operating lease liabilities	—	40,617	1,449	16,716	—	58,782
Deferred tax liabilities, net	—	46,238	1,660	738	—	48,636
Other long-term liabilities	—	37,310	2,147	6,807	—	46,264
Total liabilities	93,831	1,619,520	379,007	537,380	(1,097,195)	1,532,543
Shareholders' equity	334,335	295,597	383,784	219,464	(898,845)	334,335
Total liabilities and shareholders' equity	$428,166	$1,915,117	$762,791	$756,844	$(1,996,040)	$1,866,878

Summary Prior Year Financial Information

	As of and for the Year Ended December 31, 2019
	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$668,527	$351,330	$402,079	$(72,531)	$1,349,405
(Loss) income from operations	(35,637)	40,733	70,835	10,203	300	86,434
Net income	48,265	20,546	63,952	27,036	(111,534)	48,265
Net income attributable to controlling interests and available to common shareholders	48,265	20,546	63,952	27,036	(111,525)	48,274
Total current assets	46	146,768	41,788	119,919	—	308,521
Total noncurrent assets	452,342	1,225,786	1,488,531	196,625	(1,907,847)	1,455,437
Total current liabilities	814	242,735	66,766	124,069	—	434,384
Total noncurrent liabilities	71,248	805,812	984,556	(24,244)	(888,125)	949,247

(19) Concentration Risk
Significant merchant customers. During the trailing twelve months ended September 30, 2020, the Company derived approximately 23% of its total revenues from ATMs placed at the locations of its top five merchant customers. The Company’s top five merchant customers, none accounting for more than 6% of total revenue for the trailing twelve months ended September 30, 2020, were Alimentation Couche-Tard Inc., Co-operative Food, CVS Caremark Corporation, Speedway LLC, and Walgreens Boots Alliance, Inc. Accordingly, a significant percentage of the Company’s future revenues and operating income will be dependent upon the successful continuation of its relationships with these merchants. As of September 30, 2020, the contracts the Company has with its five largest merchant customers have a weighted average remaining life of approximately 3 years.

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
•the Company's ability to maintain appropriate liquidity;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included under Item 1. Financial Statements of this Form 10-Q and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Overview
Cardtronics plc provides convenient automated consumer financial services through its network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). We are the world’s largest ATM owner/operator, providing services to over 285,000 ATMs. During the three months ended September 30, 2020, 68% of our total revenues were derived from operations in North America (including our ATM operations in the United States ("U.S."), Canada, and Mexico), 25% of our total revenues were derived from operations in Europe and Africa (including our ATM operations in the United Kingdom ("U.K."), Ireland, Germany, Spain, and South Africa), and 7% of our total revenues were derived from operations in Australia and New Zealand. Included in our network are approximately 198,000 ATMs to which we provided processing only services or various forms of managed services solutions. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or fee per service provided.
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

Certain locations, such as casinos, theme parks, malls, tourist-focused ATMs, education and other ATM sites were closed for all or part of the second and third quarters of 2020. Many of these locations remain closed to varying degrees as a result of the Pandemic. At the end of September 2020, closed ATMs, including but not limited to ATMs at casinos, theme parks, malls, tourist-focused ATMs, and education locations, represented approximately 5% of our total Company-owned ATM fleet, an improvement from 8% as of the end of June 2020. Due to the Pandemic, we have experienced decreased transaction volumes of varying degrees across our network, depending on the location. Although same-store transactions have continued to improve across most geographies since late March 2020, we expect to continue to see transaction volume declines year over year for the remainder of 2020. The majority of our revenues are transaction volume dependent; therefore, these anticipated transaction declines are expected to result in lower fourth quarter 2020 revenues compared to the same period in 2019 and may continue to impact our results in future periods beyond 2020.
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
Other Recent Trends and Events
Withdrawal transaction and revenue trends - Our two largest markets are the U.S. and U.K., and on a combined basis, these markets represent approximately 80% of our revenues. Our U.S. same-store cash withdrawal transactions increased by approximately 1% during the three months ended September 30, 2020 when compared to same period in 2019. Our U.K. same-store cash withdrawal transactions decreased by approximately 33% during the three months ended September 30, 2020 when compared to same period in 2019. In both cases, and each of our other jurisdictions, same-store transaction results have been adversely impacted by the Pandemic beginning in mid-March 2020.
Following the momentum we experienced in the latter part of 2019, we saw a strong start to 2020. In the U.S., our same-store withdrawal transactions were up 6% from January through mid-March. However, the Pandemic, and the associated government-mandated restrictions, began to impact transaction volumes starting in the second week of March, with U.S. same-store transaction volumes decreasing approximately 30%-35% year-over-year in the latter part of March. These transaction declines improved during the month of April when we first noted a modest improvement in withdrawal transaction volumes, correlated with higher unemployment benefits and other government stimulus programs. The improvement continued throughout the remainder of the second and third quarters of 2020 as the shelter in place restrictions began to ease and consumer activity resumed to varying extents in our markets. In the U.S., same-store withdrawal transaction volumes in the third quarter of 2020 were up approximately 1%, as indicated above, but down 3% when locations that remain closed are included. Both measures represent a notable improvement from March. The U.K. also experienced a notable improvement from late March and early April. In the U.K., during the last week of March through the first week of April, we saw same-store withdrawal transaction volumes decrease approximately 60-65% year-over-year, consistent with overall market volume. These withdrawal transaction declines began to improve later in April and volumes continued to improve throughout the remainder of the second and into the third quarter. U.K. same-store transaction volumes in the third quarter of 2020 were down approximately 33% year-over-year, as indicated above, and down 34% when locations that remain closed are included. Further social gathering restrictions or the introduction of additional restrictions in any or all of our markets would likely adversely impact our transaction volumes. Conversely, we would expect to recover more transaction volume as social gathering restrictions are reduced or removed in each market as we have seen in certain regions.

Results of Operations
The following Consolidated Statements of Operations reflect each line as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three months ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	(In thousands, excluding percentages)
Revenues:
ATM operating revenues	$267,320	95.7%	$333,384	94.8%	$781,998	95.5%	$959,067	94.9%
ATM product sales and other revenues	12,078	4.3	18,123	5.2	37,194	4.5	51,531	5.1
Total revenues	279,398	100.0	351,507	100.0	819,192	100.0	1,010,598	100.0
Cost of revenues:
Cost of ATM operating revenues (1)	165,265	59.2	208,860	59.4	510,014	62.3	623,099	61.7
Cost of ATM product sales and other revenues	7,842	2.8	14,922	4.2	27,522	3.4	41,148	4.1
Total cost of revenues	173,107	62.0	223,782	63.7	537,536	65.6	664,247	65.7
Operating expenses:
Selling, general, and administrative expenses (2)	40,373	14.4	46,257	13.2	115,609	14.1	131,912	13.1
Restructuring expenses	2,008	0.7	3,583	1.0	6,557	0.8	7,046	0.7
Depreciation and accretion expense	33,063	11.8	33,466	9.5	97,346	11.9	99,644	9.9
Amortization of intangible assets	7,900	2.8	12,404	3.5	25,162	3.1	37,407	3.7
Loss on disposal and impairment of assets	814	0.3	637	0.2	1,847	0.2	3,101	0.3
Total operating expenses	84,158	30.1	96,347	27.4	246,521	30.1	279,110	27.6
Income from operations	22,133	7.9	31,378	8.9	35,135	4.3	67,241	6.7
Other expenses (income):
Interest expense, net	11,132	4.0	6,751	1.9	26,362	3.2	20,265	2.0
Amortization of deferred financing costs and note discount	2,341	0.8	3,377	1.0	10,226	1.2	9,999	1.0
Loss on extinguishment of convertible notes	0	—	—	—	3,018		—	—
Other income	(7,116)	(2.5)	(3,703)	(1.1)	(9,651)	(1.2)	(9,454)	(0.9)
Total other expenses	6,357	2.3	6,425	1.8	29,955	3.7	20,810	2.1
Income before income taxes	15,776	5.6	24,953	7.1	5,180	0.6	46,431	4.6
Income tax expense (benefit)	10,049	3.6	4,086	1.2	(4,375)	(0.5)	10,780	1.1
Net income	5,727	2.0	20,867	5.9	9,555	1.2	35,651	3.5
Net (loss) income attributable to noncontrolling interests	(5)	—	3	—	(10)	—	(3)	—
Net income attributable to controlling interests and available to common shareholders	$5,732	2.1%	$20,864	5.9%	$9,565	1.2%	$35,654	3.5%

(1)Excludes effects of depreciation, accretion, and amortization of intangible assets, of $33.5 million and $37.3 million for the three months ended September 30, 2020 and 2019, respectively, and $97.6 million and $112.3 million for the nine months ended September 30, 2020 and 2019, respectively. See Item 1. Financial Statements, Note 1. General and Basis of Presentation – (c) Cost of ATM Operating Revenues Presentation. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 12.0% and 10.6% for the three months ended September 30, 2020 and 2019, respectively, and 11.9% and 11.1% for the nine months ended September 30, 2020 and 2019, respectively.
(2)Includes share-based compensation expense of $5.5 million and $5.3 million for the three months ended September 30, 2020 and 2019, respectively, and $15.0 million and $14.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Key Operating Metrics
The following tables reflect certain key measures that gauge our operating performance for the periods indicated:

	As of September 30,
	2020	% Change	2019
Ending number of transacting ATMs(1):
North America	42,766	(3.2)%	44,162
Europe & Africa	22,352	(6.6)%	23,921
Australia & New Zealand	5,798	(18.2)%	7,085
Total Company-owned(2)	70,916	(5.7)%	75,168

North America	12,074	(14.0)%	14,032
Europe & Africa	169	(29.0)%	238
Total Merchant-owned	12,243	(14.2)%	14,270

Managed Services and Processing:
North America	187,123	(8.3)%	204,145
Australia & New Zealand	1,477	(17.9)%	1,798
Total Managed services and processing(2)	188,600	(8.4)%	205,943

Total ending number of transacting ATMs	271,759	(8.0)%	295,381

(1)The ending number of transacting ATMs presented in the table above includes only those ATMs transacting during the months of September 2020 and 2019. The 2020 counts do not include ATMs at casinos, theme parks, malls, education facilities, tourist-focused sites and other ATM sites that were temporarily closed during September 2020 as a result of the Pandemic. The Company estimates, that during the month of September 2020, approximately 15,000 ATMs were not transacting due to the Pandemic including approximately 3,600 ATMs, 1,600 ATMs, and 9,800 ATMs in the Company-owned, Merchant-owned, and Managed services and processing, respectively.
(2)Company-owned ATMs that are deployed under managed services agreements are classified under Managed services and processing.

	Three months ended September 30,			Nine Months Ended September 30,
	2020	% Change	2019	2020	% Change	2019
Average number of transacting ATMs(1):
North America	42,240	(3.3)%	43,668	42,565	(1.7)%	43,316
Europe & Africa	21,848	(8.8)	23,950	22,472	(5.8)	23,861
Australia & New Zealand	5,689	(20.5)	7,155	5,823	(22.3)	7,493
Total Company-owned (2)	69,777	(6.7)	74,773	70,860	(5.1)	74,670

North America	11,799	(16.2)	14,078	11,904	(15.4)	14,077
Europe & Africa	164	n/m	269	188	(23.0)	244
Total Merchant-owned	11,963	(16.6)	14,347	12,092	(15.6)	14,321

Managed Services and Processing:
North America (3)	184,436	(9.5)	203,781	183,388	7.7	170,336
Australia & New Zealand	1,505	(16.8)	1,809	1,596	(9.0)	1,754
Total Managed services and processing (2)	185,941	(9.6)	205,590	184,984	7.5	172,090

Total average number of transacting ATMs	267,681	(9.2)	294,710	267,936	2.6	261,081

Total transactions (in thousands):
ATM operations	236,418	(22.9)	306,823	693,242	(25.0)	923,878
Managed services and processing, net	346,458	(24.7)	460,243	925,781	(14.2)	1,078,675
Total transactions (4)	582,876	(24.0)	767,066	1,619,023	(19.2)	2,002,553

Total cash withdrawal transactions (in thousands):
ATM operations (4)	153,010	(24.6)	203,061	445,645	(27.1)	611,095

Per ATM per month amounts (excludes managed services and processing):
Cash withdrawal transactions (4)	624	(17.8)	759	597	(21.7)	762

ATM operating revenues (5)	$996	(11.9)	$1,130	$954	(12.8)	$1,094
Cost of ATM operating revenues (5) (6)	631	(13.9)	733	644	(11.7)	729
ATM adjusted operating gross profit (5)(6)	$365	(8.1)%	$397	$310	(15.1)%	$365

ATM adjusted operating gross profit margin	36.6%		35.1%	32.5%		33.4%
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
(4)Total transactions, total cash withdrawal transactions, and total transactions per ATM per month were adversely impacted by the Pandemic, particularly in the U.K. where average transactions per ATM exceed our Company average.
(5)ATM operating revenues and Cost of ATM operating revenues relating to managed services, processing, ATM equipment sales, and other ATM-related services are not included in this calculation. The Cost of ATM operating revenues in the three and nine months ended September 30, 2020 include business rate tax recoveries totaling $11.8 million.

(6)Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is reported separately in the Consolidated Statements of Operations. For additional information, see Item 1. Financial Statements, Note 1. General and Basis of Presentation – (c) Cost of ATM Operating Revenues Presentation.

Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, excluding percentages)
North America
ATM operating revenues	$181,330	$208,595	(13.1)%	$539,628	$599,177	(9.9)%
ATM product sales and other revenues	10,395	16,113	(35.5)	32,133	44,994	(28.6)
North America total revenues	191,725	224,708	(14.7)	571,761	644,171	(11.2)
Europe & Africa
ATM operating revenues	68,293	102,801	(33.6)	195,339	292,980	(33.3)
ATM product sales and other revenues	1,613	1,907	(15.4)	4,859	6,123	(20.6)
Europe & Africa total revenues	69,906	104,708	(33.2)	200,198	299,103	(33.1)
Australia & New Zealand
ATM operating revenues	19,151	24,389	(21.5)	51,551	74,906	(31.2)
ATM product sales and other revenues	70	103	(32.0)	202	414	(51.2)
Australia & New Zealand total revenues	19,221	24,492	(21.5)	51,753	75,320	(31.3)

Eliminations	(1,454)	(2,401)	(39.4)	(4,520)	(7,996)	(43.5)

Total ATM operating revenues	267,320	333,384	(19.8)	781,998	959,067	(18.5)
Total ATM product sales and other revenues	12,078	18,123	(33.4)	37,194	51,531	(27.8)
Total revenues	$279,398	$351,507	(20.5)%	$819,192	$1,010,598	(18.9)%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
ATM operating revenues. ATM operating revenues, during the three months ended September 30, 2020, decreased $66.1 million, or 19.8%, compared to the same period of 2019. Absent foreign currency exchange rate movements, ATM operating revenues would have decreased $68.5 million or 20.5% due to the impacts of the Pandemic that resulted in lower transaction volumes. The decrease in revenue was partially offset by growth in the bank-branding and surcharge free network revenues in North America.

The following table details, by segment, the changes in the various components of ATM operating revenues:

	Three Months Ended September 30,
	2020	2019	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$69,120	$90,148	$(21,028)	(23.3)%
Interchange revenues	30,903	35,289	(4,386)	(12.4)
Bank-branding and surcharge-free network revenues	56,272	52,112	4,160	8.0
Managed services and processing revenues	25,035	31,046	(6,011)	(19.4)
North America total ATM operating revenues	181,330	208,595	(27,265)	(13.1)
Europe & Africa
Surcharge revenues	27,188	48,652	(21,464)	(44.1)
Interchange revenues	39,151	51,631	(12,480)	(24.2)
Bank-branding and surcharge-free network revenues	397	238	159	66.8
Managed services and processing revenues	1,557	2,280	(723)	(31.7)
Europe & Africa total ATM operating revenues	68,293	102,801	(34,508)	(33.6)
Australia & New Zealand
Surcharge revenues	14,720	19,603	(4,883)	(24.9)
Interchange revenues	832	1,056	(224)	(21.2)
Managed services and processing revenues	3,599	3,730	(131)	(3.5)
Australia & New Zealand total ATM operating revenues	19,151	24,389	(5,238)	(21.5)
Eliminations	(1,454)	(2,401)	947	(39.4)
Total ATM operating revenues	$267,320	$333,384	$(66,064)	(19.8)%

North America. For the three months ended September 30, 2020, ATM operating revenues in our North America segment decreased $27.3 million, or 13.1%, compared to the same period of 2019 due to the impacts of the Pandemic that resulted in lower transaction volumes driving lower surcharge and interchange revenues as well as lower managed services and processing revenues. The decrease in revenues was partially offset by growth in the bank-branding and surcharge free network revenues in North America, driven by the addition of new branding arrangements and additional revenue from our Allpoint Network.
Europe & Africa. For the three months ended September 30, 2020, ATM operating revenues in our Europe & Africa segment decreased $34.5 million, or 33.6% compared to the same period of 2019. Absent the foreign currency exchange rate movements, our ATM operating revenues would have decreased by $36.6 million, or 35.6%, primarily due to the impacts of the Pandemic that resulted in lower transaction volumes driving lower surcharge and interchange revenues as well as lower managed services and processing revenues. The travel restrictions associated with the Pandemic resulted in a decrease in dynamic currency conversion revenues (recognized within surcharge revenues) of approximately $10.4 million. These declines were partially offset by an increase in revenues in South Africa attributable to an increase in the number of transacting ATMs.
Australia & New Zealand. For the three months ended September 30, 2020, ATM operating revenues in our Australia & New Zealand segment decreased $5.2 million, or 21.5%, compared to the same period of 2019. Absent the foreign currency exchange rate movements, our ATM operating revenues would have decreased by $6.0 million, or 24.5%, primarily due to a reduction in the number of transacting ATMs and the impacts of the Pandemic that resulted in lower transaction volumes driving lower surcharge and interchange revenues.
ATM product sales and other revenues. For the three months ended September 30, 2020, ATM product sales and other revenues decreased $6.0 million, or 33.4%, compared to the same period of 2019. The decrease was primarily related to lower equipment sales in the U.S.

For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures, below. In addition, see Factors Impacting Comparability Between Periods, below.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

ATM operating revenues. ATM operating revenues, during the nine months ended September 30, 2020, decreased $177.1 million, or 18.5%, compared to the same period of 2019. Absent foreign currency exchange rate movements, ATM operating revenues would have decreased $172.3 million or 18.0% due to the impacts of the Pandemic that resulted in lower transaction volumes. The decrease in revenue was partially offset by growth in bank-branding and surcharge-free network revenues in North America.

The following table details, by segment, the changes in the various components of ATM operating revenues:

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$212,359	$263,492	$(51,133)	(19.4)%
Interchange revenues	90,298	103,954	(13,656)	(13.1)
Bank-branding and surcharge-free network revenues	162,514	146,523	15,991	10.9
Managed services and transaction processing revenues	74,457	85,208	(10,751)	(12.6)
North America total ATM operating revenues	539,628	599,177	(59,549)	(9.9)
Europe & Africa
Surcharge revenues	77,256	124,124	(46,868)	(37.8)
Interchange revenues	112,514	161,362	(48,848)	(30.3)
Bank-branding and surcharge-free network revenues	1,102	721	381	52.8
Managed services and processing revenues	4,467	6,773	(2,306)	(34.0)
Europe & Africa total ATM operating revenues	195,339	292,980	(97,641)	(33.3)
Australia & New Zealand
Surcharge revenues	39,008	60,047	(21,039)	(35.0)
Interchange revenues	2,299	3,557	(1,258)	(35.4)
Managed services and transaction processing revenues	10,244	11,302	(1,058)	(9.4)
Australia & New Zealand total ATM operating revenues	51,551	74,906	(23,355)	(31.2)
Eliminations	(4,520)	(7,996)	3,476	(43.5)
Total ATM operating revenues	$781,998	$959,067	$(177,069)	(18.5)%

North America. For the nine months ended September 30, 2020, ATM operating revenues in our North America segment decreased $59.5 million, or 9.9%, compared to the same period of 2019 due to the impacts of the Pandemic that resulted in lower transaction volumes driving lower surcharge and interchange revenues as well as lower managed services and processing revenues. The decrease in revenues was partially offset by growth in the bank-branding and surcharge free network revenues in North America, driven by the addition of new branding arrangements and additional revenue from our Allpoint Network.
Europe & Africa. For the nine months ended September 30, 2020, ATM operating revenues in our Europe & Africa segment decreased $97.6 million, or 33.3%, compared to the same period of 2019, primarily due to the impacts of the Pandemic that resulted in lower transaction volumes driving lower surcharge and interchange revenues as well as managed services and processing revenues. The travel restrictions associated with the Pandemic resulted in a decrease in dynamic currency conversion revenues (recognized within surcharge revenues) of approximately $19.6 million. Foreign currency exchange rate movements had an insignificant impact on results during the period. The decline was partially offset by an increase in revenues in South Africa attributable to an increase in the number of transacting ATMs.

Australia & New Zealand. For the nine months ended September 30, 2020, ATM operating revenues in our Australia & New Zealand segment decreased $23.4 million, or 31.2%, compared to the same period of 2019. Absent the foreign currency exchange rate movements, our ATM operating revenues would have decreased 21.8 million, or 29.1% primarily due to a reduction in the number of transacting ATMs and the impacts of the Pandemic that resulted in lower transaction volumes driving lower surcharge and interchange revenues as well as lower managed services and processing revenues.
ATM product sales and other revenues. For the nine months ended September 30, 2020, ATM product sales and other revenues decreased $14.3 million, or 27.8%, compared to the same period of 2019. The decrease was primarily related to lower equipment sales in the U.S. and lower ATM servicing fees in the U.K.
For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures, below. In addition, see Factors Impacting Comparability Between Periods, below.
Cost of Revenues (exclusive of depreciation, accretion, and amortization of intangible assets)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, excluding percentages)
North America
Cost of ATM operating revenues	$120,292	$134,313	(10.4)%	$360,976	$391,588	(7.8)%
Cost of ATM product sales and other revenues	7,113	13,902	(48.8)	25,496	37,699	(32.4)
North America total cost of revenue	127,405	148,215	(14.0)	386,472	429,287	(10.0)
Europe & Africa
Cost of ATM operating revenues	32,221	59,656	(46.0)	115,647	184,752	(37.4)
Cost of ATM product sales and other revenues	594	821	(27.6)	1,614	2,677	(39.7)
Europe & Africa total cost of revenues	32,815	60,477	(45.7)	117,261	187,429	(37.4)
Australia & New Zealand
Cost of ATM operating revenues	13,816	17,065	(19.0)	36,757	53,768	(31.6)
Cost of ATM product sales and other revenues	135	199	(32.2)	412	772	(46.6)
Australia & New Zealand total cost of revenues	13,951	17,264	(19.2)	37,169	54,540	(31.9)
Corporate total cost of revenues	390	368	6.0	1,154	995	16.0

Eliminations	(1,454)	(2,542)	(42.8)	(4,520)	(8,004)	(43.5)

Cost of ATM operating revenues	165,265	208,860	(20.9)	510,014	623,099	(18.1)
Cost of ATM product sales and other revenues	7,842	14,922	(47.4)	27,522	41,148	(33.1)
Total cost of revenues	$173,107	$223,782	(22.6)%	$537,536	$664,247	(19.1)%

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) during the three months ended September 30, 2020 decreased $43.6 million, or 20.9%, compared to the same period of 2019. Absent foreign currency exchange rate movements, our Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) decreased $44.7 million, or 21.4%. This decrease is consistent with the decline in revenues due to the Pandemic that resulted in lower transaction volumes and the reduced cost of operations across all of our segments related to our restructuring activities and workforce reductions. The decrease is also attributable to the recovery of previously paid business rate taxes in the U.K., discussed below.
The following table details, by segment, the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Three Months Ended September 30,
	2020	2019	Change	% Change
	(In thousands, excluding percentages)
North America
Merchant commissions	$54,568	$66,620	$(12,052)	(18.1)%
Vault cash rental	11,040	11,981	(941)	(7.9)
Other costs of cash	16,091	15,577	514	3.3
Repairs and maintenance	14,887	13,409	1,478	11.0
Communications	3,396	3,445	(49)	(1.4)
Transaction processing	1,227	2,695	(1,468)	(54.5)
Employee costs	8,282	7,914	368	4.6
Other expenses	10,801	12,672	(1,871)	(14.8)
North America total cost of ATM operating revenues	120,292	134,313	(14,021)	(10.4)
Europe & Africa
Merchant commissions	15,086	23,962	(8,876)	(37.0)
Vault cash rental	3,211	3,685	(474)	(12.9)
Other costs of cash	4,968	4,921	47	1.0
Repairs and maintenance	2,798	3,347	(549)	(16.4)
Communications	2,623	2,699	(76)	(2.8)
Transaction processing	3,733	5,678	(1,945)	(34.3)
Employee costs	8,029	10,187	(2,158)	(21.2)
Other expenses	(8,227)	5,177	(13,404)	(258.9)
Europe & Africa total cost of ATM operating revenues	32,221	59,656	(27,435)	(46.0)
Australia & New Zealand
Merchant commissions	7,226	9,629	(2,403)	(25.0)
Vault cash rental	1,193	1,568	(375)	(23.9)
Other costs of cash	1,240	1,537	(297)	(19.3)
Repairs and maintenance	1,632	1,616	16	1.0
Communications	461	610	(149)	(24.4)
Transaction processing	482	577	(95)	(16.5)
Employee costs	1,134	1,105	29	2.6
Other expenses	448	423	25	5.9
Australia & New Zealand total cost of ATM operating revenues	13,816	17,065	(3,249)	(19.0)
Corporate	390	368	22	6.0
Eliminations	(1,454)	(2,542)	1,088	(42.8)
Total cost of ATM operating revenues	$165,265	$208,860	$(43,595)	(20.9)%

North America. For the three months ended September 30, 2020, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our North America segment decreased $14.0 million, or 10.4%, compared to the same period of 2019. This decline was due to the Pandemic that resulted in lower transaction volumes driving lower merchant commissions, vault cash rental fees and other operating costs. The decrease was also due to lower operating costs resulting from our restructuring activities implemented during the second quarter of 2020. The decrease was partially offset by an increase in other cost of cash related to higher armored costs to ensure cash availability and higher repair and maintenance costs driven by an increase in company-owned ATMs utilizing third-party maintenance, including an increase in the number of full function ATMs.
Europe & Africa. For the three months ended September 30, 2020, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Europe & Africa segment decreased by $27.4 million, or 46.0%, compared to the same period of 2019. Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) decreased $28.3 million or 47.4%. This decrease was primarily due to the Pandemic that resulted in lower transaction volumes driving lower merchant commissions, vault cash rental fees and other operating costs. The decrease was also due to the closure of certain cash management facilities and related workforce reductions as part of our restructuring activities. In addition, in May 2020, the U.K. Supreme Court eliminated our obligation to pay business rate taxes to certain local authorities that resulted in net cash recoveries of $11.8 million related to previous periods, which is reflected as a cost reduction in the Other expenses line within the Cost of ATM operating revenues, as well as the ongoing reduction in business rate tax expense during the three months ended September 30, 2020, compared to the same period of 2019.
Australia & New Zealand. For the three months ended September 30, 2020, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Australia & New Zealand segment decreased $3.2 million, or 19.0%, compared to the same period of 2019. Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) decreased $3.8 million or 22.1%. This decline was primarily due to the Pandemic that resulted in lower transaction volumes driving lower merchant commissions, vault cash rental fees, armored car services and other operating costs.
Cost of ATM product sales and other revenues. For the three months ended September 30, 2020, our cost of ATM product sales and other revenues decreased 47.4% from the same period of 2019. The decrease was primarily related to lower equipment sales in the U.S.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) during the nine months ended September 30, 2020 decreased $113.1 million, or 18.1%, compared to the same period of 2019. Absent foreign currency exchange rate movements, our Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) decreased $109.3 million, or 17.5%. This decrease is consistent with the decline in revenues due to the Pandemic that resulted in lower transaction volumes and the reduced cost of operations across all of our segments related to our temporary salary reductions, workforce reductions and restructuring activities. The decrease is also attributable to the recovery of previously paid business rate taxes in the U.K., discussed below.

The following table details, by segment, the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	(In thousands, excluding percentages)
North America
Merchant commissions	$165,970	$192,098	$(26,128)	(13.6)%
Vault cash rental	32,912	36,729	(3,817)	(10.4)
Other costs of cash	50,926	46,375	4,551	9.8
Repairs and maintenance	40,520	39,160	1,360	3.5
Communications	10,036	9,897	139	1.4
Transaction processing	4,119	6,449	(2,330)	(36.1)
Employee costs	22,839	23,496	(657)	(2.8)
Other expenses	33,654	37,384	(3,730)	(10.0)
North America total cost of ATM operating revenues	360,976	391,588	(30,612)	(7.8)
Europe & Africa
Merchant commissions	45,580	71,572	(25,992)	(36.3)
Vault cash rental	9,402	11,117	(1,715)	(15.4)
Other costs of cash	13,334	17,183	(3,849)	(22.4)
Repairs and maintenance	8,003	10,816	(2,813)	(26.0)
Communications	7,795	8,580	(785)	(9.1)
Transaction processing	10,849	16,818	(5,969)	(35.5)
Employee costs	23,134	31,936	(8,802)	(27.6)
Other expenses	(2,450)	16,730	(19,180)	(114.6)
Europe & Africa total cost of ATM operating revenues	115,647	184,752	(69,105)	(37.4)
Australia & New Zealand
Merchant commissions	18,149	29,527	(11,378)	(38.5)
Vault cash rental	3,497	5,324	(1,827)	(34.3)
Other costs of cash	3,591	5,086	(1,495)	(29.4)
Repairs and maintenance	4,563	5,404	(841)	(15.6)
Communications	1,270	2,011	(741)	(36.8)
Transaction processing	1,579	1,573	6	0.4
Employee costs	2,809	3,447	(638)	(18.5)
Other expenses	1,299	1,396	(97)	(6.9)
Australia & New Zealand total cost of ATM operating revenues	36,757	53,768	(17,011)	(31.6)
Corporate	1,154	995	159	16.0
Eliminations	(4,520)	(8,004)	3,484	(43.5)
Total cost of ATM operating revenues	$510,014	$623,099	$(113,085)	(18.1)%

North America. For the nine months ended September 30, 2020, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our North America segment decreased $30.6 million, or 7.8%, compared to the same period of 2019. This decline was primarily due to the Pandemic that resulted in lower transaction volumes driving lower merchant commissions, vault cash rental fees and other operating costs. The decrease was partially offset by an increase in other cost of cash related to higher armored costs to ensure cash availability and higher cash losses in the U.S as well as higher repair and maintenance costs driven by an increase in company-owned ATMs utilizing third-party maintenance, including an increase in the number of full function ATMs.

Europe & Africa. For the nine months ended September 30, 2020, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Europe & Africa segment decreased by $69.1 million, or 37.4%, compared to the same period of 2019. Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) decreased $67.5 million or 36.5%. This decrease was primarily due to the Pandemic that resulted in lower transaction volumes driving lower merchant commissions, vault cash rental fees and other operating costs. The decrease was also due to the closure of certain cash management facilities as part of our restructuring activities and lower employee costs due to workforce reductions and the temporary salary reductions implemented during the second quarter of 2020. In addition, in May 2020, the U.K. Supreme Court eliminated our obligation to pay business rate taxes to certain local authorities that resulted in net cash recoveries of $11.8 million related to previous periods, which is reflected as a cost reduction in the Other expenses line within the Cost of ATM operating revenues. Our results for the nine months ended September 30, 2020 also reflect the $3.7 million reversal of previously accrued obligations to pay business rate taxes as well as the ongoing reduction in business rate tax expense, compared to the same period of 2019.
Australia & New Zealand. For the nine months ended September 30, 2020, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Australia & New Zealand segment decreased $17.0 million, or 31.6%, compared to the same period of 2019. Excluding foreign currency exchange rate movements, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) decreased $15.9 million or 29.6%. This decline was primarily due to the Pandemic that resulted in lower transaction volumes driving lower merchant commissions, vault cash rental fees, armored car services and other operating costs. The decrease was also due to lower employee costs due to the temporary salary reductions during the second quarter of 2020 in response to the Pandemic.
Cost of ATM product sales and other revenues. For the nine months ended September 30, 2020, our cost of ATM product sales and other revenues decreased 33.1% compared to the same period of 2019. The decrease was primarily related to lower equipment sales in the U.S. as a result of the Pandemic.
For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures below.
Selling, General, and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, excluding percentages)
Selling, general, and administrative expenses	$34,843	$40,991	(15.0)%	$100,627	$117,539	(14.4)%
Share-based compensation expense	5,530	5,266	5.0	14,982	14,373	4.2
Total selling, general, and administrative expenses	$40,373	$46,257	(12.7)%	$115,609	$131,912	(12.4)%

Percentage of total revenues:
Selling, general, and administrative expenses	12.5%	11.7%		12.3%	11.6%
Share-based compensation expense	1.9	1.5		1.8	1.4
Total selling, general, and administrative expenses	14.4%	13.2%		14.1%	13.1%
Selling, general, and administrative expenses (“SG&A expenses”), excluding share-based compensation expense. For the three and nine months ended September 30, 2020, SG&A expenses, excluding share-based compensation expense, decreased $6.1 million, or 15.0%, and 16.9 million, or 14.4%, respectively, compared to the same period of 2019. These decreases were primarily a result of lower employee compensation costs due to temporary salary reductions during the three months ended June 30, 2020, restructuring activities and lower incentive compensation costs as well as lower professional fees and other cost reductions implemented as a result of the Pandemic.
Share-based compensation expense. For the three and nine months ended September 30, 2020, share-based compensation expense increased $0.3 million and $0.6 million, respectively, compared to the same period of 2019 as a result of the amount, timing and terms of share-based payment awards granted during the periods, net of estimated forfeitures. For additional information related to share-based compensation expense, see Item 1. Financial Statements, Note 4. Share-based Compensation.

Restructuring Expenses
For the three and nine months ended September 30, 2020, we continued certain corporate reorganization and cost reduction initiatives that began in 2019. In addition, we implemented additional cost reduction measures during the nine months ended September 30, 2020 in response to the impacts of the Pandemic. During the three and nine months ended September 30, 2020, we incurred $2.0 million and $6.6 million, respectively, of pre-tax expenses related to these restructuring activities that primarily included facility closures, workforce reductions and other related charges.
For additional information, see Item 1. Financial Statements, Note 1. General and Basis of Presentation – (d) Restructuring Expenses.

Depreciation and Accretion Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, excluding percentages)
Depreciation and accretion expense	$33,063	$33,466	(1.2)%	$97,346	$99,644	(2.3)%

Percentage of total revenues	11.8%	9.5%		11.9%	9.9%
Depreciation and accretion expense. For the three and nine months ended September 30, 2020, depreciation and accretion expense decreased $0.4 million or 1.2%, and $2.3 million, or 2.3%, respectively, compared to the same periods of 2019 due to the amount and timing of capital additions in the ordinary course of business and the fluctuation in foreign currency exchange rates.
Amortization of Intangible Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, excluding percentages)
Amortization of intangible assets	$7,900	$12,404	(36.3)%	$25,162	$37,407	(32.7)%

Percentage of total revenues	2.8%	3.5%		3.1%	3.7%
Amortization of intangible assets. For the three and nine months ended September 30, 2020, amortization of intangible assets decreased by $4.5 million, or 36.3%, and $12.2 million or 32.7% compared to the same period of 2019 primarily due to the timing of certain intangible assets becoming fully amortized.
Loss on Disposal and Impairment of Assets

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, excluding percentages)
Loss on disposal and impairment of assets	$814	$637	27.8%	$1,847	$3,101	(40.4)%

Percentage of total revenues	0.3%	0.2%		0.2%	0.3%
Loss on disposal and impairment of assets. The losses recognized during the three and nine months ended September 30, 2020 and 2019 primarily related to the disposal of ATM assets in the normal course of business.

Interest Expense, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, excluding percentages)
Interest expense, net	$11,132	$6,751	64.9%	$26,362	$20,265	30.1%

Percentage of total revenues	4.0%	1.9%		3.2%	2.0%
Interest expense, net. For the three months and nine months ended September 30, 2020, Interest expense, net, increased $4.4 million, or 64.9%, and $6.1 million, or 30.1%, respectively, compared to the same period of 2019. This increase was primarily attributable to interest on the $500 million term loan facility entered into in June 2020 ("Term Loan"), partially offset by the repurchase and cancellation of a portion of our 1% convertible senior notes ("Convertible Notes") and a comparatively lower average outstanding debt balance on our revolving credit facility during the respective periods. For additional information related to our outstanding borrowings, see Item 1. Financial Statements, Note 9. Current and Long-Term Debt.
Other income
During the three and nine months ended September 30, 2020, we realized a net gain in the Other income line in the Consolidated Statements of Operations of $7.1 million and $9.7 million, respectively, primarily attributable to foreign currency remeasurement adjustments, a net gain in terminating derivative contracts and the reduction in the estimated fair value of the acquisition related contingent consideration liability, partially offset by other non-operating costs.
Income Tax Expense (Benefit)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
	(In thousands, excluding percentages)
Income tax expense (benefit)	$10,049	$4,086	145.9%	$(4,375)	$10,780	n/m

Effective tax rate	63.7%	16.4%		(84.5)%	23.2%
Income tax expense (benefit). Our income tax expense for the three months ended September 30, 2020 totaled $10.0 million resulting in an effective tax rate of 63.7%, compared to an expense of $4.1 million, and an effective tax rate of 16.4%, for the same period of 2019. The Company’s income tax benefit for the nine months ended September 30, 2020 totaled $4.4 million resulting in an effective tax rate of (84.5)%, compared to an expense of $10.8 million, and an effective tax rate of 23.2%, for the same period of 2019.
The increase in tax expense for the three months ended September 30, 2020, compared to the same period of 2019, was primarily attributable to the mix of earnings across our jurisdictions including increased losses incurred in countries where we realize no tax benefit. The decrease in the tax expense for the nine months ended September 30, 2020, compared to the same period of 2019, was attributable to lower pre-tax income incurred during the nine months ended September 30, 2020 and to a non-recurring benefit from the carry back of net operating losses to prior tax years at the higher 35% U.S. tax rate, compared to the current tax rate of 21%, as a result of recent changes in U.S. tax law. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law in the U.S., which provided for an elective five-year carryback of net operating losses (NOLs) generated in taxable years beginning after December 31, 2017 and before January 1, 2021. As a result of this change in law and since the Company incurred net operating losses in 2018, the Company carried back these 2018 losses to prior periods to receive refunds of taxes paid at higher rates in earlier periods.
Factors Impacting Comparability Between Periods
COVID-19 pandemic. As discussed in our COVID-19 Update, Other Recent Trends and Events and our Results of Operations above, during the three and nine months ended September 30, 2020, the Pandemic has had a significant impact on our operating results.

Foreign currency exchange rates. Our reported financial results are subject to fluctuations in foreign currency exchange rates. We estimate that the year-over-year fluctuation of the currencies in the markets in which we operate relative to the U.S. dollar caused our reported total revenues to be lower by approximately $2.4 million and higher by approximately $5.1 million, respectively, during the three and nine months ended September 30, 2020.
Please see the Form 10-K for the year ended December 31, 2019, for discussion of developing trends and recent events with relevance to the business.
Long-Term Strategic Outlook
Over the past several years, we have expanded our operations and the capabilities and service offerings of our ATMs through strategic acquisitions and investments, continued to deploy ATMs in high-traffic locations under contracts with well-known retailers, and expanded through the growth of Allpoint, our retail based surcharge-free ATM network and our bank-branding programs. We have recently seen increased demand from financial institutions of all sizes as they evaluate their physical banking services and branch strategies. We have also expanded our ATM capabilities and service offerings to financial institutions, as we are seeing increasing interest from financial institutions for the outsourcing of ATM-related services due to our cost efficiency advantages and higher service levels.
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
Non-GAAP Financial Measures
DISCLOSURE OF NON-GAAP FINANCIAL INFORMATION
In order to assist readers of our consolidated financial statements in understanding the operating results that management uses to evaluate the business and for financial planning purposes, we present the following non-GAAP measures as a complement to financial results prepared in accordance with U.S. GAAP: EBITDA, Adjusted EBITDA, Adjusted Net Income, Adjusted Tax Rate, Adjusted Net Income per diluted share, Adjusted Net Cash Provided by Operating Activities, Adjusted Free Cash Flow, and certain other results presented on a constant-currency basis. We believe that the presentation of these measures and the identification of notable, non-cash, non-operating costs and/or (if applicable in a particular period) certain costs not anticipated to occur in future periods enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years. We also believe that these measures are relevant and provide useful information widely used by analysts, investors and other interested parties in our industry to provide a baseline for evaluating and comparing our operating performance, financial condition and, in the case of free cash flow, our liquidity results. We use these non-GAAP financial measures in managing and measuring the performance of our business, including setting and measuring incentive-based compensation for management.
Furthermore, the non-GAAP financial measures presented herein should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, or financing activities, or other income or cash flow measures contained within our consolidated financial statements prepared in accordance with GAAP. The non-GAAP measures that we use are not defined in the same manner by all companies and therefore may not be comparable to other similarly titled measures of other companies.

EBITDA and Adjusted EBITDA
EBITDA adds net interest expense, income tax expense (benefit), depreciation and accretion, amortization of deferred financing costs and note discounts, amortization of intangible assets, and certain costs not anticipated to occur in future periods to net income. Adjusted EBITDA excludes the items excluded from EBITDA as well as share-based compensation expense, certain other income and expense amounts, acquisition related expenses, gains or losses on disposal and impairment of assets, certain non-operating expenses (if applicable in a particular period), and includes an adjustment for noncontrolling interests. Depreciation and accretion expense and amortization of intangible assets are excluded from Adjusted EBITDA as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired.
Adjusted Net Income, Adjusted Net Income per Diluted Share, and Adjusted Tax Rate
Adjusted Net Income represents net income computed in accordance with U.S. GAAP, before amortization of intangible assets, deferred financing costs and note discounts, gains or losses on disposal and impairment of assets, share-based compensation expense, certain other income and expense amounts, acquisition related expenses, certain non-operating expenses, and (if applicable in a particular period) certain costs not anticipated to occur in future periods (together, the “Adjustments”). The non-GAAP tax rate used to calculate Adjusted Net Income was approximately 19.8% and 19.1% for the three and nine months ended September 30, 2020, respectively, and 23.7% and 23.4% for the three and nine months ended September 30, 2019, respectively. The non-GAAP tax rates represent the U.S. GAAP tax rate for the period as adjusted by the estimated tax impact of the items adjusted from the measure. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by weighted average diluted shares outstanding.
Adjusted Net Cash Provided by Operating Activities and Adjusted Free Cash Flow
Adjusted Net Cash Provided by Operating Activities is defined as net cash provided by operating activities less the impact of changes in restricted cash due to the timing of payments of restricted cash liabilities.
Adjusted Free Cash Flow is defined as Adjusted Net Cash Provided by Operating Activities less payments for capital expenditures, including those financed through direct debt, but excluding acquisitions. The Adjusted Free Cash Flow measure does not take into consideration certain financing activities and other non-discretionary cash requirements such as mandatory principal payments on portions of our long-term debt.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to controlling interests and available to common shareholders	$5,732	$20,864	$9,565	$35,654
Adjustments:
Interest expense, net	11,132	6,751	26,362	20,265
Amortization of deferred financing costs and note discount	2,341	3,377	10,226	9,999
Loss on extinguishment of convertible notes	—	—	3,018	—
Income tax expense (benefit)	10,049	4,086	(4,375)	10,780
Depreciation and accretion expense	33,063	33,466	97,346	99,644
Amortization of intangible assets	7,900	12,404	25,162	37,407
EBITDA	70,217	80,948	167,304	213,749

Add back:
Loss on disposal and impairment of assets	814	637	1,847	3,101
Other income (1)	(7,116)	(3,703)	(9,651)	(9,454)
Noncontrolling interests (2)	14	15	42	46
Share-based compensation expense	5,921	5,633	16,143	15,367
Restructuring expenses (3)	2,008	3,583	6,557	7,046
Adjusted EBITDA	71,858	87,113	182,242	229,855
Less:
Depreciation and accretion expense (4)	33,063	33,466	97,346	99,644
Interest expense, net	11,132	6,751	26,362	20,265
Adjusted pre-tax income	27,663	46,896	58,534	109,946
Income tax expense (5)	5,477	11,114	11,177	25,748
Adjusted Net Income	$22,186	$35,782	$47,357	$84,198

Adjusted Net Income per share – basic	$0.50	$0.79	$1.06	$1.83
Adjusted Net Income per share – diluted	$0.49	$0.79	$1.04	$1.81

Weighted average shares outstanding – basic	44,506,874	45,058,226	44,557,103	46,040,027
Weighted average shares outstanding – diluted	45,209,696	45,504,165	45,382,687	46,475,353
(1)Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition related contingent consideration, and other non-operating costs.
(2)Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of one of the Company's Mexican subsidiaries.
(3)For the three and nine months ended September 30, 2020, restructuring expenses included costs incurred in conjunction with facility closures, workforce reductions and other related charges. For the three and nine months ended September 30, 2019, restructuring expenses included professional fees and costs incurred in conjunction with facility closures and workforce reductions.
(4)Amounts exclude a portion of the expenses incurred by one of the Company's Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.
(5)For the three and nine month periods ended September 30, 2020, the non-GAAP tax rates used to calculate Adjusted Net Income were 19.8% and 19.1%, respectively. For the three and nine months ended September 30, 2019, the non-GAAP tax rates used to calculate Adjusted Net Income were 23.7% and 23.4%, respectively. The non-GAAP tax rates represent the Company’s GAAP tax rates adjusted for the net tax effects related to the items excluded from Adjusted Net Income.

Reconciliation of U.S. GAAP Revenue to Constant-Currency Revenue
(in thousands, excluding percentages)

Consolidated revenue:	Three Months Ended September 30,
	2020			2019	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$267,320	$(2,408)	$264,912	$333,384	(19.8)%	(20.5)%
ATM product sales and other revenues	12,078	14	12,092	18,123	(33.4)	(33.3)
Total revenues	$279,398	$(2,394)	$277,004	$351,507	(20.5)%	(21.2)%

	Nine Months Ended September 30,
	2020			2019	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$781,998	$4,761	$786,759	$959,067	(18.5)%	(18.0)%
ATM product sales and other revenues	37,194	345	37,539	51,531	(27.8)	(27.2)
Total revenues	$819,192	$5,106	$824,298	$1,010,598	(18.9)%	(18.4)%

North America revenue:	Three Months Ended September 30,
	2020			2019	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$181,330	$374	$181,704	$208,595	(13.1)%	(12.9)%
ATM product sales and other revenues	10,395	20	10,415	16,113	(35.5)	(35.4)
Total revenues	$191,725	$394	$192,119	$224,708	(14.7)%	(14.5)%

	Nine Months Ended September 30,
	2020			2019	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$539,628	$1,202	540,830	$599,177	(9.9)%	(9.7)%
ATM product sales and other revenues	32,133	145	32,278	44,994	(28.6)	(28.3)
Total revenues	$571,761	$1,347	$573,108	$644,171	(11.2)%	(11.0)%

Europe & Africa revenue:	Three Months Ended September 30,
	2020			2019	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$68,293	$(2,050)	$66,243	$102,801	(33.6)%	(35.6)%
ATM product sales and other revenues	1,613	3	1,616	1,907	(15.4)	(15.3)
Total revenues	$69,906	$(2,047)	$67,859	$104,708	(33.2)%	(35.2)%

	Nine Months Ended September 30,
	2020			2019	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$195,339	$1,983	$197,322	$292,980	(33.3)%	(32.7)%
ATM product sales and other revenues	4,859	200	5,059	6,123	(20.6)	(17.4)
Total revenues	$200,198	$2,183	$202,381	$299,103	(33.1)%	(32.3)%

Australia & New Zealand revenue:	Three Months Ended September 30,
	2020			2019	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$19,151	$(732)	$18,419	$24,389	(21.5)%	(24.5)%
ATM product sales and other revenues	70	(3)	67	103	(32.0)	(35.0)
Total revenues	$19,221	$(735)	$18,486	$24,492	(21.5)%	(24.5)%

	Nine Months Ended September 30,
	2020			2019	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$51,551	$1,576	$53,127	$74,906	(31.2)%	(29.1)%
ATM product sales and other revenues	202	6	208	414	(51.2)	(49.8)
Total revenues	$51,753	$1,582	$53,335	$75,320	(31.3)%	(29.2)%

Reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per diluted share on a Non-GAAP basis to Constant-Currency (in thousands, excluding percentages and per share amounts)

	Three Months Ended September 30,
	2020			2019	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency

Adjusted EBITDA	$71,858	$(1,069)	$70,789	$87,113	(17.5)%	(18.7)%
Adjusted Net Income	$22,186	$(509)	$21,677	$35,782	(38.0)%	(39.4)%
Adjusted Net Income per share – diluted (2)	$0.49	$(0.01)	$0.48	$0.79	(38.0)%	(39.2)%

	Nine Months Ended September 30,
	2020			2019	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency

Adjusted EBITDA	$182,242	$402	$182,644	$229,855	(20.7)%	(20.5)%
Adjusted Net Income	$47,357	$(362)	$46,995	$84,198	(43.8)%	(44.2)%
Adjusted Net Income per share – diluted (2)	$1.04	$—	$1.04	$1.81	(42.5)%	(42.5)%

(1)    As reported on the Reconciliation of Net Income Attributable to Controlling Interests and Available to Common Shareholders to EBITDA, Adjusted EBITDA, and Adjusted Net Income above.
(2)    Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by the weighted average diluted shares outstanding of 45,209,696 and 45,504,165 for the three months ended September 30, 2020 and 2019, respectively, and 45,382,687 and 46,475,353 for the nine months ended September 30, 2020 and 2019, respectively.
Reconciliation of Adjusted Net Cash Provided by Operating Activities and Adjusted Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net cash provided by operating activities	$98,350	$176,462	$188,201	$231,692
Restricted cash settlement activity (1)	(11,418)	(92,983)	(10,673)	(22,629)
Adjusted net cash provided by operating activities	86,932	83,479	177,528	209,063
Net cash used in investing activities, excluding acquisitions (2)	(31,290)	(35,266)	(61,094)	(90,319)
Adjusted free cash flow	$55,642	$48,213	$116,434	$118,744

(1)Restricted cash settlement activity represents the change in our restricted cash excluding the portion of the change that is attributable to foreign exchange and disclosed as part of the effect of exchange rate changes on cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows. Restricted cash primarily consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers that are pledged for a particular use or restricted to support these obligations. These amounts can fluctuate significantly period to period based on the number of days for which settlement to the merchant has not yet occurred or day of the week on which a quarter ends.

(2)Capital expenditure amounts include payments made for property and equipment, exclusive license agreements, site acquisition costs, and other assets. Additionally, capital expenditure amounts for one of our Mexican subsidiaries are reflected gross of any noncontrolling interest amounts.

Liquidity and Capital Resources
Overview
As of September 30, 2020, we had $263.5 million in cash and cash equivalents and $893.6 million of current and long-term debt (or $914.4 million, including $20.8 million of capitalized debt issuance costs and unamortized discounts). In addition, we currently have $600 million of capacity under our revolving credit facility, with currently no borrowings outstanding and approximately $8.7 million in outstanding letters of credit. Our Convertible Notes that remain outstanding are due December 2020. These Convertible Notes have a face value of $115.6 million and are presented, net of the unamortized discount and capitalized debt issuance costs of $0.9 million, in the Current portion of long-term debt line of the Company's Consolidated Balance Sheet as of September 30, 2020. We expect to use currently available cash and expected future cash flows to retire the Convertible Notes.
We have historically funded our business with cash flows from operations, borrowings under our revolving credit facility, and the issuance of debt and equity securities. We have generally used a portion of our cash flows to invest in additional ATMs, either through acquisitions or through organic growth. We have also used cash to pay interest and principal amounts outstanding under our borrowings. As we collect a sizable portion of our sales on a daily basis but generally pay our vendors on 30 day terms and are not required to pay certain of our merchants until 20 days after the end of each calendar month, we have historically utilized the excess available cash flow to reduce outstanding borrowings and to fund capital expenditures. Accordingly, it is not uncommon for us to reflect a working capital deficit position in our Consolidated Balance Sheet. However, during the nine months ended September 30, 2020, we took measures to improve available liquidity and plan for the retirement of our Convertible Notes, resulting in us holding a larger balance of cash during the period.
Taking into consideration the foregoing and the expected effects of known trends, we believe we have sufficient liquidity available from cash on hand, cash flow from operations and potential borrowings to fund our operations for the foreseeable future. For additional information see Item 1. Financial Statements, Note 9. Current and Long-Term Debt

Operating Activities
Net cash provided by operating activities totaled $188.2 million during the nine months ended September 30, 2020 compared to net cash provided by operating activities of $231.7 million during the same period of 2019. Excluding changes in restricted cash liabilities during the periods due to the timing of settlements, our cash flows from operating activities were down $31.5 million. This decrease in operating cash flow (excluding settlement changes) is primarily due to the impact of the Pandemic on our operations.
Investing Activities
Net cash used in investing activities totaled $61.1 million during the nine months ended September 30, 2020 compared to net cash used in investing activities of $99.4 million during the same period of 2019. The change in net cash used in investing activities during the nine months ended September 30, 2020 relative to the prior year was primarily a result of reduced capital expenditures, driven by technology and operational enhancements.
Financing Activities
Net cash provided by financing activities totaled $119.4 million during the nine months ended September 30, 2020 compared to cash used in financing activities of $122.5 million during the same period of 2019. During the nine months ended September 30, 2020, we borrowed $500 million under our new term loan facility, paid $171.2 million to repurchase Convertible Notes that were subsequently canceled and entirely repaid our outstanding revolving credit facility balance which was $167.2 million as of December 31, 2019. We paid $20.5 million of debt issuance, modification and extinguishment costs in conjunction with these activities during the nine months ended September 30, 2020. These financing activities improved available liquidity, extended the average maturity of our debt and a portion of the net proceeds are planned to be used for the repayment of our Convertible Notes due on December 1, 2020. During the first quarter of 2020, we used $16.9 million to repurchase 505,699 Class A ordinary shares. We may from time to time seek to repurchase our outstanding debt and / or equity securities in privately negotiated transactions and / or otherwise.
For information related to our financing facilities, see Item 1. Financial Statements, Note 9. Current and Long-Term Debt.

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
Goodwill Impairment
Following the goodwill impairment recognized by the Company in 2019, the Canada reporting unit continues to be at risk of impairment. In 2019, the Canada reporting unit’s carrying value was impaired and reduced to its fair value. The fair value of the Canada reporting unit continues to approximate its carrying value. Furthermore, as indicated in Part I. Item 1. Financial Statements – Note 7. Intangible Assets, we identified the impacts of the Pandemic as an impairment indicator and performed a quantitative impairment test of the Canada reporting unit as of March 31, 2020 and a qualitative impairment test as of June 30, 2020. Based on these assessments, there was no impairment recognized. During the three months ended September 30, 2020, the Canada reporting unit performed consistent with the forecasts used as of March 31, 2020 and we did not identify any impairment indicators. The Canada reporting unit's goodwill was approximately $101 million as of September 30, 2020. To the extent that we are unable to meet our forecasts in the future or to the extent that the impacts of the Pandemic are protracted, further goodwill impairment charges are possible relative to the Company’s Canada reporting unit. Additionally, based on recent qualitative assessments, the fair value of the Company’s other reporting units exceed their carrying values; however, protracted impacts of the Pandemic could result in goodwill impairment charges to those reporting units.
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
We are exposed to certain risks related to our ongoing business operations, including interest rate risk associated with our vault cash rental obligations and variable rate debt. The following quantitative and qualitative information is provided about financial instruments to which we were a party at September 30, 2020 and from which we may incur future gains or losses as a result of changes in market interest rates or foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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

The notional amounts, weighted average fixed rates, and remaining terms associated with our interest rate swap contracts and cap agreements that are currently in place in the U.S., Canada, the U.K., and Australia as of September 30, 2020 are as follows:
Outstanding Interest Rate Derivatives Associated with Vault Cash Rental Obligations
North America – Interest Rate Swap Contracts

Notional Amounts U.S. $	Weighted Average Fixed Rate	Term
(In millions)
$1,500	1.69%	October 1, 2020 – December 31, 2020
$1,200	1.46%	January 1, 2021 – December 31, 2021
$1,000	1.17%	January 1, 2022 – December 31, 2022
$600	0.98%	January 1, 2023 – December 31, 2024

Notional Amounts CAD $	Weighted Average Fixed Rate	Term
(In millions)
$125	2.46%	October 1, 2020 – December 31, 2021
North America - Interest Rate Cap Contracts

Notional Amounts U.S. $	Cap Rate (1)	Term
(In millions)
$200	3.25%	January 1, 2021 – December 31, 2023
(1) Maximum amount of interest to be paid each year as per terms of cap. Cost of cap is amortized through vault cash rental expense over the term of the cap.
Europe & Africa – Interest Rate Swap Contracts

Notional Amounts U.K. £	Weighted Average Fixed Rate	Term
(In millions)
£550	0.94%	October 1, 2020 – December 31, 2020
£500	0.94%	January 1, 2021 – December 31, 2022
Australia & New Zealand – Interest Rate Swap Contracts

Notional Amounts AUS $	Weighted Average Fixed Rate	Term
(In millions)
$140	1.59%	October 1, 2020 – December 31, 2020
$40	0.71%	January 1, 2021 – December 31, 2021

Summary of Interest Rate Exposure on Average Outstanding Vault Cash
The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in North America based on our average outstanding vault cash balance and interest rate derivatives for the quarter ended September 30, 2020 and assuming a 100 basis point increase in interest rates (in millions):

North America
Average outstanding vault cash balance	$2,448
Interest rate swap contracts fixed notional amount	(1,594)
Residual unhedged outstanding vault cash balance	$854

Additional annual interest incurred on 100 basis point increase	$8.54
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
The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Europe & Africa based on our average outstanding vault cash balance for the quarter ended September 30, 2020 and assuming a 100 basis point increase in interest rates (in millions):

Europe & Africa
Average outstanding vault cash balance	$1,212
Interest rate swap contracts fixed notional amount	(710)
Residual unhedged outstanding vault cash balance	$502

Additional annual interest incurred on 100 basis point increase	$5.02
The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Australia based on our average outstanding vault cash balance for the quarter ended September 30, 2020 and assuming a 100 basis point increase in interest rates (in millions):

Australia
Average outstanding vault cash balance	$236
Interest rate swap contracts fixed notional amount	(100)
Residual unhedged outstanding vault cash balance	$136

Additional annual interest incurred on 100 basis point increase	$1.36
Interest Rate Derivatives and Outlook. As of September 30, 2020, we had a liability of $57.9 million recorded in the Consolidated Balance Sheets, which represented the fair value of our interest rate swap and cap contracts associated with our vault cash rental obligations. The fair value estimate for these instruments was calculated as the present value of amounts estimated to be paid to a marketplace participant. These derivative contracts are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP). For each highly effective hedging relationship, the gain or loss on the derivative instrument is reported as a component of the Accumulated other comprehensive loss, net line in the Consolidated Balance Sheets. The gain or loss is reclassified into earnings in the Vault cash rental expense line in the Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings and has been forecasted into earnings.

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
Interest expense. Our interest expense is also sensitive to changes in interest rates as borrowings under our revolving credit and term loan facilities accrue interest at floating rates. As of September 30, 2020, we had no outstanding borrowings under our revolving credit facility and $498.7 million of outstanding borrowings under our floating rate term loan facility.

To mitigate the interest rate risk associated with the borrowings on our floating rate term loan facility, on July 30, 2020, we executed $250.0 million aggregate notional amount interest rate cap contracts that began August 1, 2020 and terminate December 31, 2025. These interest rate cap contracts have a cap rate of 1% and have been designated as cash flow hedges of the floating rate interest associated with our term loan facility. See Item 1. Financial Statements, Note 9. Current and Long-Term Debt.

Outstanding Interest Rate Derivatives Associated with Variable Rate Debt
North America – Interest Rate Cap Contracts

Notional Amounts U.S. $	Cap Rate (1)	Term
(In millions)
$250	1.00%	October 1, 2020 – December 31, 2025
(1) Maximum amount of interest to be paid each year as per terms of the cap. The cost of the cap will be amortized through interest expense over term of the cap

As of September 30, 2020, we had a liability of $0.8 million recorded in the Consolidated Balance Sheets, which represented the fair value of our interest rate cap contracts associated with our term loan facility. The fair value estimate for these instruments was calculated as the present value of amounts estimated to be paid to a marketplace participant. These derivative contracts are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP). For each highly effective hedging relationship, the gain or loss on the derivative instrument is reported as a component of the Accumulated other comprehensive loss, net line in the Consolidated Balance Sheets. The gain or loss is reclassified into earnings in the Interest expense, net line in the Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings.
Transition from LIBOR. We are currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates. Currently, we have several debt and derivative instruments that reference LIBOR-based rates. The transition from LIBOR is expected to take place sometime after 2021 and we will continue to assess the impact of this transition. For additional information related to the transition from LIBOR, see Part 1, Item 1A. Risk Factors - Changes in interest rates could increase our operating costs by increasing interest expense under our credit facilities and our vault cash rental costs in our Annual Report on Form 10-K for the year ended December 31, 2019.
Foreign Currency Exchange Rate Risk
As a result of our global operations, we are exposed to market risk from changes in foreign currency exchange rates. The functional currencies of our international subsidiaries are their respective local currencies. The results of operations of our international subsidiaries are translated into U.S. dollars using average foreign currency exchange rates in effect during the periods in which those results are recorded and the assets and liabilities are translated using the foreign currency exchange rate in effect as of each balance sheet reporting date. These resulting translation adjustments to assets and liabilities have been reported in Accumulated other comprehensive loss, net within the Consolidated Balance Sheets. As of September 30, 2020, this accumulated translation loss totaled $65.9 million compared to $59.1 million as of December 31, 2019.

Our consolidated financial results were impacted by changes in foreign currency exchange rates during the three and nine months ended September 30, 2020 compared to the prior year. Our total revenues during the three and nine months ended September 30, 2020 would have been lower by approximately $2.4 million and higher by approximately $5.1 million, respectively, had the foreign currency exchange rates from the three and nine months ended September 30, 2020 remained unchanged from the prior year. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the U.K. pound sterling, Euro, Mexican peso, Canadian dollar, Australian dollar, or South African Rand, the effect upon our operating income would have been approximately $1.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively.
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
Item 4. Controls and Procedures
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
In the ordinary course of business, the Company reviews its internal control over financial reporting and makes changes to its control procedures, processes and systems that are intended to enhance such controls and increase efficiency while maintaining an effective internal control environment.
In conjunction with the evaluation described above, there have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The disclosure responsive to this Item related to our material pending legal and regulatory proceedings and settlements, is incorporated by reference herein from Part I. Financial Information, Item 1. Financial Statements, Note 15. Commitments and Contingencies – Legal Matters.
Item 1A. Risk Factors
You should carefully consider the risks discussed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) and other information included and incorporated by reference in this report. These risks could materially affect our business, financial condition, or future results. There have been no material changes in our assessment of our risk factors from those set forth in our 2019 Form 10-K, except with respect to the risk factors described below.
We are subject to business cycles, seasonality, and other outside factors such as extreme weather, natural disasters or health emergencies, including the ongoing outbreak of the coronavirus (“COVID-19” or the "Pandemic") pandemic that has adversely impacted our business, and that may in the future have a material adverse impact on our business.
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
Natural or man-made disasters (including, hurricanes, flooding, tornadoes, fires, or acts of war or terror), uncharacteristic or significant weather conditions or real or potential health emergencies such as the widespread outbreak of contagious diseases, such as the COVID-19 that is addressed in more detail below, could hinder travel, result in travel bans, government restrictions or quarantines. Any of these events could restrict or reduce traffic at our ATM locations, reduce the use or demand for cash or decrease demand for our services. In addition, catastrophic events or significant business interruptions could reduce or impair our ability, and that of our employees, to provide services and conduct operations. These events may occur in a manner that cannot be mitigated by our disaster and business continuity planning and cause losses that are not recoverable under our insurance policies. The impact of such events may have a range of lingering impacts on us, our employees, customers, our suppliers and the overall economy, adversely affecting our operations, financial condition, results of operations, cash flows and share price even after the initial incident is resolved.
On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. In response, the national and local governments in the countries in which we operate have implemented various restrictions, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions, quarantines and limitations on business operations.
These events and the prevalence of the disease have adversely impacted the macroeconomic environment, consumer confidence, unemployment and other economic indicators that contribute to consumer spending behavior and demand for both cash in general and our services specifically, as well as the Company and its employees, customers and suppliers. These events have also reduced foot traffic at our ATM locations and the usage of our ATMs and cash across certain regions in which we operate, as well as, slowed the recycling pace of coinage which may impact cash usage in certain geographies. These factors have resulted in and may continue to result in fluctuations in our operating results, volatility in the price of our shares, reduction in transaction volumes and revenues associated with those volumes beginning in March 2020 and continuing throughout the third quarter of 2020. We expect that these impacts will continue through the fourth quarter of 2020, and may continue to impact our results beyond 2020. We have implemented cost reductions and have taken action to manage expenses, reduce capital spending plans and have suspended our opportunistic share repurchase program to optimize cash flow during the current environment. We have also implemented business continuity plans, with most of our employees working from home since March 16, 2020 without issue. Certain of our employees continue to perform cash delivery, maintenance and other technical services on site and at certain of our office and warehouse locations to ensure the continued operations of our ATMs. We may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, partners and customers. For more information, see Part I. Financial Information, Item 2. Management’s Discussion and Analysis of Financial Conditions and Results Operations.

The situation surrounding the Pandemic remains fluid and the potential for a material adverse impact on the Company’s results of operations, financial condition, and liquidity increases the longer the virus impacts activity levels globally. For this reason, the Company cannot reasonably estimate with any degree of certainty the future impact that the Pandemic may have on the Company’s results of operations, financial position, and liquidity. The extent to which the Pandemic may impact the Company’s business, operating results, financial condition, or liquidity will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease. To the extent the Pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019.

We maintain a significant amount of vault cash within our Company-owned ATMs, which is subject to potential loss due to theft, civil unrest or other events, including natural disasters.
For the quarter ended September 30, 2020, our average outstanding vault cash balance was $3.4 billion in our ATMs. Any loss of vault cash from our ATMs is generally our responsibility. We typically require that our service providers, who either transport the vault cash or otherwise have access to the ATM safe, maintain adequate insurance coverage in the event cash losses occur as a result of theft, misconduct, or negligence on the part of such providers. Cash losses at the ATM occur in a variety of ways, such as natural disasters (e.g., hurricanes, flooding, tornadoes, etc.), fires, vandalism, and physical removal of the entire ATM, defeating the interior safe or by compromising the ATM’s technology components. The frequency of incidents of vandalism and physical removal often increase during civil unrest and riots. Recent protests, riots and civil unrest, specifically within large urban areas in the U.S., have coincided with increased incidents of vandalism and theft of ATMs and vault cash within our U.S. market. As our ATMs are often installed at retail sites, there are attempts of theft and vandalism from time to time. Thefts of vault cash may be the result of an individual acting alone or as a part of a crime group or occur during civil unrest and rioting. We have experienced theft of vault cash from our ATMs across the geographic regions in which we operate and have at times temporarily removed ATMs from service to enhance security features or permanently removed ATMs due to security concerns. While we maintain insurance policies to cover significant losses that may occur that are not covered by the insurance policies maintained by our service providers, such insurance coverage is subject to deductibles, exclusions, and limitations that may leave us bearing some or all of those losses. Significant vault cash losses could result in a material adverse impact on our operations and cash flows.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics plc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL.
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith.
** Furnished herewith.
Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDTRONICS PLC

October 29, 2020	/s/ Gary W. Ferrera
Gary W. Ferrera
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

October 29, 2020	/s/ Paul A. Gullo
Paul A. Gullo
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)