Form 10-K
period 2020-12-31
Cardtronics plc
filed 2021-03-01
CIK 1671013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Aggregate market value of common shares held by non-affiliates as June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on the reported last sale price of common shares on that date: $847,929,179.
Number of shares outstanding as of February 25, 2021:  45,164,937  Ordinary Shares, nominal value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for the 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CARDTRONICS PLC
When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics,” we are describing Cardtronics plc and/or our subsidiaries, unless the context indicates otherwise.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2020 (this “2020 Form 10-K”) contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provisions thereof. Forward-looking statements can be identified by words such as “project,” “believe,” “estimate,” “expect,” “future,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effect on the Company. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting the Company will be those that are anticipated. All comments concerning the Company’s expectations for future revenues and operating results are based on its estimates for its existing operations and do not include the potential impact of any future acquisitions. The Company’s forward-looking statements involve significant risks and uncertainties (some of which are beyond its control) and assumptions that could cause actual results to differ materially from its historical experience and present expectations or projections. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include:
•the Company’s ability to respond to business cycles, seasonality, and other outside factors such as extreme weather, natural disasters, or health emergencies, including the COVID-19 outbreak, that have adversely affected its business, and may in the future have a material adverse impact on its business;
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
•the Company’s ability to maintain appropriate liquidity;
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
•the additional risks the Company is exposed to in its United Kingdom (“U.K.”) cash-in-transit business;
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
•the Company’s ability to retain its key employees and maintain good relations with its employees; and
•the Company’s ability to manage the fluctuation of its operating results, including as a result of the foregoing and other risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

In addition, actual results may vary materially from those expressed or implied by forward-looking statements based on a number of factors related to the proposed acquisition of the Company by NCR Corporation, including, without limitation:
•statements regarding the Company’s plans to manage its business through the COVID-19 pandemic and the health and safety of its customers and employees;
•the expected impact of the COVID-19 pandemic on the Company’s operating goals and actions to manage these goals;
•expectations regarding cost and revenue synergies; expectations regarding the Company’s cash flow generation, cash reserve, liquidity, financial flexibility and impact of the COVID-19 pandemic on the Company’s employee base;
•expectations regarding the Company’s ability to capitalize on market opportunities;
•the Company’s financial outlook;
•the effect of the announcement of the proposed transaction on the ability of the Company to retain and hire key personnel and maintain relationships with customers, suppliers and others with whom the Company does business, or on the Company's operating results and business generally;
•risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the proposed transaction;
•the outcome of any legal proceedings related to the proposed transaction;
•the occurrence of any event, change or other circumstances that could give rise to the termination of the acquisition agreement;
•the ability of the parties to consummate the proposed transaction on a timely basis or at all;
•the satisfaction of the conditions precedent to consummation of the proposed transaction, including the ability to secure regulatory and shareholder approvals on the terms expected, at all or in a timely manner;
•the ability of the Company to implement its plans, forecasts and other expectations with respect to its business after the completion of the proposed transaction and realize expected benefits;
•business disruption following the proposed transaction; and
•the potential benefits of an acquisition of the Company.

For additional information regarding known material factors that could cause the Company’s actual results to differ from its projected results, see Part I. Item 1A. Risk Factors in this 2020 Form 10-K. Readers are cautioned not to place undue reliance on forward-looking statements contained in this document, which speak only as of the date of this 2020 Form 10-K. Except as required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events, or otherwise.

PART I
ITEM 1. BUSINESS
Overview

Cardtronics plc, together with its wholly and majority-owned subsidiaries (collectively, “us,” “we,” “our,” “ours,” the “Company” or “Cardtronics”) is the trusted leader in financial self-service, enabling cash transactions at over approximately 285,000 automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”) across 10 countries in North America, Europe, Asia-Pacific, and Africa. The total number of ATMs that we service includes our estimate of ATMs that were temporarily closed as a result of the coronavirus pandemic ("COVID-19" or the "Pandemic") as further described in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Operating Metrics. The total number of transacting ATMs we serviced as of December 31, 2020 was approximately 269,000. Leveraging our unmatched scale, expertise, and innovation, top-tier merchants and businesses of all sizes use our ATM solutions to drive growth, in-store traffic, and retail transactions. Financial services providers rely on Cardtronics to deliver superior service at their own ATMs, on Cardtronics ATMs where they place their brand, and through Cardtronics' Allpoint network, the world’s largest retail-based surcharge-free ATM network, with over 55,000 locations. As champions of cash, Cardtronics converts digital currency into physical cash, driving payments choice for businesses and consumers alike.
During 2020, approximately 70% of our revenues were derived from our operations in North America (including our ATM operations in the United States (“U.S.”), Canada, and Mexico), approximately 24% of our revenues were derived from our operations in Europe and Africa (including our ATM operations in the United Kingdom (“U.K.”), Ireland, Germany, Spain, and South Africa), and approximately 6% of our revenues were derived from our operations in Australia and New Zealand.

We deliver financial-related services to cardholders through our networks. We also provide ATM management and ATM equipment-related services (typically under multi-year contracts) to large retail merchants, smaller retailers, and operators of facilities such as shopping malls, casinos, airports, and train stations. In doing so, we provide our retail partners with a compelling automated solution that helps attract and retain customers. In turn, it increases the likelihood that customers will utilize the ATMs placed at their facilities. We also partner with financial institutions and other consumer financial services providers to enable convenient and fee-free access to our ATMs via our surcharge-free solutions for their customers.

We generally operate ATMs under three arrangement types with our retail partners: Company-owned ATM placements, merchant-owned ATM placements, and managed services (which includes transaction processing services). Each of the arrangement types described below is attractive to us, and we plan to continue growing our revenues under each arrangement type.

Under Company-owned arrangements, we provide the physical ATM and are typically responsible for all aspects of the ATM’s operations, including transaction processing, managing cash and cash delivery, supplies, and telecommunications, as well as routine and technical maintenance. Under Merchant-owned arrangements, the retail merchant, financial institution, or an independent distributor owns the ATM and is usually responsible for providing cash and performing simple maintenance tasks, while we generally provide more complex maintenance services, transaction processing, and connection to the electronic funds transfer (or “EFT”) networks.

We also provide processing only services or various managed services solutions to approximately 200,000 ATMs (including our estimate of ATMs that were temporarily closed closed as a result of the Pandemic). Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, a fee per transaction, or a fee per service provided. Each managed service arrangement is a customized ATM management solution that can include any combination of the following services: monitoring, maintenance, cash management, cash delivery, customer service, transaction processing, and other types of related services.

The majority of our revenues (approximately 88%) are derived from our Company-owned arrangement type whereby we place ATMs, generally at well-known retailers such as Circle K, Costco, CVS, Kroger, Speedway, Target, and Walgreens in the U.S. and Co-op Food, McColls, Shell, and Waitrose in the U.K.

Besides our retail merchant relationships, we also partner with leading financial institutions to brand selected ATMs within our network. These institutions include, but are not limited to, BBVA Compass Bancshares, Inc., Citibank, N.A., Citizens Financial Group, Inc., Cullen/Frost Bankers, Inc., Discover Bank, PNC Bank, N.A., Santander Bank, N.A., TD Bank, N.A., United Services Automobile Association, and US Bank Corp in the U.S.; BMO Bank of Montreal, the Bank of Nova Scotia, Canadian Imperial Bank Commerce, and TD Bank, N.A. in Canada; the Bank of Queensland Limited and HSBC Holdings plc in Australia; and Capitec Bank, Mercantile Bank, and Old Mutual in South Africa. In Mexico, we partner with the Bank of Nova Scotia and Banco Multiva by putting their brands on our ATMs in exchange for certain services provided by them. As of December 31, 2020, approximately 27,000 of our ATMs were under contract with approximately 500 financial institutions to place their logos on the ATMs and provide convenient surcharge-free access to their banking customers. We also provide managed services offerings for financial institutions, including full outsourcing of a portion or all of the financial institution's ATMs.
We own and operate the Allpoint network (“Allpoint”), the world’s largest retail-based surcharge-free ATM network (based on the number of participating ATMs). Allpoint has over 55,000 participating ATMs and provides surcharge-free ATM access to approximately 1,200 participating credit unions, banks, financial technology companies with a primary focus on the retail consumer finance business (or "Fintechs"), and stored-value debit card issuers. For participants, Allpoint delivers the scale, density, and convenience of surcharge-free ATMs that surpasses the largest banks in the U.S. Under Allpoint, we typically earn either a fixed monthly fee per cardholder or a fixed fee per transaction paid by the consumer's financial institution or the card/benefit issuer. We also earn interchange revenues on each transaction performed at one of our participating Allpoint ATMs. Allpoint includes a majority of our Company-owned ATMs in the U.S. and certain ATMs in the U.K., Canada, Mexico, and Australia. Allpoint also provides services to organizations that manage stored-value debit card programs on behalf of corporate entities and governmental agencies, including general-purpose, payroll, and electronic benefits transfer (“EBT”) cards. Under these programs, the issuing organizations pay Allpoint a fee per issued stored-value debit card or transaction in return for allowing the users of those cards surcharge-free access to Allpoint’s participating ATM network.
We derive over half of our revenues from transaction-based fees, including convenience transaction fees (or “surcharge”) and interchange fees. Surcharge fees are paid by cardholders, while interchange fees are paid by the cardholder’s financial institution for the use of the ATMs serving their customers and connectivity to the applicable EFT network that transmits data between the ATM and the cardholder’s financial institution. Other revenue sources include: (i) fees from financial institutions that participate in Allpoint, (ii) fees for bank-branding ATMs and providing financial institution cardholders with surcharge-free access, (iii) revenues earned by providing managed services solutions and transaction processing services to retailers and financial institutions, (iv) fees earned from foreign currency exchange transactions at the ATM, known as dynamic currency conversion (“DCC”), and (v) revenues from the sale of ATMs, ATM-related equipment and other ancillary services.

Proposed Transaction with NCR Corporation

As previously announced, on January 25, 2021, we entered into a definitive agreement to be acquired by NCR Corporation (“NCR”) for $39.00 per share in cash. This announcement followed our delivery of a notice to terminate our previously announced definitive agreement with Catalyst Holdings Limited (“Catalyst”), an affiliate of Apollo Management, L.P. and Hudson Executive Capital, LP, dated as of December 15, 2020, pursuant to which we would have been acquired by Catalyst for $35.00 per share, in accordance with the terms of such agreement. In connection with such termination, NCR paid on our behalf a termination fee of approximately $32.6 million, which we must reimburse if our agreement with NCR is terminated under certain specified circumstances. The proposed transaction with NCR is subject to the satisfaction of customary closing conditions, including approval by our shareholders and receipt of regulatory approvals. It is expected that, subject to shareholder approval and the satisfaction or waiver of all relevant conditions, the proposed transaction will be completed in mid-year 2021. For a discussion of certain risks related to the proposed transaction with NCR, including related to certain covenants with which we must comply during the pendency of the proposed transaction, see Item 1A. Risk Factors – Risks Associated with the Proposed Transaction with NCR Corporation. For more information, see our preliminary proxy statement filed with the SEC on February 17, 2021.
Our Strategy

Our strategy is to leverage the expertise, scale, and network we have built in our largest markets while continuing to expand our footprint in select markets. We believe there are significant growth opportunities for our business as the consumer financial services industry continues to transform, with new consumer payment options, changes in consumer behavior, and the evolution of retail banking. This industry transformation, along with changes in consumer behavior and trends are causing financial institutions to evaluate their physical banking services and branch strategies, making our ATMs more attractive as the digital to physical gateway for financial institutions, digital-based businesses, and consumers that need a way to enable cash-based transactions. With our significant network of ATM locations, comprehensive solutions, extensive expertise, and operating history, we believe we can provide value to consumer financial services organizations of all sizes and our retail partners.

We plan to drive additional transactions at our existing ATMs by making them increasingly attractive to use for banks and their customers by promoting our network’s convenience and offering other services and capabilities. We also intend to expand our capabilities and service offerings to financial institutions and digital financial service providers, with whom we are seeing increasing demand for the outsourcing of ATM-related services due to our convenient locations, cost efficiency advantages, and higher service levels. Furthermore, many start-up or challenger banks and providers of consumer financial services are increasingly valuing our convenient ATM network to provide physical cash-related services to their customers, as they seek a cost-effective physical access solution for their customers. We also seek to deploy additional products and services that will further incentivize consumers to utilize our network of ATMs. We plan to continue partnering with leading financial institutions, Fintechs, and retailers to enhance our network of conveniently located ATMs. In the future, we may seek to diversify our revenues beyond the services provided by our ATMs. We aim to capitalize on opportunities to expand our operations through the following efforts:

Broaden our relationships with leading financial institutions. Through our extensive ATM network and unique solutions, financial institutions can leverage our network and platform to continue to provide convenient, secure, and cost-effective cash services to their customers. Services currently offered to financial institutions include bank-branding, deposit solutions, surcharge-free access provided to their cardholders, managed services for their ATM portfolios, and on-screen marketing and content management. Our EFT transaction processing platforms and proprietary software enable us to provide customized control over the content appearing on the screens of our ATMs and ATMs we process for financial institutions, which increases the types of products and services we can offer to financial institutions. We also plan to continue growing the number of financial institutions participating in our Allpoint network, which drives higher transaction volumes and profitability on our existing ATMs and increases our value to the retailers where our ATMs are located through increased foot traffic at their stores. We are seeing increasing demand from financial institutions for the outsourcing of ATM-related services, as recent industry trends have led many banks to reduce their physical footprints and transform their existing branches to focus less on human tellers and increasingly utilize automation, through ATMs and other digital channels, for serving their customers.

Work with Fintechs and card issuers to further leverage our extensive ATM network. We believe there are opportunities to develop or expand relationships with Fintechs and card issuers, such as reloadable stored-value debit card issuers, digital-only balances held by consumers, and alternative payment networks, which are seeking an extensive and convenient ATM network to complement their card offerings and electronic-based accounts. Many leading Fintechs and challenger digital banks and providers of consumer financial services that lack a physical branch or ATM network of their own have partnered with us to provide their customers with convenient and surcharge-free access to ATM services. We have seen strong transaction growth with this customer type, as many of these businesses promote the convenience of our Allpoint network as a value point to their customers and an integral part of their solution. Additionally, we believe that many of the stored-value debit card issuers in the U.S. can benefit by providing their cardholders with access to our ATM network on a discounted or free-to-use basis. For example, through our Allpoint network, we have partnered with issuers of stored-value debit cards to provide convenient, surcharge-free access to cash for their cardholders.
Increase transaction levels at our existing locations. We believe there are opportunities to increase the number of transactions that occur at our existing ATM locations. On average, only a small share of the individuals that enter our retail customers’ locations utilize our ATMs. In addition to our current initiatives that tend to drive additional transaction volumes to our ATMs, such as bank-branding and network-branding, we have developed and are continuing to develop new initiatives to drive incremental transactions to our existing ATM locations. We also operate and continue to develop programs to encourage cardholders of our existing financial institution partners and members of our Allpoint network to visit our ATMs in convenient retail locations. These programs may include incentives to cardholders, such as coupons and rewards, which influence customers to visit our ATMs. We also continue to invest in data analytics to better understand our ATM usage patterns to help us identify growth opportunities. We also include growth in transaction volumes as an incentive compensation metric for our relationship managers to help drive discussions with our existing financial institution partners to implement programs to drive their customers toward our ATMs. While we are in various stages of developing and implementing many of these programs, we believe that these programs, when properly structured, benefit multiple constituents (i.e., retailers, financial institutions, and cardholders), in addition to driving increased transaction volumes to our ATMs, creating a synergistic network.
Expand the number of deployed ATMs with existing and new merchant relationships. Some of our retail customers continue to expand the number of active store locations they operate through acquisitions or new store openings, providing us with additional ATM deployment opportunities. Additionally, we seek opportunities to deploy ATMs with new retailers, including retailers that currently do not have ATMs, and those that have existing ATM programs but are looking for a new ATM provider. We believe our expertise, broad geographic footprint, strong customer service record, and significant scale positions us to successfully market to and enter into long-term contracts with additional leading merchants.

Develop and provide additional services at our existing ATMs. The majority of our deployed ATMs currently offer only cash dispensing and other simple transactions, such as balance inquiries. We believe that there are opportunities to provide additional automated consumer financial services at our ATMs, such as cash and check deposit, cardless cash access, and other products which could provide a compelling and cost-effective solution for financial institutions and other businesses looking to provide convenient financial services to their customers at well-known retail locations. In 2020, we installed additional deposit-taking ATMs in select markets throughout the United States and reached agreements with several financial institutions to provide their customers with access to these deposit-taking ATMs. Through the development and deployment of our proprietary ATM operating software across our network, we believe that we can expand the transactional capabilities of our ATMs. We have developed a mobile application program interface (or “API”), enabling a direct connection to our ATM networks for either a cash-out or cash-in solution for various types of businesses utilizing a mobile phone. We have a small number of customers using this technology but believe we can grow transactions as businesses and consumers may benefit from our ATM network’s convenience and capabilities.

We also allow advertisers to place their messages on many of our ATMs, which are equipped with on-screen advertising software in the U.S., Canada, and the U.K. Offering additional services at our ATMs allows us to create new revenue streams from assets that have already been deployed while providing value to our customers through beneficial offers and convenient services. We are focused on developing additional products and services that can be delivered through our existing ATM network.

Pursue additional managed services opportunities. Over the last several years, we have expanded the number of ATMs operated under managed services arrangements. Under these arrangements, retailers and financial institutions generally pay us a fixed monthly service fee, a fee per transaction, or a fee per service provided in exchange for handling some or all of the operational aspects associated with operating and maintaining ATMs. We have seen increased interest from financial institutions for effective outsourcing of a portion or all of their ATM estates to us, as our solutions are often cost-effective for the financial institution and help the financial institutions prioritize other initiatives. Under these arrangements, surcharge and interchange fees are generally earned by the retailer or the financial institution rather than by us. As a result, our revenues are partially protected from fluctuations in the transaction levels of these ATMs and changes in network interchange rates in this arrangement type. We continue to pursue additional managed services opportunities with leading merchants and financial institutions in the markets where we operate.

Other growth opportunities. Additionally, we may grow in different markets and potentially expand into new international markets over time to enhance our position as a leading global provider of automated consumer financial services.

For additional information related to items that may impact our strategy, including the respiratory virus commonly known as COVID-19 (the "Pandemic"), see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Developing Trends and Recent Events.
Our Products and Services

Under Company-owned arrangements, we provide the physical ATM and are typically responsible for all aspects of the ATM’s operations, including transaction processing, managing cash and cash delivery, supplies, and telecommunications, as well as routine and technical maintenance. We believe our customers, including our retail and financial institution customers, value our high level of service, industry expertise, and established operating history. In connection with the operation of our ATMs under our traditional ATM services model, we earn revenue on a per transaction basis from the surcharge fees charged to cardholders for the convenience of using our ATMs and from interchange fees charged to cardholders’ financial institutions for processing the transactions conducted on our ATMs. As further described below, we also earn revenues on these ATMs from branding with financial institutions and our retail-based surcharge-free network, Allpoint. The Company-owned arrangement currently accounts for approximately 88% of our total ATM operating revenues.

Under Merchant-owned arrangements, the retail merchant or an independent distributor owns the ATM and is usually responsible for providing cash and performing simple maintenance tasks. In contrast, we generally provide more complex maintenance services, transaction processing, and connection to the EFT networks. We generally earn interchange revenue on a per transaction basis in this arrangement. In some cases, the surcharge is earned entirely by the merchant, in which case our revenues are derived solely from interchange revenues. In other arrangements, we also share a portion of the surcharge revenues.
For ATMs under managed services arrangements (including transaction processing arrangements), we typically receive a fixed monthly service fee, a fee per transaction, or a fee per service provided in return for performing the agreed-upon service or suite of services. We generally do not receive surcharge and interchange fees in these arrangements, but rather our customer earns those amounts.

We also earn revenues from other services at our ATMs, such as DCC fees, on-screen advertising, and additional transaction-based fees across our various arrangement types.
The following table summarizes the number of transacting ATMs under our various arrangement types as of December 31, 2020:

	ATM Operations
	Company - Owned	Merchant -Owned, Managed Services and Processing	Total
Number of transacting ATMs at period end	71,169	197,642	268,811
Percentage of total transacting ATMs	26%	74%	100%
Percentage of ATM Operating Revenue	88%	12%	100%
One of the primary factors affecting transaction volumes at a given ATM is its location. In deploying ATMs, particularly those placed under Company-owned arrangements, we seek to identify and deploy ATMs at locations that provide high visibility and high retail transaction volume. Our experience has demonstrated that the following locations often meet these criteria: convenience stores, gas stations, grocery stores, pharmacies, transportation hubs (e.g., airports and train stations), casinos, and other major regional and national retail outlets.

We have entered into multi-year agreements with many well-known merchant retailers, including Bi-Lo Holdings, LLC, Circle K Procurement and Brands Limited (“Couche-Tard”), Cumberland Farms, Inc., CVS Caremark Corporation (“CVS”), HEB Grocery Company, L.P., The Kroger Co., The Pantry, Inc., Rite Aid Corporation, Safeway, Inc., Speedway LLC (“Speedway”), Target Corporation, and Walgreens Boots Alliance, Inc. (“Walgreens”) in the U.S.; BP p.l.c., BT Group plc, Co-operative Food (“Co-op Food”), Martin McColl Ltd., Royal Dutch Shell plc, Southern Railway Ltd., Tates Ltd., Waitrose Ltd., and Welcome Break Holdings Ltd. in the U.K.; 7-Eleven, Inc. in Canada and Australia as well as Coles Supermarket Australia Pty Ltd. in Australia; Massmart Holdings Ltd. and Shoprite Holdings Ltd. in South Africa; and Total in Germany.
We generally operate our ATMs under multi-year contracts that provide a recurring and stable revenue source and typically have an initial term of approximately five years. For the year ended December 31, 2020, our top five merchant customers were Co-op Food, Couche-Tard, CVS, Speedway, and Walgreens. No individual merchant customer accounted for more than 6% of the Company’s total revenue in 2020. Together these merchant customers accounted for about 23% of our total revenues and had a weighted average remaining contractual life of approximately 2.7 years. For additional information related to the risks associated with our customer mix, see Item 1A. Risk Factors - We derive a substantial portion of our revenue from ATMs placed with a small number of merchants. The expiration, termination or renegotiation of any of these contracts with our top merchants, or if one or more of our top merchants were to cease doing business with us or substantially reduce its dealings with us, could cause our revenues to decline significantly and could adversely impact our business, financial condition and results of operations.
Additionally, we enter into arrangements with financial institutions to brand selected Company-owned ATMs with their logos. These bank-branding arrangements allow a financial institution to expand its geographic presence for less than the cost of building a branch location or placing one of its own ATMs at a new location. Branding arrangements can also rapidly increase the bank's number of branded ATM sites and improve its competitive position. Under these arrangements, the financial institution’s customers have access to use the bank-branded ATMs without paying a surcharge fee to us. In return, we typically receive a fixed fee per branded ATM from the financial institution while retaining our standard fee schedule for other cardholders using the bank-branded ATMs. In addition, our bank-branded ATMs typically earn higher interchange revenue due to the increased usage of our ATMs by the branding financial institution’s customers and others who prefer to use a bank-branded ATM. In some instances, we have branded an ATM with more than one financial institution. We intend to continue pursuing additional bank-branding arrangements as part of our growth strategy.

In addition to our bank-branding arrangements, we offer credit unions, banks, digital banks, Fintechs, stored-value debit card issuers, and other consumer financial services providers another type of surcharge-free solution to their customers through our Allpoint retail-based surcharge-free ATM network. Allpoint members pay us a fixed monthly fee per cardholder and/or a fixed fee per transaction in exchange for our providing their cardholders with surcharge-free ATM access to approximately 55,000 participating ATMs, which includes ATMs throughout the U.S., the U.K., Canada, Mexico, and Australia. We also earn interchange revenues for each transaction paid to us by the consumer’s financial institution. We believe Allpoint is an attractive option for providers of consumer financial services of all sizes to provide convenient consumer ATM-related services.
For additional information related to the amount of revenue contributed by our various service offerings, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Components of Revenues, Costs of Revenues, and Expenses - Revenues.
Segment and Geographic Information
We operate in three segments: North America, Europe & Africa, and Australia & New Zealand. Our North America segment includes ATM operations in all 50 states in the U.S., Puerto Rico, Canada, and Mexico and accounted for approximately 70% of our total revenues for the year ended December 31, 2020. Our Europe & Africa segment includes our ATM operations in the U.K., Ireland, Germany, Spain, and South Africa and accounted for approximately 24% of our total revenues for the year ended December 31, 2020. Our Australia & New Zealand segment includes ATM operations in Australia and New Zealand and accounted for approximately 6% of our total revenues for the year ended December 31, 2020. While each of the reporting segments provides similar kiosk-based and/or ATM-related services, each segment is managed separately and requires different marketing and business strategies.
For financial information including revenues, earnings, and total assets of our reporting segments, see Part II. Item 8. Financial Statements and Supplementary Data, Note 22. Segment Information. For additional information related to the risks associated with our international operations, see Item 1A. Risk Factors - We operate in many sovereign jurisdictions worldwide and expect to continue to grow our business in new regions. Operating in different countries involves special risks which could result in a reduction of our gross and net profits.
Sales and Marketing
We typically organize our sales and marketing teams by customer type across retail and financial customers. We have sales and marketing teams focused on developing and managing our relationships with national, regional, and local merchants. In addition, we have sales and marketing teams focused on developing and managing our relationships with financial institutions, financial technology companies, and stored-value debit card issuers as we look to expand the types of services that we offer to such organizations. Our sales and marketing teams also focus on identifying potential managed services opportunities with financial institutions and retailers. We maintain sales teams for each of the geographic markets in which we currently operate.
In addition to targeting new business opportunities, our sales and marketing teams support our customer retention and growth initiatives by building and maintaining relationships with our existing merchants and ATM distributors. We seek to identify growth opportunities within merchant accounts by analyzing ATM cardholder patterns and recommending programs that we expect to increase transaction volumes. We also analyze foot traffic and various demographic data to determine the best opportunities for new ATM placements and the potential drivers for increasing same-store ATM transactions that will positively impact merchants’ store sales. We typically compensate employees who focus on sales with a combination of incentive-based compensation and base salary.
Technology and Operations

Our technology and operations platforms consist of ATMs, central transaction processing systems, ATM terminal software, network infrastructure components (including hardware, software, and telecommunication circuits used to provide real-time ATM monitoring, software distribution, and transaction processing services), cash management and forecasting software tools, customer service, information security, and ATM management infrastructure. In most of our markets, except for our U.K. operations, a portion of our operations are outsourced to other providers, particularly for physical cash delivery and physical maintenance services. Inclusive of our internal capabilities and partnerships, we offer end-to-end ATM service solutions for our retail and financial partners, which we believe is a competitive advantage.

Transaction processing. We place significant emphasis on providing quality service with a high level of security and minimal interruption. We have carefully selected support vendors and systems and developed internal professional staff to optimize the performance of our network. We operate our own EFT transaction processing platforms, which enables us to process and monitor transactions on our ATMs and to control the flow and content of information appearing on the screens of such ATMs. We have also implemented new products and services, such as dynamic currency conversion.
Internal systems. Our internal systems, including our EFT transaction processing platforms, include multiple security layers to help protect the systems from unauthorized access. We use hardware-based and software-based security features to prevent and report unauthorized access attempts to our systems. We operate user authentication and security measures at multiple levels. Detailed security rules protect these systems, allowing only appropriate access to information based on the employee’s job responsibilities. Changes to systems are controlled by policies and procedures, with automatic prevention and reporting controls placed within our processes. Our real-time connections to the various financial institutions’ authorization systems that allow withdrawals, deposits, balance inquiries, transfers, and advanced functionality transactions are accomplished through gateway relationships or direct connections. We use commercially available and proprietary software that monitors the performance of the ATMs in our network, including details of transactions at each ATM and expenses relating to the ATMs, further allowing us to monitor our online availability and financial profitability at each location. We analyze transaction volume and profitability data to determine whether to continue operating at a given site, determine how to price various operating arrangements with merchants and bank-branding partners, and create a profile of successful locations to help us decide the best places for additional deployments.
Product development. In recent years, we have made investments in developing new technology which we anticipate will drive transaction volume at our ATMs. We have a product development team focused on improving existing products and services as well as delivering new capabilities that generally leverage our existing platform. Internal product development is an increasing focus for us, and we expect, over time, our product development will drive revenue growth. Examples of recent and continued product development include dynamic currency conversion at the ATM, promotional consumer offers, deposit enablement for multiple financial institutions, cardless cash access via a mobile phone, and the ability to convert stored-value digital currency into cash and cash into stored-value digital currency at the ATM. Several products are currently in various stages of development, pilot, and rollout.
In 2020, we developed and implemented our own proprietary ATM operating software. This software, developed in-house, includes a suite of ATM applications that provides us greater control and speed to market while enhancing functionality and improved security. This bundle of applications, which includes our proprietary NeotermTM software, enables us to quickly integrate and scale mobile solutions and other products. The NeotermTM software and our other proprietary applications deliver enhanced operational and financial control over our ATM estate on a remote basis and we are already starting to realize lower operating costs through fewer physical maintenance visits, lower software maintenance costs and enhanced uptime. We are rolling the software out initially in the U.S. and Canada and plan to expand the development globally starting with the U.K. in 2021. This technology is now live on over 20,000 ATMs as of December 31, 2020, representing more than half of our U.S. owned ATM footprint.
ATM cash management. Our ATM cash management function uses commercially available software and proprietary analytical models to determine the necessary fill frequency and cash load amount for each ATM. We project vault cash requirements for our Company-owned and cash-serviced ATMs, taking into consideration the ATM's location, the day of the week, the timing of holidays, and other factors such as specific events occurring in the vicinity of the ATM. After receiving a cash order from us, the vault cash provider forwards the request to its vault location nearest to the applicable ATM. Personnel at the vault location then arrange for the requested amount of cash to be set aside and made available for the designated cash-in-transit provider to access and subsequently transport to the ATM. Our ATM cash management function utilizes data from the vault cash providers, internally produced data, and proprietary methodologies to confirm daily orders, audit delivery of cash to cash-in-transit providers and ATMs, monitor cash balances for cash shortages, coordinate and manage special cash orders, and audit costs from both cash-in-transit providers and vault cash providers. In the U.K., we operate our own cash-in-transit operation that services most of our ATMs in the U.K.
Customer service. We believe factors that differentiate us from our competitors are our customer service and proactive approach to managing any downtime experienced by our ATMs. We use advanced software and skilled technicians that monitor our ATMs 24 hours a day for service interruptions and notify our maintenance engineers and vendors for the prompt dispatch of necessary service calls.
Finally, we use proprietary software systems to maintain a database of our ATMs’ transactions and performance metrics. We aggregate this data into individual merchant and financial institution customer profiles used by our customer service team.

We believe our proprietary databases enable us to provide superior quality and reliable customer support, together with information on trends that is also valuable to our retail and financial institution partners.
Primary Vendor Relationships
To maintain an efficient and flexible operating structure, we outsource certain aspects of our operations, including cash supply and cash delivery, maintenance, and certain transaction processing services. Due to the large number of ATMs we operate, we believe we have obtained favorable pricing terms from most major vendors. We contract for the provision of the services described below in connection with our operations.
Transaction processing. We own and operate EFT transaction processing platforms that utilize proprietary as well as commercially-available software. We process a portion of our withdrawal transactions through third parties. We plan to convert transaction processing services to our internal EFT transaction processing platforms when economically advantageous to us or as these contracts expire or terminate.
EFT network services. Our transactions are routed over various EFT networks to obtain authorization for cash disbursements and provide account balances. EFT networks set the interchange fees that they charge to the financial institutions and the amount paid to us. We attempt to maximize the utility of our ATMs to cardholders by participating in as many EFT networks as practical. Additionally, we own and operate the Allpoint network, the world's largest retail-based surcharge-free ATM network. Having this network further enhances our ATM utility by providing certain cardholders surcharge-free access to our ATMs, as well as allowing us to receive network-related economic benefits such as receiving additional transaction-based revenue and setting interchange rates on transactions over this network.
Equipment. We purchase our ATMs from global ATM manufacturers, including, but not limited to, NCR Corporation, Hyosung America Inc., Triton Systems of Delaware, LLC, and Diebold Nixdorf Incorporated. The large quantity of ATMs that we purchase from these manufacturers enables us to receive favorable pricing and terms. In addition, we maintain close working relationships with these manufacturers, allowing us to stay informed about product updates and receive prompt attention for any technical problems with purchased ATM equipment. The favorable pricing we receive from these manufacturers also allows us to offer our customers an affordable solution to replace their ATMs with modern technology and be compliant with new regulatory requirements as they arise.
Maintenance. We generally contract with third-party service providers with national operations for on-site maintenance services in most of our markets. In the U.K., Australia, Canada, and South Africa, maintenance services are, to differing degrees, performed by in-house technicians.
ATM cash management. We obtain or use our own cash to fill our Company-owned ATMs, and in some cases, merchant-owned and managed services ATMs, under arrangements with various vault cash providers. We pay a monthly fee based on the average outstanding vault cash balances to our primary vault cash providers under a floating rate formula, which is generally based on various benchmark interest rates such as London Interbank Offered Rates (“LIBOR”). In virtually all cases, beneficial ownership of the cash is retained by the vault cash providers, and we have no right to the cash and no access except for the ATMs that are serviced by our wholly-owned cash-in-transit operations in the U.K. While our U.K. cash-in-transit operations have physical access to the cash loaded in the ATMs, beneficial ownership of that cash remains with the vault cash provider at all times. We also contract with third parties to provide us with certain cash management services, which vary by geography, including reporting, cash-in-transit coordination, cash ordering, cash insurance, reconciliation of ATM cash balances, and claims processing with cash-in-transit providers, financial institutions, and processors.
For the quarter ended December 31, 2020, we had an average outstanding vault cash balance of approximately $2.5 billion in our North America ATMs, approximately $1.2 billion in our Europe and Africa ATMs, and approximately $0.3 billion in our Australia and New Zealand ATMs. For additional information related to our vault cash agreements and the related risks, see Item 1A. Risk Factors - We rely on third parties in the various regions where we operate to provide us with the cash we require to operate many of our ATMs. If these third parties were unable or unwilling to provide us with the necessary cash to operate our ATMs, we would need to identify alternative sources of cash to operate our ATMs or we would not be able to operate our business. Also, see Item 1A. Risk Factors - Changes in interest rates could increase our operating costs by increasing interest expense under our credit facilities and our vault cash rental costs.
The vault cash that we are contractually responsible for in all jurisdictions in which we operate is insured up to certain per location loss limits and subject to per-incident and annual aggregate deductibles through a syndicate of multiple underwriters.

Cash replenishment. We contract with cash-in-transit providers to transport and transfer most of the cash to our ATMs. We use leading third-party cash-in-transit providers in all of our jurisdictions except for in the U.K., where we primarily utilize our own cash-in-transit operations. Under these arrangements, the cash-in-transit providers pick up the cash in bulk using instructions from us and our vault cash providers to prepare the cash for delivery to each ATM on the designated fill day. Following a predetermined schedule, the cash-in-transit providers visit each location on the designated fill day, load cash into each ATM, and then balance each machine and provide cash reporting to the applicable vault cash provider.
Merchant Customers
In each of our markets, we typically deploy our Company-owned ATMs under long-term contracts with major national and regional merchants including convenience stores, gas stations, grocery stores, pharmacies, and other high-traffic locations. Our merchant-owned ATMs are typically deployed under arrangements with smaller independent merchants.
The terms of our merchant contracts vary as a result of negotiations at the time of execution. In the case of Company-owned ATMs, the contract terms vary but typically include the following:
•a multi-year term, typically approximately five years;
•exclusive deployment of ATMs at locations where we install an ATM;
•the right to increase surcharge fees, with merchant consent required in some cases;
•in the U.S., our right to terminate or remove ATMs or renegotiate the fees payable to the merchant if surcharge fees or interchange fees are reduced or eliminated as a result of regulatory action; and
•provisions that make the merchant’s fee dependent on the number of ATM transactions.
During the year ended December 31, 2020, we derived approximately 23% of our total revenues from ATMs placed at the locations of our top five merchant customers, including revenues from bank branding and Allpoint at these locations, none of which individually contributed more than approximately 6% of our total revenues for the year. The weighted average remaining contractual life of our top five merchant customers is approximately 2.7 years. For additional information related to the risks associated with our customer mix, see Item 1A. Risk Factors - We derive a substantial portion of our revenue from ATMs placed with a small number of merchants. The expiration, termination or renegotiation of any of these contracts with our top merchants, or if one or more of our top merchants were to cease doing business with us or substantially reduce its dealings with us, could cause our revenues to decline significantly and could adversely impact our business, financial condition and results of operations.
Seasonality and Tourism
Our business is generally seasonal, with typically fewer transactions occurring in the first quarter of the year. Transaction volumes at our ATMs located in regions affected by strong winter weather patterns typically experience declines in volume during winter months due to decreases in the amount of consumer traffic through such locations. We usually see an increase in transactions in the warmer summer months, which are also aided by increased vacation and holiday travel. We expect these fluctuations in transaction volumes to continue in the future. In addition, other factors, such as a recessionary economic environment, extreme weather, natural disasters, or real or potential health emergencies such as the widespread outbreak of contagious diseases, could hinder travel, reduce the use of cash, and may have a negative impact on transaction levels. Specifically, the Pandemic has impacted our business, as further discussed in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Update. For additional information related to the risks associated with seasonality and other outside factors, see Item 1A. Risk Factors - We are subject to business cycles, seasonality, and other outside factors such as extreme weather, natural disasters or health emergencies, including the ongoing outbreak of the coronavirus pandemic ("COVID-19" or the "Pandemic") that has adversely affected our business, and that may in the future have a material adverse impact on our business.
Competition
Historically, we have competed with independent ATM deployers (commonly referred to as “IADs”) and financial institutions for ATM placements, new merchant accounts, bank-branding and network-branding relationships, and acquisitions. IADs compete with us for placement rights at merchant locations. Our ATMs compete with the ATMs owned and operated by financial institutions and other IADs for underlying consumer transactions. In certain locations with very high foot traffic, such as airports, major train stations, large arenas, and stadiums, we see competition from large financial institutions as they may utilize such locations for marketing and advertising purposes, and in some cases are willing to subsidize the operations of the ATM.

We have established relationships with leading regional and national financial institutions, digital banks, other consumer financial services operators, and stored-value debit card issuers through our bank-branding program and Allpoint. These programs can be cost-efficient alternatives to these organizations in place of operating branches and owning and operating extensive ATM networks. We believe the scale of our extensive network, our EFT transaction processing services, our comprehensive solutions, and our focus on customer service provide us with competitive advantages for providing services to leading financial institutions and newer providers of consumer financial services.
We continually develop the types of services that we provide to financial institutions and merchants. Regarding Allpoint, we encounter competition from other organizations’ surcharge-free networks seeking to sell access to their network to retail locations and offer surcharge-free ATM access to issuers of stored-value debit cards, as well as financial institutions that lack large ATM footprints. With respect to our managed services offering, we believe we are well positioned to offer a comprehensive ATM outsourcing solution with our breadth of services, in-house expertise, and network of existing locations that can leverage the economies of scale required to operate an ATM portfolio. There are several large financial services companies, ATM equipment manufacturers, and service providers that currently offer some of the services we provide, with whom we expect to compete. While we have direct competition for providing certain services, we believe that we have advantages that will allow us to offer various compelling solutions to financial institutions and retailers alike.
We believe that our ability to deliver comprehensive ATM solutions to financial institutions is a competitive service differentiator. Depending on the core objectives of the financial institution, we can deliver a cost-effective full ATM outsourcing solution, convenient surcharge-free ATM network access through Allpoint, or brand extension through our bank-branding offering. Increasingly, we are seeing financial institutions interested in our multiple solutions. Our ability to deliver additional customer traffic through our bank-branding and Allpoint solutions also provides value to our retail partners, and we believe this is a competitive advantage with respect to competition from other IADs.
Acquisitions have historically been a part of our strategy and may form part of our future strategy. Typically, competition for acquisitions is from other IADs, financial service or payments businesses, and/or private equity sponsors of ATM portfolios.
Finally, we face indirect competition from alternative payment mechanisms, such as card-based payments, including contactless, and other electronic forms of payment, including payment applications on mobile phones. While it has been difficult to specifically quantify the direct effects of alternative payment sources on our transaction volumes, cash-based payments have declined as a percentage of total payments in our primary geographic markets in recent years. Further adoption of electronic payment forms and the entry of new and less traditional competitors could reduce consumer demand for cash. We expect to continue to face competition from emerging payments technology in the future. See Item 1A. Risk Factors - The proliferation of payment options and increasingly frictionless methods of payment other than cash, including credit cards, debit cards, stored-value debit cards, contactless, and mobile payments options, could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs, and The ATM industry is highly competitive and such competition may increase, which may adversely affect our profit margins.
Government and Industry Regulation
Our principal business, ATM network ownership and operation, is subject to government (federal, state, and/or local) and industry regulations. Our failure to comply with applicable laws and regulations could result in restrictions on our ability to provide our products and services in such jurisdictions, as well as the imposition of civil fines. For additional information related to recent regulatory matters that have impacted our operations or are expected to impact us in the future, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Developing Trends and Recent Events. See also Item 1A. Risk Factors - We operate in several jurisdictions and we could be adversely affected by violations of anti-bribery, sanctions and anti-money laundering laws and regulations, and Regulatory, legislative or self-regulatory/standard developments regarding privacy and data security matters could adversely affect our ability to conduct our business.
Risk Management
We have adopted a formalized Enterprise Risk Management program to identify and manage the major risks we face. The major risks are prioritized and assigned to a management team member who develops mitigation plans, monitors the risk activity, and is responsible for implementing the mitigation plan, if necessary. The risks, plans, and activities are regularly monitored by our management team and overseen by our Board of Directors (the “Board”).

Human Capital Management
As of December 31, 2020, we had 2,027 employees, 241 of which were covered by a collective bargaining agreement. These employees occupy a wide range of positions in front line, back office, information technology, product, sales, operations, and many other types of roles. We currently believe our relationships with employees represented by the union are good and we have not experienced any work stoppages.
We believe that how we do our work at Cardtronics is equally as important as what we do as a Company. We place a high value on ensuring the Company creates a positive, inclusive, and diverse work environment for its employees in which all have the opportunity to realize their potential as individuals and teams. We strive to ensure all employees understand and feel connected to the purpose-driven mission, vision, and values (the “PVV”) of the organization. To do so, we focus on fostering ongoing, two-way communication through many channels, including pulse and engagement surveys, town halls, and our corporate intranet.
Our core values include One Team, Trust, Excellence, Ambitious, and Innovation. We purposefully defined these values to drive specific behaviors in the service of Cardtronics’ long-term success and desired culture, and we embed them in all we do. Since 2018, this has included a direct link between the demonstration of values-driven behaviors and compensation, through our performance management programs. Additionally, our values underpin our robust training, compliance, and development programs, which are designed to drive key talent engagement and retention, enable employees’ effective execution of company strategies, and reduce risk.

Also aligned to the PVV was the elevation of our Inclusion & Diversity (“I&D”) strategy in 2020, with support and oversight from our Board. We formed an I&D Council, which has responsibility for executing on our goals of engendering employee pride, to attract, engage, and retain top talent; driving business results and positive impacts in the communities we serve; and making continued progress against established I&D metrics. The I&D Council is comprised of representatives from diverse functions, levels, locations, backgrounds, and experiences. We enhanced our diversity-focused recruitment efforts and partnerships, and refreshed our awareness and training programs related to inclusion, anti-discrimination and anti-harassment. We continue to focus our efforts on identifying and understanding the most relevant metrics to measure our progress over time.

Gender diversity as of 12/31/2020	Female		Male		Total
	# of Employees	% of Total	# of Employees	% of Total	# of Employees
Executive Leadership Team	2	22%	7	78%	9
Other	659	33%	1,359	67%	2,018
Total Employees	661	33%	1,366	67%	2,027

Our employee engagement survey results indicate our employees have reacted positively to our I&D and broader cultural efforts. Since 2018, we have had consistent, year-over-year improvement in overall engagement scores, as well as employee connection to our PVV. In 2020, we saw double-digit improvements in nearly all engagement metrics, in spite of the significant impact of the COVID-19 pandemic on our business and workforce.

Employee health and safety was a top priority throughout 2020. A significant number of our employees shifted to working remotely beginning in mid-March 2020, and we implemented safety protocols for our essential workers (front line and facility-dependent) who were necessary to continue providing our services to the communities in which we operate. In addition, we enhanced our communication and training efforts to ensure we kept employees apprised of all developments, how to maintain health and safety, and how to operate optimally in these changing circumstances.

Organizational History and Additional Company Information
We were formed as a Texas corporation in 1993 and operated initially under the name of Cardpro, Inc. In June 2001, Cardtronics Group, Inc. was incorporated under the laws of the state of Delaware and became the parent company for the existing business. In January 2004, Cardtronics Group, Inc. changed its name to Cardtronics, Inc. (“Cardtronics Delaware”), and in December 2007, we completed an initial public offering.

In July 2016, the location of incorporation of the parent company of the Cardtronics group of companies was changed from Delaware to the U.K., whereby Cardtronics plc, a public limited company organized under English law (“Cardtronics plc”), became the new publicly traded corporate parent of the Cardtronics group of companies following the completion of the merger between Cardtronics Delaware and one of its subsidiaries (the “Redomicile”). Upon completing the Redomicile, Cardtronics plc common shares were listed and began trading on the NASDAQ stock market under the symbol “CATM,” the same symbol under which common shares of Cardtronics Delaware were formerly listed and traded. The Redomicile transaction was accounted for as an internal reorganization of entities under common control, and therefore, Cardtronics Delaware’s assets and liabilities have been accounted for at their historical cost basis and not revalued in the transaction.
Acquisitions have driven a large portion of our growth throughout our operating history as we expanded our operations in the U.S. and into several other new geographic markets in North America, Europe, South Africa, Australia and New Zealand. Our largest markets are currently the U.S. and the U.K. Over the past few years, our growth strategy has been primarily focused on organic growth.
General information about us can be found on our website at http://www.cardtronics.com. We file annual, quarterly, and current reports as well as other information electronically with the Securities Exchange Commission (“SEC”) under the Exchange Act. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports are available free of charge on our website as soon as reasonably practicable after the reports are filed or furnished electronically with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. You may also request an electronic or paper copy of our SEC filings at no cost by writing or telephoning us at the following: Cardtronics plc, Attention: Chief Financial Officer, 2050 West Sam Houston Parkway South, Suite 1300, Houston, Texas 77042; (832) 308-4000. Information on our website is not incorporated into this 2020 Form 10-K or our other securities filings.
ITEM 1A. RISK FACTORS
Risk Factor Summary
The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. These risks are more fully discussed below under “Risk Factors”.
Risks Associated with the Proposed Transaction with NCR Corporation
•Our ability to complete the proposed transaction with NCR Corporation is subject to various closing conditions and regulatory, court and shareholder approvals that may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.
•Failure of the proposed transaction to be completed, the termination of the Acquisition Agreement or a significant delay in the consummation of the proposed transaction could negatively impact us.
•We will be subject to business uncertainties and contractual restrictions while the proposed transaction is pending.
•Litigation against us or NCR, or the members of our or NCR's board of directors, could prevent or delay the completion of the proposed transaction.
Risks Associated with our Industry
•The proliferation of payment options and increasingly frictionless methods of payment other than cash, including credit cards, debit cards, stored-value debit cards, contactless, and mobile payments options, could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs.
•The ATM industry is highly competitive and such competition may increase, which may adversely affect our profit margins.
•Regulatory, legislative or self-regulatory/standard developments regarding privacy and data security matters could adversely affect our ability to conduct our business.
•The passage of legislation banning or limiting the fees we receive for transactions conducted on our ATMs would severely impact our revenues and our operations.
•Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered in some cases at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues and operating profits.
•We operate in a changing and unpredictable regulatory environment, which may harm our business. If we are subject to new regulations or legislation regarding the operation of our ATMs, we could be required to make substantial expenditures to comply with that regulation or legislation, which may reduce our profit margins and our net income.

•Internal control failures, security breaches, including the occurrence of a cyber-incident or a deficiency in our cybersecurity, could harm our business by compromising Company, merchant or vendor data or cardholder information and disrupting our transaction processing services, thus damaging our relationships with our merchant customers, business partners, and generally exposing us to liability.
•Computer viruses or unauthorized software (malware) could harm our business by disrupting or disabling our systems, including transaction processing services, causing non-compliance with network rules, damaging our relationships with our merchant and financial institution customers, and damaging our reputation causing a decrease in transactions by individual cardholders.
•Currency design changes may require modifications to our ATMs that could impact our operations and cash flows.

Risks Associated with our Business
•We depend on ATM and financial services transaction fees for substantially all of our revenues, and our revenues would, and profits could, be reduced by a decline in the usage of our ATMs or a decline in the number of ATMs that we operate, whether as a result of changes in consumer spending preferences, global economic conditions or otherwise.
•We derive a substantial portion of our revenue from ATMs placed with a small number of merchants. The expiration, termination or renegotiation of any of these contracts with our top merchants, or if one or more of our top merchants were to cease doing business with us or substantially reduce its dealings with us, could cause our revenues to decline significantly and could adversely impact our business, financial condition and results of operations.
•Deterioration in global credit markets, as well as changes in legislative and regulatory requirements, could have a negative impact on financial institutions including those with whom we conduct business and may seek to conduct business.
•We rely on third parties in the various regions where we operate to provide us with the cash we require to operate many of our ATMs. If these third parties were unable or unwilling to provide us with the necessary cash to operate our ATMs, we would need to identify alternative sources of cash to operate our ATMs or we would not be able to operate our business.
•Our operational failures or those of our transaction processors, EFT networks or other service providers could delay or interrupt our products and services and harm our business and our relationships with our merchant and financial institution customers.
•We maintain a significant amount of vault cash within our Company-owned ATMs, which is subject to potential loss due to theft, civil unrest or other events, including natural disasters.
•Our cash-in-transit business exposes us to additional risks beyond those currently experienced by us in the ownership and operation of ATMs.
•If we fail to adapt our products and services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology are not successful, we could lose customers or have difficulty attracting new customers, which would adversely impact our revenues and our operations.
•Errors or omissions in the settlement of merchant funds or in our vault cash reconciliations could damage our relationships with our customers and vault cash providers, respectively, and expose us to liability.
•Changes in interest rates could increase our operating costs by increasing interest expense under our credit facilities and our vault cash rental costs.
•We are subject to business cycles, seasonality, and other outside factors such as extreme weather, natural disasters or health emergencies, including the ongoing outbreak of the coronavirus pandemic (“COVID-19” or the "Pandemic") that has adversely affected our business, and that may in the future have a material adverse impact on our business.
•We may be unable to effectively integrate our acquisitions, which could increase our cost of operations, reduce our profitability, or reduce our shareholder value.
•A failure of enterprise resource planning (“ERP”) and other associated information systems changes could adversely impact our business and our results of operations.
•We operate in many sovereign jurisdictions worldwide and expect to continue to grow our business in new regions. Operating in different countries involves special risks which could result in a reduction of our gross and net profits.
•The exit of the U.K. from the European Union could adversely affect our shareholders and us.
•We derive a significant portion of our revenues and profits from bank-branding relationships with financial institutions and surcharge-free revenue from our Allpoint network. A decline in these revenues as a result of changes in financial institution and card provider demand for these services may have a significant negative impact on our results.
•The election by our merchant customers not to participate in our surcharge-free network offerings could impact the effectiveness of our offerings, which would negatively impact our financial results.
•If we experience additional impairments of our goodwill or other intangible assets, we will be required to record a charge to earnings, which may be significant.
•We have a significant amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants, and make payments on our indebtedness.
•The terms of our credit agreement and the indentures governing our senior notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.
•Non-compliance with established EFT network rules and regulations could expose us to fines, penalties or other liabilities and could negatively impact our results of operations. Additionally, new EFT network rules and regulations could require us to expend significant amounts of capital to remain in compliance with such rules and regulations.

•The majority of the electronic debit networks over which our transactions are conducted require sponsorship by a bank, and the loss of any of our sponsors and our inability to find a replacement may cause disruptions to our operations.
•Cardtronics plc may be treated as a U.S. corporation for U.S. federal income tax purposes and could be liable for substantial additional U.S. federal income taxes in the event our redomicile to the U.K. is successfully challenged by the U.S. Internal Revenue Service (“IRS”).
•Our U.S. shareholders could suffer tax consequences if we are treated as a “controlled foreign corporation” for U.S. federal income tax purposes.
•Our operating results have fluctuated historically and could continue to fluctuate in the future, which could affect our ability to maintain our current market position or expand.

Risks Associated with our Common Shares
•We may issue additional common shares or instruments convertible into common shares, which may materially and adversely affect the market price of our common shares.
•Our articles of association include mandatory offer provisions that may be viewed as less favorable to shareholders, including with respect to takeover matters.
•English law generally provides for increased shareholder approval requirements with respect to certain aspects of capital management.

General Risk Factors
•If we lose key personnel or are unable to attract additional qualified personnel as we grow, our business could be adversely affected.
•Changes in tax laws, regulations and interpretations or challenges to our tax positions could adversely affect our business.
•We operate in several jurisdictions and we could be adversely affected by violations of anti-bribery, sanctions and anti-money laundering laws and regulations.
•If we are unable to adequately protect our intellectual property, we may lose a valuable competitive advantage or be forced to incur costly litigation to protect our rights. Additionally, if we face claims of infringement of third-party intellectual property, we may be forced to incur costly litigation.
Risk Factors
Risks Associated with the Proposed Transaction with NCR Corporation
Our ability to complete the proposed transaction with NCR Corporation is subject to various closing conditions and regulatory, court and shareholder approvals that may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

On January 25, 2021, we announced that the Company entered into an agreement (the “Acquisition Agreement”) to be acquired by NCR Corporation (“NCR”). Before the consummation of the transactions contemplated by the Acquisition Agreement, including our combination with NCR, various approvals must be obtained from regulatory authorities, the High Court of Justice in England and Wales and a majority in number representing not less than seventy-five percent in value of our shareholders. The process of obtaining regulatory, court or shareholder approvals and any conditions imposed on the granting of such approvals could have the effect of delaying completion of the proposed transaction or of imposing additional costs or limitations on the combined company following our acquisition. The regulatory, court or shareholder approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the proposed transaction that are not anticipated or cannot be met. If the consummation of the proposed transaction is delayed, including by a delay in receipt of necessary regulatory, court or shareholder approvals, the business, financial condition and results of operations of each company may also be materially and adversely affected.

Failure of the proposed transaction to be completed, the termination of the Acquisition Agreement or a significant delay in the consummation of the proposed transaction could negatively impact us.

The Acquisition Agreement is subject to a number of conditions that must be satisfied (or waived) in order to complete the proposed transaction. These conditions to the consummation of the proposed transaction may not be satisfied on a timely basis or at all and, accordingly, the proposed transaction may be significantly delayed or not be completed. In addition, we or NCR may terminate the Acquisition Agreement if the proposed transaction is not completed by October 25, 2021, if the proposed transaction is not sanctioned by the court at the court hearing, if the shareholders meetings have been held and completed but the requisite votes of our shareholders have not been obtained, if a governmental entity issues an injunction preventing the proposed transaction, and in the event of an uncured breach of the Acquisition Agreement by the other party that results in a condition to closing not being capable of satisfaction. Furthermore, the consummation of the proposed transaction may be significantly delayed due to various factors, including potential litigation related to the proposed transaction.

If the proposed transaction is not consummated or significantly delayed, our ongoing business, financial condition and results of operations may be materially adversely affected and the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the proposed transaction will be consummated. If the consummation of the proposed transaction is delayed, including by the receipt of a competing acquisition proposal, our business, financial condition and results of operations may be materially adversely affected. If the proposed transaction is terminated under certain circumstances, we will be required to reimburse NCR for the termination payment made in connection with our prior agreement with Catalyst Holdings Limited.

In addition, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Acquisition Agreement. If the proposed transaction is not completed or significantly delayed, we would have to recognize these expenses without realizing the expected benefits of the proposed transaction. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the proposed transaction, including the diversion of management attention from pursuing other opportunities and the constraints in the Acquisition Agreement on our ability to make significant changes to our ongoing business during the pendency of the proposed transaction, could have a material adverse effect on our business, financial condition and results of operations.

Additionally, our business may have been and may continue to be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the proposed transaction, without realizing any of the anticipated benefits of completing the proposed transaction, and the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the proposed transaction will be completed. If the Acquisition Agreement is terminated and a party’s board of directors seeks another merger or business combination, our shareholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the proposed transaction.

We will be subject to business uncertainties and contractual restrictions while the proposed transaction is pending.

Uncertainty about the effect of the proposed transaction on employees, customers, suppliers and vendors may have an adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to attract, retain and motivate key personnel and customers pending the consummation of the proposed transaction, as such personnel and customers may experience uncertainty about their future roles and relationships following the consummation of the proposed transaction. Additionally, these uncertainties could cause our customers, suppliers, vendors and others with whom we deal to seek to change, or fail to extend, existing business relationships with us. In addition, competitors may target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the proposed transaction.

The pursuit of the proposed transaction and the preparation for the integration may place a burden on our management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.

In addition, the Acquisition Agreement restricts us from taking certain actions without NCR’s consent while the proposed transaction is pending, which may prevent us from pursuing opportunities without NCR’s approval or from taking other actions that we might have undertaken in the absence of the proposed transaction depending upon market conditions and other relevant factors, such as stock repurchases and restructurings, which may interfere with our ability to effectively respond to competitive pressures, execute business strategies, and meet financial goals. The Acquisition Agreement also contains customary provisions that restrict our ability to pursue alternative transactions to the proposed transaction, which may discourage potential competing acquirers from considering or proposing an alternative transaction that may provide a higher value to our shareholders. If the proposed transaction is not completed, these restrictions could have a material adverse effect on our business, financial condition and results of operations.

Litigation against us or NCR, or the members of our or NCR’s board of directors, could prevent or delay the completion of the proposed transaction.

While we and NCR believe that any claims that may be asserted by purported shareholder plaintiffs related to the proposed transaction would be without merit, the results of any such potential legal proceedings are difficult to predict and could delay or prevent the proposed transaction from being completed in a timely manner. Moreover, any litigation could be time consuming and expensive, could divert our and NCR’s management’s attention away from their regular business and, any lawsuit adversely resolved against us, NCR or members of our or NCR’s board of directors, could have a material adverse effect on each party’s business, financial condition and results of operations.

One of the conditions to the consummation of the proposed transaction is the absence of any statute, rule, regulation, executive order, decree, ruling, temporary restraining order, preliminary or permanent injunction or other order issued by a court or other government entity of competent jurisdiction having the effect of making the proposed transaction illegal or otherwise prohibiting consummation of the proposed transaction. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a regulatory authority issues an order or other directive having the effect of making the proposed transaction illegal or otherwise prohibiting consummation of the proposed transaction, then such injunctive or other relief may prevent the proposed transaction from becoming effective in a timely manner or at all.

Risks Associated with our Industry

The proliferation of payment options and increasingly frictionless methods of payment other than cash, including credit cards, debit cards, stored-value debit cards, contactless, and mobile payments options, could result in a reduced need for cash in the marketplace and a resulting decline in the usage of our ATMs.

The U.S., the U.K., Canada, Australia, Germany, and other developed markets have seen a shift in consumer payment trends since the late 1990s, with more customers now opting for electronic forms of payment (e.g., credit cards and debit cards) for their in-store purchases over traditional paper-based forms of payment (e.g., cash and checks). Additionally, some merchants offer free cash back at the point-of-sale (“POS”) for customers that utilize debit cards for their purchases, thus providing an additional incentive for consumers to use these cards. Increasingly, frictionless payment options, like contactless, are also being used by consumers. According to the 2019 Diary of Consumer Payment Choice study issued by the Federal Reserve Bank of Atlanta in August 2020, the percentage of cash transaction counts in the U.S. declined from approximately 31% of all payment transactions in 2016 to approximately 26% in 2019, with increases seen in both credit and debit card transactions. However, according to the Federal Reserve, cash in circulation continues to increase, surpassing $2 trillion in the fourth quarter of 2020, an increase of approximately 16% from the prior year. The U.K. has followed a similar trend in absolute terms according to the UK Cash & Cash Machines 2020 Report issued by UK Finance, with cash making up over 20% of all transactions and being the second most common payment method. In Australia, the use of debit cards overtook cash as the single most frequently used payment method. In its 2019 consumer payments survey issued in March 2020, the Reserve Bank of Australia published that 27% of all payments made in Australia were with cash, down from 37% in 2016. According to the 2020 Canadian Payment Methods and Trends study, cash transaction volume declined 9% in 2019, to represent 22% of total point-of-sale payments volume. On a same-store basis, over the 12-month period prior to the Pandemic, we had generally seen a single-digit percentage rate of decline in the number of cash withdrawal transactions conducted on our U.K.-based ATMs while we had seen low single-digit rates of growth in our U.S.-based ATMs, which is partly attributable to increased transactions from our retail-based surcharge-free Allpoint network. However, during 2020 we have seen increased volatility of our same-store transactions driven by store closures and regional lockdowns caused by the COVID-19 pandemic. See the risk factor entitled We are subject to business cycles, seasonality, and other outside factors such as extreme weather, natural disasters or health emergencies, including the ongoing outbreak of the coronavirus pandemic (“COVID-19” or the “Pandemic”) that has adversely affected our business, and that may in the future have a material adverse impact on our business.

The continued growth in online shopping and electronic payment methods, such as mobile phone payments, contactless payments and card only self-service order and payment terminals could result in a reduced need for cash in the marketplace and ultimately, a decline in the usage of ATMs. Online credit and debit card only shopping and other payment technology, such as Venmo, Zelle, Square Cash, Facebook Messenger Payments and virtual currencies such as Bitcoin, or other new payment method preferences by consumers could reduce the general population’s need or demand for cash and negatively impact our transaction volumes in the future. The proliferation of payment options and changes in consumer preferences and usage behavior could reduce the need for cash and have a material adverse impact on our operations and cash flows.

The ATM industry is highly competitive and such competition may increase, which may adversely affect our profit margins.

The ATM business is and can be expected to remain highly competitive. Our principal direct competition comes from independent ATM companies and financial institutions in all of the countries in which we operate. Our competitors could prevent us from obtaining or maintaining desirable locations for our ATMs, cause us to reduce the revenue generated by transactions at our ATMs, or cause us to pay higher merchant fees, thereby reducing our profits. In addition to our current competitors, new and less traditional competitors may enter the market, vertically integrated competitors, such as expanded product and service offerings by cash-in-transit providers, may offer comprehensive bundled product and service offerings, or we may face additional competition associated with the creation, integration, and consolidation of competitors through transactions as well as the introduction of alternative payment mechanisms and emerging payment technologies. Increased competition could result in transaction fee reductions, reduced gross margins, and loss of market share. As a result, the failure to effectively adapt our organization, products, and services to the market could significantly reduce our offerings to gain market acceptance, significantly reduce our revenue, increase our operating costs, or otherwise adversely impact our operations and cash flows.

Regulatory, legislative or self-regulatory/standard developments regarding privacy and data security matters could adversely affect our ability to conduct our business.

We, along with our partners and customers in the financial services area, are subject to a number of laws and regulations, including, among others, those promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act and state cybersecurity, privacy, and breach notification laws, the Australian Privacy Act, the Personal Information Protection and Electronic Documents Act in Canada, and the European Union ("E.U.") General Data Protection Regulations. In addition, other jurisdictions in which we conduct our business such as Canada, India and South Africa are considering passing similar legislation and regulations. These laws, rules and regulations address a range of issues including data privacy and cybersecurity, and restrictions or technological requirements regarding the collection, use, storage, protection, retention or transfer of data.

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

We rely on transaction-based revenues in each of our markets and any regulatory fee limits that could be imposed on our transactions may have an adverse impact on our revenues and profits. If legislation were to be enacted in the future in any of our markets, and the amount we were able to charge consumers to use our ATMs was reduced, our revenues and related profitability would be negatively impacted. Furthermore, if such limits were set at levels that are below our current or future costs to operate our ATMs, it would have a material adverse impact on our ability to continue to operate under our current business model and adversely impact our revenues and cash flows. Despite the nationwide acceptance of surcharge fees at ATMs in the U.S. since their introduction in 1996, consumer activists have from time to time attempted to impose local bans or limits on surcharge fees. Even in the few instances where these efforts have passed the local governing body (such as with an ordinance adopted by the city of Santa Monica, California), U.S. federal courts have overturned these local laws on federal preemption grounds. Although Section 1044 of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") contains a provision that will limit the application of federal preemption with respect to state laws that do not discriminate against national banks, federal preemption will not be affected by local municipal laws, where such proposed bans or limits often arise. Additionally, some U.S. federal officials have expressed concern in previous years that surcharge fees charged by banks and non-bank ATM operators are unfair to consumers.

Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered in some cases at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues and operating profits.

Interchange fees, which represented approximately 26% of our total ATM operating revenues for the year ended December 31, 2020, are set by the various EFT networks and major interbank networks through which the transactions conducted on our ATMs are routed. These fees vary from one network to the next. During the year ended December 31, 2020, approximately 14% and 12% of our total ATM operating revenues were derived from interchange fees in Europe & Africa and North America, respectively. Some of these fees are subject to pricing changes that we may be unable to offset through lower payments to merchants or other measures. Interchange revenues in the U.K. accounted for the majority of our interchange revenues in our Europe & Africa segment and are primarily based on rates set by LINK, the major interbank network in that market.

In addition to LINK transactions, a small number of U.K. financial institutions have issued cards that are not affiliated with the LINK network, but instead route over a Visa or MasterCard network. Transactions conducted on our ATMs from these cards currently represent approximately 5% of our annual withdrawal transactions in the U.K. The interchange rates set by Visa and MasterCard have historically been less than the LINK rates. Accordingly, if any major financial institution in the U.K. decided to leave the LINK network in favor of Visa, MasterCard, or another network, and we elected to continue to accept the transactions of their cardholders, such a move could impact the interchange revenues that we currently receive from the related transactions conducted on our ATMs by these cardholders in that market. The LINK interchange rate was decreased by 5% on July 1, 2018 and an additional 5% on January 1, 2019 and may be reduced further in the future. Should there be a significant change in the LINK scheme or its membership, our U.K. interchange revenues and profits could be further adversely impacted.

In past years, certain networks have reduced the net interchange rates paid to ATM deployers for ATM transactions in the U.S. routed across their debit networks through a combination of reducing the transaction rates charged to financial institutions and higher per-transaction fees charged by the networks to ATM operators. Accordingly, if some of the networks through which our ATM transactions are routed were to reduce the interchange rates paid to us or increase their transaction fees charged to us for routing transactions across their network, our future transaction revenues could decline. For example, Visa implemented a higher acquirer fee for non-monetary transactions in the U.S. that took effect on April 1, 2019. In addition to the impact of net interchange rate decreases, we have seen certain financial institutions migrate their volume away from some networks to take advantage of the lower pricing offered by other networks, resulting in lower net interchange rates per transaction to us.

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

We operate in a changing and unpredictable regulatory environment, which may harm our business. If we are subject to new regulations or legislation regarding the operation of our ATMs, we could be required to make substantial expenditures to comply with that regulation or legislation, which may reduce our profit margins and our net income.

With its initial roots in the banking industry, the U.S. ATM industry is regulated by the rules and regulations of the federal Electronic Funds Transfer Act, which establishes the rights, liabilities, and responsibilities of participants in EFT systems. The vast majority of states have few, if any, licensing requirements. However, legislation related to the U.S. ATM industry is periodically proposed at the state and local level. In past years, certain members of the U.S. Congress called for a re-examination of fees that are charged for an ATM transaction, although no legislation was passed relative to these matters. As a part of the Dodd-Frank Act, the Consumer Financial Protection Bureau was created, and it is possible that this governmental agency could enact new or modify existing regulations that could have a direct or indirect impact on our business. For additional information related to this topic, see the risk factor entitled The passage of legislation banning or limiting the fees we receive for transactions conducted on our ATMs would severely impact our revenues and our operations above.

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

In the U.K., the ATM industry historically has been largely self-regulating. Most ATMs in the U.K. are part of the LINK network and must operate under the network rules set forth by LINK, which operates under the oversight of the Bank of England and since October 2013, the Payment Systems Regulator (“PSR”) oversees any payment system operating in the U.K. and its participants. The PSR is engaged in a review of the LINK scheme and the scheme’s direct commissioning and interchange operating procedures. See the risk factor entitled Interchange fees, which comprise a substantial portion of our transaction revenues, may be lowered in some cases at the discretion of the various EFT networks through which our transactions are routed, or through potential regulatory changes, thus reducing our future revenues and operating profits above.

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

As part of our transaction processing services, we electronically process and transmit cardholder information. We and our vendors have been, and will continue to be, subjected to cyber-attacks or internal control failures, including accidental or intentional computer or network issues (such as unauthorized parties gaining access to our information technology systems, phishing attacks, viruses, malware or ransomware installation, server malfunction, software or hardware failures, impairment of data integrity, loss of data or other computer assets, adware, or other similar issues), none of which to date have resulted in any material disruption, interruption, or loss. Our vulnerability to attack and our vendors’ vulnerability to attack exists in relation to known and unknown threats. We work to implement and maintain what we consider to be adequate security controls in response to known threats, while we are unable to proactively defend against unknown threats because they are unknown. Consequently, the security measures we deploy and our internal processes and procedures are not perfect or impenetrable, and despite our investment in and maintenance of security controls, we may be unable to anticipate or prevent all unauthorized access attempts made on our systems.

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

Currency design changes may require modifications to our ATMs that could impact our operations and cash flows.

In American Council of the Blind, et. al., v. Timothy F. Geithner, Secretary of the Treasury (Case #1:02-cv-00864) in the U.S. District Court for the District of Columbia (the “Court”) an order was entered that found that U.S. currencies (as currently designed) violated the Rehabilitation Act, a law that prohibits discrimination in government programs on the basis of disability, as the paper currencies issued by the U.S. are identical in size and color, regardless of denomination. As a consequence of this ruling, the U.S. Treasury stated in its semi-annual status report filed with the Court in September 2012, that the Bureau of Engraving and Printing (“BEP”) was making progress towards implementing the Secretary’s decision to provide meaningful access to paper currency by: “(i) adding a raised tactile feature ("RTF") to each Federal Reserve note that the BEP may lawfully redesign, (ii) continuing the BEP’s program of adding large high-contrast numerals and different colors to each denomination that it may lawfully redesign, and (iii) implementing a supplemental currency reader distribution program for blind and other visually impaired U.S. citizens and legal residents.” Of these three steps only the first materially affects the ATM industry. The BEP continues to research the RTF and is engaged in testing samples in conjunction with the Banknote Equipment Manufactures program. Until a selection is made and disclosed by the BEP, the impact, if any, a raised tactile feature will have on the ATM industry remains unknown. It is possible that such a change or any redesign of currencies could require us to incur additional costs, which could be substantial, to modify or replace our ATMs in order to store and dispense notes with raised or other tactile features. In addition, any other changes to the design of banknotes in any of our jurisdictions, such as adding additional denominations or altering banknote materials, such as polymer banknotes introduced in Canada, Australia and the U.K., could also require upgrades to ATM hardware or software or full replacement of our ATMs which could require us to incur additional cost and could be substantial and result in ATM downtime which could have a material adverse impact on our operations and cash flows.
Risks Associated with our Business

We depend on ATM and financial services transaction fees for substantially all of our revenues, and our revenues would, and profits could, be reduced by a decline in the usage of our ATMs or a decline in the number of ATMs that we operate, whether as a result of changes in consumer spending preferences, global economic conditions or otherwise.

Transaction fees charged to cardholders and their financial institutions for transactions processed on our ATMs and multi-function financial services kiosks, including surcharge and interchange transaction fees, have historically accounted for most of our revenues. We expect that transaction fees, including fees we receive through our bank-branding and surcharge-free network offerings, will continue to account for the substantial majority of our revenues for the foreseeable future. Consequently, our future operating results will depend on many factors, including: (i) the market acceptance of our services in our target markets, (ii) the level of transaction fees we receive, (iii) our ability to install, acquire, operate, and retain ATMs, (iv) usage of our ATMs by cardholders and any changes in payment preferences they may have, (v) our ability to charge cardholders fees to use our ATMs, and (vi) our ability to continue to expand our surcharge-free and other automated consumer financial services offerings. If alternative technologies to our services are successfully developed and implemented or there is a significant shift in consumer preferences for other alternative payment methods, we may experience a decline in the usage of our ATMs. Surcharge rates, which are largely market-driven and are often negotiated between us and our merchant partners, could be reduced over time.

Further, growth in surcharge-free ATM networks and widespread consumer bias toward these networks could adversely affect our revenues, even though we maintain our own surcharge-free offerings. Many of our ATMs are utilized by consumers that frequent the retail establishments in which our ATMs are located, including convenience stores, gas stations, malls, grocery stores, pharmacies, airports, train stations, and other large retailers. If there is a significant slowdown in consumer spending or a change in consumer payment preferences, the number of consumers that frequent the retail establishments in which we operate our ATMs may decline and the number of transactions conducted on those ATMs and our network, and the corresponding transaction fees we earn, may also decline. Additionally, should banks increase the fees they charge to their customers when using an ATM outside of their network (i.e., out of network or foreign bank fees), this would effectively make transactions at our ATM more expensive to consumers and could adversely impact our transaction volumes and revenues.

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

We derive a substantial portion of our revenue from ATMs placed with a small number of merchants. The expiration, termination or renegotiation of any of these contracts with our top merchants, or if one or more of our top merchants were to cease doing business with us or substantially reduce its dealings with us, could cause our revenues to decline significantly and could adversely impact our business, financial condition and results of operations.

For the year ended December 31, 2020, our contracts with our top five merchant customers Co-op Food (in the U.K.), Couche-Tard, CVS, Speedway, and Walgreens accounted for approximately 23% of our total revenues, the largest of which accounted for approximately 6% of our total revenues. Because a significant percentage of our future revenues and operating income depends upon the successful continuation of our relationship with our top merchant customers, the loss of any of our largest merchants, such as the loss of 7-Eleven in the U.S. in 2017, a decision by any one of them to reduce the number of our ATMs placed in their locations, or a decision to sell or close their locations could result in a decline in our revenues or otherwise adversely impact our business operations. To the extent there is consolidation or contraction within our primary retailer partners, and as a part of that consolidation or contraction, the retailers decide to reduce their store footprint, such an event could materially impact our revenues and profits. Furthermore, if their financial conditions were to deteriorate in the future, and as a result, one or more of these merchants was required to close a significant number of their store locations, our revenues would be significantly impacted. Additionally, these merchants may elect not to renew their contracts when they expire. As of December 31, 2020, the contracts we have with our five largest merchant customers had a weighted average remaining contractual life of approximately 2.7 years.

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

We rely on third parties in the various regions where we operate to provide us with the cash we require to operate many of our ATMs. If these third parties were unable or unwilling to provide us with the necessary cash to operate our ATMs, we would need to identify alternative sources of cash to operate our ATMs or we would not be able to operate our business.

We primarily rely on several financial institutions in the regions where we operate to provide us with the vault cash that we use in our ATMs where cash is not provided by the merchant, which includes approximately 42,000 ATMs in North America, approximately 17,000 ATMs in Europe and Africa, and approximately 4,000 ATMs in Australia and New Zealand. For the quarter ended December 31, 2020, we had an average outstanding vault cash balance of approximately $2.5 billion held in our North America ATMs, approximately $1.2 billion in our ATMs in Europe and Africa and approximately $0.3 billion in our ATMs in Australia and New Zealand.

The willingness of financial institutions to provide vault cash to us depends, in part, on the capital classification given to such cash by regulators, any change to which may increase the cost of the vault cash or disincentivize financial institutions from cash rental products. Our existing vault cash rental agreements expire at various times through December 2025. However, each provider has the right to demand the return of all or any portion of its cash at any time upon the occurrence of certain events. Other key terms of our agreements include the requirement that the vault cash providers provide written notice of their intent not to renew. Such notice provisions typically require a minimum of 180 to 360 days’ notice prior to the actual termination date. If such notice is not received, then the contracts will typically automatically renew for an additional one-year period.

If our vault cash providers were to demand return of their cash or terminate their arrangements with us and remove their cash from our ATMs, or if they fail to provide us with cash as and when we need it for our operations, our ability to operate our ATMs would be jeopardized, and we would need to locate alternative sources of vault cash or potentially suffer significant downtime of our ATMs or significantly increased costs as a result of more frequent replenishments. In the event this was to happen, the terms and conditions of the new or renewed agreements could potentially be less favorable to us, which would negatively impact our results of operations. Furthermore, restrictions on access to cash to fill our ATMs could severely restrict our ability to keep our ATMs operating and could subject us to performance penalties under our contracts with our customers. A significant reduction in access to the necessary cash to operate our ATMs could have a material adverse impact on our operations and cash flows.

We rely on third-party EFT network providers, transaction processors, bank sponsors, cash-in-transit providers, and maintenance providers to provide services to our ATMs. If some of these providers that service a significant number of our ATMs fail or otherwise cease, consolidate, or no longer agree to provide their services, we could suffer a temporary loss of transaction revenues, incur significant costs or suffer the permanent loss of any contract with a merchant or financial institution affected by such disruption in service.

We rely on EFT network providers and have agreements with various transaction processors, cash-in-transit providers, and maintenance providers. These service providers enable us to provide card authorization, data capture, settlement, cash management and delivery, and maintenance services to our ATMs. Typically, these agreements are for periods of two or three years each. If we are unable to secure the renewal or replacement of any expiring vendor contracts, or a key vendor fails or otherwise ceases to provide the services for which we have contracted and disruption of service to our ATMs occurs, our relationship with those merchants and financial institutions affected by the disrupted ATM service could suffer.

While we have more than one provider for each of the critical services that we rely on third parties to perform, certain of these providers currently provide services to or for a significant number of our ATMs. Although we believe we would be able to transition these services to alternative service providers, this could be a time-consuming and costly process. In the event one or more of such service providers was unable to deliver services to us, we could suffer a significant disruption in our business, which could result in a material adverse impact to our financial results. Furthermore, any disruptions in service in any of our markets, whether caused by us or by third-party providers, may continue to result in a loss of revenues under certain of our contractual arrangements that contain minimum service-level requirements and could result in a material adverse impact on our operations and cash flows.

Our operational failures or those of our transaction processors, EFT networks or other service providers could delay or interrupt our products and services and harm our business and our relationships with our merchant and financial institution customers.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our EFT transaction processing platforms, third-party transaction processors, telecommunications network systems, and other service providers as well as availability of hardware and replacement parts from vendors. Accordingly, any damage, destruction, or third-party actions that interrupt our services would severely harm our business and reputation and result in a loss of revenues and profits and could cause us to incur substantial additional expenses. Additionally, if any interruption is caused by us, especially in those situations in which we serve as the primary transaction processor, such interruption could result in the loss of the affected merchants and financial institutions, or damage our relationships with them. Prolonged interruption of our services or network that extends for more than several hours (i.e., where our backup systems are not able to recover) would result in data loss and/or a reduction in revenues as our ATMs would be unable to process transactions. Our systems and operations and those of our transaction processors and our EFT network and other service providers could be exposed to damage or interruption from fire, floods, natural disasters, unlawful acts, terrorist attacks, power loss, telecommunications failure, unauthorized entry, cyber-attack, public health emergencies and computer viruses, among other things. We cannot be certain that any measures we and our service providers have taken to prevent system failures will be successful or that we will not experience service interruptions. Should a significant system failure occur, it could have a material adverse impact on our operations and cash flows. In addition, a significant interruption of service could have a negative impact on our reputation and could cause our present and potential merchant and financial institution customers to choose alternative service providers, as well as subject us to fines or penalties related to contractual service agreements and ultimately cause a material adverse impact on our operations and cash flows.

We maintain a significant amount of vault cash within our Company-owned ATMs, which is subject to potential loss due to theft, civil unrest or other events, including natural disasters.

For the quarter ended December 31, 2020, our average outstanding vault cash balance was $4.0 billion in our ATMs. Any loss of vault cash from our ATMs is generally our responsibility. We typically require that our service providers, who either transport or temporarily store the vault cash or otherwise have access to the ATM safe, maintain adequate insurance coverage in the event cash losses occur as a result of theft, misconduct, or negligence on the part of such providers. Cash losses at the ATM occur in a variety of ways, such as natural disasters (e.g., hurricanes, flooding, tornadoes, etc.), fires, vandalism, and physical removal of the entire ATM, defeating the interior safe or by compromising the ATM’s technology components. The frequency of incidents of vandalism and physical removal often increase during civil unrest and riots. Recent protests, riots and civil unrest, specifically within large urban areas in the U.S., have coincided with increased incidents of vandalism and theft of ATMs and vault cash within our U.S. market. As our ATMs are often installed at retail sites, there are attempts of theft and vandalism from time to time. Thefts of vault cash may be the result of an individual acting alone or as a part of a crime group or occur during civil unrest and rioting. We have experienced theft of vault cash from our ATMs across the geographic regions in which we operate and have at times temporarily removed ATMs from service to enhance security features or have permanently removed ATMs due to security concerns. While we maintain insurance policies to cover significant losses that may occur that are not covered by the insurance policies maintained by our service providers, such insurance coverage is subject to deductibles, exclusions, and limitations that may leave us bearing some or all of those losses. Significant vault cash losses could result in a material adverse impact on our operations and cash flows.

Any increase in the frequency and/or amounts of theft and other losses could negatively impact our operating results by causing higher deductible levels and increased insurance premiums. Certain ATM types have been susceptible to coordinated ATM attacks that generally involves a logical or physical compromise of the ATM, which causes the ATM to dispense cash without proper authorization and can be controlled remotely in certain types of these attacks. While we maintain a controls program across many fronts to prevent and quickly detect unauthorized ATM access and theft attempts, there can be no assurance that a significant or successful jackpotting type of attack attempt could occur on our portfolio. Additionally, in recent periods, we have seen elevated attack attempts and vault cash losses in our U.K. business. Should these losses continue at an elevated or increasing rate, it could adversely impact our results and impact our ability to obtain insurance for the vault cash used on our ATMs. Also, damage sustained to our merchant customers’ store locations in connection with any ATM-related thefts, if extensive and frequent enough in nature, could negatively impact our relationships with those merchants and impair our ability to deploy ATMs in those existing or new locations of those merchants. Certain merchants have requested, and could request in the future, that we remove ATMs from store locations that have suffered damage as a result of ATM-related thefts, thus negatively impacting our financial results. Finally, we have in the past, and may in the future, voluntarily remove vault cash from certain ATMs on a temporary or permanent basis to mitigate further losses arising from theft or vandalism. Depending on the magnitude and duration of any cash removal, our revenues and profits could be materially and adversely affected.

Our cash-in-transit business exposes us to additional risks beyond those currently experienced by us in the ownership and operation of ATMs.

Our cash-in-transit operation in the U.K. delivers cash to and collects residual cash from our ATMs in that market. As of December 31, 2020, we were providing cash-in-transit services to a majority of our ATMs in that market. The cash-in-transit business exposes us to significant risks, including the potential for cash-in-transit losses, employee theft, as well as claims for personal injury, wrongful death, worker’s compensation, punitive damages, and general liability. There can be no assurance that we will avoid significant future claims or adverse publicity related thereto. Furthermore, there can be no assurance that our insurance coverage will be adequate to cover potential liabilities or that insurance coverage will remain available at costs that are acceptable to us. The availability of quality and reliable insurance coverage is an important factor in our ability to successfully operate this aspect of our operations. A loss claim for which insurance coverage is denied or that is in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations and cash flows.

If we fail to adapt our products and services to changes in technology or in the marketplace, or if our ongoing efforts to upgrade our technology are not successful, we could lose customers or have difficulty attracting new customers, which would adversely impact our revenues and our operations.

The markets for our products and services are characterized by constant technological changes, frequent introductions of new products and services and evolving industry standards. Due to a variety of factors, including but not limited to security features, compatibility between systems and software and hardware components, consumer preferences, industry standards, demands of our financial institution and retail customers, and other factors, we regularly update the technology components, including software, on our ATMs. These technology upgrade efforts, in some cases, may result in downtime to our ATMs, and as a result, loss of transactions and revenues. Additionally, our ability to enhance our current products and services and to develop and introduce innovative products and services that address the increasingly sophisticated needs of our customers will significantly affect our future success. We may also accumulate excess or obsolete inventory or assets that cannot be used or re-deployed, which could result in unanticipated write-downs and adversely affect our financial results. To the extent we are not able to re-deploy the assets, we may in future periods incur write-downs of these and other assets which could materially and adversely affect our business, results of operations, and stockholders’ equity.

Our ability to take advantage of opportunities in the market may require us to invest considerable resources adapting our organization and capabilities to support development of products and systems that can support new services or be integrated with new technologies and incur other expenses in advance of our ability to generate revenue from these products and services. These developmental efforts may require substantial capital investment, divert resources from other potential investments in our businesses, divert management time and attention from other matters, and these efforts may not lead to the development of viable new products or services on a timely or cost effective basis. We may not be successful in developing, marketing or selling new products and services that meet these changing demands. In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of these products and services, or our new products and services and enhancements may not adequately meet the demands of the marketplace or achieve market acceptance.

If we are unsuccessful in offering products or services that gain market acceptance, it could have an adverse impact on our ability to retain existing customers or attract new ones, which could have a material adverse effect on our revenues and our operations.

Errors or omissions in the settlement of merchant funds or in our vault cash reconciliations could damage our relationships with our customers and vault cash providers, respectively, and expose us to liability.

We are responsible for maintaining accurate bank account information for certain of our merchant customers, financial institution customers and vault cash providers and accurate settlements of funds into these accounts based on the underlying transaction activity. This process relies on precise and authorized maintenance of electronic records and internal controls. Although we have controls in place to help ensure the safety and accuracy of our records in the movement and settlement of funds, errors or unauthorized changes to these records or failure to maintain proper controls of the vault cash in transit with our cash-in-transit providers could result in the erroneous or fraudulent movement of funds, thus damaging our relationships with our customers and vault cash providers, exposing us to liability and potentially resulting in a material adverse impact on our operations and cash flows.

Changes in interest rates could increase our operating costs by increasing interest expense under our credit facilities, loans and our vault cash rental costs.

Interest on amounts borrowed under our revolving credit facility and our term loan are based on a floating interest rate, and our vault cash rental expense is based primarily on floating interest rates. As a result, our interest expense and vault cash rental costs are sensitive to changes in interest rates. In the U.S. and U.K., we pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various LIBOR. In Germany and Spain, the rate is based on the Euro Interbank Offered Rate (commonly referred to as “Euribor”). In Mexico, the rate is based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”), in Canada, the rate is based on the Bank of Canada’s Bankers Acceptance Rate and the Canadian prime rate, and in Australia, the formula is based on the Bank Bill Swap Rates (“BBSY”). Although we currently hedge a portion of our vault cash interest exposure and interest on outstanding borrowings on our term loan by using interest rate swap and cap contracts, we may not be able to enter into similar arrangements for similar amounts in the future. Any significant future increases in interest rates could have a negative impact on our earnings and cash flow by increasing our operating costs and expenses.

For additional information, including with respect to the transition from LIBOR, see Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk.

We are subject to business cycles, seasonality, and other outside factors such as extreme weather, natural disasters or health emergencies, including the ongoing outbreak of the coronavirus pandemic (“COVID-19” or the "Pandemic") that has adversely affected our business, and that may in the future have a material adverse impact on our business.

Many of our ATMs are located in convenience stores, gas stations, malls, casinos, grocery stores, pharmacies, airports, train stations, and other large retailers and are utilized by consumers that frequent them. Transaction volumes at our ATMs located in regions affected by strong winter weather patterns typically experience declines in volume during those months as a result of decreases in the amount of consumer traffic through such locations. With the majority of our ATMs located in the northern hemisphere, we expect to see slightly higher transactions in the warmer summer months from May through August, which are also aided by increased vacation and holiday travel. As a result of these seasonal variations, our quarterly operating results may fluctuate and could lead to volatility in the price of our shares. In addition, if a recessionary economic environment were to reduce traffic at our ATM locations, this could impact the level of transactions taking place on our networks and at our ATMs.

Natural or man-made disasters (including, hurricanes, flooding, tornadoes, fires, or acts of war or terror), uncharacteristic or significant weather conditions or real or potential health emergencies such as the widespread outbreak of contagious diseases, such as COVID-19 that is addressed in more detail below, could hinder travel, result in travel bans, government restrictions or quarantines. Any of these events could restrict or reduce traffic at our ATM locations, reduce the use or demand for cash or decrease demand for our services. In addition, catastrophic events or significant business interruptions could reduce or impair our ability, and that of our employees, to provide services and conduct operations. These events may occur in a manner that cannot be mitigated by our disaster and business continuity planning and cause losses that are not recoverable under our insurance policies. The impact of such events may have a range of lingering impacts on us, our employees, our customers, our suppliers and the overall economy, adversely affecting our operations, financial condition, results of operations, cash flows and share price even after the initial incident is resolved.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. In response, the national and local governments in the countries in which we operate implemented and continue to implement various restrictions, including travel restrictions, border closings, restrictions on public gatherings, shelter-in-place restrictions, quarantines and limitations on business operations.

These events and the prevalence of the disease have adversely impacted the macroeconomic environment, consumer confidence, in-person commerce and gatherings, travel, unemployment and other economic indicators that contribute to consumer spending behavior and demand for both cash in general and our services specifically, as well as the Company and its employees, customers and suppliers. These events have also reduced foot traffic at our ATM locations and the usage of our ATMs and cash across certain regions in which we operate, as well as, slowed the recycling pace of coinage which may impact cash usage in certain geographies. These factors have resulted in and may continue to result in fluctuations in our operating results, volatility in the price of our shares, reduction in transaction volumes and revenues associated with those volumes beginning in March 2020 and continuing throughout 2020. We expect that these impacts will continue through the first part of 2021, and may continue to impact our results beyond that period. We have implemented business continuity plans, with most of our employees working from home since March 16, 2020 without issue. Certain of our employees continue to perform cash delivery, maintenance and other technical services on site and at certain of our office and warehouse locations to ensure the continued operations of our ATMs. We may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, partners and customers. For more information, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Developing Trends and Recent Events.

The situation surrounding the Pandemic remains fluid and the potential for a material adverse impact on the Company’s results of operations, financial condition, and liquidity increases the longer the virus impacts activity levels globally. The extent to which the Pandemic may impact the Company’s business, operating results, financial condition, or liquidity will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of vaccines and other actions taken to contain and treat the disease. To the extent the Pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We use a cloud based enterprise resource planning and related information systems to manage the business. The implementation of these systems required the commitment of significant personnel and financial resources and entailed risks to business operations. Difficulties encountered with our ERP and related information systems could result in lost anticipated productivity improvements or cost efficiencies, and/or interruptions in service or other operational difficulties that hinder our ability to effectively manage our business. If we do experience unanticipated failures or other difficulties with the ERP and other related information systems, we may incur additional costs associated with repairing the systems, adversely impacting our financial condition and results of operations.

We operate in many sovereign jurisdictions worldwide and expect to continue to grow our business in new regions. Operating in different countries involves special risks which could result in a reduction of our gross and net profits.

We have operations in the U.S., the U.K., Germany, Spain, Ireland, Mexico, Canada, Australia, New Zealand, and South Africa as well as a technology center in India. We expect to continue to expand in the countries in which we currently operate, and potentially into other countries as opportunities arise. We currently report our consolidated results in U.S. dollars and under generally accepted accounting principles in the U.S. (“U.S. GAAP” or “GAAP”) and expect to do so for the foreseeable future. Operating in various distinct jurisdictions presents a number of risks, including:

•exposure to currency fluctuations, including the risk that our future reported operating results could be negatively impacted by unfavorable movements in the functional currencies of our international operations relative to the U.S. dollar, which represents our consolidated reporting currency;
•the imposition of exchange controls, which could impair our ability to freely move cash;
•difficulties in complying with the different laws and regulations in each country and jurisdiction in which we operate, including unique labor and reporting laws and restrictions on the collection, management, aggregation, and use of information;
•unexpected changes in laws, regulations, and policies of governments or other regulatory bodies, including changes that could potentially disallow surcharging or that could result in a reduction in the amount of interchange or other transaction-based fees that we receive;
•new, existing or unanticipated conflicts, and political and/or social instability that may be experienced;

•rising crime rates in certain of the areas we operate in, including increased incidents of crimes on our ATMs and against store personnel where our ATMs are located;
•difficulties in staffing and managing foreign operations, including hiring and retaining skilled workers in those countries in which we operate;
•decreased ATM usage related to decreased travel and tourism or travel restrictions and quarantines in the markets that we operate in;
•decreased use or restrictions on the use of cash, or supply chain or staffing interruptions, related to the widespread outbreak of contagious diseases;
•exposure to corruption in jurisdictions where we operate; and
•potential adverse tax consequences, including restrictions on the repatriation of foreign earnings.

Any of these factors could have a material adverse impact on us and reduce the revenues and profitability derived from our international operations and thereby adversely impact our consolidated operations and cash flows.

The exit of the U.K. from the European Union could adversely affect our shareholders and us.

On January 31, 2020, the U.K. withdrew from the European Union and entered into a transition period that extended through December 2020. As a significant portion of our operations are located in the U.K. and our parent company is incorporated in the U.K., we face potential risks associated with the exit and transition. The exit of the U.K. from the E.U. and implementation of the resulting changes could materially and adversely affect the tax, tax treaty, currency, operational, legal, human, and regulatory regime as well as the macro-economic environment in which we operate. The effect of any of these risks, were they to materialize, is difficult to quantify, but could materially increase our operating and compliance costs and materially affect our tax position or business, results of operations and financial position.

We derive a significant portion of our revenues and profits from bank-branding relationships with financial institutions and surcharge-free revenue from our Allpoint network. A decline in these revenues as a result of changes in financial institution and card provider demand for these services may have a significant negative impact on our results.

Bank-branding and surcharge-free revenues from our Allpoint network drive a significant portion of our revenues, and if these product offerings were to become less attractive to financial institutions and card providers whereby we lost a significant amount of existing contracts, it could have a material impact on our revenues and profits. In addition, consolidations and increased concentration within the banking industry may impact our bank-branding relationships as existing bank-branding customers are acquired by other financial institutions, some of which may not be existing bank-branding customers. Our bank-branding contracts could be adversely affected by such consolidations.

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

As of December 31, 2020, we had goodwill and other intangible assets, net of $759.1 million and $84.6 million, respectively. We did not recognize any impairments of our goodwill or intangible assets during fiscal 2020. During 2019, we recognized a $7.3 million impairment of our goodwill in our Canada reporting unit. In the event we determine our goodwill or amortizable intangible assets are impaired in the future, we may be required to record a significant charge to earnings in our consolidated financial statements, which would negatively impact our results of operations and that impact could be material.

We have a significant amount of indebtedness, which may adversely affect our cash flow and our ability to operate our business, remain in compliance with debt covenants, and make payments on our indebtedness.

As of December 31, 2020, our outstanding indebtedness was $778.2 million, which represents approximately 67% of our total book capitalization of approximately $1.2 billion. Our indebtedness could have important consequences. For example, it could:
•make it difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under the indentures governing our senior subordinated notes and the agreements governing our other indebtedness;
•require us to dedicate a substantial portion of our cash flow in the future to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes;
•require us to refinance our indebtedness;
•limit our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•make us more vulnerable to adverse changes in general economic, industry and competitive conditions, and adverse changes in government regulation; and
•limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy, research and development costs, or other purposes.

Any of these factors could materially and adversely affect our business, results of operations, and cash flows. We cannot assure shareholders that our business will generate sufficient cash flow from operations or that future borrowings, including those under our credit facilities, will be available in an amount sufficient to pay our indebtedness. If we do not have sufficient earnings or capital resources to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money, delay investment and capital expenditures, or sell equity or debt securities, none of which we can guarantee we will be able to do on commercially reasonable terms or at all. For additional information, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Activities.

The terms of our credit agreements and the indentures governing our senior notes may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions.

Our credit agreements and the indentures governing our senior notes include a number of covenants that, among other items, restrict or limit our ability to:
•sell or transfer property or assets;
•pay dividends or other distributions on or redeem or repurchase shares;
•merge into or consolidate with any third-party or liquidate or dissolve;
•create, incur, assume, or guarantee additional indebtedness;
•create certain liens;
•make investments;
•engage in transactions with affiliates;
•make payments on subordinated indebtedness;
•enter into certain restrictive agreements with negative pledge clauses or that restrict the ability to pay dividends or other distributions, make or repay certain loans or advances or guarantee the obligations under the credit agreements;
•issue or sell preferred shares of restricted subsidiaries;
•enter into sale and leaseback transactions and hedging arrangements;
•amend our organizational documents;
•amend certain terms of existing indebtedness; and
•change our fiscal year-end.

In addition, we are required by our credit agreements to adhere to certain covenants, in the case of our revolving credit agreement, and maintain specified financial ratios. As a result of these ratios, we may be limited in the manner in which we conduct our business in the future and may be unable to engage in favorable business activities or finance our future operations or capital needs. Accordingly, these restrictions may limit our ability to successfully operate our business and prevent us from fulfilling our debt obligations. A failure to comply with the covenants or financial ratios could result in an event of default. In the event of a default under our credit agreements, the lenders could exercise a number of remedies, some of which could result in an event of default under the indentures governing the senior notes. An acceleration of indebtedness under our credit agreements would also likely result in an event of default under the terms of any other financing arrangement we have outstanding at the time. If any or all of our debt were to be accelerated, we cannot assure shareholders that our assets would be sufficient to repay our indebtedness in full. If we are unable to repay any amounts outstanding under our bank credit facilities when due, the lenders will have the right to proceed against the collateral securing our indebtedness. Such actions could have a material adverse impact on our operations and cash flows. For additional information related to our credit agreements and indentures, see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financing Activities.

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

For U.S. federal income tax purposes, a corporation is generally considered a tax resident in the jurisdiction of its incorporation or organization. Because Cardtronics plc is incorporated under English law, it should be considered a U.K. tax resident, and not a U.S. tax resident under these general rules. However, Section 7874 of the U.S. Internal Revenue Code (the “Code”) provides that a corporation organized outside the U.S. that acquires substantially all of the assets of a corporation organized in the U.S. (including through a merger) will be treated as a U.S. corporation (and therefore, a U.S. tax resident) for U.S. federal income tax purposes if (i) the shareholders of the acquired U.S. corporation own at least 80% (of either the voting power or value) of the share of the acquiring foreign corporation after the acquisition and (ii) the acquiring foreign corporation’s “expanded affiliated group” does not have substantial business activities in the country in which the acquiring foreign corporation is organized relative to the expanded affiliated group’s worldwide activities (“substantial business activities” or the “SBA Test”). Pursuant to the Redomicile transaction, Cardtronics plc indirectly acquired all of Cardtronics Delaware’s assets, and Cardtronics Delaware shareholders held 100% of the value of Cardtronics plc by virtue of their prior share ownership of Cardtronics Delaware immediately after the Redomicile transaction. As a result, the Cardtronics plc expanded affiliated group (which includes Cardtronics Delaware and its subsidiaries) must have had substantial business activities in the U.K. for Cardtronics plc to avoid being treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Code. In order for the Cardtronics plc expanded affiliated group to have satisfied the SBA Test, at least 25% of the employees (by headcount and compensation), assets, and gross income of such group must have been based, located, and derived, respectively, in the U.K. as of the dates and for relevant periods under the Code sections.

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

A foreign corporation will be treated as a “controlled foreign corporation” (“CFC”) for U.S. federal income tax purposes if, on any day during the taxable year of such foreign corporation, more than 50% of the equity interests in such corporation, measured by reference to the combined voting power or value of the equity of the corporation, is owned directly or by application of the attribution and constructive ownership rules of Sections 958(a) and 958(b) of the Internal Revenue Code by United States Shareholders. For this purpose, a “United States Shareholder” is any United States person that possesses directly, or by application of the attribution and constructive ownership rules of Sections 958(a) and 958(b) of the Code, 10% or more of the combined voting power of all classes of equity in such corporation. Each United States Shareholder of our Company who owns, directly or indirectly, our common shares on the last day of the taxable year on which we are a CFC will be required to include in its gross income for United States federal income tax purposes its pro rata share of our “Subpart F income,” even if the Subpart F income is not distributed. Subpart F income generally includes passive income but also includes certain related party sales, manufacturing and services income. Additionally, following the enactment of the Tax Cuts and Jobs Act of 2017 in the U.S. (“Tax Reform”), each United States Shareholder of our Company may be required to include in their gross income for United States federal income tax purposes its pro rata share of our Global Intangible Low-Taxed Income, even if undistributed. United States persons who might, directly, indirectly or constructively, acquire 10% or more of our common shares, and therefore might be a United States Shareholder, should consider the possible application of the CFC rules and consult a tax advisor with respect to such matter.

Our operating results have fluctuated historically and could continue to fluctuate in the future, which could affect our ability to maintain our current market position or expand.

Our operating results have fluctuated in the past and may continue to fluctuate in the future as a result of a variety of factors, many of which are beyond our control, including the following:
•changes in consumers’ preferences for cash as a payment vehicle;
•changes implemented by networks and how they determine interchange rates;
•changes in general economic conditions and specific market conditions in the ATM and financial services industries;
•competition from other companies providing the same or similar services that we offer;
•changes in the demand for our services by financial institutions;
•changes in legislative or regulatory requirements associated with the ATM and financial services industries;
•changes in payment trends and offerings in the markets in which we operate;
•security or data breaches, cyber-incidents or other business disruptions;
•changes in the financial condition and operational execution of our key vendors and service providers;
•changes in the mix of our merchant customers;
•the timing and magnitude of operating expenses, capital expenditures, and expenses related to the expansion of sales, marketing, and operations, including as a result of acquisitions, if any;
•political or social instability;
•the timing and magnitude of any impairment charges that may materialize over time relating to our goodwill, intangible assets, or long-lived assets;
•changes in the general level of interest rates in the markets in which we operate;
•changes in inflation or how key vendors and suppliers price their services to us;
•changes in the mix of our current services;
•changes in the financial condition and credit risk of our customers;
•any adverse results in litigation by us or by others against us;
•our inability to make payments on our outstanding indebtedness as they become due;
•our failure to successfully enter new markets or the failure of new markets to develop in the time and manner we anticipate;
•acquisitions, strategic alliances, or joint ventures involving us, our customers, vendors, or our competitors;
•terrorist acts, theft, vandalism, fires, floods, or other natural disasters;
•decreased use or restrictions on the use of cash, or supply chain interruptions, related to the widespread outbreak of contagious diseases;
•additions or departures of key personnel;
•changes in tax rates or tax policies in the jurisdictions in which we operate; and

•exposure to currency fluctuations, including the risk that our future reported operating results could be negatively impacted by unfavorable movements in the functional currencies of our international operations relative to the U.S. dollar, which represents our consolidated reporting currency.

Any of the foregoing factors could have a material adverse effect on our business, results of operations, and financial condition. Although we have experienced revenue growth in recent years, this growth rate is not necessarily indicative of future operating results. A relatively large portion of our expenses are fixed in the short-term, particularly with respect to personnel expenses, certain operating costs, depreciation and amortization expenses, and interest expense. Therefore, our results of operations are particularly sensitive to fluctuations in revenues.

Risks Associated with our Common Shares

We may issue additional common shares or instruments convertible into common shares, which may materially and adversely affect the market price of our common shares.

We may conduct future offerings of our common shares or other securities convertible into our common shares to fund acquisitions, finance operations or for general corporate purposes. In addition, we may also issue common shares under our equity awards programs. The market price of our common shares could decrease significantly if we conduct such future offerings, if any of our existing shareholders sells a substantial amount of our common shares or if the market perceives that such offerings or sales may occur. Moreover, any issuance of additional common shares will dilute the ownership interest of our existing common shareholders.

Our articles of association include mandatory offer provisions that may be viewed as less favorable to shareholders, including with respect to takeover matters.

Although we are not currently subject to the U.K. Takeover Code, certain provisions similar to the mandatory offer provisions and certain other aspects of the U.K. Takeover Code were specifically approved and included in our articles of association that were adopted at the special meeting of shareholders of Cardtronics Delaware held in June 2016 in connection with the Redomicile transaction. As a result, except as permitted by our articles of association (including acquisitions with the consent of our Board of Directors or with prior approval by the independent shareholders at a general meeting), a shareholder, together with persons acting in concert, would be at risk of certain Board of Directors sanctions if they acquired 30% or more of our issued shares without making a voluntary offer for all of the issued and outstanding shares, not already held by the acquirer, that is in cash (or accompanied by a full cash alternative) and otherwise in accordance with the provisions of the U.K. Takeover Code (as if the U.K. Takeover Code applied to us). The ability of shareholders to retain their shares upon completion of an offer for our entire issued share capital may depend on whether the Board of Directors subsequently agrees to propose a court-approved scheme of arrangement that would, if approved by our shareholders, compel minority shareholders to transfer or surrender their shares in favor of the offeror, or if the offeror acquires at least 90% of the shares. In that case, the offeror can require minority shareholders to accept the offer under the ‘squeeze-out’ provisions in our articles of association. The mandatory offer provisions in our articles of association could have the effect of discouraging the acquisition and holding of interests of 30% or more of our issued shares and encouraging those shareholders, who may be acting in concert, with respect to the acquisition of shares, to obtain the recommendation of our Board of Directors before effecting any additional purchases. In addition, these provisions may adversely affect the market price of our shares or inhibit fluctuations in the market price of our shares that could otherwise result from actual or rumored takeover attempts.

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

English law also prohibits us from repurchasing our own shares by way of “off market purchases” by ordinary resolution (i.e., majority of votes cast of our shareholders). Such authority can be granted for a maximum period of up to five years but may be sought more frequently. English law prohibits us from conducting “on market purchases” as our shares are listed on the NASDAQ stock market and will not be traded on a recognized investment exchange in the U.K.

Our shareholders approved the authorization of off market purchases that will expire in 2024 unless renewed by our shareholders prior to the expiration date. We cannot assure shareholders that situations will not arise where such shareholder approval requirements for any of these actions would deprive our shareholders of substantial capital management benefits.

General Risk Factors
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
From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. For example, the U.S. tax legislation enacted on December 22, 2017 resulted in significant changes to the U.S. federal tax code. This tax legislation significantly reduced the U.S. statutory corporate tax rate and made other changes that could have a favorable impact on our overall U.S. federal tax liability in a given period. However, the tax legislation also included a number of provisions, including, but not limited to, the limitation or elimination of various deductions or credits (including for interest expense and for performance-based compensation under Section 162(m)), the imposition of taxes on certain cross-border payments or transfers and the changing of the timing of the recognition of certain income and deductions or their character that could significantly and adversely affect our U.S. federal income tax position. There can be no assurance that changes in tax laws or regulations, both within the U.S. and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our customers and counterparties or the economy generally may also impact our financial condition and results of operations.

We may also be audited from time to time and while we believe we comply with all filing and reporting requirements, a regulator may challenge a particular position or interpretation of law or practice. Certain of our entities are currently under audit.

In addition, tax laws and regulations are complex and subject to varying interpretations, and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws, rules or regulatory or judicial interpretations; any adverse outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, financial condition and results of operations.

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

We are also subject to economic and trade sanctions programs that are administered globally by the United Nations and in the United States by the Treasury Department’s Office of Foreign Assets Control ("OFAC"). These programs prohibit or restrict transactions to or from or dealings with specified countries, governments or individuals, including narcotics traffickers and terrorists or terrorist organizations. Additionally other countries in which we operate also have sanctions programs including Canada, Australia, the United Kingdom and the European Union.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices are located at 2050 West Sam Houston Parkway South, Suite 1300, Houston, Texas 77042, where we lease 53,544 square feet of office space. We also maintain other offices in North America, Europe, Australia, South Africa and India. All of our properties are leased pursuant to operating leases for various terms, and we believe they are adequate for our current use. We believe that our leases are at market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.

ITEM 3. LEGAL PROCEEDINGS
The disclosure responsive to this Item related to our material pending legal and regulatory proceedings and settlements, is incorporated by reference herein from Part II. Item 8. Financial Statements and Supplementary Data, Note 19. Commitments and Contingencies - Legal Matters.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information and holders. Our common shares trade on The NASDAQ Global Select Market under the symbol “CATM.” As of February 25, 2021, approximately 45,164,935 of our shareholders held their shares in “street name” by a nominee of the Depository Trust Company.
Dividend information. We have historically not paid dividends with respect to our common shares. For additional information related to our restrictions on our ability to pay dividends, see Part II. Item 8. Financial Statements and Supplementary Data, Note 11. Current and Long-Term Debt.

Purchases of Equity Securities. On November 21, 2019, we announced that our Board of Directors had authorized a share repurchase program, enabling the repurchase of up to $50 million of its Class A ordinary shares through December 31, 2020. No shares were repurchased under this authorization in 2019. However, we repurchased and canceled an accumulated total of 505,699 outstanding Class A ordinary shares in March 2020. These shares were repurchased at a weighted average price of $33.19 per share for an aggregate purchase price of approximately $16.9 million. On April 1, 2020, we announced the suspension of our buyback program as part of our Pandemic related business update, and the buyback program that was approved on November 21, 2019 has expired.

For information on securities authorized for issuance under our existing equity compensation plans, see “Securities Authorized for Issuance under Equity Compensation Plans” under the heading “Share Ownership Matters” in our proxy statement filed with the SEC.
Share performance graph. The following graph compares the five-year total return to holders of Cardtronics plc’s common shares, the NASDAQ Composite index (the “Index”), and a customized peer group of 11 companies that includes: (i) ACI Worldwide, Inc. (ACIW), (ii) The Brink's Company (BCO), (iii) CSG Systems International, Inc. (CSGS), (iv) Diebold Nixdorf, Inc. (DBD), (v) Euronet Worldwide, Inc. (EEFT), (vi) Everi Holdings Inc. (EVRI), (vii) Jack Henry & Associates, Inc. (JKHY), (viii) MoneyGram International, Inc. (MGI), (ix) NCR Corporation (NCR), (x) The Western Union Company (WU), and (xi) WEX, Inc. (WEX), (collectively, the “New Peer Group”).
This year the stock performance graph reflects a change made by the Company to the customized peer group of companies to include additional comparable public companies within our industry and remove companies that are no longer of comparable size to Cardtronics. Management believes the updated peer group provides a better peer group comparison of performance and is consistent with the peer group monitored internally to measure the performance of the Company. In accordance with Item 201(e) of Regulation S-K of the Securities and Exchange Commission ("SEC"), which requires the inclusion of all new indices and all indices used the immediately preceding year, this year the performance graph also includes a comparison to the customized peer group utilized in the prior year, that includes: (i) ACI Worldwide, Inc. (ACIW), (ii) CSG Systems International, Inc. (CSGS), (iii) Euronet Worldwide, Inc. (EEFT), (iv) Everi Holdings Inc. (EVRI), (v) Fair Isaac Corp. (FICO), (vi) Global Payments, Inc. (GPN), (vii) Jack Henry & Associates, Inc. (JKHY), (viii) Liveramp Holdings, Inc. (RAMP), (ix) MoneyGram International, Inc. (MGI), (x) SS&C Technologies Holdings, Inc. (SSNC), and (xi) WEX, Inc. (WEX), (collectively, the “Old Peer Group”). The Old Peer Group no longer includes Total Systems Services, Inc. because it was acquired by Global Payments, Inc.
We selected the New Peer Group companies because they are publicly traded companies that: (i) have the same Global Industry Classification Standard classification, (ii) earn a similar amount of revenues, (iii) have similar market values, and (iv) provide services that are similar to the services we provide.
The performance graph below was prepared based on the following assumptions: (i) $100 was invested in our common shares, in our Old Peer Group and New Peer Group, and the Index on December 31, 2015, (ii) investments in the Peer Groups are weighted based on the returns of each individual company within the group according to their market capitalization at the beginning of the period, and (iii) dividends were reinvested on the relevant payment dates. The share price performance included in this graph is historical and not necessarily indicative of future share price performance.
The following graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

	12/15	12/16	12/17	12/18	12/19	12/20
Cardtronics plc	$100.00	$162.17	$55.04	$77.27	$132.69	$104.90
NASDAQ Composite	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
Old Peer Group	$100.00	$107.75	$141.88	$153.44	$235.25	$273.10
New Peer Group	$100.00	$121.64	$135.53	$127.83	$186.14	$180.77

ITEM 6. SELECTED FINANCIAL DATA
Pursuant to amendments to Regulation S-K issued by the Securities and Exchange Commission ("SEC"), registrants are no longer required to provide five years of selected financial data as previously required under Item 301 of Regulation S-K. The final rules are effective February 10, 2021, and registrants will be required to apply the full amended rules for their first fiscal year ending on or after August 9, 2021 (the “mandatory compliance date”). We have excluded this Item 6. Selected Financial Data, as permitted by the amendments.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on management’s current expectations, estimates, and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. Known material factors that could cause actual results to differ materially from those in the forward-looking statements are those described in Part I. Item 1A. Risk Factors of this 2020 Form 10-K. Additionally, you should read the following discussion together with the consolidated financial statements and the related notes included in Item 8. Financial Statements and Supplementary Data.

This Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s financial statements for the fiscal year ended December 31, 2020 in comparison to the fiscal year ended December 31, 2019. For management’s discussion of our results for the year ended December 31, 2019 in comparison with the year ended December 31, 2018, please see our Annual Report on Form 10-K filed with the SEC on March 2, 2020.
Strategic Outlook

Over the past several years, we have expanded our operations and our ATMs’ capabilities and service offerings through strategic acquisitions and investments. We have continued to deploy ATMs in high-traffic locations under contracts with well-known retailers. We have expanded through the growth of Allpoint, our retail-based surcharge-free ATM network, and our bank-branding programs. We have recently seen increased demand from financial institutions of all sizes to evaluate their physical banking services and branch strategies. We have also expanded our ATM capabilities and service offerings to financial institutions due to increasing interest from financial institutions to outsource ATM-related services due to our cost efficiency advantages and higher service levels.

We will continue to expand our ATM footprint organically and launch new products and services that will allow us to leverage our existing ATM network. We believe our network can serve as the digital to physical gateway for financial institutions, digital-based businesses and consumers for cash-based transactions. We see opportunities to expand our operations by:

•broadening our relationships with leading financial institutions;
•working with financial technology companies with a primary focus on the retail consumer finance business (or “Fintechs”) and card issuers to further leverage our extensive ATM network;
•increasing transaction levels at our existing locations;
•expanding the number of deployed ATMs with existing and new merchant relationships;
•developing and providing additional services at our existing ATMs;
•pursuing additional managed services opportunities; and
•pursuing opportunities to expand into new international markets over time.

For additional information related to each of our strategic points above, see Part I. Item 1. Business - Our Strategy.
Developing Trends and Recent Events

Proposed Transaction with NCR. As previously announced, on January 25, 2021, we entered into a definitive agreement to be acquired by NCR Corporation (“NCR”) for $39.00 per share in cash. This announcement followed our delivery of a notice to terminate our previously announced definitive agreement with Catalyst Holdings Limited (“Catalyst”), an affiliate of Apollo Management, L.P. and Hudson Executive Capital, LP, dated as of December 15, 2020, pursuant to which we would have been acquired by Catalyst for $35.00 per share, in accordance with the terms of such agreement. In connection with such termination, NCR paid on our behalf a termination fee of approximately $32.6 million, which we must reimburse if our agreement with NCR is terminated under certain specified circumstances. The proposed transaction with NCR is subject to the satisfaction of customary closing conditions, including approval by our shareholders and receipt of regulatory approvals. It is expected that, subject to shareholder approval and the satisfaction or waiver of all relevant conditions, the proposed transaction will be completed in mid-year 2021. For a discussion of certain risks related to the proposed transaction with NCR, including related to certain covenants with which we must comply during the pendency of the proposed transaction, see Part I. Item 1A. Risk Factors – Risks Associated with the Proposed Transaction with NCR Corporation. For more information, see our preliminary proxy statement filed with the SEC on February 17, 2021.

COVID-19 Update. On March 11, 2020, the respiratory virus commonly known as COVID-19 (the “Pandemic”) was declared a pandemic by the World Health Organization. By late March 2020, there were confirmed cases and deaths from the Pandemic in each of the countries in which we operate. In response, throughout 2020, national and local governments instituted various degrees of travel restrictions and shelter-in-place orders while generally deeming financial institutions, grocery stores, pharmacies and convenience stores as “critically essential” in providing their services to citizens during this global emergency. Although our primary focus has been and remains on protecting the health and safety of our employees and the communities in which we operate, we continue to coordinate with our partners, where possible, to ensure continued and seamless operations of our ATMs.
Specific locations, such as casinos, theme parks, malls, tourist-focused ATMs, education facilities and other ATM sites were closed for all or parts of the second, third and fourth quarters of 2020. Some of these locations remain closed or continue to be negatively impacted as a result of the Pandemic. At the end of December 2020, closed ATMs, including but not limited to ATMs at casinos, theme parks, malls, tourist-focused ATMs, and education facilities, represented approximately 6% of our total Company-owned ATM fleet, an improvement from 8% as of June 2020, the end of the first full quarter of the Pandemic. Due to the Pandemic, we have experienced decreased transaction volumes of varying degrees across our network, depending on the location. The majority of our revenues are transaction volume dependent; therefore, continued transaction declines due to Pandemic-related restrictions are expected to result in lower first quarter 2021 revenues compared to the same period in 2020 and may continue to adversely impact our results in future periods.
In response to the Pandemic, we have implemented business continuity plans, with most of our employees working from home since March 2020, without issue. Some of our employees continue to perform cash delivery, maintenance, and other technical services on site and at certain office and warehouse locations to ensure the continued operations of our ATMs. During 2020, we also implemented cost reduction plans and took action to manage expenses, temporarily deferred capital spending and suspended our opportunistic share repurchase program to optimize cash flow. We continue to monitor the situation actively and may take further actions that could alter our business operations as may be required by national, federal, state, and/or local authorities or that we determine are in the best interests of our employees, customers, partners and shareholders. Despite the transaction declines impacted by the Pandemic that may continue into 2021, we generated significant adjusted free cash flows of $141.7 million and continued to reduce our net debt in 2020. We anticipate generating positive adjusted free cash flows in 2021 after considering our required capital expenditures. See Part II. Item 8. Financial Statements and Supplementary Data, Note 11. Current and Long-Term Debt. Also, see Part I. Item 1A. Risk Factors - We are subject to business cycles, seasonality, and other outside factors such as extreme weather, natural disasters or health emergencies, including the ongoing outbreak of the coronavirus pandemic (“COVID-19” or the “Pandemic”) that has adversely affected our business, and that may in the future have a material adverse impact on our business.
Reduction of physical branches by financial institutions in the U.S., the U.K., and other geographies. With the expansion of retail banking services available through digital channels, such as online and mobile, and financial institution customers’ adoption of these digital channels, many financial institutions have de-emphasized traditional physical branches. This trend toward shifting more customer transactions to online and ATMs has helped financial institutions lower their operating costs. As a result, many banks have been reducing the number of physical branches they operate. However, financial institution customers still consider convenient access to ATMs to be an important criteria for maintaining an account with a particular financial institution. The closing of physical branches creates an opportunity for us to provide the financial institution’s customers with convenient access to ATMs and to work with the financial institutions to preserve a branded or unbranded physical presence through our ATM network.
Increase in surcharge-free offerings in the U.S. Many U.S. national and regional financial institutions aggressively compete for market share. Part of their competitive strategy is to increase their number of customer touchpoints, including the establishment of an ATM network to provide convenient, surcharge-free access to cash for their cardholders. Bank-branding of ATMs and participation in surcharge-free networks allow financial institutions to rapidly increase surcharge-free ATM access for their customers at a lower cost than owning and operating ATM networks. Additionally, many financial institutions find that providing convenient and surcharge-free access to ATMs is an important factor in customers establishing or maintaining an account with a particular institution. These factors have led to an increase in bank-branding and participation in surcharge-free ATM networks, and we believe that there will be continued growth in such arrangements.
Managed services. While many financial institutions (and some retailers) own and operate ATM networks that serve as extensions of their physical branches and increase the level of service offered to their customers, large ATM networks are costly to own and operate. Owning and operating an ATM network is not a core competency nor a significant differentiation point for most financial institutions and retailers. Therefore, we believe there is an opportunity for a sizeable non-bank ATM owner/operator, such as ourselves, with lower costs and established operating history, to contract with financial institutions and retailers to manage their ATM networks. Such an arrangement could reduce a financial institution or retailer’s operating costs while expanding their customer service. Additionally, we believe there are opportunities to provide selected ATM-related services on an outsourced basis, such as transaction processing services, to other independent owners and ATM operators.
Growth in other automated consumer financial services. The majority of all ATM transactions in our geographies are cash withdrawals, with the remainder comprised of other banking functions, such as balance inquiries and balance transfers. We believe that there are opportunities for a sizeable non-bank ATM owner/operator, such as ourselves, to provide additional financial services to customers, such as additional deposit-taking or cash-in or cash-out services for online stored accounts. These other automated consumer financial services could result in additional revenue streams and could ultimately result in increased profitability. Enabling this functionality more broadly could require additional investment from us and could increase regulatory compliance activities.
Increase in usage of stored-value debit cards. In the U.S., we have seen a proliferation in the issuance and acceptance of stored-value debit cards as a means for consumers to access cash and make routine retail purchases over the past ten-plus years. The value loaded on stored-value debit cards such as open-loop network-branded money and financial services cards, payroll and benefit cards, and social security cards has increased over time, and we have seen growth in transactions from these cards at our ATMs.
We believe that our extensive network of ATMs, located in well-known retail establishments throughout the U.S., provides a convenient and cost-effective way for stored-value cardholders to access their cash and potentially conduct other financial services transactions. Furthermore, through Allpoint, we partner with financial institutions that manage stored-value debit card programs on behalf of corporate entities and governmental agencies. We can provide the users of those cards convenient, surcharge-free access to their cash. The number of stored-value debit cards being issued and in circulation has increased significantly over the last several years and we believe that these debit cards represent a growing portion of our total withdrawal transactions at our ATMs in the U.S.
Growth in other markets. In most regions of the world, ATMs are less common than in the U.S. and the U.K. (our two largest markets). We believe the ATM industry will grow faster in certain markets, as the number of ATMs per capita in those markets increases and begins to approach the levels in the U.S. and the U.K. Despite the negative impacts of the Pandemic in 2020, we believe there is further growth potential for non-branch ATMs in several geographic markets in which we operate.
•United Kingdom. According to LINK (which connects the ATM networks of all the U.K. ATM operators), approximately 55,000 transacting ATMs were deployed in the U.K. as of December 2020, of which approximately 60% were operated by non-banks (inclusive of our approximately 15,500 transacting ATMs). In the U.K., the majority of our ATMs are free-to-use ATMs, meaning the transaction is free to the consumer, and we earn an interchange rate paid by the consumer’s bank. We also operate surcharging, or pay-to-use ATMs, whereby the consumer pays a convenience fee to access cash. Electronic payment alternatives have gained popularity in the U.K. in recent years, and we have seen both the number of deployed ATMs and withdrawals decrease. We currently operate the largest ATM network in the U.K., with approximately 15,500 transacting ATMs, which is over 25% of all the ATMs in the country. As a result, our ATMs are a key part of the country’s payment infrastructure, and we expect to leverage our network and capabilities as banks in this market continue to reduce their physical footprints. As a result of LINK interchange rate changes that included a 5% decrease that came into effect on July 1, 2018, and a second additional 5% decrease in the LINK interchange rate that was enacted January 1, 2019, we changed some of our ATMs to pay-to-use, whereby we no longer receive interchange from the customer’s bank, but instead, the customer now pays us a convenience fee. We also removed certain ATMs from service and have taken other measures to mitigate the impact of this rate reduction. For additional information, see Decrease in interchange rates below. We believe there are opportunities with financial institutions in this market to outsource certain components of their ATM operations, and we are actively working to grow our offerings for such services.
•Germany.  There are approximately 60,000 ATMs in Germany that are largely deployed in bank branch locations. The top four independent ATM deployers, including Cardtronics, continue to account for less than approximately 10% of the market. We estimate that we are presently the second largest independent ATM deployer in Germany with over 1,500 transacting ATMs. The German non-bank ATM market is highly fragmented and may be under-deployed, based on its population’s high use of cash relative to other markets in which we operate, such as the U.S. and the U.K. As a result, this fragmented and potentially under-deployed ATM market is attractive to us, and we believe there are many opportunities for growth in this market. We have recently expanded our ATM count in this market by adding new ATMs with new retail partners. Additionally, we partner with a major retail bank to provide free-to-use access to their customers at a portion of our ATMs.

•Canada.  We currently operate approximately 8,000 transacting ATMs in this market and estimate that there are approximately 67,000 ATMs in total in the Canadian market. We plan to grow in this market through a combination of new merchant and financial institution partners.
•Mexico. There are approximately 50,000 ATMs operating in Mexico, most of which are owned by national and regional financial institutions. We currently operate approximately 1,000 transacting ATMs in Mexico and plan to selectively pursue growth opportunities with retailers and financial institutions in the region.
•Spain. Spain’s market has approximately 50,000 ATMs, of which we currently operate approximately 1%. We plan to continue to grow in this market through additional merchant and financial institution relationships. Prior to the onset of the Pandemic, most of our growth in this market has been driven by ATM placements in tourist locations.
•Australia and New Zealand. The Australian and New Zealand ATM market has over 30,000 ATMs, and we estimate that we are the largest independent ATM deployer in this region with approximately 7,500 transacting ATMs. We believe there are opportunities for longer-term growth in Australia, which would likely include the expansion of services to financial institutions in this market.
•South Africa. We are a leading independent ATM operator in South Africa and have recently grown in this market by expanding the number of ATMs we operate and partnering with financial institutions. We expect to continue to grow in this market with retailers and financial institutions. We operate over approximately 4,000 transacting ATMs in South Africa and estimate that this market has approximately 36,000 ATMs in total.
Increase in surcharge rates. As financial institutions increase the surcharge rates charged to non-customers for the use of their ATMs, it enables us to increase the surcharge rates charged on our ATMs in selected markets. We also believe that higher surcharge rates in the market make our surcharge-free offerings more attractive to consumers and other financial institutions.
Decrease in interchange rates. Interchange rates in the U.K. are primarily set by LINK, the U.K.’s major interbank network. In addition to LINK transactions, a small portion of transactions occur over the Visa or MasterCard networks. In July 2018, the LINK interchange rate was reduced by 5% and an additional 5% rate reduction commenced on January 1, 2019. There are no further scheduled rate reductions at this time, but the impact of the rate reductions has adversely impacted our revenues and profits in the U.K. As a result of these reductions, we have taken certain actions and may continue to take additional actions to mitigate the impact of the current and potential future price reductions. Mitigating measures have included, but have not been limited to, the removal of lower profitability sites, contract renegotiations with certain merchants, and conversion of certain ATMs to a direct charge to the consumer model. Should there be a further change in the LINK scheme or its membership, our U.K. interchange revenues and profits could be adversely impacted.
Withdrawal transaction and revenue trends. We present cash withdrawal transaction trends on a comparable ATM, or “same-store,” basis as supplemental information for investors. Our same-store cash withdrawal transactions include withdrawal transactions on Company-owned transacting ATMs registering withdrawals for 12 consecutive months preceding and including each quarter of the fiscal year. Withdrawal transactions on ATMs deployed under managed services arrangements are not included. In addition, we also may make adjustments to exclude ATMs that change formats (e.g., change between pay-to-use and free-to-use). We present same-store cash withdrawal transactions to help us and our investors evaluate the ongoing performance of our comparable ATMs, including the impact of the Pandemic on our operations. Our method of calculating same store cash withdrawal transactions is not necessarily comparable to similarly titled measures reported by other companies.
Our two largest markets are the U.S. and U.K., and on a combined basis, these markets represent approximately 80% of our revenues. Our U.S. same-store cash withdrawal transactions decreased by approximately 3% during the year ended December 31, 2020 when compared to same period in 2019. Our U.K. same-store cash withdrawal transactions decreased by approximately 32% during the year ended December 31, 2020. In both cases, and in each of our other jurisdictions, same-store transaction results have been adversely impacted by the Pandemic beginning in mid-March 2020.

Following the momentum we experienced in the latter part of 2019, we saw a strong start to 2020. In the U.S., our same-store withdrawal transactions were up 6% from January through mid-March. However, the Pandemic, and the associated government-mandated restrictions and guidelines, began to impact transaction volumes starting in the second week of March, with U.S. same-store transaction volumes decreasing approximately 30%-35% year-over-year in the latter part of March. These transaction declines improved during the month of April when we first noted a modest improvement in withdrawal transaction volumes, correlated with higher unemployment benefits and other government stimulus programs. We saw generally improving transactions through the latter part of the second quarter and into the third quarter. With varying measures implemented by governments, including travel and social gathering limitations and their corresponding impacts to consumer activity, our U.S. business remained impacted throughout most of 2020 by the consequential effects of the Pandemic. In the U.S., same-store withdrawal transaction volumes in the fourth quarter of 2020 were down approximately 4%.
Our U.K. operations also experienced a notable improvement from late March and early April. In the U.K., during the last week of March through the first week of April, we saw same-store withdrawal transaction volumes decrease approximately 60-65% year-over-year, consistent with overall market volume. These withdrawal transaction declines began to improve later in April, and volumes continued to improve throughout the remainder of the second and into the third quarter. Transaction volumes remained significantly impacted during the second half of 2020, as restrictions remained in place to varying degrees, limiting consumer activity. U.K. same-store transaction volumes in the fourth quarter of 2020 were down approximately 36% year-over-year.
Further social gathering restrictions or the introduction of additional restrictions in any or all of our markets would likely adversely impact our transaction volumes. Conversely, we would expect to recover transaction volume as social gathering and travel restrictions are reduced or removed in each of the markets in which we operate.
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
Capital investments. Our capital spending in 2020, 2019 and 2018 was driven by the following: (i) our strategic initiatives to enhance the consumer experience at our ATMs and drive transaction growth, including the roll-out of deposit-taking ATMs in select markets within the U.S., (ii) certain software and hardware enhancements required to facilitate our strategic initiatives, enhance security, and retain the necessary support, (iii) other compliance related matters including terminal upgrades, (iv) long-term renewals of existing merchant contracts, (v) growth opportunities across our enterprise, and (vi) investments in the infrastructure of our business, including the implementation of an enterprise resource planning (“ERP”) system.
U.K. exit from the European Union (“Brexit”). On January 31, 2020, the U.K. withdrew from the European Union and began a transition period that extended through December 31, 2020. Although the ultimate impact on our business is unknown, our business has not yet experienced any measurable adverse effects stemming from Brexit. See Part I. Item 1A. Risk Factors - The exit of the U.K. from the European Union could adversely affect our shareholders and us.
Dynamic Currency Conversion. During 2020, our DCC revenues accounted for approximately 2% of our total revenues, the majority of which relate to our U.K. operations. These revenues have been significantly adversely impacted by the Pandemic, as these revenues are correlated with travel and tourism. Our DCC revenues accounted for over 4% of our revenues during 2019.
Payments legislation. We monitor active and potential legislative activity across all of our markets. Recently, some well-known retailers attempted to operate ‘cashless’ stores, whereby consumers would be unable to buy goods or services with physical cash. In response to these retailer initiatives, several jurisdictions across the U.S. introduced or passed legislation to effectively require cash as a payment form for most consumer purchases at physical retail locations. Additional legislation at the local, state, and federal levels has been proposed and are currently in various stages. We are actively supporting the legislative efforts to ensure cash remains a widely available choice for consumers’ payment activities. We believe and have heard from many political representatives and key regulators that cash should be supported on behalf of their constituent consumers, who value the choice, privacy, security, convenience, reliability and other key attributes of cash.

Cybersecurity trends. We electronically process and transmit limited cardholder information as part of our transaction processing services. Companies that process and transmit cardholder information, such as ourselves, have been specifically and increasingly targeted in recent years by sophisticated criminal organizations to obtain information and utilize it for fraudulent transactions. Additionally, the risk of unauthorized circumvention of system controls has been heightened by advances in computer capabilities and the increasing sophistication of hackers. We take a risk-based approach to cybersecurity, and in recognition of the growing threat within our industry and the general marketplace, we proactively make strategic investments in our security infrastructure, technical and procedural controls, and regulatory compliance activities. We also apply the knowledge gained through industry and government organizations to improve continuously our technology, processes and services to detect, mitigate and protect our information. Cybersecurity and the effectiveness of our cybersecurity strategy are regular topics of discussion at Board meetings. We expect to continue to focus attention and resources on our security protection protocols, including repairing any system damage and deploying additional personnel, as well as protecting against any potential reputational harm. The cost to remediate any damages to our information technology systems suffered from a cyber-attack could be significant. For further discussion of the risks we face in connection with growing cybersecurity trends, see Part I. Item 1A. Risk Factors - Internal control failures, security breaches, including the occurrence of a cyber-incident or a deficiency in our cybersecurity, could harm our business by compromising Company, merchant or vendor data or cardholder information and disrupting our transaction processing services, thus damaging our relationships with our merchant customers, business partners, and generally exposing us to liability. Also, see Item 1A. Risk Factors - Computer viruses or unauthorized software (malware) could harm our business by disrupting or disabling our systems, including transaction processing services, causing non-compliance with network rules, damaging our relationships with our merchant and financial institution customers, and damaging our reputation causing a decrease in transactions by individual cardholders.
Factors Impacting Comparability Between Periods
•COVID-19 pandemic. As discussed in our Developing Trends and Recent Events above, and our Results of Operations below, the Pandemic had a significant impact on our operating results during the year ended December 31, 2020, and continues to impact our business.
•Foreign currency exchange rates. Our reported financial results are subject to fluctuations in foreign currency exchange rates. We estimate that the year-over-year fluctuations of the currencies in the markets in which we operate relative to the U.S. dollar caused our reported total revenues to be lower by approximately $2.2 million, or 0.2%, for the year ended December 31, 2020 as compared to the prior year.
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
We present revenues from automated consumer financial services, bank-branding, surcharge-free network offerings, managed services, and other services in the ATM operating revenues line in the Consolidated Statements of Operations. ATM operating revenues are recognized as the associated transactions are processed or monthly on a per ATM or per cardholder basis. When customer contracts provide for up-front fees that do not pertain to a distinct performance obligation, the fees are recognized over the term of the underlying agreement on a straight-line basis. We present revenues from other product sales and services in the ATM product sales and other revenues line in the Consolidated Statements of Operations. ATM product sales and other revenues are recognized when the related performance obligations are fulfilled upon transfer of control of goods or services to the customer.
ATM operating revenues. Our ATM operating revenues consist of the following:
•Surcharge revenue. Surcharge revenues are received in the form of a fee paid by a cardholder who has made a cash withdrawal from an ATM. Surcharge fees can vary widely based on the location of the ATM and the nature of the contracts negotiated with merchants. In the U.S. and Canada, we do not receive surcharge fees from cardholders whose financial institutions participate in a surcharge-free network or have branded a location;

instead, we receive interchange and bank-branding or surcharge-free network-branding revenues, which are discussed below. For certain ATMs, primarily those owned and operated by merchants, we do not receive any portion of the surcharge but rather the merchant earns the entire surcharge fee. In the U.K., ATM deployers operate their ATMs on either a free-to-use (surcharge-free) or a pay-to-use (surcharge) basis. On free-to-use ATMs in the U.K., we earn interchange revenue on withdrawal and certain other transactions. These fees are paid by the cardholder’s financial institution. On pay-to-use ATMs in the U.K., we only earn a surcharge fee paid by the cardholder on withdrawal transactions and interchange is only paid by the cardholder’s financial institution on other non-withdrawal transaction types. We earn both surcharge and interchange in Spain. In Germany, Australia, and Mexico, we collect surcharge fees on withdrawal transactions but generally do not receive interchange revenue. In South Africa, we generally earn interchange revenue, which varies by transaction type and customer arrangement. Surcharge revenues, as described above, are recognized daily as the associated transactions are processed.
•Interchange revenue. An interchange fee is a fee paid by the cardholder’s financial institution for its customer’s use of an ATM owned by another operator and for the fee the EFT network charges to transmit data between the ATM and the cardholder’s financial institution. We typically receive a majority of the interchange fee paid by the cardholder’s financial institution, net of the amount retained by the EFT network, and recognize the net amount received from the network as revenue. In some markets in which we operate, interchange fees are earned not only on cash withdrawal transactions but also on other ATM transactions, including balance inquiries and balance transfers. Interchange revenues are subject to various arrangements and are recognized daily as the associated transactions are processed.
•Bank-branding and surcharge-free network revenues. Under a bank-branding arrangement, ATMs that are Company-owned and operated are branded with the logo of the branding financial institution. In exchange for a fee paid by the financial institution, the financial institution’s customers gain access to use these bank-branded ATMs without paying a surcharge fee. Under our Allpoint retail-based surcharge-free network, financial institutions that participate pay a fixed monthly fee per cardholder and/or a fixed fee per transaction so that cardholders gain surcharge-free access to our large network of ATMs. Bank-branding and surcharge-free network revenues are generally recognized monthly on a per ATM or per cardholder basis, except for transaction-based fee arrangements which are recognized daily as they occur. Any up-front fees associated with these arrangements are recognized over the life of the arrangement.
•Managed services and processing revenues. Under managed service agreements, we provide various ATM-related services, including monitoring, maintenance, cash management, cash delivery, customer service, on-screen advertising, processing and other services to merchants, financial institutions, and third-party ATM operators. Under processing arrangements, we provide transaction processing services to merchants, financial institutions, and third-party operators. Under managed services and processing arrangements, surcharge and interchange fees are generally earned by the customer, and we typically receive a monthly service fee, fee per transaction, or fee per service provided in return for providing the agreed-upon operating services. The managed services and processing fees are recognized as the related services are provided to the customers.
The following table presents the components of our total ATM operating revenues:

	Year Ended December 31,
	2020	2019
Surcharge revenue	40.9%	47.0%
Interchange revenue	26.1	27.4
Bank-branding and surcharge-free network revenues	22.1	16.0
Managed services and processing revenues	10.9	9.6
Total ATM operating revenues	100.0%	100.0%
ATM product sales and other revenues. We earn revenues from the sale of ATMs and ATM-related equipment as well as the delivery of other non-transaction-based services. Revenues related to these activities are recognized when ownership of the equipment is transferred to the customer. With respect to the sale of ATMs to Value-Added-Resellers (“VARs”), we recognize revenues related to such sales when ownership of the equipment is transferred to the VARs.

Cost of Revenues
Our cost of revenues primarily consists of the costs directly associated with the operation of our network of ATMs and the processing of transactions on our network. These costs include merchant commissions, vault cash rental expense, other costs of cash, repairs and maintenance expense, communications expense, transaction processing fees, and direct operations expense. To a lesser extent, the cost of revenues also includes costs associated with the sale of ATMs and ATM-related equipment and providing certain services to third parties. The following is a description of our primary cost of revenues categories:
•Merchant commissions. We pay our partners a variable fee for allowing us an exclusive right to place our ATM at their location. The fee amount depends on a variety of factors, including the type of arrangement under which the ATM is placed, the type of location, and the number of transactions on that ATM.
•Vault cash rental expense. We pay monthly fees to our vault cash providers for renting the vault cash that is maintained in our ATMs. The fees we pay to our vault cash providers are based on market rates of interest; therefore, changes in the general level of interest rates affect our cost of cash. In order to limit our exposure to increases in interest rates, we have entered into a number of interest rate derivatives of varying notional amounts through 2024 for our current and anticipated outstanding vault cash rental obligations. This cost category also includes the income/expense realized from interest rate derivatives designated as hedges of our vault cash rental expense.
•Other costs of cash. Other costs of cash include all costs associated with the provision of cash for our ATMs except for vault cash rental expense, including third-party cash-in-transit providers, cash insurance, reconciliation of ATM cash balances, associated bank fees, and other costs. This category excludes the cost of our wholly-owned cash delivery operation in the U.K., as those costs are reported in the Other expenses line described below.
•Repairs and maintenance. Depending on the type of arrangement with the merchant, we may be responsible for first and/or second-line maintenance for the ATM. In most of our markets, we generally use third parties with national operations to provide these services. In the U.K., Australia, Canada, and South Africa, we also maintain in-house technicians to service our ATMs, and those costs are reported in the Other expenses line described below.
•Communications. Under our Company-owned arrangements, we are usually responsible for the expenses associated with providing telecommunications capabilities to the ATMs allowing them to connect with the applicable EFT networks.
•Transaction processing. We own and operate EFT transaction processing platforms, through which the majority of our ATMs are driven and monitored. We also utilize third-party processors to gateway certain transactions to the EFT networks for authorization by the cardholders’ financial institutions and settle transactions. As a result of our past acquisitions, we have inherited transaction processing contracts with certain third-party providers with varying lengths of remaining contractual terms. Projects are underway to convert the majority of our ATMs currently operating under these contracts to our own EFT transaction processing platforms.
•Other expenses. Other expenses primarily consist of direct operations expenses, which are costs associated with managing our ATM network, including expenses for monitoring the ATMs, program managers, technicians, cash ordering and forecasting personnel, cash-in-transit and maintenance engineers (principally in the U.K., Canada, and Australia), and customer service representatives.
•Cost of ATM product sales. In connection with the sale of ATM and ATM-related equipment to merchants and distributors, we incur costs associated with purchasing the ATM equipment from manufacturers, delivery, and installation. Additionally, this category includes costs related to providing maintenance services to third-party customers in the U.K.

The following table presents the components of our total cost of ATM operating revenues:

	Year Ended December 31,
	2020	2019
Merchant commissions	45.3%	47.0%
Vault cash rental	9.4	8.5
Other costs of cash	13.6	11.0
Repairs and maintenance	10.9	8.9
Communications	3.9	3.2
Transaction processing	2.4	2.8
Employee costs	10.7	9.6
Other expenses	3.8	9.0
Total cost of ATM operating revenues	100.0%	100.0%
We define variable costs as those that vary based on transaction levels and the majority of our cost of ATM operating revenues are generally variable based on transaction volumes at our ATMs. The majority of Merchant commissions, Vault cash rental expense, and Other costs of cash fall under this category. The other categories of Cost of ATM operating revenues are mostly fixed in nature, meaning that any significant decrease in transaction volumes would lead to a decrease in the profitability of our operations, unless there was an offsetting increase in per-transaction revenues or decrease in our fixed costs. Conversely, an increase in transaction volumes may lead to an increase in the profitability of our operations due to the economies of scale obtained through increased leveraging of our fixed costs and incremental preferential pricing obtained from our vendors.
The profitability of any particular location and our entire ATM operation is attributable to a combination of surcharge, interchange, bank-branding, surcharge-free network revenues, and managed services revenues, as well as the level of our related costs.
We exclude depreciation, accretion, and amortization of intangible assets related to ATMs and ATM-related assets from our Cost of ATM operating revenues line item in the accompanying Consolidated Statements of Operations.
Operating expenses
Operating expenses include selling, general, and administrative expenses related to salaries, benefits, advertising and marketing, professional services, and overhead. Acquisition related expenses, restructuring expenses, loss on disposal and impairment of assets, depreciation and accretion expense, amortization of our acquired merchant and bank-branding contracts/relationships, and other amortizable intangible assets are also components of our Operating expenses. We depreciate our ATMs and ATM-related equipment on a straight-line basis over the estimated life of such equipment and amortize the value of acquired intangible assets over the estimated lives of such assets.

Results of Operations
The following table reflects line items from the accompanying Consolidated Statements of Operations as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Year Ended December 31,
	2020		2019
	(In thousands, excluding percentages)
Revenues:
ATM operating revenues	$1,040,779	95.1%	$1,281,106	94.9%
ATM product sales and other revenues	53,220	4.9	68,299	5.1
Total revenues	1,093,999	100.0	1,349,405	100.0
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below) (1)	652,906	59.7	830,359	61.5
Cost of ATM product sales and other revenues	39,745	3.6	54,620	4.0
Total cost of revenues	692,651	63.3	884,979	65.6
Operating expenses:
Selling, general, and administrative expenses (2)	160,053	14.6	177,474	13.2
Restructuring expenses	9,443	0.9	8,928	0.7
Acquisition related expenses	8,836	0.8	—	—
Depreciation and accretion expense	133,210	12.2	130,676	9.7
Amortization of intangible assets	31,874	2.9	49,261	3.7
Loss on disposal and impairment of assets (3)	4,144	0.4	11,653	0.9
Total operating expenses	347,560	31.8	377,992	28.0
Income from operations	53,788	4.9	86,434	6.4
Other expenses (income):
Interest expense, net	37,097	3.4	26,604	2.0
Amortization of deferred financing costs and note discount	12,161	1.1	13,447	1.0
Redemption costs for early extinguishment of debt	3,018	0.3	—	—
Other income, net	(18,077)	(1.7)	(18,404)	(1.4)
Total other expenses	34,199	3.1	21,647	1.6
Income before income taxes	19,589	1.8	64,787	4.8
Income tax expense	452	—	16,522	1.2
Net income	19,137	1.7	48,265	3.6
Net loss attributable to noncontrolling interests	(7)	—	(9)	—
Net income attributable to controlling interests and available to common shareholders	$19,144	1.7%	$48,274	3.6%

(1)Excludes effects of depreciation, accretion, and amortization of intangible assets of $133.1 million and $146.4 million for the years ended December 31, 2020 and 2019, respectively. See Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting Policies - (d) Cost of ATM Operating Revenues Presentation. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 12.2% and 10.8% for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, Cost of ATM operating revenues also includes business rate tax recoveries totaling $35.1 million.
(2)Includes share-based compensation expense of $20.8 million and $19.5 million for the years ended December 31, 2020 and 2019, respectively.
(3)The year ended December 31, 2019 includes a goodwill impairment of $7.3 million on our Canada reporting unit. See Loss on Disposal and Impairment of Assets for additional information.

Key Operating Metrics

The following tables reflect certain key measures that help gauge our operating performance for the periods indicated:

	Year Ended December 31,
	2020	% Change	2019
Ending number of transacting ATMs (1):
North America	43,423	(0.3)%	43,562
Europe & Africa	21,721	(9.5)%	23,992
Australia & New Zealand	6,025	(13.0)%	6,928
Total Company-owned (2)	71,169	(4.4)%	74,482

North America	10,970	(19.5)%	13,621
Europe & Africa	168	(27.6)%	232
Total Merchant-owned	11,138	(19.6)%	13,853

Managed Services and Processing:
North America	185,041	(5.9)%	196,681
Australia & New Zealand	1,463	(16.7)%	1,757
Total Managed services and processing (2)	186,504	(6.0)%	198,438

Total ending number of transacting ATMs	268,811	(6.3)%	286,773

(1)The ending number of transacting ATMs presented in the table above includes only those ATMs transacting during the months of December 2020 and 2019. The 2020 counts do not include ATMs at casinos, theme parks, malls, education facilities, tourist-focused sites and other ATM sites that were temporarily closed during December 2020 as a result of the Pandemic. The Company estimates that during the month of December 2020, approximately 20,100 ATMs were not transacting due to the Pandemic, including approximately 4,400 ATMs, 2,900 ATMs, and 12,800 ATMs in the Company-owned, Merchant-owned, and Managed services and processing arrangement types, respectively. In total, we estimate that the number of ATMs we service exceeds 285,000.
(2)Company-owned ATMs that are deployed under managed services agreements are classified under Managed services and processing.

	Year Ended December 31,
	2020	% Change	2019
Average number of transacting ATMs (1):
North America	42,737	(1.5)%	43,388
Europe & Africa	22,090	(7.5)%	23,875
Australia & New Zealand	5,850	(20.7)%	7,373
Total Company-owned (2)	70,677	(5.3)%	74,636

North America	11,828	(15.5)%	13,998
Europe & Africa	185	(23.2)%	241
Total Merchant-owned	12,013	(15.6)%	14,239

Managed Services and Processing:
North America (3)	184,558	4.4%	176,828
Australia & New Zealand	1,573	(10.7)%	1,762
Total Managed services and processing (2)	186,131	4.2%	178,590

Total average number of transacting ATMs	268,821	0.5%	267,465

Total transactions (in thousands):
ATM operations	917,936	(24.7)%	1,219,085
Managed services and processing, net	1,248,309	(12.5)%	1,427,329
Total transactions (4)	2,166,245	(18.1)%	2,646,414

Total cash withdrawal transactions (in thousands):
ATM operations (4)	590,353	(26.9)%	807,188

Per ATM per month amounts (excludes managed services and processing):
Cash withdrawal transactions (4)	595	(21.3)%	756

ATM operating revenues (5)	$956	(13.5)%	$1,105
Cost of ATM operating revenues (5) (6)	617	(15.6)%	731
ATM adjusted operating gross profit (5) (6)	$339	(9.4)%	$374

ATM adjusted operating gross profit margin (5) (6)	35.5%		33.8%

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
(3)In May 2019, the Company completed the acquisition of ATM processing contracts to provide transaction processing services for approximately 62,000 ATMs. This transaction added approximately 40,000 ATMs to the average number of transacting ATMs for the year ended December 31, 2019.
(4)Total transactions, total cash withdrawal transactions, and total transactions per ATM per month were adversely impacted by the Pandemic, particularly in the U.K. where average transactions per ATM exceed our Company average.
(5)ATM operating revenues and Cost of ATM operating revenues relating to managed services, processing, ATM equipment sales and other ATM-related services are not included in this calculation. The Cost of ATM operating revenues in the year ended December 31, 2020 includes business rate tax recoveries totaling $35.1 million.
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

Revenues

	Year Ended December 31,
	2020	2019	% Change
	(In thousands, excluding percentages)
North America
ATM operating revenues	$717,451	$803,955	(10.8)%
ATM product sales and other revenues	44,702	59,559	(24.9)%
North America total revenues	762,153	863,514	(11.7)%
Europe & Africa
ATM operating revenues	258,322	388,091	(33.4)%
ATM product sales and other revenues	7,624	8,229	(7.4)%
Europe & Africa total revenues	265,946	396,320	(32.9)%
Australia & New Zealand
ATM operating revenues	70,952	99,552	(28.7)%
ATM product sales and other revenues	894	511	75.0%
Australia & New Zealand total revenues	71,846	100,063	(28.2)%

Eliminations	(5,946)	(10,492)	(43.3)%

Total ATM operating revenues	1,040,779	1,281,106	(18.8)%
Total ATM product sales and other revenues	53,220	68,299	(22.1)%
Total revenues	$1,093,999	$1,349,405	(18.9)%
ATM operating revenues. During the year ended December 31, 2020, ATM operating revenues decreased by $240.3 million, or 18.8%, compared to the prior year. Absent foreign currency exchange rate movements, ATM operating revenues would have decreased $238.3 million, or 18.6%, primarily due to the impacts of the Pandemic that resulted in an 18.1% decrease in total transaction volumes. The decrease in revenue was partially offset by growth in the bank-branding and surcharge-free network revenues in North America.
The following tables detail, by segment, the changes in the various components of ATM operating revenues for the periods indicated. As presented, certain prior year amounts have been reclassified to ensure consistency with the current year presentation and management's current views concerning the classification of revenues related to managed services and processing arrangements. The reclassified amounts previously presented as Managed services and processing revenues were reclassified as Surcharge revenues and Bank-branding and surcharge-free network revenues, respectively, in the North America segment, and amounts previously presented as Interchange revenues were reclassified as Managed services and processing revenues in the Europe & Africa and Australia & New Zealand segments. We determined that these reclassifications are not material to the previously reported financial statements and had no effect on the reported ATM operating revenues or ATM product sales and other revenues in the Consolidated Statements of Operations.

	Year Ended December 31,
	2020	2019	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$272,448	$357,323	$(84,875)	(23.8)%
Interchange revenues	120,587	138,557	(17,970)	(13.0)%
Bank-branding and surcharge-free network revenues	228,845	203,533	25,312	12.4%
Managed services and processing revenues	95,571	104,542	(8,971)	(8.6)%
North America total ATM operating revenues	717,451	803,955	(86,504)	(10.8)%
Europe & Africa
Surcharge revenues	99,107	164,606	(65,499)	(39.8)%
Interchange revenues	150,726	212,531	(61,805)	(29.1)%
Bank-branding and surcharge-free network revenues	1,462	958	504	n/m
Managed services and processing revenues	7,027	9,996	(2,969)	(29.7)%
Europe & Africa total ATM operating revenues	258,322	388,091	(129,769)	(33.4)%
Australia & New Zealand
Surcharge revenues	54,246	79,880	(25,634)	(32.1)%
Managed services and processing revenues	16,706	19,672	(2,966)	(15.1)%
Australia & New Zealand total ATM operating revenues	70,952	99,552	(28,600)	(28.7)%
Eliminations	(5,946)	(10,492)	4,546	(43.3)%
Total ATM operating revenues	$1,040,779	$1,281,106	$(240,327)	(18.8)%

North America. During the year ended December 31, 2020, ATM operating revenues in our North America segment decreased by $86.5 million, or 10.8%, compared to the prior year, due to the impacts of the Pandemic that resulted in lower transaction volumes driving lower surcharge, interchange and processing revenues as well as lower managed services revenues for merchants. The decrease in these revenues was partially offset by growth in the bank-branding and surcharge-free network revenues in the U.S., driven by the addition of new and expanded branding arrangements and additional revenue from our Allpoint network. The decrease in revenues was also partially offset by an increase in our managed services revenues for financial institutions in the U.S., driven by new outsourcing arrangements compared to the prior year.
Europe & Africa. During the year ended December 31, 2020, ATM operating revenues in our Europe & Africa segment decreased by $129.8 million, or 33.4%, compared to the prior year, primarily due to the impacts of the Pandemic that resulted in lower transaction volumes driving lower surcharge and interchange revenues as well as lower managed services and processing revenues. The lower surcharge revenues were also impacted by travel restrictions associated with the Pandemic, which resulted in a decrease in dynamic currency conversion revenues (recognized within surcharge revenues). The decline was partially offset by an increase in revenues in South Africa attributable to an increase in the number of transacting ATMs. Foreign currency exchange rate movements had an insignificant impact on results during the period.
Australia & New Zealand.  During the year ended December 31, 2020, ATM operating revenues in our Australia & New Zealand segment decreased $28.6 million, or 28.7%, compared to the prior year, primarily due to a reduction in the number of transacting ATMs and the impacts of the Pandemic that resulted in lower transaction volumes driving lower surcharge revenues as well as lower managed services and processing revenues. Foreign currency exchange rate movements had an insignificant impact on results during the period.
For additional information related to our constant-currency calculations and recent trends that have impacted, and may continue to impact, the revenues from our segments, see Non-GAAP Financial Measures below and Developing Trends and Recent Events - Withdrawal transaction and revenue trends above, respectively.
ATM product sales and other revenues. Our ATM product sales and other revenues decreased $15.1 million, or 22.1%, in 2020 when compared to 2019. The decrease was primarily related to lower equipment sales in the U.S. as a result of the Pandemic.

Cost of Revenues (exclusive of depreciation, accretion, and amortization of intangible assets)

	Year Ended December 31,
	2020	2019	% Change
	(In thousands, excluding percentages)
North America
Cost of ATM operating revenues	$470,813	$527,135	(10.7)%
Cost of ATM product sales and other revenues	35,525	50,167	(29.2)%
North America total cost of revenue	506,338	577,302	(12.3)%
Europe & Africa
Cost of ATM operating revenues	136,046	241,822	(43.7)%
Cost of ATM product sales and other revenues	3,124	3,540	(11.8)%
Europe & Africa total cost of revenues	139,170	245,362	(43.3)%
Australia & New Zealand
Cost of ATM operating revenues	50,563	70,368	(28.1)%
Cost of ATM product sales and other revenues	1,096	913	20.0%
Australia & New Zealand total cost of revenues	51,659	71,281	(27.5)%
Corporate total cost of revenues	1,430	1,528	(6.4)%

Eliminations	(5,946)	(10,494)	(43.3)%

Cost of ATM operating revenues	652,906	830,359	(21.4)%
Cost of ATM product sales and other revenues	39,745	54,620	(27.2)%
Total cost of revenues	$692,651	$884,979	(21.7)%
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) for the year ended December 31, 2020 decreased $177.5 million, or 21.4%, compared to the prior year. This decrease is consistent with the decline in revenues due to the Pandemic that resulted in lower transaction volumes and the reduced cost of operations that primarily resulted in lower merchant commissions, vault cash rental fees, transaction processing, and other operating costs across all of our segments. In addition, in response to the Pandemic, cost reduction initiatives were implemented that included workforce reductions and restructuring activities. The decrease in Cost of ATM operating revenues is also attributable to the recovery of previously paid business rate taxes in the U.K., discussed below.
The tables that follow detail, by segment, changes in the various components of the cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) for the periods indicated:

	Year Ended December 31,
	2020	2019	Change	% Change
	(In thousands, excluding percentages)
Cost of ATM operating revenues
North America
Merchant commissions	$210,833	$256,992	$(46,159)	(18.0)%
Vault cash rental	44,113	48,740	(4,627)	(9.5)
Other costs of cash	66,699	63,479	3,220	5.1
Repairs and maintenance	54,454	52,450	2,004	3.8
Communications	13,556	13,443	113	0.8
Transaction processing	5,106	8,559	(3,453)	(40.3)
Employee costs	31,812	31,954	(142)	(0.4)
Other expenses	44,240	51,518	(7,278)	(14.1)
North America total cost of ATM operating revenues	470,813	527,135	(56,322)	(10.7)
Europe & Africa
Merchant commissions	59,560	94,249	(34,689)	(36.8)
Vault cash rental	12,631	14,783	(2,152)	(14.6)
Other costs of cash	17,554	21,512	(3,958)	(18.4)
Repairs and maintenance	10,700	14,109	(3,409)	(24.2)
Communications	10,367	10,740	(373)	(3.5)
Transaction processing	14,366	22,195	(7,829)	(35.3)
Employee costs	32,775	42,160	(9,385)	(22.3)
Other expenses	(21,907)	22,074	(43,981)	n/m
Europe & Africa total cost of ATM operating revenues	136,046	241,822	(105,776)	(43.7)
Australia & New Zealand
Merchant commissions	25,476	38,866	(13,390)	(34.5)
Vault cash rental	4,729	6,833	(2,104)	(30.8)
Other costs of cash	4,815	6,532	(1,717)	(26.3)
Repairs and maintenance	6,051	7,167	(1,116)	(15.6)
Communications	1,701	2,565	(864)	(33.7)
Transaction processing	2,021	2,163	(142)	(6.6)
Employee costs	4,033	4,380	(347)	(7.9)
Other expenses	1,737	1,862	(125)	(6.7)
Australia & New Zealand total cost of ATM operating revenues	50,563	70,368	(19,805)	(28.1)
Corporate	1,430	1,528	(98)	(6.4)
Eliminations	(5,946)	(10,494)	4,548	(43.3)
Total cost of ATM operating revenues	$652,906	$830,359	$(177,453)	(21.4)%

North America. During the year ended December 31, 2020, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our North America segment decreased $56.3 million, or 10.7%, compared to the prior year. This decline was primarily due to the Pandemic that resulted in lower transaction volumes driving lower merchant commissions, vault cash rental fees, transaction processing costs and other operating costs. The decrease was partially offset by an increase in other costs of cash related to higher cash losses and higher cash-in-transit costs to ensure cash availability in the U.S. Also offsetting the decline were higher repair and maintenance costs driven by an increase in Company-owned ATMs utilizing third-party maintenance, including an increase in the number of full function ATMs.

Europe & Africa. During the year ended December 31, 2020, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our Europe & Africa segment decreased by $105.8 million, or 43.7%, compared to the prior year. This decrease was primarily due to the Pandemic that resulted in lower transaction volumes driving lower merchant commissions, transaction processing costs, vault cash rental fees and other operating costs. The decrease was also due to the closure of certain cash management and office facilities as part of our restructuring activities and lower employee costs due to workforce reductions in response to the Pandemic. In addition, in May 2020, the U.K. Supreme Court eliminated our obligation to pay business rate taxes to certain local authorities that resulted in net cash recoveries of $35.1 million related to previous periods, which is reflected as a cost reduction in the Other expenses line within the Cost of ATM operating revenues. Our results for the year ended December 31, 2020 also reflect the ongoing reduction in business rate tax expense compared to the same period of 2019. Foreign currency exchange rate movements had an insignificant impact on costs during the period.
Australia & New Zealand. During the year ended December 31, 2020, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our Australia & New Zealand segment decreased $19.8 million, or 28.1%, compared to the prior year. This decline was primarily due to the Pandemic that resulted in lower transaction volumes driving lower merchant commissions, vault cash rental fees, cash-in-transit costs and other operating costs. The decrease was also driven by lower employee costs due to workforce reductions in response to the Pandemic. Foreign currency exchange rate movements had an insignificant impact on costs during the period.
Cost of ATM product sales and other revenues. During the year ended December 31, 2020, our cost of ATM product sales and other revenues decreased $14.9 million, or 27.2%, compared to the prior year. The decrease was primarily related to lower equipment sales in the U.S. as a result of the Pandemic.
Selling, General, and Administrative Expenses

	Year Ended December 31,
	2020	% Change	2019
	(In thousands, excluding percentages)
Selling, general, and administrative expenses	$139,277	(11.9)%	$158,000
Share-based compensation expense	20,776	6.7%	19,474
Total selling, general, and administrative expenses	$160,053	(9.8)%	$177,474
Percentage of total revenues:
Selling, general, and administrative expenses	12.7%		11.7%
Share-based compensation expense	1.9		1.4
Total selling, general, and administrative expenses	14.6%		13.2%
Selling, general, and administrative expenses (“SG&A expenses”), excluding share-based compensation. SG&A expenses, excluding share-based compensation expense, decreased $18.7 million, or 11.9%, during the year ended December 31, 2020 compared to the prior year. This decrease was primarily a result of lower employee compensation costs due to lower incentive compensation costs, temporary salary reductions during the three months ended June 30, 2020, and restructuring activities as well as lower travel expense, professional fees and other cost reductions implemented as a result of the Pandemic.
Share-based compensation. Share-based compensation increased $1.3 million during the year ended December 31, 2020 compared to the prior year. This increase is a result of the amount, timing and terms of share-based payment awards granted during the respective periods, net of estimated forfeitures. For additional information related to share-based compensation expense, see Item 8. Financial Statements and Supplementary Data, Note 4. Share-Based Compensation.
Restructuring Expenses

During 2020, we implemented cost reduction initiatives intended to improve the Company's cost structure and operating efficiency partly in response to the Pandemic. During the years ended December 31, 2020 and 2019, we incurred $9.4 million and $8.9 million of pre-tax expenses, respectively, related to our corporate reorganization and cost reduction initiatives that included facility closures, workforce reductions and other related charges.
For additional information see Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting Policies – (e) Restructuring Expenses.

Acquisition Related Expenses
We incurred investment banking, legal and professional fees and certain other administrative expenses totaling $8.8 million in the year ended December 31, 2020 in connection with the proposed acquisition of the Company by Catalyst. The proposed transaction with Catalyst was terminated on January 25, 2021 in favor of a proposed transaction with NCR, and we will incur additional expenses with respect to the NCR transaction in 2021. For additional information related to the proposed acquisition, see Developing Trends and Recent Events - Proposed Transaction with NCR, above.
Depreciation and Accretion Expense

	Year Ended December 31,
	2020	% Change	2019
	(In thousands, excluding percentages)
Depreciation and accretion expense	$133,210	1.9%	$130,676

Percentage of total revenues	12.2%		9.7%
Depreciation and accretion expense. For the year ended December 31, 2020, depreciation and accretion expense increased $2.5 million, or 1.9%, in comparison to prior year due to the amount and timing of capital additions in the ordinary course of business and the fluctuation in foreign exchange rates.
Amortization of Intangible Assets

	Year Ended December 31,
	2020	% Change	2019
	(In thousands, excluding percentages)
Amortization of intangible assets	$31,874	(35.3)%	$49,261

Percentage of total revenues	2.9%		3.7%
Amortization of intangible assets. The decrease in amortization of intangible assets of $17.4 million for the year ended December 31, 2020 compared to the prior year was primarily due to the timing of certain intangible assets becoming fully amortized.
Loss on Disposal and Impairment of Assets

	Year Ended December 31,
	2020	% Change	2019
	(In thousands, excluding percentages)
Loss on disposal and impairment of assets	$4,144	(64.4)%	$11,653

Percentage of total revenues	0.4%		0.9%
Loss on disposal and impairment of assets. For the year ended December 31, 2020, we recognized losses of $4.1 million primarily related to the disposal of ATM assets and related ATM parts in the normal course of business. For the year ended December 31, 2019, we recognized losses of $4.4 million related to the disposal of ATM assets and related ATM parts in the normal course of business and a goodwill impairment of $7.3 million related to our Canada reporting unit.

Interest Expense, net

	Year Ended December 31,
	2020	% Change	2019
	(In thousands, excluding percentages)
Interest expense, net	$37,097	39.4%	$26,604

Percentage of total revenues	3.4%		2.0%
Interest expense, net.  Interest expense, net increased $10.5 million, or 39.4%, during the year ended December 31, 2020, compared to the prior year. This increase was primarily attributable to interest on the $500 million term loan facility entered into in June 2020 ("Term Loan"), partially offset by the repurchase and cancellation of a portion of our 1.00% Convertible Senior Notes ("Convertible Notes") in June 2020 and the repayment of the remaining outstanding balance of the Convertible Notes upon maturity in the fourth quarter. The increase was also partially offset by lower interest expense on the revolving credit facility, which was fully repaid in June 2020.
For additional information on our outstanding borrowings, see Item 8. Financial Statements and Supplementary Data, Note 11. Current and Long-Term Debt.
Early Extinguishment of Debt
In June 2020, we repurchased and cancelled an aggregate principal amount of 1.00% Convertible Senior Notes due December 2020 equal to $171.9 million. The Company recognized a loss on extinguishment of $3.0 million in conjunction with the repurchase and cancellation of these notes, which is included in the Redemption costs for early extinguishment of debt line in the accompanying Consolidated Statements of Operations. For more information, see Item 8. Financial Statements and Supplementary Data, Note 11. Current and Long-Term Debt.
Other income, net
During the years ended December 31, 2020 and 2019, we realized a net gain in the Other income, net line in the Consolidated Statements of Operations of $18.1 million and $18.4 million, respectively. Other income, net for the year ended December 31, 2020 was primarily attributable to foreign currency remeasurement adjustments, a net gain in terminating derivative contracts and the reduction in the estimated fair value of the acquisition related contingent consideration liability, partially offset by other non-operating costs. Other income, net for the year ended December 31, 2019 included the revaluation of the estimated acquisition related contingent consideration liability, foreign currency remeasurement adjustments and other non-operating costs.
Income Tax Expense

	Year Ended December 31,
	2020	% Change	2019
	(In thousands, excluding percentages)
Income tax expense	$452	(97.3)%	$16,522

Effective tax rate	2.3%		25.5%
Income tax expense. Our income tax expense for the year ended December 31, 2020 totaled $0.5 million resulting in an effective tax rate of 2.3%, compared to an income tax expense of $16.5 million, and an effective tax rate of 25.5%, for the same period of 2019. The decrease in income tax expense for the year ended December 31, 2020 was primarily attributable to lower pre-tax income incurred during the current period and to a non-recurring benefit from the carry back of net operating losses to prior tax years at the higher 35% U.S. tax rate, compared to the current tax rate of 21%, as a result of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. See further discussion in Item 8. Financial Statements and Supplementary Data, Note 20. Income Taxes.

Non-GAAP Financial Measures
DISCLOSURE OF NON-GAAP FINANCIAL INFORMATION
In order to assist readers of our consolidated financial statements in understanding the operating results that management uses to evaluate the business and for financial planning purposes, we present the following non-GAAP measures as a complement to financial results prepared in accordance with U.S. GAAP: EBITDA, Adjusted EBITDA, Adjusted Net Income, Adjusted Tax Rate, Adjusted Net Income per diluted share, Adjusted Net Cash Provided by Operating Activities, Adjusted Free Cash Flow, and certain other results presented on a constant-currency basis. We believe that the presentation of these measures and the identification of notable, non-cash, non-operating costs and/or (if applicable in a particular period), certain costs not anticipated to occur in future periods enhance an investor’s understanding of the underlying trends in our business and provide for better comparability between periods in different years. In addition, we present Net Debt as a measure of our financial condition. We also believe that these measures are relevant and provide useful information widely used by analysts, investors and other interested parties in our industry to provide a baseline for evaluating and comparing our operating performance, financial condition and, in the case of free cash flow, our liquidity results. We use these non-GAAP financial measures in managing and measuring the performance of our business, including setting and measuring incentive-based compensation for management.
Furthermore, the non-GAAP financial measures presented herein should not be considered in isolation or as a substitute for operating income, net income, cash flows from operating, investing, or financing activities, or other income or cash flow measures contained within our consolidated financial statements prepared in accordance with U.S. GAAP. The non-GAAP measures that we use are not defined in the same manner by all companies and therefore may not be comparable to other similarly titled measures of other companies.
EBITDA and Adjusted EBITDA

EBITDA adds net interest expense, income tax expense, depreciation and accretion, amortization of deferred financing costs and note discounts, amortization of intangible assets, and certain costs not anticipated to occur in future periods to net income. Adjusted EBITDA excludes the items excluded from EBITDA as well as share-based compensation expense, certain other income and expense amounts, acquisition related expenses, gains or losses on disposal and impairment of assets, certain non-operating expenses (if applicable in a particular period), and includes an adjustment for noncontrolling interests. Depreciation and accretion expense and amortization of intangible assets are excluded from Adjusted EBITDA as these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired.

Adjusted Net Income, Adjusted Net Income per Diluted Share and Adjusted Tax Rate

Adjusted Net Income represents net income computed in accordance with U.S. GAAP, before amortization of intangible assets, deferred financing costs and note discounts, gains or losses on disposal and impairment of assets, share-based compensation expense, certain other income and expense amounts, acquisition related expenses, certain non-operating expenses, and (if applicable in a particular period) certain costs not anticipated to occur in future periods (together, the “Adjustments”). The non-GAAP tax rate used to calculate Adjusted Net Income was approximately 18.0% and 23.1% for the years ended December 31, 2020 and 2019, respectively. The non-GAAP tax rates represent the U.S. GAAP tax rate for the period as adjusted by the estimated tax impact of the items adjusted from the measure and excluding non-recurring impacts of tax rate changes and valuation allowances. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by weighted average diluted shares outstanding.
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

Net Debt
Net Debt represents the principal amount of current and long-term debt outstanding less cash and cash equivalents. The carrying value of current and long-term debt is reconciled to the principal amount by adding the unamortized debt issuance costs and discounts.
Constant-Currency
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

	Year Ended December 31,
	2020	2019
Net income attributable to controlling interests and available to common shareholders	$19,144	$48,274
Adjustments:
Interest expense, net	37,097	26,604
Amortization of deferred financing costs and note discount	12,161	13,447
Redemption costs for early extinguishment of debt	3,018	—
Income tax expense	452	16,522
Depreciation and accretion expense	133,210	130,676
Amortization of intangible assets	31,874	49,261
EBITDA	236,956	284,784

Add back:
Loss on disposal and impairment of assets (1)	4,144	11,653
Other income, net (2)	(18,077)	(18,404)
Noncontrolling interests (3)	59	58
Share-based compensation expense	22,264	20,962
Restructuring expenses (4)	9,443	8,928
Acquisition related expenses (5)	8,836	—
Adjusted EBITDA (6)	263,625	307,981
Less:
Depreciation and accretion expense (7)	133,210	130,675
Interest expense, net	37,097	26,604
Adjusted pre-tax income	93,318	150,702
Income tax expense (8)	16,817	34,877
Adjusted Net Income	$76,501	$115,825

Adjusted Net Income per share – basic	$1.72	$2.54
Adjusted Net Income per share – diluted	$1.69	$2.52

Weighted average shares outstanding – basic	44,537,467	45,514,703
Weighted average shares outstanding – diluted	45,397,494	46,015,334
(1)Includes a goodwill impairment of $7.3 million on the Canada reporting unit during the year ended December 31, 2019.
(2)Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition related contingent consideration liability, and other non-operating costs.
(3)Noncontrolling interest adjustment made such that Adjusted EBITDA includes only our ownership interest in the Adjusted EBITDA of one of our Mexican subsidiaries.
(4)For the years ended December 31, 2020 and 2019, restructuring activities included costs incurred in conjunction with facilities closures, workforce reductions, professional fees, and other related charges.
(5)Includes investment banking, legal and professional fees and certain other administrative costs incurred in connection with the proposed acquisition of the Company, as further discussed in Developing Trends and Recent Events - Proposed Transaction with NCR above.
(6)The results for the year ended December 31, 2020, include business rate tax recoveries of $35.1 million, classified as a cost reduction within Cost of ATM operating revenues.
(7)Amounts exclude a portion of the expenses incurred by one of our Mexican subsidiaries to account for the amounts allocable to noncontrolling interests.
(8)For the years ended December 31, 2020 and 2019, the non-GAAP tax rate used to calculate Adjusted Net Income was 18.0% and 23.1%, respectively, which represents our U.S. GAAP tax rates as adjusted for the net tax effects related to the items excluded from Adjusted Net Income and excluding non-recurring impacts of tax rate changes and valuation allowances.

Reconciliation of U.S. GAAP Revenue to Constant-Currency Revenue (in thousands, excluding percentages)

Consolidated revenue	Year Ended December 31,
	2020			2019	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$1,040,779	$2,041	$1,042,820	$1,281,106	(18.8)%	(18.6)%
ATM product sales and other revenues	53,220	180	53,400	68,299	(22.1)	(21.8)
Total revenues	$1,093,999	$2,221	$1,096,220	$1,349,405	(18.9)%	(18.8)%

North America revenue	Year Ended December 31,
	2020			2019	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$717,451	$1,141	$718,592	$803,955	(10.8)%	(10.6)%
ATM product sales and other revenues	44,702	126	44,828	59,559	(24.9)	(24.7)
Total revenues	$762,153	$1,267	$763,420	$863,514	(11.7)%	(11.6)%

Europe & Africa revenue	Year Ended December 31,
	2020			2019	% Change
	U. S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$258,322	$626	$258,948	$388,091	(33.4)%	(33.3)%
ATM product sales and other revenues	7,624	86	7,710	8,229	(7.4)	(6.3)
Total revenues	$265,946	$712	$266,658	$396,320	(32.9)%	(32.7)%

Australia & New Zealand revenue	Year Ended December 31,
	2020			2019	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$70,952	$274	$71,226	$99,552	(28.7)%	(28.5)%
ATM product sales and other revenues	894	(26)	868	511	75.0	69.9
Total revenues	$71,846	$248	$72,094	$100,063	(28.2)%	(28.0)%

Reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per diluted share on a Non-GAAP basis to Constant-Currency (in thousands, excluding percentages and per share amounts)

	Year Ended December 31,
	2020			2019	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency

Adjusted EBITDA	$263,625	$(386)	$263,239	$307,981	(14.4)%	(14.5)%
Adjusted Net Income	$76,501	$(550)	$75,951	$115,825	(34.0)%	(34.4)%
Adjusted Net Income per share – diluted (2)	$1.69	$(0.02)	$1.67	$2.52	(32.9)%	(33.7)%
(1)As reported on the schedule entitled Reconciliation of Net Income Attributable to Controlling Interests and Available to Common Shareholders’ to EBITDA, Adjusted EBITDA, and Adjusted Net Income above.
(2)Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by the weighted average diluted shares outstanding of 45,397,494 and 46,015,334 for the years ended December 31, 2020 and 2019, respectively.

Reconciliation of Current and Long-Term Debt to Net Debt

	Year Ended December 31,
	2020	2019
	(In thousands)

Total Current and Long-term Debt	$778,177	$739,475
Add: Unamortized discounts and capitalized debt issuance costs	19,323	15,252
Less: Cash and cash equivalents	(174,242)	(30,115)
Net Debt	$623,258	$724,612

Calculation of Adjusted Net Cash Provided by Operating Activities and Adjusted Free Cash Flow

	Year Ended December 31,
	2020	2019
	(In thousands)
Net cash provided by operating activities	$282,349	$204,659
Restricted cash settlement activity (1)	(49,534)	70,482
Adjusted net cash provided by operating activities	232,815	275,141
Net cash used in investing activities, excluding acquisitions (2)	(91,142)	(124,906)
Adjusted free cash flow	$141,673	$150,235
(1)Restricted cash settlement activity represents the change in our restricted cash excluding the portion of the change that is attributable to foreign exchange and disclosed as part of the effect of exchange rate changes on cash, cash equivalents, and restricted cash in the accompanying Consolidated Statements of Cash Flows. Restricted cash primarily consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers that are pledged for a particular use or restricted to support these obligations. These amounts can fluctuate significantly period to period based on the number of days for which settlement to the merchant has not yet occurred or day of the week on which a year ends.
(2)Capital expenditures are primarily related to organic growth projects, including the purchase of ATMs for both new and existing ATM management agreements, technology and product development, investments in infrastructure, ongoing refreshment of ATMs and operational assets and other related type activities in the normal course of business. Additionally, capital expenditures for one of the Company’s Mexican subsidiaries, included in the North America segment, are reflected gross of any noncontrolling interest amounts.

Liquidity and Capital Resources
Overview
As of December 31, 2020, we had $174.2 million in cash and cash equivalents and $778.2 million of current and long-term debt ($797.5 million of principal, net of $19.3 million of capitalized debt issuance costs and unamortized discounts). In addition, we currently have $600 million of capacity under our revolving credit facility with no borrowings outstanding and approximately $10.1 million in outstanding standby letters of credit under the facility.

We have historically funded our business with cash on hand, cash flows from operations, borrowings under our revolving credit facility, and the issuance of debt and equity securities. We have generally used a portion of our cash flows to invest in additional ATMs, either through acquisitions or through organic growth. We have also used cash to pay interest and principal amounts outstanding under our borrowings. As we collect a sizable portion of our sales on a daily basis but generally pay our vendors on 30 day terms and are not required to pay certain merchants until 20 days after the end of each calendar month, we have historically utilized the excess available cash flow to reduce outstanding borrowings and to fund investments and capital expenditures. Accordingly, it is not uncommon for us to reflect a working capital deficit position in our Consolidated Balance Sheet.

Taking into consideration the foregoing and the expected effects of known trends, we believe we have sufficient liquidity available from cash on hand, cash flow from operations and potential borrowings to fund our operations for the foreseeable future. See Financing Activities below.
Operating Activities
Net cash provided by operating activities totaled $282.3 million and $204.7 million for the years ended December 31, 2020 and 2019, respectively. Excluding changes in restricted cash liabilities during the periods due to the timing of settlements, our cash flows from operating activities were down approximately $42.3 million compared to the prior year. This decrease in operating cash flow (excluding settlement changes) is primarily due to the impact of the Pandemic on our operations.
Investing Activities
Net cash used in investing activities totaled $91.1 million and $134.0 million for the years ended December 31, 2020 and 2019, respectively. These amounts vary by year, depending on acquisition and divestiture activities in a particular year along with our capital expenditures. The change in net cash used in investing activities during the year ended 2020 relative to the prior years was primarily a result of reduced capital expenditures driven by technology enhancements, strategic procurement initiatives, and reduced spending on IT infrastructure, partially offset by higher ATM placements.
Financing Activities
Net cash provided by financing activities totaled $1.2 million for the year ended December 31, 2020, compared to net cash used in financing activities of $151.1 million for the year ended December 31, 2019. During 2019, we used our net cash flow generated from operations to continue to invest in our business and pay down borrowings under our revolving credit facility. During the year ended December 31, 2020, we used the net proceeds from our new $500 million Term Loan to (i) fund the retirement of our Convertible Notes ($287.5 million outstanding as of December 31, 2019), (ii) entirely repay our outstanding revolving credit facility balance, which was $167.2 million as of December 31, 2019, and (iii) provide additional cash for working capital. We incurred $20.8 million of debt issuance, modification and extinguishment costs in conjunction with the issuance of the Term Loan along with modifications to our credit agreement and other activities during the year ended December 31, 2020. These financing activities improved available liquidity and extended the average maturity of our debt. During the first quarter of 2020, we also used $16.9 million to repurchase 505,699 Class A ordinary shares. We have from time to time sought to repurchase our outstanding debt and / or equity securities in privately negotiated transactions.

For information related to our financing facilities, see Item 8. Financial Statements and Supplementary Data, Note 11. Current and Long-Term Debt.
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
Contractual Obligations
The following table reflects our significant contractual obligations and other commercial commitments as of December 31, 2020:

	Payments Due by Period
	2021	2022	2023	2024	2025	Thereafter	Total
	(In thousands)
Long-term debt obligations:
Principal (1)	$5,000	$5,000	$5,000	$5,000	$305,000	$472,500	$797,500
Interest (2)	42,781	42,531	42,281	41,656	29,281	35,203	233,733
Operating leases (3)	21,139	13,039	10,077	8,506	6,389	26,591	85,741
Merchant obligations (4)	12,073	7,541	4,660	2,795	863	701	28,633
Minimum service contracts	954	212	140	140	70	—	1,516
Open purchase orders (5)	15,713	—	—	—	—	—	15,713
Total contractual obligations	$97,660	$68,323	$62,158	$58,097	$341,603	$534,995	$1,162,836
(1)Represents the $300.0 million face value of our 5.50% Senior Notes due 2025 and the $497.5 million face value of our Term Loan Facility due 2027 ("Term Loan"), including mandatory quarterly principal repayments under the Term Loan totaling $5.0 million per year.
(2)Represents the estimated interest payments associated with our long-term debt outstanding as of December 31, 2020, assuming current interest rates and the amount of debt outstanding in the periods indicated in the table above.
(3)Our operating lease obligations generally decreased during 2020 due to the passage of time and the renewal of ATM placement agreements with terms that are not deemed to represent a lease.
(4)Includes ATM placement agreements that are not deemed to represent a lease but that give rise to various fixed periodic payments to merchants.
(5)Includes agreements for purchases of various products and services in the normal course of business that are open as of December 31, 2020 and were delivered in the first full month following the close of the calendar year. This represents our estimate of binding purchase obligations for which all significant terms have been confirmed, based on the timing of fulfillment. Open purchase orders also include amounts committed with a third-party service provider to provide information technology services through September 2022. The remaining financed portion of this commitment of approximately $7.9 million is recorded as a liability in our Consolidated Balance Sheet as of December 31, 2020.
Critical Accounting Policies and Estimates
Our consolidated financial statements included in this 2020 Form 10-K have been prepared in accordance with U.S. GAAP, which requires management to make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, thus impacting our results of operations and financial position. The critical accounting policies and estimates described in this section are those that are most important to the depiction of our financial condition and results of operations and the application of which requires management’s most subjective judgments in making estimates about the effect of matters that are inherently uncertain. For additional information related to our significant accounting policies, see Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting Policies.
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

Goodwill and other intangible assets that have indefinite useful lives are not amortized, but instead are evaluated annually for impairment, and intangible assets that have finite useful lives are amortized over their estimated useful lives. We follow U.S. GAAP for testing goodwill and other non-amortized intangible assets for impairment. In 2020, we elected to perform a quantitative assessment for all reporting units and bypass the optional qualitative assessment. Under the quantitative assessment, the carrying amount of the net assets associated with each applicable reporting unit is compared to the estimated fair value of such reporting unit as of the date of the test or the annual testing date, December 31, 2020. For the year ended December 31, 2020, we performed our annual goodwill impairment test for seven separate reporting units: (i) the U.S. and Puerto Rico operations, (ii) the Canada operations, (iii) the Mexico operations, (iv) the U.K. operations, (v) the Germany operations, (vi) the South Africa operations, and (vii) the Australia and New Zealand operations. There was no goodwill associated with our Spain or Ireland operations as of December 31, 2020.
We evaluate our goodwill and other non-amortized intangible assets on an on-going basis considering qualitative factors. If necessary, we evaluate the recoverability of our goodwill and other non-amortized intangible assets by estimating the future discounted cash flows of the reporting units to which the goodwill and other non-amortized intangible assets relate. We use discount rates corresponding to our cost of capital, risk-adjusted as appropriate, to determine the discounted cash flows, and consider current and anticipated business trends, prospects, and other market and economic conditions when performing our evaluations. These evaluations are performed on an annual basis at a minimum, or more frequently based on the occurrence of events that might indicate a potential impairment. Examples of events that might indicate impairment include, but are not limited to, the loss of a significant contract, a material change in the terms or conditions of a significant contract, a significant and prolonged decline in transaction volumes, or significant decreases in revenues associated with a contract or business. See Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting Policies - (l) Goodwill for further information on our goodwill impairment evaluation and the results of this evaluation.
Valuation of long-lived assets. We place significant value on the installed ATMs that we own and manage in merchant locations and the related acquired merchant and bank-branding contracts/relationships. Long-lived assets, such as property and equipment and intangible assets subject to depreciation and amortization, respectively, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
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

Derivative financial instruments. We recognize all of our derivative instruments as assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of the derivative instruments depends on whether such instruments have been designated and qualify as part of a hedging relationship and the type of hedging relationship designated. For derivative instruments that are designated and qualify as hedging instruments, we designate the hedging instrument, based upon the exposure being hedged, as a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation. These derivatives are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. As of December 31, 2020, all of our derivative instruments were designated and qualify as cash flow hedges, and accordingly, changes in the fair values of such derivatives have been reported in Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets. From time to time, we are also party to foreign currency forward contracts that are not designated as hedges for accounting purposes. The changes in the fair values of these derivatives are reported in Other income, net within the accompanying Consolidated Statements of Operations. We did not have any outstanding foreign currency forward contracts as of December 31, 2020.
For additional information related to our derivative financial instruments, see Item 8. Financial Statements and Supplementary Data, Note 16. Derivative Financial Instruments.
New Accounting Pronouncements
For recent accounting pronouncements, including those not yet adopted during 2020, see Item 8. Financial Statements and Supplementary Data, Note 2. New Accounting Pronouncements.
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
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any material off-balance sheet arrangements, as contemplated in Item 303(a)(4)(ii) of Regulation S-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures about Market Risk

We are exposed to certain risks related to our ongoing business operations, including interest rate risk associated with our vault cash rental obligations, borrowings under our revolving credit facility and other floating-rate debt, and foreign currency exchange risk. The following quantitative and qualitative information is provided about financial instruments to which we were a party at December 31, 2020 and from which we may incur future gains or losses from changes in market interest rates or foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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
Interest Rate Risk
Vault cash rental expense. As our ATM vault cash rental expense is based on market rates of interest, it is sensitive to changes in the general level of interest rates in the respective countries in which we operate. We pay a monthly fee on the average outstanding vault cash balances in our ATMs under floating rate formulas based on a spread above various interbank offered rates in the U.S., the U.K., Germany, and Spain. In Australia, the formula is based on the Bank Bill Swap Rates (“BBSY”), in South Africa, the rate is based on the South African Prime Lending rate and the Johannesburg Interbank Agreed Rate, in Canada, the rate is based on the Bank of Canada’s Bankers’ Acceptance Rate and the Canadian Prime Rate, and in Mexico, the rate is based on the Interbank Equilibrium Interest Rate (commonly referred to as the “TIIE”).

As a result of the sensitivity surrounding our vault cash rental expense, we have entered into a number of interest rate derivative contracts with varying notional amounts and fixed interest rates in the U.S., Canada, the U.K., and Australia to manage the rate we pay on the amounts of our current and anticipated outstanding vault cash balances.
The notional amounts, weighted average fixed rates, and remaining terms associated with our interest rate swap and cap contracts associated with our vault cash rental obligations currently in place in the U.S., Canada, the U.K, and Australia as of December 31, 2020 are as follows:
Outstanding Interest Rate Derivatives Associated with Vault Cash Rental Obligations

Remaining Term of Hedging Instrument	Segment	Currency	Weighted Average Fixed Rate/Cap Rate (1)	Notional Value in Respective Currency
				(in millions)
Interest Rate Swap Contract - Vault Cash
January 1, 2021 – December 31, 2021	North America	U.S. Dollar	1.46%	1,200
January 1, 2022 – December 31, 2022	North America	U.S. Dollar	1.17%	1,000
January 1, 2023 – December 31, 2024	North America	U.S. Dollar	0.98%	600
January 1, 2021 – December 31, 2021	North America	Canadian Dollar	2.46%	125
January 1, 2021 – December 31, 2022	Europe & Africa	Pound Sterling	0.94%	500
January 1, 2021 – December 31, 2021	Australia & New Zealand	Australian Dollar	0.71%	40
Interest rate cap contracts - Vault Cash
January 1, 2021 – December 31, 2023	North America	U.S. Dollar	3.25%	200
(1) Cap rate represents the maximum amount of interest to be paid each year as per terms of the cap. The cost of the cap is amortized through vault cash rental expense over the term of cap.
Summary of Interest Rate Exposure on Average Outstanding Vault Cash
The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in North America based on our average outstanding vault cash balance and interest rate derivatives for the quarter ended December 31, 2020 and assuming a 100 basis point increase in interest rates (in millions of USD):

North America
Average outstanding vault cash balance	$2,516
Interest rate swap and cap contracts fixed notional amount	(1,296)
Residual unhedged outstanding vault cash balance	$1,220

Additional annual interest incurred on 100 basis point increase	$12.20
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

The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Europe & Africa based on our average outstanding vault cash balance and interest rate derivatives for the quarter ended December 31, 2020 and assuming a 100 basis point increase in interest rates (in millions of USD):

Europe & Africa
Average outstanding vault cash balance	$1,212
Interest rate swap contracts fixed notional amount	(661)
Residual unhedged outstanding vault cash balance	$551

Additional annual interest incurred on 100 basis point increase	$5.51
The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in Australia & New Zealand based on our average outstanding vault cash balance and interest rate derivatives for the quarter ended December 31, 2020 and assuming a 100 basis point increase in interest rates (in millions of USD):

Australia & New Zealand
Average outstanding vault cash balance	$247
Interest rate swap contracts fixed notional amount	(29)
Residual unhedged outstanding vault cash balance	$218

Additional annual interest incurred on 100 basis point increase	$2.18
As of December 31, 2020, we had a liability of $50.4 million recorded in the current and noncurrent portion of other long-term liabilities lines in the accompanying Consolidated Balance Sheets, which represented the fair value of our interest rate swap and cap contracts associated with our vault cash rental obligations. The fair value estimate of these instruments was calculated as the present value of amounts estimated to be paid to a marketplace participant. These derivative contracts are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP). For each highly effective hedging relationship, the gain or loss on the derivative instrument is reported as a component of the Accumulated other comprehensive loss, net line in the accompanying Consolidated Balance Sheets. The gain or loss is reclassified into earnings in the Vault cash rental expense line within the Cost of ATM operating revenues line in the accompanying Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings and has been forecasted into earnings.
Outlook. Although we currently hedge a substantial portion of our vault cash interest rate risk in the U.S., Canada, the U.K., and Australia, we may not be able to enter into similar arrangements for similar amounts in the future and any increase in interest rates in the future could have an adverse impact on our business, financial condition, and results of operations by increasing our operating expenses. However, we expect that the impact on our consolidated financial statements from an increase in interest rates would be partially mitigated by the derivative instruments that we currently have in place associated with our vault cash balances in the U.S., Canada, the U.K., and Australia and other protective measures we have put in place to mitigate such risk.
Interest expense. Our interest expense is also sensitive to changes in interest rates as borrowings under our revolving credit and term loan facilities accrue interest at floating rates. As of December 31, 2020, we had no outstanding borrowings under our revolving credit facility and $497.5 million of outstanding borrowings under our floating rate term loan facility.
To mitigate the interest rate risk associated with the borrowings on our floating rate term loan facility, on July 30, 2020 we executed $250.0 million aggregate notional amount interest rate cap contracts that began August 1, 2020 and will terminate on December 31, 2025. These interest rate cap contracts have a cap rate of 1% and have been designated as cash flow hedges of the floating rate interest associated with our term loan facility. See Item 8. Financial Statements and Supplementary Data, Note 11. Current and Long-Term Debt.

The notional amounts, weighted average fixed rates, and remaining terms associated with our interest rate cap contracts associated with our floating rate debt currently in place in the U.S. as of December 31, 2020 are as follows:
Outstanding Interest Rate Derivatives Associated with Floating Rate Debt

Remaining Term of Hedging Instrument	Segment	Currency	Cap Rate (1)	Notional Value in Respective Currency
				(in millions)
Interest rate cap contracts - Variable Debt
January 1, 2021 – December 31, 2025	North America	U.S. Dollar	1.00%	250
(1) Cap rate represents the maximum amount of interest to be paid each year as per terms of the cap. The cost of the cap will be amortized through interest expense over the term of the cap.
Effects of Derivatives
As of December 31, 2020, we had a liability of $0.5 million recorded in the current and noncurrent portion of other long-term liabilities lines in the Consolidated Balance Sheets, which represented the fair value of our interest rate cap contracts associated with our term loan facility. The fair value estimate for these instruments was calculated as the present value of amounts estimated to be paid to a marketplace participant. These derivative contracts are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP). For each highly effective hedging relationship, the gain or loss on the derivative instrument is reported as a component of the Accumulated other comprehensive loss, net line in the Consolidated Balance Sheets. The gain or loss is reclassified into earnings in the Interest expense, net line in the Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects earnings and has been forecasted into earnings.
Transition from LIBOR. We are currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates. Currently, we have several debt, derivative and commercial contracts that reference LIBOR-based rates. The transition from LIBOR in the U.S. for tenors that the Company currently utilizes is expected to take place sometime after 2021. The LIBOR transition in the U.K. is expected to take place at the end of 2021, and we do not expect this change to have a significant impact on our operations or results. We will continue to assess the impact of this transition. For additional information related to the transition from LIBOR, see Part I. Item 1A. Risk Factors - Changes in interest rates could increase our operating costs by increasing interest expense under our credit facilities and our vault cash rental costs.
Foreign Currency Exchange Rate Risk
As a result of our global operations, we are exposed to market risk from changes in foreign currency exchange rates. The functional currencies of our international subsidiaries are at their respective local currencies. The results of operations of our international subsidiaries are translated into U.S. dollars using average foreign currency exchange rates in effect during the periods in which those results are recorded and the assets and liabilities are translated using the foreign currency exchange rate in effect as of each balance sheet reporting date. These resulting translation adjustments to assets and liabilities have been reported in Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets. As of December 31, 2020, this accumulated translation loss totaled $41.6 million compared to $59.1 million as of December 31, 2019.
Our consolidated financial results were impacted by changes in foreign currency exchange rates during the year ended December 31, 2020 compared to the prior year. Our total revenues during the year ended December 31, 2020 would have been higher by $2.2 million had the foreign currency exchange rates from the year ended December 31, 2020 remained unchanged from the prior year. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the U.K. pound sterling, Euro, Mexican peso, Canadian dollar, Australian dollar, and South African Rand, the effect upon our operating income would have been approximately $2.0 million for the year ended December 31, 2020.
Certain intercompany balances are designated as short-term in nature. The changes in these balances related to foreign currency exchange rates have been recorded in the accompanying Consolidated Statements of Operations and we are exposed to foreign currency exchange rate risk as it relates to these intercompany balances.

We do not hold derivative commodity instruments and all of our cash and cash equivalents are held in money market and checking funds or in physical cash form.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Cardtronics plc:

Opinion on Internal Control Over Financial Reporting

We have audited Cardtronics plc and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.

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
March 1, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Cardtronics plc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cardtronics plc and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 17 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
Sufficiency of audit evidence over revenue
As discussed in Note 3 to the consolidated financial statements, the Company had $1,094 million in revenues for the year ended December 31, 2020, of which $426 million was related to surcharge revenues, $271 million was related to interchange revenues, $230 million was related to bank-branding and surcharge-free network revenues, and $167 million was related to other revenue streams. The Company earns these revenues in different countries using separate information technology (IT) applications and separate third-party service providers to capture the data used to recognize and record revenue across varying revenue streams.
We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required especially subjective auditor judgment because of the varying revenue streams, the related revenue recognition processes, the varying IT applications and the utilization of third-party service providers in the revenue recognition processes. This included determining the revenue streams over which the procedures were performed, the nature and extent of audit evidence obtained over each revenue stream, and the need to involve IT professionals with specialized skills and knowledge to assist with the performance of certain procedures.
The following are the primary procedures we performed to address this critical audit matter. Based on our knowledge of the Company, we, with the assistance of IT professionals, applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the revenue streams over which those procedures were performed. For each revenue stream where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls used by the Company in its revenue recognition processes. We assessed the recorded revenue by selecting a sample of transactions and comparing the amounts recognized to the related contracts, processor statements, invoices or cash receipts. In addition, we evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed.

Recoverability of goodwill for the Canadian and South African reporting units

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company performs goodwill impairment testing on an annual basis, or more frequently if there are indicators that suggest the fair value of a reporting unit may be below its carrying value. The goodwill balance as of December 31, 2020 was $759 million. During 2020, the Company performed a quantitative goodwill impairment test for its Canadian and South African reporting units by preparing a discounted cash flow model for each reporting unit to estimate the fair value.

We identified the assessment of the recoverability of goodwill for the Canadian and South African reporting units as a critical audit matter. Significant auditor judgment was required to evaluate the Company’s discounted cash flow models, including the significant assumptions related to forecasted revenue and the discount rates. Changes to these significant assumptions could have a significant effect on the assessment of the recoverability of the goodwill for the Canadian and South African reporting units.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill recoverability process for the Canadian and South African reporting units, including controls related to the development of the significant assumptions. We evaluated the Company’s revenue forecasts, by comparing these to internal supporting data, such as contracts, as well as external publicly available information such as industry and analyst reports. We also compared the forecasted revenue to the Company’s historical results to evaluate the Company’s ability to forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rates, by comparing them against discount rate ranges that were independently developed using publicly available third-party market data for comparable entities.

/s/ KPMG LLP
We have served as the Company’s auditor since 2001.
Houston, Texas
March 1, 2021

CARDTRONICS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$174,242	$30,115
Accounts and notes receivable	96,902	101,046
Less: Allowance for credit losses	(7,035)	(5,251)
Accounts and notes receivable, net	89,867	95,795
Inventory, net	6,598	10,618
Restricted cash	137,353	87,354
Prepaid expenses, deferred costs, and other current assets	53,953	84,639
Total current assets	462,013	308,521
Property and equipment, net of accumulated depreciation of $637,835 and $525,933 as of December 31, 2020 and December 31, 2019, respectively	429,842	461,277
Operating lease assets	60,368	76,548
Intangible assets, net	84,629	113,925
Goodwill	759,102	752,592
Deferred tax assets, net	17,382	13,159
Prepaid expenses, deferred costs, and other noncurrent assets	18,109	37,936
Total assets	$1,831,445	$1,763,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$—
Current portion of other long-term liabilities	64,799	53,144
Accounts payable	39,901	46,478
Accrued liabilities	366,285	334,762
Total current liabilities	475,985	434,384
Long-term liabilities:
Long-term debt	773,177	739,475
Asset retirement obligations	56,973	55,494
Deferred tax liabilities, net	51,484	46,878
Operating lease liabilities	56,683	69,531
Other long-term liabilities	37,727	37,870
Total liabilities	1,452,029	1,383,632

Commitments and contingencies (See Note 19)

Shareholders' equity:
Ordinary shares, $0.01 nominal value; 44,539,433 and 44,676,132 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	445	447
Additional paid-in capital	343,042	332,109
Accumulated other comprehensive loss, net	(93,731)	(77,887)
Retained earnings	129,693	125,763
Total parent shareholders' equity	379,449	380,432
Noncontrolling interests	(33)	(106)
Total shareholders’ equity	379,416	380,326
Total liabilities and shareholders’ equity	$1,831,445	$1,763,958

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
ATM operating revenues	$1,040,779	$1,281,106	$1,292,930
ATM product sales and other revenues	53,220	68,299	52,313
Total revenues	1,093,999	1,349,405	1,345,243
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below. See Note 1(d))	652,906	830,359	855,948
Cost of ATM product sales and other revenues	39,745	54,620	41,835
Total cost of revenues	692,651	884,979	897,783
Operating expenses:
Selling, general, and administrative expenses	160,053	177,474	170,490
Restructuring expenses	9,443	8,928	6,586
Acquisition related expenses (See Note 24)	8,836	—	3,191
Depreciation and accretion expense	133,210	130,676	126,199
Amortization of intangible assets	31,874	49,261	52,911
Loss on disposal and impairment of assets	4,144	11,653	17,873
Total operating expenses	347,560	377,992	377,250
Income from operations	53,788	86,434	70,210
Other expenses (income):
Interest expense, net	37,097	26,604	35,429
Amortization of deferred financing costs and note discount	12,161	13,447	14,887
Redemption costs for early extinguishment of debt	3,018	—	6,408
Other income, net	(18,077)	(18,404)	(627)
Total other expenses	34,199	21,647	56,097
Income before income taxes	19,589	64,787	14,113
Income tax expense	452	16,522	10,457
Net income	19,137	48,265	3,656
Net loss attributable to noncontrolling interests	(7)	(9)	(20)
Net income attributable to controlling interests and available to common shareholders	$19,144	$48,274	$3,676

Net income per common share – basic	$0.43	$1.06	$0.08
Net income per common share – diluted	$0.42	$1.05	$0.08

Weighted average shares outstanding – basic	44,537,467	45,514,703	45,988,775
Weighted average shares outstanding – diluted	45,397,494	46,015,334	46,436,439
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$19,137	$48,265	$3,656
Unrealized (loss) gain on interest rate swap and cap contracts, net of deferred income tax (benefit) expense of ($10,450), ($4,839), and $2,795 for the years ended December 31, 2020, 2019, and 2018, respectively.	(33,415)	(18,179)	8,656
Foreign currency translation adjustments, net of deferred income tax expense (benefit) of $2,391, ($242), and $107 for the years ended December 31, 2020, 2019, and 2018 respectively.	17,571	7,169	(41,938)
Other comprehensive loss	(15,844)	(11,010)	(33,282)
Total comprehensive income (loss)	3,293	37,255	(29,626)
Less: Comprehensive income (loss) attributable to noncontrolling interests	73	(9)	(17)
Comprehensive income (loss) attributable to controlling interests	$3,220	$37,264	$(29,609)
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balance as of January 1, 2018	45,696	$457	$316,940	$(33,595)	$106,670	$(79)	$390,393
Cumulative effect of change in accounting principle	—	—	—	—	5,930	—	5,930
Issuance of common shares for share-based compensation, net of forfeitures	438	4	—	—	—	—	4
Share-based compensation expense	—	—	15,660	—	—	—	15,660
Tax payments related to share-based compensation	—	—	(5,591)	—	—	—	(5,591)
Unrealized gain on derivative contracts, net of deferred income tax expense of $2,795	—	—	—	8,656	—	—	8,656
Net income attributable to controlling interests	—	—	—	—	3,676	—	3,676
Net loss attributable to noncontrolling interests	—	—	—	—	—	(20)	(20)
Foreign currency translation adjustments, net of deferred income tax expense of $107	—	—	—	(41,938)	—	2	(41,936)
Balance as of December 31, 2018	46,134	$461	$327,009	$(66,877)	$116,276	$(97)	$376,772
Cumulative effect of change in accounting principle	—	—	—	368	(368)	—	—
Issuance of common shares for share-based compensation, net of forfeitures	274	3	—	—	—	—	3
Repurchase of common shares	(1,732)	(17)	(11,812)	—	(38,423)	—	(50,252)
Share-based compensation expense	—	—	20,962	—	—	—	20,962
Tax payments related to share-based compensation	—	—	(4,050)	—	—	—	(4,050)
Unrealized loss on derivative contracts, net of deferred income tax benefit of $4,839	—	—	—	(18,547)	1	—	(18,546)
Net income attributable to controlling interests	—	—	—	—	48,274	—	48,274
Net loss attributable to noncontrolling interests	—	—	—	—	—	(9)	(9)
Foreign currency translation adjustments, net of deferred income tax benefit of $242	—	—	—	7,169	3	—	7,172
Balance as of December 31, 2019	44,676	$447	$332,109	$(77,887)	$125,763	$(106)	$380,326
Cumulative effect of change in accounting principle	—	—	—	—	(1,871)	—	(1,871)
Issuance of common shares for share-based compensation, net of forfeitures	369	3	293	—	—	—	296
Repurchase of common shares	(506)	(5)	(3,530)	—	(13,338)	—	(16,873)
Share-based compensation expense	—	—	22,264	—	—	—	22,264
Tax payments related to share-based compensation	—	—	(6,897)	—	—	—	(6,897)
Settlement of note hedge and warrants associated with the convertible senior notes	—	—	(1,197)	—	—	—	(1,197)
Unrealized loss on derivative contracts, net of deferred income tax benefit of $10,450	—	—	—	(33,415)	—	—	(33,415)
Net income attributable to controlling interests	—	—	—	—	19,144	—	19,144
Net loss attributable to noncontrolling interests	—	—	—	—	—	(7)	(7)
Foreign currency translation adjustments, net of deferred income tax expense of $2,391	—	—	—	17,571	(5)	80	17,646
Balance as of December 31, 2020	44,539	$445	$343,042	$(93,731)	$129,693	$(33)	$379,416
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$19,137	$48,265	$3,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	165,084	179,937	179,110
Amortization of deferred financing costs and note discount	12,161	13,447	14,887
Share-based compensation expense	22,264	20,962	15,660
Deferred income tax expense (benefit)	11,768	6,741	(1,738)
Loss on disposal and impairment of assets	4,144	11,653	17,873
Other reserves and non-cash items	(11,635)	(16,959)	153
Redemption cost for early extinguishment of debt	3,018	—	6,408
Changes in assets and liabilities:
Decrease (increase) in accounts and notes receivable, net	3,952	(20,818)	28,015
Decrease (increase) in prepaid expenses, deferred costs, and other current assets	28,763	(2,288)	14,339
Decrease (increase) in inventory, net	2,073	(3,865)	(1,737)
Decrease in other assets	10,996	7,971	7,357
(Decrease) increase in accounts payable	(8,028)	8,233	(2,619)
Increase (decrease) in restricted cash liabilities	49,534	(70,482)	109,093
(Decrease) increase in accrued liabilities	(21,220)	35,266	(44,416)
Decrease in other liabilities	(9,662)	(13,404)	(11,839)
Net cash provided by operating activities	282,349	204,659	334,202

Cash flows from investing activities:
Additions to property and equipment	(91,142)	(124,906)	(107,205)
Acquisitions, net of cash acquired	—	(9,100)	(1,150)
Net cash used in investing activities	(91,142)	(134,006)	(108,355)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	747,003	656,326	882,763
Repayments of borrowings under revolving credit facility	(907,140)	(752,039)	(745,148)
Proceeds from issuance of term loan facility	500,000	—	—
Repayments of term loan facility	(2,500)	—	—
Repayments of convertible notes	(286,741)	—	—
Redemption of long-term notes	—	—	(250,000)
Debt issuance, modification, and redemption costs	(20,805)	(1,085)	(8,430)
Tax payments related to share-based compensation	(6,897)	(4,050)	(5,591)
Proceeds from exercises of stock options	293	3	14
Repurchase of common shares	(16,873)	(50,252)	—
Payment of contingent consideration	(5,180)	—	—
Net cash provided by (used in) financing activities	1,160	(151,097)	(126,392)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,759	2,503	(3,862)
Net increase (decrease) in cash, cash equivalents, and restricted cash	194,126	(77,941)	95,593

Cash, cash equivalents, and restricted cash as of beginning of period	117,469	195,410	99,817
Cash, cash equivalents, and restricted cash as of end of period	$311,595	$117,469	$195,410

Supplemental disclosure of cash flow information:
Cash paid for interest	$38,627	$26,540	$41,115
Cash (refunded) paid for income taxes, net	$(7,058)	$7,699	$851
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation and Summary of Significant Accounting Policies
(a) Description of Business
Cardtronics plc, together with its wholly and majority-owned subsidiaries (collectively, the “Company” or "Cardtronics"), provides convenient automated financial related services to consumers through its global network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). As of December 31, 2020, Cardtronics was the world’s largest ATM owner/operator, providing services in North America, Europe and Africa, and Australia and New Zealand. The Company evaluates, oversees and manages the financial performance of the business through these three operating segments, further described in Note 22. Segment Information.
The Company’s revenues are generally recurring in nature and historically have been derived primarily from convenience transaction fees (or "surcharge"), which are paid by cardholders, as well as other transaction-based fees, including interchange fees, which are paid by the cardholder’s financial institution for the use of the ATMs serving their customers and connectivity to the applicable electronic funds transfer ("EFT") network that transmits data between the ATM and the cardholder’s financial institution. Other revenue sources include: (i) fees from financial institutions that participate in the Company's Allpoint network ("Allpoint"), the world's largest retail-based surcharge-free ATM network (based on the number of participating ATMs), (ii) fees for bank-branding ATMs and providing financial institution cardholders with surcharge-free access, (iii) revenues earned by providing managed services (solutions and transaction processing services) to retailers and financial institutions, (iv) fees earned from foreign currency exchange transactions at the ATM, known as dynamic currency conversion (“DCC”), and (v) revenues from the sale of ATMs and ATM-related equipment and other ancillary services. See Note 3. Revenue Recognition for additional information related to revenue streams and policy.

On January 25, 2021, the Company entered into a definitive agreement to be acquired by NCR Corporation (“NCR”) for $39.00 per share in cash (the “NCR Transaction”). This announcement followed the Company's delivery of a notice to terminate its previously announced definitive agreement with Catalyst Holdings Limited (“Catalyst”), an affiliate of Apollo Management, L.P., dated as of December 15, 2020, pursuant to which the Company would have been acquired by Catalyst for $35.00 per share in cash, in accordance with the terms of such agreement. The proposed transaction with NCR is subject to the satisfaction of customary closing conditions, including approval by the Company's shareholders and receipt of regulatory approvals. It is expected that, subject to the satisfaction or waiver of all relevant conditions, the proposed transaction will be completed in mid-year 2021. As of December 31, 2020, the Company has incurred $8.8 million of costs related to the proposed acquisition of the Company, including investment banking, legal and professional fees, and certain other administrative expenses presented in the Acquisition related expenses line on the Consolidated Statements of Operations. See Note 24. Subsequent Events.
(b) Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of the Company. All material intercompany accounts and transactions have been eliminated in consolidation. The Company owns a majority (95.7%) interest in, and realizes a majority of the earnings and/or losses of Cardtronics Mexico, S.A. de C.V.; thus this entity is reflected as a consolidated subsidiary in the financial statements, with the remaining ownership interests not held by the Company being reflected as noncontrolling interests.
In management’s opinion, all normal recurring adjustments necessary for a fair presentation of the Company’s current and prior period results have been made.
(c) Use of Estimates in the Preparation of the Consolidated Financial Statements
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of this Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include the carrying amount of intangibles, long-lived asset impairments, goodwill, asset retirement obligations (“ARO”), acquisition related contingent consideration liability, and valuation allowances for receivables, inventories, and deferred income tax assets. Additionally, the Company is required to make estimates and assumptions related to the valuation of its derivative instruments and share-based compensation. Actual results could differ from those estimates and these differences could be material to the consolidated financial statements.
(d) Cost of ATM Operating Revenues Presentation
The Company presents the Cost of ATM operating revenues in the accompanying Consolidated Statements of Operations exclusive of depreciation, accretion, and amortization of intangible assets related to ATMs and ATM-related assets.
The following table reconciles the amounts excluded from the Cost of ATM operating revenues line in the Consolidated Statements of Operations to total depreciation, accretion, and amortization of intangible assets included in the Consolidated Statements of Operations for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$101,241	$97,124	$92,805
Amortization of intangible assets	31,874	49,261	52,911
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues	133,115	146,385	145,716
Depreciation and accretion expense included in Selling, general, and administrative expenses	31,969	33,552	33,394
Total depreciation, accretion and amortization of intangible assets	$165,084	$179,937	$179,110
(e) Restructuring Expenses
During 2020, the Company implemented cost reduction initiatives intended to improve its cost structure and operating efficiency partly in response to the impacts of the COVID-19 pandemic (the "Pandemic"). During the years ended December 31, 2020, 2019, and 2018, the Company incurred $9.4 million, $8.9 million and $6.6 million, respectively, of pre-tax expenses related to its restructuring plans. These restructuring activities included costs incurred in conjunction with facilities closures, workforce reductions, professional fees and other related charges.
The following tables reflect the amounts recorded in the Restructuring expenses line in the accompanying Consolidated Statements of Operations for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Europe & Africa	$7,325	$3,828	$1,646
North America	1,665	1,226	3,597
Corporate	338	3,874	1,343
Australia & New Zealand	115	—	—
Total restructuring expenses	$9,443	$8,928	$6,586

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Facilities closures	$7,030	$2,562	$634
Severance and benefits	2,204	2,899	5,952
Professional fees and other costs	209	3,467	—
Total restructuring expenses	$9,443	$8,928	$6,586

The costs incurred in Europe & Africa for the years ended December 31, 2020, 2019 and 2018 included facility related costs consisting of non-cash asset write-offs, accelerated lease expenses as well as amounts pertaining to workforce reductions. The costs incurred in North America and Australia & New Zealand for the years ended December 31, 2020, 2019 and 2018 primarily related to workforce reductions. The costs incurred in Corporate for the years ended December 31, 2020, 2019 and 2018 consisted of professional fees and workforce reductions. The restructuring liability balances as of December 31, 2020 and 2019 were approximately $2.2 million and $1.1 million, respectively, presented within the Accrued liabilities line in the accompanying Consolidated Balance Sheets. These amounts exclude liabilities associated with exited facilities that remain classified in the Company's current and noncurrent operating lease liabilities, in accordance with Accounting Standards Codification ("ASC") 842, Leases.
(f) Cash, Cash Equivalents, and Restricted Cash
For purposes of reporting financial condition, cash and cash equivalents include cash in bank and short-term deposit accounts and physical cash. Additionally, the Company maintains cash on deposit with banks that is pledged for a particular use or restricted to support a liability. Restricted cash largely consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. Restricted cash in current assets is offset by a corresponding liability balance in the Accrued liabilities line in the Consolidated Balance Sheets. The changes in the settlement liabilities corresponding to the changes in the balance of restricted cash during the years ended 2020, 2019, and 2018 are presented in the Statements of Cash Flows within the Increase (decrease) in restricted cash liabilities line.
The following table provides a reconciliation of the ending cash, cash equivalents, and restricted cash balances as of December 31, 2020, 2019, and 2018, corresponding with the balances reflected on the accompanying Consolidated Statements of Cash Flows.

	December 31,
	2020	2019	2018
	(In thousands)
Cash and cash equivalents	$174,242	$30,115	$39,940
Restricted cash	137,353	87,354	155,470
Total cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows	$311,595	$117,469	$195,410
(g) ATM Cash Management Program
The Company relies on arrangements with various banks to provide the cash that it uses to fill its Company-owned, and in some cases merchant-owned and managed services ATMs. The Company refers to such cash as “vault cash”. The Company pays a monthly rental fee based on the average outstanding vault cash balance, as well as fees related to the bundling and preparation of such cash prior to it being loaded in the ATMs. At all times, beneficial ownership of the cash is retained by the vault cash providers and the Company has no right or access to the cash except for the ATMs that are serviced by the Company’s wholly-owned cash-in-transit operations in the U.K. While the U.K. cash-in-transit operations have physical access to the cash loaded in the ATMs, beneficial ownership of that cash remains with the vault cash provider at all times. The Company’s vault cash arrangements expire at various times through December 2025. Based on the foregoing, the ATM vault cash, and the related obligations, are not reflected in the consolidated financial statements. The average outstanding vault cash balance in the Company’s ATMs for the years ended December 31, 2020 and 2019 was approximately $4.0 billion and $3.2 billion, respectively.

(h) Accounts and Notes Receivable, net
Accounts and notes receivable are comprised of amounts due from the Company’s clearing and settlement banks for transaction revenues earned on transactions processed during the month ending on the balance sheet date, as well as receivables from surcharge-free network customers, bank-branding and network-branding customers, managed services customers and for ATMs and ATM-related equipment sales and service. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related amendments (collectively, "Topic 326"), via a cumulative-effect adjustment to opening retained earnings. Topic 326 replaced the incurred loss impairment model under which credit losses were recognized when probable.
The allowance for credit losses represents the Company’s best estimate of the future expected credit losses on the Company's existing accounts and notes receivable. The Company assessed the likelihood of collection of its receivables utilizing historical loss rates and current market conditions that included the estimated impact of the COVID-19 pandemic. Refer to Note 2. New Accounting Pronouncements for additional information on the development of the Company's estimate of expected credit losses.
The Company recorded a provision for estimated credit losses of $1.3 million during the year ended December 31, 2020. The Company recognized bad debts expense of $1.8 million and $0.7 million in the years ended December 31, 2019 and 2018, respectively. As of December 31, 2020, approximately 71% of the Accounts and notes receivable balance was current and not yet due.
(i) Inventory, net
The Company’s inventory is determined using the average cost method. The Company periodically assesses its inventory, and as necessary, adjusts the carrying values to the lower of cost or net realizable value.
The following table reflects the Company’s primary inventory components:

	December 31, 2020	December 31, 2019
	(In thousands)
ATMs	$1,837	$3,425
ATM spare parts and supplies	6,525	8,478
Total inventory	8,362	11,903
Less: Inventory reserves	(1,764)	(1,285)
Inventory, net	$6,598	$10,618
(j) Property and Equipment, net
Property and equipment are stated at cost and depreciation is calculated using the straight-line method over estimated useful lives ranging from three to ten years. Most new ATMs are depreciated over eight years and most refurbished ATMs and installation-related costs are depreciated over five years, all on a straight-line basis. Leasehold improvements are depreciated over the useful life of the asset or the lease term, whichever is shorter.
Also reported in property and equipment are ATMs and the associated equipment the Company has acquired for future installation or has temporarily removed from service and plans to re-deploy. Significant refurbishment costs that extend the useful life of an asset, or enhance its functionality, are capitalized and depreciated over the estimated remaining life of the improved asset. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.
In most of the Company’s markets, maintenance services on ATMs are generally performed by third-party service providers and are generally incurred as a fixed fee per month per ATM. In the U.K., Australia, Canada, and South Africa, maintenance services are, to differing degrees, performed by in-house technicians as well. In all cases, maintenance costs are expensed as incurred.

Included within property and equipment are also costs associated with internally-developed technology assets and implementation costs associated with the Company's enterprise resource planning ("ERP") system. The Company capitalizes certain internal and external costs associated with developing new or enhanced products and technology that are expected to benefit multiple future periods through enhanced revenues and/or cost savings and efficiencies. Internally developed projects are placed into service and depreciation is commenced once available for use. These projects are generally depreciated on a straight-line basis over estimated useful lives of three to nine years.
Depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $131.3 million, $129.1 million, and $124.3 million, respectively.
(k) Intangible Assets Other Than Goodwill
The Company’s intangible assets include merchant and bank-branding contracts/relationships acquired in connection with business acquisitions and asset acquisitions of ATMs and ATM-related assets (i.e., the right to receive future cash flows related to transactions occurring at these ATM locations). They also include exclusive license agreements and site acquisition costs (i.e., the right to be the exclusive ATM provider at specific ATM locations), trade names, technology, non-compete agreements, and deferred financing costs relating to the Company’s revolving credit facility.
The estimated fair value of the merchant and bank-branding contracts/relationships within each acquired portfolio is determined based on the estimated net cash flows and useful lives of the underlying merchant or bank-branding contracts/relationships, including expected renewals. The contracts/relationships comprising each acquired portfolio are typically similar in nature with respect to the underlying contractual terms and conditions. Accordingly, the Company generally pools such acquired contracts/relationships into a single intangible asset, by acquired portfolio, for purposes of computing the related amortization expense. The Company amortizes such intangible assets on a straight-line basis over the estimated useful lives of the portfolios to which the assets relate. The estimated useful life of each portfolio is determined based on the weighted average lives of the expected cash flows associated with the underlying contracts/relationships comprising the portfolio and takes into consideration expected renewal rates and the terms and significance of the underlying contracts/relationships themselves. Costs incurred by the Company to renew or extend the term of a contract/relationship intangible are expensed as incurred, except for any direct payments made to the merchants, which are set up as prepaid merchant fees. Certain acquired merchant and bank-branding contracts/relationships may have unique attributes, such as significant contractual terms or value, and in such cases, the Company will separately account for these contracts/relationships in order to better assess the value and estimated useful lives of the underlying contracts/relationships.
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
Whenever events or changes in circumstances indicate that an intangible asset may be impaired, the Company evaluates the recoverability of the intangible asset and related ATMs, if applicable, by measuring the related carrying amounts against the estimated undiscounted future cash flows associated with the related assets or portfolio of assets. Should the sum of the expected future net cash flows be less than the carrying values of the intangible assets being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying values of the ATMs and intangible assets exceeded the calculated fair value.
Certain prepayments of merchant fees paid in the ordinary course of business also give rise to exclusive license agreements. These prepayments are not a result of a business combination and therefore are not classified as an identifiable intangible asset. Instead, these prepaid merchant fees are carried in current and non-current deferred costs and are amortized over the life of the respective agreement through the Cost of ATM operating revenues line in the accompanying Consolidated Statements of Operations. During the years ended December 31, 2020, 2019, and 2018, the amortization related to these prepaid merchant fees was $11.1 million, $10.6 million, and $11.7 million, respectively.
(l) Goodwill
Included within the Company’s assets are goodwill balances that have been recognized in conjunction with the purchase accounting for completed business combinations. Under U.S. GAAP, goodwill is not amortized but is evaluated periodically for impairment. The Company performs this evaluation annually as of December 31, or more frequently if there are indicators that suggest the fair value of a reporting unit may be below its carrying value. It has been the Company's practice to initially assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment. If necessary, quantitative evaluations are performed at a reporting unit level. However, given the Company's statutory accounting and reporting obligations and the passage of time since the Company's last quantitative test, the Company elected to perform a quantitative test at December 31, 2020.
The Company's reporting units have been determined based on several factors, including (i) whether or not the group has any recorded goodwill, (ii) the availability of discrete financial information, and (iii) how business unit performance is measured and reported. The Company has identified seven separate reporting units for its goodwill assessments: (i) the U.S. and Puerto Rico operations, (ii) the Canada operations, (iii) the Mexico operations, (iv) the U.K. operations, (v) the Germany operations, (vi) the South Africa operations, and (vii) the Australia and New Zealand operations. There was no goodwill associated with the Spain or Ireland operations as of December 31, 2020.
When estimating the fair value of a reporting unit in a quantitative goodwill impairment test, the Company uses an income approach that incorporates both management’s views and those of the market. The Company prepares a discounted cash flow model to estimate the fair value and reconciles the resulting fair values to its market capitalization plus an estimated control premium. In the event of an impairment, the Company has historically utilized the fair value derived from a pure discounted cash flow model as the basis for a recognized impairment loss, comparing the fair value of a reporting unit with its carrying amount and, if applicable, recording an impairment in the amount by which the carrying amount exceeds the fair value.
Goodwill Impairment Evaluation as of December 31, 2020

For the quantitative assessment prepared as of December 31, 2020, the Company prepared a current 5-year cash flow forecast for each reporting unit and utilized discount rates ranging from 8.8% to 13.2%. Based on the results of the quantitative assessment, the Company determined that the carrying value of its reporting units exceeded their fair value.

As of December 31, 2020, the majority of the Company’s reporting units were determined to have fair values significantly in excess of their carrying values. However, the Company recognized a goodwill impairment of $7.3 million in 2019 to reduce the carrying amount of its Canada reporting unit to its fair value. As of December 31, 2020, the Canada reporting unit goodwill was $106.3 million and the fair value of the Canada reporting unit exceeded its carrying value by approximately 14%. To the extent that the Company is unable to perform in accordance with current projections, including the estimated impact of the Pandemic and certain efficiencies and marginally improved cash flows in the future, further impairment charges are possible.
All of the assumptions utilized in performing qualitative and quantitative assessments of reporting unit fair value are inherently uncertain and require significant judgment on the part of the Company. To the extent that the Company is unable to perform in accordance with its projections, further impairment charges are possible.
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

(n) Asset Retirement Obligations (“ARO”)
The Company estimates the fair value of future ARO expenditures associated with the costs to deinstall its ATMs, and in some cases, restore the ATM sites to their original condition. ARO estimates are based on a number of assumptions, including: (i) the types of ATMs that are installed, (ii) the relative mix where the ATMs are installed (i.e., whether such ATMs are located in single-merchant locations or in locations associated with large, geographically-dispersed retail chains), (iii) whether the Company will ultimately be required to refurbish the merchant store locations upon the removal of the related ATMs, and (iv) the timing of the estimated ARO payments. The Company recognizes the fair value of future ARO expenditures as a liability on a pooled basis based on the estimated deinstallation dates in the period in which it is incurred and can be reasonably estimated. The Company’s fair value estimates of liabilities for ARO’s generally involve discounted future cash flows based on the historical experience of deinstallation. ARO costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s estimated useful life, which is based on the average time period that an ATM is installed in a location before being deinstalled. Subsequent to recognizing the initial liability, the Company recognizes an ongoing expense for changes in such liabilities due to the passage of time (i.e., accretion expense), which is recorded in the Depreciation and accretion expense line in the accompanying Consolidated Statements of Operations. As the liability is not revalued on a recurring basis, it is periodically reviewed for reasonableness based on current machine count and updated cost estimates to deinstall ATMs. Upon settlement of the liability, the Company recognizes a gain or loss for any difference between the settlement amount and the liability recorded, which is recorded in the Depreciation and accretion expense line in the accompanying Consolidated Statements of Operations. For additional information related to the Company’s AROs, see Note 12. Asset Retirement Obligations.
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
(p) Derivative Financial Instruments
The Company utilizes derivative financial instruments to hedge its exposure to changing interest rates related to the Company’s ATM cash management activities, its exposure to changing interest rates on its revolving credit facility and term loan facility and, on a limited basis, the Company’s exposure to foreign currency transactions. The Company does not enter into derivative transactions for speculative or trading purposes, although circumstances may subsequently change the designation of its derivatives to economic hedges.
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

(r) Foreign Currency Exchange Rate Translation
As a result of its global operations, the Company is exposed to market risk from changes in foreign currency exchange rates. The functional currencies of these international subsidiaries are their respective local currencies. The results of operations of the Company’s international subsidiaries are translated into U.S. dollars using average foreign currency exchange rates in effect during the periods in which those results are recorded and the assets and liabilities are translated using the foreign currency exchange rate in effect as of each balance sheet reporting date. These resulting translation adjustments to assets and liabilities have been reported in Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets.
The Company currently believes that the unremitted earnings of certain of its subsidiaries will be reinvested in the corresponding country of origin for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in those subsidiaries or on the foreign currency translation adjustment amounts.
(s) Advertising Costs
Advertising costs are expensed as incurred and totaled $2.6 million, $4.2 million and $4.2 million during the years ended December 31, 2020, 2019, and 2018, respectively, and are reported in the Selling, general, and administrative expenses line in the accompanying Consolidated Statements of Operations.
(t) Working Capital Deficit
The Company’s surcharge and interchange revenues are typically collected in cash on a daily basis or within a short period of time subsequent to the end of each month. However, the Company typically pays its vendors on 30 day terms and is not required to pay certain merchants until 20 days after the end of each calendar month. As a result, the Company will typically utilize the excess available cash flow to reduce outstanding borrowings and to fund investments and capital expenditures. Accordingly, it is not uncommon for the Company’s balance sheets to reflect a working capital deficit position. The Company considers such a presentation to be a normal part of its ongoing operations.
(u) Contingencies
The Company evaluates its accounting and disclosures for contingencies on a recurring basis in accordance with U.S. GAAP. An estimated loss from a loss contingency is accrued when it is both probable of occurring and the amount can be reasonably estimated. A contingency that might result in a gain is generally not reflected in the financial statements until realized. For additional information on contingencies, see Note 19. Commitments and Contingencies.
(v) Acquisitions of Third Parties
The Company generally recognizes assets acquired and liabilities assumed in business combinations, including contingent liabilities, based on fair value estimates as of the date of acquisition.
In certain acquisitions, the Company agrees to pay additional amounts to sellers contingent upon achievement by the acquired businesses of certain negotiated goals, such as agreed-upon earnings targets. For the acquisition of Spark ATM Systems Pty Ltd. ("Spark") completed in 2017, the Company recognized liabilities for these contingent obligations based on their estimated fair value at the date of acquisition with any differences between the acquisition-date fair value and the ultimate settlement of the obligations being recognized as an adjustment to Other income, net on the Consolidated Statements of Operations. For additional information related to the Company’s acquisition related contingent consideration and fair value estimates, see Note 18. Fair Value Measurements and Note 19. Commitments and Contingencies.
There were no acquisitions of third parties during the year ending December 31, 2020. In May 2019, the Company paid $9.1 million to acquire ATM processing contracts associated with approximately 62,000 ATMs. For the year ended December 31, 2018, costs included in the Acquisition related expenses line on the Consolidated Statements of Operations included acquisition and integration related professional fees, employee severance, and lease termination costs related to certain operations of DirectCash Payments, Inc., which was acquired in January 2017.

(2) New Accounting Pronouncements
Adoption of New Accounting Pronouncements
Current Expected Credit Losses. On January 1, 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related amendments (collectively, "Topic 326"), via a cumulative-effect adjustment to opening retained earnings. Topic 326 replaced the incurred loss impairment model under which credit losses were recognized when probable. The new guidance requires recognition of credit losses when expected based on a broad range of information, including historical experience and current economic conditions. To implement the standard, the Company applied an aging based methodology using historic loss experience and aging categories. Where necessary, the Company segregated receivables into pools with common characteristics. In addition, where appropriate and where the available information indicated that losses would be minimal, an estimated loss rate was applied. In all cases, losses are recognized when expected. The Company holds no material financing receivables and no other financial instruments measured at amortized cost. The Company's adoption of Topic 326 had the following impact on the Company’s consolidated financial statements:

	December 31, 2019	Topic 326 Adoption	January 1, 2020
	As Reported		As Adjusted
	(In thousands)
Accounts and notes receivable	$101,046	$—	$101,046
Allowance for credit losses	(5,251)	(2,337)	(7,588)
Accounts and notes receivable, net	$95,795	$(2,337)	$93,458

Deferred tax asset, net	$13,159	$466	$13,625
Retained earnings	$125,763	$(1,871)	$123,892

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
On March 2, 2020, the SEC finalized Release No. 33-10762 which made significant changes to its disclosure requirements relating to registered securities that are guaranteed. The disclosure requirements, as amended, are generally effective for filings on or after January 4, 2021, with early adoption permitted. In October 2020, the FASB issued ASU 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, to amend and supersede various SEC paragraphs to reflect the disclosure changes in the SEC release. The new rules, adopted early by the Company in conjunction with its Form 10-Q for the period ended March 31, 2020, changed the form and content of the guarantor financial information disclosures, requiring summarized financial information only as of and for the most recently completed fiscal year and subsequent year-to-date interim period, if certain conditions are met.

Accounting Pronouncements Issued But Not Yet Adopted
In October 2020, FASB issued ASU 2020-10, Codification Improvements, which clarifies application of guidance to a wide variety of topics in the Accounting Standard Codification. The guidance also includes amendments to improve the codification by ensuring that all guidance that requires or provides an option for an entity to disclose information in the notes to the financial statements is codified in the disclosure section of the respective codification and to clarify guidance so that entities can apply guidance more consistently where the original guidance may have been unclear. The ASU is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. The Company is currently evaluating the impact of this clarified guidance on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes, performing intra-period allocations and calculating income taxes in interim periods. The ASU also adds guidance intended to reduce complexity in certain areas, including recognizing deferred taxes for certain changes in the tax basis of goodwill and allocating taxes to members of a consolidated group. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted including adoption in an interm period. The Company is currently evaluating the impact of this new guidance on the Company’s consolidated financial statements.

Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of these accounting pronouncements had or will have a material impact on its consolidated financial statements.
(3) Revenue Recognition
Disaggregated Revenues
The following tables detail the revenues of the Company’s reportable segments disaggregated by financial statement line and component of revenue:

	Year Ended December 31, 2020
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated

Surcharge revenues	$272,448	$99,107	$54,246	$—	$425,801
Interchange revenues	120,587	150,726	—	—	271,313
Bank-branding and surcharge-free network revenues	228,845	1,462	—	—	230,307
Managed services and processing revenues	95,571	7,027	16,706	(5,946)	113,358
Total ATM operating revenues	717,451	258,322	70,952	(5,946)	1,040,779

ATM product sales and other revenues	44,702	7,624	894	—	53,220
Total revenues	$762,153	$265,946	$71,846	$(5,946)	$1,093,999

	Year Ended December 31, 2019
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated

Surcharge revenues	$357,323	$164,606	$79,880	$—	$601,809
Interchange revenues	138,557	212,531	—	—	351,088
Bank-branding and surcharge-free network revenues	203,533	958	—	—	204,491
Managed services and processing revenues	104,542	9,996	19,672	(10,492)	123,718
Total ATM operating revenues	803,955	388,091	99,552	(10,492)	1,281,106

ATM product sales and other revenues	59,559	8,229	511	—	68,299
Total revenues	$863,514	$396,320	$100,063	$(10,492)	$1,349,405

	Year Ended December 31, 2018
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated

Surcharge revenues	$364,580	$120,906	$90,110	$—	$575,596
Interchange revenues	143,803	268,871	—	—	412,674
Bank-branding and surcharge-free network revenues	179,760	—	—	—	179,760
Managed services and processing revenues	99,371	10,614	27,028	(12,113)	124,900
Total ATM operating revenues	787,514	400,391	117,138	(12,113)	1,292,930

ATM product sales and other revenues	42,665	9,379	269	—	52,313
Total revenues	$830,179	$409,770	$117,407	$(12,113)	$1,345,243

As presented, certain prior year amounts have been reclassified to ensure consistency with the current year presentation and management's current views concerning the classification of revenues related to managed services and processing arrangements. The reclassified amounts previously presented as Managed services and processing revenues were reclassified as Surcharge revenues and Bank-branding and surcharge-free network revenues, respectively, in the North America segment, and amounts previously presented as Interchange revenues were reclassified as Managed services and processing revenues in the Europe & Africa and Australia & New Zealand segments. The Company determined that these reclassifications are not material to the previously reported financial statements and had no effect on the reported ATM operating revenues or ATM product sales and other revenues in the Consolidated Statements of Operations.
Revenue is recognized when obligations under the terms of a contract with a customer are satisfied. Revenue is recorded in the ATM operating revenues and ATM product sales and other revenues line items in the Consolidated Statements of Operations.
The Company presents revenues from automated consumer financial services, bank-branding, surcharge-free network offerings, managed services, and other services in the ATM operating revenues line in the Consolidated Statements of Operations. ATM operating revenues are recognized as the associated transactions are processed or monthly on a per ATM or per cardholder basis. When customer contracts provide for up-front fees that do not pertain to a distinct performance obligation, the fees are recognized over the term of the underlying agreement on a straight-line basis. The Company presents revenues from other product sales and services in the ATM product sales and other revenues line in the Consolidated Statements of Operations. ATM product sales and other revenues are recognized when the related performance obligations are fulfilled upon transfer of control of goods or services to the customer.

ATM operating revenues. The Company’s ATM operating revenues consist of the following:
•Surcharge revenue. Surcharge revenues are received in the form of a fee paid by a cardholder who has made a cash withdrawal from an ATM. Surcharge fees can vary widely based on the location of the ATM and the nature of the contracts negotiated with merchants. In the U.S. and Canada, the Company does not receive surcharge fees from cardholders whose financial institutions participate in a surcharge-free network or have branded a location; instead, the Company receives interchange and bank-branding or surcharge-free network-branding revenues, which are discussed below. For certain ATMs, primarily those owned and operated by merchants, the Company does not receive any portion of the surcharge but rather the merchant earns the entire surcharge fee. In the U.K., ATM deployers operate their ATMs on either a free-to-use (surcharge-free) or a pay-to-use (surcharge) basis. On free-to-use ATMs in the U.K., the Company earns interchange revenue on withdrawal and certain other transactions. These fees are paid by the cardholder’s financial institution. On pay-to-use ATMs in the U.K., the Company only earns a surcharge fee paid by the cardholder on withdrawal transactions and interchange is only paid by the cardholder’s financial institution on other non-withdrawal transaction types. The Company earns both surcharge and interchange in Spain. In Germany, Australia, and Mexico, the Company collects surcharge fees on withdrawal transactions but generally does not receive interchange revenue. In South Africa, the Company generally earns interchange revenue, which varies by transaction type and customer arrangement. Surcharge revenues, as described above, are recognized daily as the associated transactions are processed.
•Interchange revenue. An interchange fee is a fee paid by the cardholder’s financial institution for its customer’s use of an ATM owned by another operator and for the fee the EFT network charges to transmit data between the ATM and the cardholder’s financial institution. The Company typically receives a majority of the interchange fee paid by the cardholder’s financial institution, net of the amount retained by the EFT network, and recognizes the net amount received from the network as revenue. In some markets in which the Company operates, interchange fees are earned not only on cash withdrawal transactions but also on other ATM transactions, including balance inquiries and balance transfers. Interchange revenues are subject to various arrangements and are recognized daily as the associated transactions are processed.
•Bank-branding and surcharge-free network revenues. Under a bank-branding arrangement, ATMs that are Company-owned and operated are branded with the logo of the branding financial institution. In exchange for a fee paid by the financial institution, the financial institution’s customers gain access to use these bank-branded ATMs without paying a surcharge fee. Under the Company’s Allpoint retail-based surcharge-free network, financial institutions that participate pay a fixed monthly fee per cardholder and/or a fixed fee per transaction so that cardholders gain surcharge-free access to the Company's large network of ATMs. Bank-branding and surcharge-free network revenues are generally recognized monthly on a per ATM or per cardholder basis, except for transaction-based fee arrangements which are recognized daily as they occur. Any up-front fees associated with these arrangements are recognized ratably over the life of the arrangement.
•Managed services and processing revenues. Under managed service agreements, the Company provides various forms of ATM-related services, including monitoring, maintenance, cash management, cash delivery, customer service, on-screen advertising, processing and other services to merchants, financial institutions, and third-party ATM operators. Under processing arrangements, the Company provides transaction processing services to merchants, financial institutions, and third-party operators. Under managed services and processing arrangements, surcharge and interchange fees are generally earned by the customer and the Company typically receives a monthly service fee, fee per transaction, or fee per service provided in return for providing the agreed-upon operating services. The managed services and processing fees are recognized as the related services are provided to the customers.
The Company’s bank-branding, surcharge-free network and managed services arrangements result in the Company providing a series of distinct services with similar patterns of transfer to the customer. As a result, these arrangements create performance obligations that are satisfied over-time (generally 3-5 years) for which the Company has a right to consideration that corresponds directly with the value of the Company’s performance completed to date. In conjunction with these arrangements, the Company recognizes revenue in the amount that it has a right to receive. Variable consideration may exist in these arrangements and is recognized only to the extent a significant reversal is not probable.
ATM product sales and other revenues. The Company earns revenues from the sale of ATMs and ATM-related equipment as well as the delivery of other non-transaction-based services. Revenues related to these activities are recognized when ownership of the equipment is transferred to the customer. With respect to the sale of ATMs to Value-Added-Resellers (“VARs”), the Company recognizes revenues related to such sales when ownership of the equipment is transferred to the VARs.

Due to the transactional nature of the Company’s revenue, there are no significant judgments that affect the determination of the amount and timing of its revenues.
Contract Balances
As of December 31, 2020, the Company has recognized no significant contract assets. Contract liabilities totaled $8.1 million and $9.0 million at December 31, 2020 and 2019, respectively. These amounts primarily represent advanced consideration received in association with bank-branding and surcharge-free network arrangements. The Company expects to recognize the revenue associated with its contract liabilities ratably over various periods generally extending over the next 36 months.
Contract Acquisition Costs
The Company expects that the incremental commissions paid to sales personnel, together with other associated costs, are recoverable, and therefore, the Company capitalizes these amounts as deferred contract acquisition costs. Deferred contract acquisition costs totaled $6.5 million and $7.5 million as of December 31, 2020 and 2019, respectively. Sales commissions capitalized are generally amortized over a 4-5 year period corresponding with the related agreements. Similarly, the costs incurred to fulfill a contract, primarily consisting of prepaid merchant commissions and other consideration paid or provided to merchant partners, are capitalized and recognized over the duration of the related contract. The Company does not capitalize the costs of obtaining a contract if the associated contract is one year or less.
Practical Expedients and Other Disclosures
On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective adoption method for contracts that were not completed as of January 1, 2018. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening retained earnings. In order to adopt and subsequently apply the new revenue standard, the Company utilized various practical expedients. The Company elected not to re-examine contracts modified prior to its adoption using the modified retrospective adoption method and elected to utilize a portfolio approach to assess and apply the impact of the new revenue standard. Furthermore, the Company has elected not to disclose information about remaining performance obligations that have original expected durations of one year or less.
(4) Share-Based Compensation
The Company accounts for its share-based compensation by recognizing the grant date fair value of share-based awards, net of estimated forfeitures, as share-based compensation expense over the underlying requisite service periods of the related awards. The grant date fair value is based upon the Company’s share price on the date of the grant.
The following table reflects the total share-based compensation expense amounts reported in the Consolidated Statements of Operations:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cost of ATM operating revenues	$1,488	$1,488	$788
Selling, general, and administrative expenses	20,776	19,474	14,872
Total share-based compensation expense	$22,264	$20,962	$15,660
Total share-based compensation expense increased by $1.3 million during the year ended December 31, 2020 compared to 2019 and increased by $5.3 million during the year ended December 31, 2019 compared to 2018. These fluctuations are attributable to the amount, timing and terms of share-based payment awards granted during the respective periods, net of estimated forfeitures. Additionally, total share-based compensation expense increased in 2019 due to the recognition of comparatively higher estimated payouts for the performance-based awards granted in 2018.

Share-based compensation plans. The Company currently has two long-term incentive plans - the Fourth Amended and Restated 2007 Stock Incentive Plan (as amended, the “2007 Plan”) and the 2001 Stock Incentive Plan (“2001 Plan”). The purpose of each of these plans is to provide members of the Board and employees of the Company additional incentive and reward opportunities designed to enhance the profitable growth of the Company. Equity grants awarded under these plans generally vest in various increments up to four years based on continued employment. The Company handles stock option exercises and other share grants through the issuance of new common shares. All grants during the periods presented were made under the 2007 Plan. There were no awards outstanding under the 2001 Plan as of December 31, 2020.
2007 Plan. The 2007 Plan provides for the granting of the following awards: incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, options that do not constitute incentive stock options, Restricted Stock Awards (“RSAs”), phantom share awards, Restricted Stock Units (“RSUs”), bonus share awards, and annual incentive awards. The number of common shares that may be issued under the 2007 Plan may not exceed 9,679,393 shares. The shares issued under the 2007 Plan are subject to further adjustment to reflect share dividends, share splits, recapitalizations, and similar changes in the Company’s capital structure. As of December 31, 2020, 904,196 options and 7,278,646 shares of RSAs and RSUs, net of cancellations and forfeitures, had been granted under the 2007 Plan and options to purchase 319,731 common shares have been exercised. There were no unvested RSAs during the years presented because the Company has not granted RSAs since 2013.
Restricted Stock Units. The Company grants RSUs under its Long-Term Incentive Plan (“LTIP”), which is an annual equity award program under the 2007 Plan. The ultimate number of RSUs that are determined to be earned under the LTIP are approved by the Compensation Committee of the Company’s Board of Directors based on the Company’s achievement of previously specified performance levels at the end of the associated performance period. RSU grants are service-based (“Time-RSUs”), performance-based (“Performance-RSUs”), or market-based (“Market-Based-RSUs”). Each is recognized ratably over the associated service period. For Time-RSUs and Market-Based-RSUs, the Company recognizes the related compensation expense based on the grant date fair value. The grant date fair value of the Time-RSUs is the Company's closing stock price on the date of grant while the grant date fair value of the Market-Based-RSUs is derived from a Monte Carlo simulation. For Performance-RSUs, the Company recognizes the related compensation expense based on the estimated performance levels that management believes will ultimately be met. Time-RSUs are convertible into the Company’s common shares upon passage of the annual graded vesting periods, which begin on the grant date and extend 3-4 years. Performance-RSUs and Market-Based-RSUs will be earned to the extent the Company achieves the associated performance-based or market-based vesting conditions and these awards are convertible into the Company’s common shares after the passage of the vesting periods which extend 3-4 years from the grant date. Although Performance-RSUs and Market-Based-RSUs are not considered to be earned and outstanding until the vesting conditions are met, the Company recognizes the related compensation expense over the requisite service period (or to an employee’s qualified retirement date, if earlier). RSUs may also be granted outside of LTIPs, with or without performance-based vesting requirements.
The number of the Company’s earned non-vested RSUs as of December 31, 2020, 2019, and 2018 and the changes during these years are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of January 1, 2018	1,006,009	$37.88
Granted	723,045	26.96
Vested	(657,814)	38.67
Forfeited	(160,075)	37.34
Non-vested RSUs as of December 31, 2018	911,165	28.74
Granted	268,360	32.29
Vested	(397,451)	29.60
Forfeited	(39,722)	31.13
Non-vested RSUs as of December 31, 2019	742,352	29.44
Granted	921,962	23.58
Vested	(519,583)	27.65
Forfeited	(69,372)	27.38
Non-vested RSUs as of December 31, 2020	1,075,359	$25.41

The above table only includes earned RSUs. Performance-RSUs and Market-Based-RSUs that are not yet earned are not included. The number of unearned Performance-RSUs granted at the target threshold in 2020, net of actual forfeitures, was 205,994 units with a grant date fair value of $21.75 per unit. The number of unearned Market-Based-RSUs granted in 2020, net of actual forfeitures, was 189,428 units with a grant date fair value of $30.53 per unit. The number of unearned Performance-RSUs granted at the target threshold in 2019, net of actual forfeitures, was 109,565 units with a grant date fair value of $33.70 per unit. The number of unearned Market-Based-RSUs granted in 2019, net of actual forfeitures, was 109,490 units with a grant date fair value of $49.10 per unit. The number of unearned Market-Based-RSUs granted in 2018, net of actual forfeitures, was 134,989 units with a grant date fair value of $24.13 per unit. Time-RSUs are included in the listing of earned and outstanding RSUs when granted. The weighted average grant date fair value of the earned RSUs granted was $23.58,  $32.29, and $26.96, for the years ended December 31, 2020, 2019, and 2018, respectively.
The total fair value of RSUs that vested during the years ended December 31, 2020, 2019, and 2018 was $21.3 million, $12.7 million, and $16.7 million, respectively. Compensation expense associated with RSUs totaled $20.3 million, $19.5 million, and $15.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, the unrecognized compensation expense associated with earned RSUs was $8.6 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted average vesting period of approximately 1.84 years.
Options. The number of the Company’s outstanding stock options as of December 31, 2020, 2019 and 2018 and the changes during these years are presented below:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
			(in thousands)
Options outstanding as of January 1, 2018	1,250	$9.69
Granted	234,959	22.31
Exercised	(1,250)	9.69
Options outstanding as of December 31, 2018	234,959	$22.31	$867	9.25	years
Granted	145,221	31.99
Options outstanding as of December 31, 2019	380,180	$26.01	$7,087	8.60	years
Granted	233,888	20.92
Exercised	(17,856)	22.31
Forfeited	(11,747)	31.99
Options outstanding as of December 31, 2020	584,465	$23.96	$6,625	8.27	years

Options vested and exercisable as of December 31, 2020	189,228	$24.59	$2,027	7.47	years
During the year ended December 31, 2019, no options were exercised and no options expired or were forfeited. The weighted average exercise prices associated with the grant, exercise and forfeiture activity are reflected in the table above.
As of December 31, 2020, the unrecognized compensation expense associated with outstanding options was approximately $2.2 million, which will be recognized over the remaining weighted average vesting period of approximately 1.71 years.
Fair value assumptions. The Company utilizes the Black-Scholes option-pricing model to value options, which requires the input of certain subjective assumptions, including the expected life of the options, expected volatility of the Company's common equity, expected dividend rate, a risk-free interest rate, and an estimated forfeiture rate. These assumptions are based on management’s best estimate at the time of grant. The value assumptions for the option awards granted in the years ended December 31, 2020, 2019 and 2018 are presented below:

Valuation assumptions:	Options Granted in 2020	Options Granted in 2019	Options Granted in 2018
Expected option term (in years)	6.0	6.0	6.0
Expected stock price volatility	44.68%	39.87%	33.02%
Expected dividend yield	—%	—%	—%
Risk-free interest rate	0.51%	2.46%	2.62%

(5) Earnings Per Share
The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common shareholders) when their impact on net income available to common shareholders is anti-dilutive.
Potentially dilutive securities for the years ended December 31, 2020, 2019, and 2018 include all outstanding stock options and RSUs, and the potentially dilutive effect of outstanding warrants. Prior to the June and November 2020 repayments of the Company's 1.00% Convertible Senior Notes, potentially dilutive securities also included the shares underlying the Convertible Senior Notes and the associated note hedges that were settled and terminated in the second and fourth quarter upon repayment of the corresponding note principal. The outstanding warrants, shares underlying the convertible notes and note hedges were excluded from diluted shares outstanding during the years ended December 31, 2020, 2019 and 2018 as the exercise price exceeded the average market price of the Company’s common shares in all periods presented. See Note 11. Current and Long-Term Debt, for further discussion of the Company's Convertible Notes and associated derivatives.
The details of the Company's Earnings per Share calculation are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, excluding share and per share amounts)
Net income available to common shareholders	$19,144	$48,274	$3,676
Weighted average common basic shares outstanding (for basic calculation)	44,537,467	45,514,703	45,988,775
Dilutive effect of outstanding common stock options and RSUs	860,027	500,631	447,664
Weighted average common dilutive shares outstanding (for diluted calculation)	45,397,494	46,015,334	46,436,439

Net income per common share - basic	$0.43	$1.06	$0.08
Net income per common share - diluted	$0.42	$1.05	$0.08

The computations of diluted earnings per share for the years ended December 31, 2020, 2019 and 2018 exclude approximately 390,000, 133,000 and 288,000 potentially dilutive common shares, respectively, because the effect of including these shares in the computation would have been antidilutive. In addition, the computation of diluted earnings per share for the years ended December 31, 2020 and 2019 exclude approximately 52,000 and 220,000 weighted average dilutive shares, respectively, that are contingently issuable, consisting of market-based and performance based awards for which all necessary conditions had not been satisfied.
(6) Related Party Transactions

On December 15, 2020, the Company entered into a definitive agreement with Catalyst, pursuant to which Catalyst would acquire the Company for $35.00 per share in cash and Hudson Executive Capital L.P., an approximately 19.4% shareholder of the Company, agreed to rollover certain of its shares. Mr. Douglas Braunstein, a member of the Board of Directors of the Company, is the Managing Partner and Founder of Hudson Executive Capital, L.P. On January 25, 2021, the Company delivered a notice of termination to Catalyst and entered into a definitive agreement to be acquired by NCR for $39.00 per share in cash. See Note 24. Subsequent Events.

(7) Property and Equipment, net
The Company’s property and equipment consisted of the following:

	December 31, 2020	December 31, 2019
	(In thousands)
ATM equipment and related costs	$772,011	$688,424
Technology assets	188,115	176,869
Facilities, equipment, and other	107,551	121,917
Total property and equipment	1,067,677	987,210
Less: Accumulated depreciation	(637,835)	(525,933)
Property and equipment, net	$429,842	$461,277
As discussed in Note 1. Basis of Presentation and Summary of Significant Accounting Policies - (j) Property and Equipment, net, the property and equipment balances include assets available for deployment and deployments in process of $46.7 million and $29.3 million as of December 31, 2020 and 2019, respectively.
(8) Intangible Assets
Goodwill
The following tables present the net carrying amount of the Company’s goodwill as of December 31, 2020 and 2019, as well as the changes in the net carrying amounts for the years ended December 31, 2020 and 2019 by segment. As of December 31, 2020, the Company held no significant indefinite-lived intangible assets. For additional information related to the Company's segments, see Note 22. Segment Information.

	North America	Europe & Africa	Australia & New Zealand	Total
	(In thousands)
Goodwill, gross as of December 31, 2018	$556,570	$231,121	$151,494	$939,185
Accumulated impairment loss	—	(50,003)	(140,038)	(190,041)
Goodwill, net as of December 31, 2018	556,570	181,118	11,456	749,144

Foreign currency translation adjustments	4,943	5,871	(63)	10,751

Goodwill, gross as of December 31, 2019	561,513	236,992	151,431	949,936
Accumulated impairment loss	(7,303)	(50,003)	(140,038)	(197,344)
Goodwill, net as of December 31, 2019	554,210	186,989	11,393	752,592

Foreign currency translation adjustments	2,221	3,159	1,130	6,510

Goodwill, gross as of December 31, 2020	563,734	240,151	152,561	956,446
Accumulated impairment loss	(7,303)	(50,003)	(140,038)	(197,344)
Goodwill, net as of December 31, 2020	$556,431	$190,148	$12,523	$759,102

Intangible Assets with Definite Lives
The following table presents the Company’s intangible assets that were subject to amortization:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Merchant and bank-branding contracts/relationships	$496,634	$(424,511)	$72,123	$489,363	$(388,598)	$100,765
Trade names	20,262	(14,144)	6,118	18,391	(12,792)	5,599
Technology	12,003	(8,983)	3,020	12,389	(7,952)	4,437
Non-compete agreements	4,442	(4,442)	—	4,408	(4,408)	—
Revolving credit facility deferred financing costs	5,821	(2,453)	3,368	5,256	(2,132)	3,124
Total intangible assets with definite lives	$539,162	$(454,533)	$84,629	$529,807	$(415,882)	$113,925
During the year ended December 31, 2019, the Company paid $9.1 million to acquire ATM processing contracts associated with approximately 62,000 ATMs. These intangible assets were recognized as customer/merchant contracts and are being amortized over a 5 year period.
The majority of the Company’s intangible assets with definite lives are being amortized over the assets’ estimated useful lives utilizing the straight-line method. Estimated useful lives generally range from four to ten years for merchant and bank-branding contracts/relationships, two to ten years for exclusive license agreements (classified with the contracts/relationships above), one to fifteen years for definite-lived trade names, three years for acquired technology, and one to five years for non-compete agreements. The Company periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a reduction in fair value or a revision of those estimated useful lives.
Amortization of definite-lived intangible assets is recorded in the Amortization of intangible assets line in the accompanying Consolidated Statements of Operations, except for deferred financing costs related to the revolving credit facility and certain exclusive license agreements entered into in the ordinary course of business and not recognized in conjunction with a business combination. Although classified in intangible assets, amortization of the revolving credit facility deferred financing costs is combined with the amortization of note discount related to other debt instruments and is recorded in the Amortization of deferred financing costs and note discount line in the accompanying Consolidated Statements of Operations.
During the year ended December 31, 2020, the Company expensed approximately $0.8 million of deferred financing costs associated with its revolving credit facility upon entering into a third amendment to the revolving credit facility agreement, which reduced the borrowing capacity of the facility. This expense was recognized in the Amortization of deferred financing costs and note discount line of the Consolidated Statements of Operations. Deferred financing costs relating to the revolving credit facility are amortized over the contractual term of the revolving credit facility utilizing the effective interest method. The remaining unamortized deferred financing cost balance will be amortized in the amount of approximately $0.9 million per year in 2021-2023 and approximately $0.7 million in 2024. These figures are included in the estimated amortization table, below. See Note 11. Current and Long-Term Debt.

Estimated Amortization
Estimated amortization for the Company’s intangible assets with definite lives as of December 31, 2020, for each of the next five years and thereafter, is as follows (in thousands):

2021	$25,872
2022	20,407
2023	17,731
2024	15,277
2025	3,674
Thereafter	1,668
Total	$84,629

(9) Prepaid Expenses, Deferred Costs, and Other Assets
The Company’s prepaid expenses, deferred costs, and other assets consisted of the following:

	December 31, 2020	December 31, 2019
	(In thousands)
Current portion of prepaid expenses, deferred costs, and other current assets
Prepaid expenses	$39,241	$36,207
Interest rate swap and cap contracts	—	1,872
Deferred costs and other current assets	14,712	46,560
Total	$53,953	$84,639

Noncurrent portion of prepaid expenses, deferred costs, and other noncurrent assets
Prepaid expenses	$11,853	$21,206
Interest rate swap and cap contracts	—	8,766
Deferred costs and other noncurrent assets	6,256	7,964
Total	$18,109	$37,936

(10) Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	December 31, 2020	December 31, 2019
	(In thousands)
Accrued merchant settlement	$213,067	$154,181
Accrued merchant fees	24,869	33,037
Accrued taxes	22,217	36,067
Accrued compensation	17,849	23,676
Accrued processing costs	11,676	12,159
Accrued cash-in-transit	8,549	8,307
Accrued purchases	8,084	7,138
Accrued cash management fees	7,742	9,291
Accrued maintenance	6,513	6,463
Accrued interest	5,537	3,775
Accrued telecommunications costs	2,011	1,664
Other accrued expenses	38,171	39,004
Total accrued liabilities	$366,285	$334,762

(11) Current and Long-Term Debt
The Company’s carrying value of current and long-term debt consisted of the following:

	December 31, 2020	December 31, 2019
	(In thousands)
Revolving credit facility due September 2024, including swingline credit facility	$—	$167,227
Term loan facility due June 2027, net of unamortized discount and capitalized debt issuance costs	480,985	—
5.50% Senior notes due May 2025, net of unamortized capitalized debt issuance costs	297,192	296,545
1.00% Convertible senior notes due December 2020, net of unamortized discount and capitalized debt issuance costs	—	275,703
Total Debt	778,177	739,475
Less: Current portion	(5,000)	—
Total Long-Term Debt	$773,177	$739,475
The Term Loan Facility (or "Term Loan") due June 2027 with a face value of $497.5 million is presented net of unamortized discount and capitalized debt issuance costs of $16.5 million as of December 31, 2020. Mandatory quarterly installments of principal repayments under the Term Loan, totaling $5.0 million in the next twelve months, are presented in the Current portion of long-term debt line of the Company's Consolidated Balance Sheet as of December 31, 2020. The 5.50% Senior Notes due 2025 (the “2025 Notes”) with a face value of $300.0 million are presented net of capitalized debt issuance costs of $2.8 million and $3.5 million as of December 31, 2020 and December 31, 2019, respectively. The 1.00% Convertible senior notes due December 2020 (the "Convertible Notes") with a face value of $287.5 million as of December 31, 2019 are presented net of unamortized discounts and capitalized debt issuance costs of $11.8 million as of December 31, 2019. For additional information related to the Convertible Notes and the 2020 repayments, see 1.00% Convertible Senior Notes Due 2020 and Related Equity Instruments below.

Revolving Credit Facility

As of December 31, 2019, the Company was party to a $750 million revolving credit agreement with a maturity date of September 19, 2024. On May 29, 2020, the Company entered into a second amendment to its second amended and restated credit agreement (the "Second Amendment"). Given the unprecedented conditions across all of the markets in which the Company operates, due to the impact of the Pandemic and as a precautionary measure, the Company sought this amendment to provide financial covenant relief should transactions and corresponding revenues not recover or further weaken from results experienced during the onset of the Pandemic. With this amendment, the covenant levels for the Total Net Leverage Ratio (as defined in the Second Amendment and discussed further below) were revised to provide increased flexibility during a Restricted Period, which will end on the earlier of (a) October 1, 2021 or (b) the date on which (i) the Company terminates the Restricted Period at its election and (ii) as modified by the third amendment, the Total Net Leverage ratio does not exceed 4.50 to 1.0 (the "Restricted Period"). Under the Second Amendment, in consideration for the financial covenant relief, the interest rates for borrowings and the issuance of letters of credit and fees payable on any unused amounts of the revolving credit facility are subject to certain upward adjustments, including new applicable margins above reference rates and new commitment fee rates when the Total Net Leverage Ratio exceeds 4.00 to 1.0 and amended reference rate floors during the Restricted Period. The Second Amendment provides that the Company is subject to some additional limitations under certain covenant baskets while financial covenant relief remains in effect.
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
Due to the reduction in capacity under the Amended Credit Agreement, the Company expensed approximately $1.2 million of the deferred financing costs and amendment fees, presented within the Amortization of deferred financing costs and note discount line in the Consolidated Statements of Operations. The deferred financing costs associated with the Amended Credit Agreement are classified within Intangible assets, net and presented within Note 8. Intangible Assets.
The total commitments under the credit facility can be borrowed in U.S. dollars, alternative currencies (including Euros, U.K. pounds sterling, Canadian dollars, Australian dollars and South African rand), or a combination thereof. With the exception of swingline loans, borrowings accrue interest, based on the type of currency borrowed, at the Alternate Base Rate, the Canadian Prime Rate, the Adjusted LIBO Rate, the Canadian Dealer Offered Rate, the Bank Bill Swap Reference Rate or the Johannesburg Interbank Agreed Rate (each, as defined in the Amended Credit Agreement) plus the applicable margin depending on the Company’s most recent Total Net Leverage Ratio (as defined in the Amended Credit Agreement). The margin for Alternative Base Rate loans and Canadian Prime Rate loans varies between 0.0% and 2.00%, and the margin for Adjusted LIBO Rate loans, Canadian Dealer Offered Rate loans, Bank Bill Swap Reference Rate loans and Johannesburg Interbank Agreed Rate loans varies between 1.00% and 3.00%.
Swingline loans denominated in U.S. dollars bear interest at the Alternate Base Rate plus a margin as described above, swingline loans denominated in Canadian dollars bear interest at the Canadian Prime Rate plus a margin as described above and swingline loans denominated in other alternative currencies bear interest at the Overnight Foreign Currency Rate (as defined in the Amended Credit Agreement) plus the applicable margin for the Adjusted LIBO Rate, the Bank Bill Swap Reference Rate or the Johannesburg Interbank Agreed Rate, as applicable.

Each of the Guarantors (as defined in the Amended Credit Agreement) has guaranteed the full and punctual payment of the obligations under the revolving credit facility and the obligations under the revolving credit facility are secured by substantially all of the assets of the credit facility Guarantors, subject to permitted liens and other customary exceptions.

Financial covenants under the Amended Credit Agreement are determined as of the last day of each fiscal quarter. The Company is required to maintain an Interest Coverage Ratio, as defined in the Amended Credit Agreement, of no less than 3.00 to 1.00. During the Restricted Period, the Amended Credit Agreement provides for adjustments to the Total Net Leverage Ratio covenant as follows: (i) for the fiscal quarter ending December 31, 2020, the Total Net Leverage Ratio shall not exceed 5.25 to 1.0; (ii) for the fiscal quarter ending March 31, 2021, the Total Net Leverage Ratio shall not exceed 5.50 to 1.0; (iii) for the fiscal quarter ending June 30, 2021, the Total Net Leverage Ratio shall not exceed 5.25 to 1.0; and (iv) for the fiscal quarter ending September 30, 2021, the Total Net Leverage Ratio shall not exceed 5.00 to 1.0. For each fiscal quarter ending on or after the end of the Restricted Period, the Company shall not permit the Total Net Leverage ratio to exceed 4.50 to 1.0.

The Amended Credit Agreement requires certain mandatory prepayments if (i) other than as a result of fluctuations in currency exchange rates, revolving credit exposures exceed the total commitments or, solely as a result of fluctuations in currency exchange rates, the revolving credit exposures exceed 105% of the total commitments and (ii) during the Restricted Period, Unencumbered Balance Sheet Cash (as defined in the Amended Credit Agreement) exceeds $100 million for five consecutive business days.

The Company is limited in its ability to make certain payments. Such restricted payments are generally not permitted in the Restricted Period; however, outside of the Restricted Period the Company may generally make such restricted payments so long as no event of default exists at the time of such payment and would not result therefrom and the Total Net Leverage Ratio is equal to or less than 3.75 to 1.00 at the time such restricted payment is made. As of December 31, 2020, the Company was in compliance with all applicable covenants and ratios under the Amended Credit Agreement.

The Amended Credit Agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to: (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, (iv) notification of certain events, and (v) limitations on the ability of the Company and certain of its subsidiaries to, among other things, sell or transfer assets, merge into or consolidate with any third-party or liquidate or dissolve, incurrence or guarantee of indebtedness, create liens, make investments, pay dividends or other distributions on or redeem or repurchase shares, make payments on subordinated indebtedness, enter into certain restrictive agreements or hedging transactions, engage in transactions with affiliates, enter into sale and leaseback transactions, amend their organizational documents, amend certain terms of existing indebtedness and change their fiscal year-end.
As of December 31, 2020, the Company had no outstanding borrowings under its $600 million revolving credit facility and $10.1 million outstanding standby letters of credit under the facility. The weighted average interest rate on the Company’s outstanding borrowings under the revolving credit facility was 2.3% as of December 31, 2019.

Term Loan Facility

On June 29, 2020, the Company entered into the Term Loan, by and among the Company, certain of its subsidiaries (including Cardtronics USA, Inc. as the “Borrower”), the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. Pursuant to the Term Loan, the Company borrowed $500 million of aggregate principal and used a portion of the net proceeds to repay outstanding borrowings under its revolving credit facility and retire the Convertible Notes. The Term Loan was issued with an original issue discount of 175 basis points and interest accrues at the rate of LIBOR plus 400 basis points, with a 1.00% LIBOR floor. Interest is payable quarterly, or in shorter intervals for LIBOR borrowings with a duration of less than three months.

The Term Loan matures on June 29, 2027 and requires installment principal repayments equal to 1% of the initial aggregate principal per annum, paid quarterly, with the outstanding balance due on the maturity date. The Term Loan Agreement requires certain other mandatory prepayments, including mandatory prepayments based on (i) a specified percentage of Excess Cash Flow (as defined in the Term Loan Agreement) on an annual basis, commencing with the fiscal year ending December 31, 2021, (ii) the net proceeds of certain asset sales and/or insurance/condemnation events above a threshold amount, subject to reinvestment rights and other exceptions and (iii) the net proceeds of any issuance or incurrence of debt that is not permitted by the Term Loan Agreement, subject to certain exceptions. Outstanding balances are fully prepayable on a voluntary basis at par, subject to premiums for certain repricing or refinancing transactions, but may not be borrowed again once prepaid. During the year ending December 31, 2020, the Company made mandatory principal repayments of the Term Loan of $2.5 million.

Each of the Guarantors of the Term Loan Agreement (as defined in the Term Loan Agreement) have guaranteed the full and punctual payment of the obligations under the Term Loan Agreement and the obligations under the Term Loan Agreement are secured by substantially all of the assets of such Guarantors, subject to permitted liens and other customary exceptions.

The Term Loan Agreement contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to: (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws, (iv) notification of certain events, and (v) limitations on the ability of the Company and certain of its subsidiaries to, among other things, sell or transfer assets, merge into or consolidate with any third-party or liquidate or dissolve, incur or guarantee indebtedness, create liens, make investments, pay dividends or other distributions on or redeem or repurchase shares, make payments on subordinated indebtedness, enter into certain restrictive agreements or hedging transactions, engage in transactions with affiliates, enter into sale and leaseback transactions, amend their organizational documents, amend certain terms of existing indebtedness, and change their fiscal year-end.

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
1.00% Convertible Senior Notes Due 2020 and Related Equity Instruments
On November 19, 2013, Cardtronics, Inc. issued the Convertible Notes at par value of $287.5 million. After bifurcating the embedded conversion option and classifying it within equity, the Company recorded the notes at a discount, determining that the fair value of the debt component to be $215.8 million. Taking into account the discount resulting from the bifurcation, the effective interest rate recognized on the Convertible Notes was approximately 5.26%. Interest on the Convertible Notes accrued at the rate of 1.00% per annum and was payable semi-annually in cash in arrears on June 1 and December 1 of each year.
In June 2020, the Company repurchased and cancelled an aggregate principal amount of Convertible Notes equal to $171.9 million. The Company recognized a loss on extinguishment of $3.0 million in conjunction with the repurchase and cancellation of these notes. On November 30, 2020, the Company repaid the remaining outstanding principal balance of $115.6 million, together with accrued and unpaid interest of $0.6 million using available cash. None of the Convertible Notes were converted into shares prior to repayment of the notes upon maturity.

The Company’s interest expense related to the Convertible Notes consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash interest per contractual coupon rate	$1,885	$2,875	$2,875
Amortization of note discount	7,921	11,341	10,762
Amortization of debt issuance costs	623	855	772
Total interest expense related to Convertible Notes	$10,429	$15,071	$14,409

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

On June 30, 2020, the Company entered into agreements with the counterparties of the convertible note hedges and warrants to terminate a proportionate amount of the instruments, corresponding to the portion of the Convertible Notes cancelled in June 2020, for net consideration to the counterparties of $1.0 million.
The remaining call options under the note hedge terminated upon the maturity of the Convertible Notes. The remaining 2.2 million warrants outstanding have a strike price of $73.29 and expire incrementally on a series of expiration dates from June 2021 through August 30, 2021.
If the share price of the Company's stock remains below the strike price of the warrants, Cardtronics plc’s shareholders will not experience any dilution; however, to the extent that the price of the shares exceeds the strike price of the warrants on any or all of the series of related expiration dates of the warrants, Cardtronics plc would be required to, at the Company’s election, (i) issue additional shares to the warrant holders or (ii) settle the difference between the price of the shares and the strike price of the warrants in cash to the warrant holders.
2018 Redemption
On December 19, 2018, the Company used borrowings under its revolving credit facility to redeem the aggregate principal of its, then outstanding, $250.0 million 5.125% Senior Notes Due 2022. In connection with the early extinguishment of the 2022 Notes, the Company recorded a $1.4 million pre-tax charge during the year ended December 31, 2018 to write off the associated unamortized deferred financing costs. This write-off is reflected in the Amortization of deferred financing costs and note discount line in the accompanying Consolidated Statements of Operations. Additionally, during the year ended December 31, 2018, the Company recorded a $6.4 million pre-tax charge related to the premium paid at redemption, which is included in the Redemption costs for early extinguishment of debt line in the accompanying Consolidated Statements of Operations.
Debt Maturities
Aggregate maturities of the principal amounts of the Company’s long-term debt as of December 31, 2020, for each of the next five years, and thereafter is as follows (in thousands):

2021	$5,000
2022	5,000
2023	5,000
2024	5,000
2025	305,000
Thereafter	472,500
Total	$797,500

(12) Asset Retirement Obligations
Asset retirement obligations (“ARO”) consist of costs to deinstall the Company’s ATMs and restore the ATM sites to their original condition. These costs to deinstall ATMs are estimated based on current market rates. In most cases, the Company is contractually required to perform the deinstallation of company-owned ATMs and, in some cases, site restoration work. For each group of similar ATM placements, the Company estimates the fair value of the future ARO based on the discounted estimated future cash flows and recognizes the amount as a liability in the Consolidated Balance Sheets. The Company capitalizes the initial estimated fair value of the future ARO and depreciates the ARO assets on a straight-line basis over their estimated useful lives, based on the average time period that an ATM is installed in a location before being deinstalled. The ARO liabilities, which are recognized at discounted amounts, are accreted to their estimated future value over the same period of time.
The changes in the Company’s ARO liability consisted of the following:

	December 31, 2020	December 31, 2019
	(In thousands)
Beginning balance asset retirement obligations	$61,195	$61,223
Additional obligations	4,637	3,721
Accretion expense	1,928	1,540
Change in estimates	—	—
Payments	(5,709)	(6,041)
Foreign currency translation adjustments	1,439	752
Ending balance asset retirement obligations	63,490	61,195
Less: current portion of asset retirement obligations	6,517	5,701
Ending balance asset retirement obligations, excluding current portion	$56,973	$55,494
For additional information related to the Company’s ARO with respect to its fair value measurements, see Note 18. Fair Value Measurements.

(13) Other Liabilities
The Company’s Other liabilities consisted of the following:

	December 31, 2020	December 31, 2019
	(In thousands)
Current portion of other long-term liabilities
Interest rate swap and cap contracts	$23,916	$15,565
Operating lease liabilities	18,683	20,345
Acquisition related contingent consideration	9,490	4,963
Asset retirement obligations	6,517	5,701
Deferred revenue	4,295	3,386
Other	1,898	3,184
Total current portion of other long-term liabilities	$64,799	$53,144

Noncurrent portion of other long-term liabilities
Interest rate swap and cap contracts	$26,994	$9,723
Deferred revenue	3,850	5,589
Acquisition related contingent consideration	—	11,888
Other	6,883	10,670
Total noncurrent portion of other long-term liabilities	$37,727	$37,870
As of December 31, 2020 and 2019, the Acquisition related contingent consideration lines consisted of the estimated fair value of the contingent consideration associated with the Spark ATM Systems Pty Ltd. (“Spark”) acquisition that occurred in 2017.
(14) Shareholders’ Equity

Share Repurchases. On March 26, 2019, the Company announced that its Board of Directors (the “Board”) had authorized a share repurchase program, enabling the repurchase of up to $50 million of its Class A ordinary shares through August 31, 2020. From May through September 2019, the Company repurchased an accumulated total of 1,732,392 outstanding Class A ordinary shares at a weighted average price of $28.86 per share, for an aggregate purchase price of approximately $50 million, exhausting the March 2019 authorization. The amounts presented for share repurchases on the Consolidated Statements of Shareholders' Equity include the applicable stamp taxes payable in the U.K. of $0.3 million.

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

During the three months ended March 31, 2020, the Company repurchased and canceled 505,699 of its outstanding Class A ordinary shares for an aggregate purchase price of $16.9 million, inclusive of stamp taxes of $0.1 million. On April 1, 2020, the Company announced the suspension of its buyback program as part of its Pandemic related business update, and the share repurchase program that was approved on November 21, 2019 has expired.
Common shares. The Company had 44,539,433 and 44,676,132 shares outstanding as of December 31, 2020 and 2019, respectively.
Additional Paid-In Capital. Included in the balance of Additional paid in capital as of December 31, 2020 and 2019 are amounts related to the Convertible Notes and the related equity instruments. These amounts include: (i) the estimated fair value of the embedded option of the Convertible Notes of $71.7 million at the time of issuance, (ii) the amount paid to purchase the associated convertible note hedges of $72.6 million, (iii) the amount received for selling associated warrants of $40.5 million, and (iv) $1.6 million in debt issuance costs allocated to the equity component of the convertible note. Also included in the balance as of December 31, 2020 are the net amounts paid to settle the convertible note hedges and the associated warrants that the Company entered into in conjunction with the issuance of its Convertible Notes in 2013. These instruments were partially settled upon the partial repurchase of the Convertible Notes in June 2020 in proportionate amounts. During the year ended December 31, 2020, the Company received $0.4 million upon settlement of convertible note hedges that were canceled and paid $1.4 million to settle the warrants that were canceled. These figures are reported together with the associated fees in the Company's Consolidated Statements of Shareholders' Equity. For additional information on the Convertible Notes and the related equity instruments, see Note 11. Current and Long-Term Debt.
Accumulated Other Comprehensive Loss, net. Accumulated other comprehensive loss, net, is a separate component of Shareholders’ equity in the accompanying Consolidated Balance Sheets. The following tables present the changes in the balances of each component of Accumulated other comprehensive loss, net for the years ended December 31, 2020, 2019, and 2018:

	Foreign Currency Translation Adjustments		Unrealized (Losses) Gains on Interest Rate Derivative and Foreign Currency Forward Contracts		Total
	(In thousands)
Total Accumulated other comprehensive loss, net as of December 31, 2017	$(24,374)	(5)	$(9,221)	(1)	$(33,595)
Other comprehensive (loss) income before reclassification	(41,938)	(6)	4,725	(2)	(37,213)
Amounts reclassified from accumulated other comprehensive loss, net	—		3,931	(2)	3,931
Net current period other comprehensive (loss) income	(41,938)		8,656		(33,282)
Total Accumulated other comprehensive loss, net as of December 31, 2018	$(66,312)	(5)	$(565)	(1)	$(66,877)
Other comprehensive income (loss) before reclassification	7,627	(6)	(20,311)	(3)	(12,684)
Amounts reclassified from accumulated other comprehensive loss, net	(458)	(7)	2,132	(3)	1,674
Net current period other comprehensive income (loss)	7,169		(18,179)		(11,010)
Total Accumulated other comprehensive loss, net as of December 31, 2019	$(59,143)	(5)	$(18,744)	(1)	$(77,887)
Other comprehensive income (loss) before reclassification	17,571	(6)	(60,984)	(4)	(43,413)
Amounts reclassified from Accumulated other comprehensive loss, net	—		27,569	(4)	27,569
Net current period other comprehensive income (loss)	17,571		(33,415)		(15,844)
Total Accumulated other comprehensive loss, net as of December 31, 2020	$(41,572)	(5)	$(52,159)	(1)	$(93,731)
(1)Net of deferred income tax expense of $3,823, $14,273, $19,112, and $16,317 as of December 31, 2020, 2019, 2018, and 2017 respectively.
(2)Net of deferred income tax expense of $1,525 and $1,270 for Other comprehensive (loss) income before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, for the year ended December 31, 2018. See Note 16. Derivative Financial Instruments.
(3)Net of deferred income tax (benefit) expense of $(5,407) and $568 for Other comprehensive income (loss) before reclassification and Amounts reclassified from Accumulated other comprehensive loss, net, respectively, for the year ended December 31, 2019. See Note 16. Derivative Financial Instruments.
(4)Net of deferred income tax (benefit) expense of ($19,072) and $8,622 for Other comprehensive income (loss) before reclassification and Amounts reclassified from Accumulated other comprehensive loss, net, respectively, for the year ended December 31, 2020. See Note 16. Derivative Financial Instruments.
(5)Net of deferred income tax benefit of $3,083, $5,474, $5,232, $5,339 as of December 31, 2020, 2019, 2018, and 2017 respectively.
(6)Net of deferred income tax expense (benefit) of $2,391, $(242), and $107 for the years ended December 31, 2020, 2019, and 2018, respectively.
(7)The Company reclassified a gain of $0.5 million from Accumulated other comprehensive loss, net in 2019, upon liquidation of the Poland legal entity.
The Company records unrealized gains and losses related to designated interest rate derivative and foreign currency forward derivative contracts, net of taxes, in the Accumulated other comprehensive loss, net line within the Consolidated Balance Sheets since it is more likely than not that the Company will be able to realize the benefits associated with its net deferred tax asset positions in the future. The amounts reclassified from Accumulated other comprehensive loss, net are recognized in the Cost of ATM operating revenues, Interest expense, net, or Other income, net lines in the accompanying

Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects and has been forecasted in earnings. The classification of the gain or loss is determined based on the associated hedge designation. See Note 16. Derivative Financial Instruments.
The Company has elected the portfolio approach for the deferred tax asset of the unrealized gains and losses related to the interest rate swap contracts in Accumulated other comprehensive loss, net within the Consolidated Balance Sheets. Under the portfolio approach, the disproportionate tax effect created when the valuation allowance was appropriately released as a tax benefit into continuing operations in 2010 will reverse out of the Accumulated other comprehensive loss, net line within the Consolidated Balance Sheets and into continuing operations as a tax expense when the Company ceases to hold any interest rate swap contracts. As of December 31, 2020, the disproportionate tax effect was $14.7 million.
(15) Employee Benefits
The Company sponsors defined contribution retirement plans for its employees, the principal plan being the 401(k) plan which is offered to its employees in the U.S. During 2020, the Company matched 100% of employee contributions in the 401(k) plan up to 4% of the employee’s eligible compensation. Employees immediately vest in their contributions while the Company’s matching contributions vest at a rate of 20% per year. The Company also sponsors a similar retirement plan for its employees in other jurisdictions. The Company contributed $3.1 million, $3.7 million, and $3.7 million to the defined contribution retirement plans for each of the years ended December 31, 2020, 2019, and 2018, respectively.
(16) Derivative Financial Instruments
Risk Management Objectives of Using Derivatives - Interest rate risk
The Company is exposed to interest rate risk associated with its vault cash rental obligations and its variable rate debt. The Company uses varying notional amount interest rate swap contracts and interest rate cap agreements (“Interest Rate Derivatives”) to manage the interest rate risk associated with its vault cash rental obligations in the U.S., Canada, the U.K., and Australia. Intermittently, the Company has also used interest rate swap or cap contracts to mitigate its exposure to floating interest rates on its floating-rate debt.
The majority of the Company’s Interest Rate Derivatives serve to mitigate interest rate risk exposure by converting a portion of the Company’s monthly floating-rate vault cash rental payments to either monthly fixed-rate vault cash rental payments or to vault cash rental payments with a capped rate. Typically, the Company receives monthly floating-rate payments from its Interest Rate Derivative counterparties that correspond to, in all material respects, the monthly floating-rate payments that are paid by the Company to its vault cash rental providers for the portion of the average outstanding vault cash balances that have been hedged. The floating-rate payments may or may not be capped or limited. In return, the Company pays its counterparties a monthly fixed-rate amount based on the same notional amounts outstanding. By converting the vault cash rental and, from time to time, the interest on certain debt from floating-rate to a fixed or a capped rate, the impact of favorable and unfavorable changes in future interest rates on the monthly vault cash rental payments recognized in the Cost of ATM operating revenues line and on the interest payments on floating-rate debt recognized in the Interest expense, net line in the Consolidated Statements of Operations has been reduced.
During the year ended December 31, 2020, the Company entered into a new interest rate swap contract to hedge its exposure on floating interest rates on vault cash rental obligations. The interest rate swap contract began March 6, 2020 with a $200 million aggregate notional amount at a fixed rate of 0.713% and will terminate on December 31, 2024. In June 2020, the Company designated interest rate swap contracts with an aggregate notional amount of 50 million U.K. pounds sterling as cash flow hedges of its vault cash rental obligations. These swap contracts were not previously designated and ended on December 31, 2020. During the year ended December 31, 2020, the Company also entered into new interest rate cap contracts to hedge its exposure to floating interest rates on its Term Loan. These interest rate cap contracts began August 1, 2020 with a $250 million aggregate notional amount and a cap rate of 1% and will terminate on December 31, 2025. See Note 11. Current and Long-Term Debt for information on the Term Loan.
Risk Management Objectives of Using Derivatives - Foreign Currency Exchange Rate Risk
The Company is also exposed to foreign currency exchange rate risk with respect to its operations outside the U.S. The Company has at times used foreign currency forward contracts to mitigate its foreign exchange rate risk associated with certain anticipated transactions. The Company regularly designates its foreign currency derivatives as cash flow hedges; however, the Company is not presently party to any foreign currency derivatives designated as cash flow hedges.

Undesignated Foreign Currency Forward Contracts

On October 14, 2019, the Company entered into foreign currency forward contracts with an aggregate notional amount of $150 million and a fixed rate of 1.267 U.S. dollars to 1 U.K. pounds sterling. These forward contracts allowed for settlement between November 2, 2020 and December 1, 2020. Although not designated as hedging instruments for accounting purposes, these forward contracts were associated with the anticipated conversion of U.K. pounds sterling to U.S. dollars intended to partially fund the repayment of the Company's 1.00% Convertible Notes and serve to mitigate currency fluctuation risk. The Company recognized mark-to-market losses of $7.9 million and mark-to-market gains of $12.0 million on these contracts during the years ended December 31, 2019, and 2020, respectively, and realized a gain of $4.1 million upon terminating these foreign currency contracts in June 2020. These contracts were terminated shortly after completion of the issuance of the new Term Loan, which provided sufficient funds in U.S. dollars to repay the Convertible Notes, removing the need for future U.K. pounds sterling borrowings and the forward contracts. The mark-to-market and realized gains on the Company's undesignated foreign currency forward contracts are recognized in the Other income, net line of the Consolidated Statements of Operations.
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

As discussed above, the Company generally utilizes fixed-for-floating Interest Rate Derivatives where the underlying pricing terms of the cash flow hedging instrument agree, in all material respects, with the pricing terms of the anticipated vault cash rental obligations, anticipated Amended Credit Agreement borrowings or other variable rate debt borrowings. Therefore, the amount of ineffectiveness associated with the Interest Rate Derivatives has historically been immaterial. If the Company concludes (i) that the obligations that have been hedged are no longer probable or (ii) that the underlying terms of the agreements have changed such that they do not sufficiently agree to the pricing terms of the Interest Rate Derivatives, the Interest Rate Derivative contracts would be deemed ineffective. The Company does not currently anticipate terminating or modifying terms of its existing Interest Rate Derivatives instruments prior to their expiration dates.

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

In accordance with U.S. GAAP, the Company reports the gain or loss related to each highly effective cash flow hedging instrument, including any ineffectiveness, as a component of Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets and reclassifies the gain or loss into earnings within the Cost of ATM operating revenues, Interest expense, net, or Other income, net lines of the Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects and has been forecasted in earnings. The classification of the gain or loss is determined based on the associated hedge designation.
None of the Company’s existing derivative contracts contain credit-risk-related contingent features.

Summary of Outstanding Interest Rate Derivatives
The notional amounts, weighted average fixed rates, and remaining terms associated with the interest rate swap contracts and cap agreements that are currently in place in the U.S., Canada, the U.K, and Australia as of December 31, 2020 are as follows:

Remaining Term of Hedging Instrument	Segment	Currency	Weighted Average Fixed Rate/Cap Rate (1)	Notional Value in Respective Currency
				(In millions)
Interest Rate Swap Contracts - Vault Cash
January 1, 2021 – December 31, 2021	North America	U.S. Dollar	1.46%	1,200
January 1, 2022 – December 31, 2022	North America	U.S. Dollar	1.17%	1,000
January 1, 2023 – December 31, 2024	North America	U.S. Dollar	0.98%	600
January 1, 2021 – December 31, 2021	North America	Canadian Dollar	2.46%	125
January 1, 2021 – December 31, 2022	Europe & Africa	Pound Sterling	0.94%	500
January 1, 2021 – December 31, 2021	Australia & New Zealand	Australian Dollar	0.71%	40
Interest Rate Cap Contracts - Vault Cash
January 1, 2021 – December 31, 2023	North America	U.S. Dollar	3.25%	200
Interest Rate Cap Contracts - Variable Debt
January 1, 2021 – December 31, 2025	North America	U.S. Dollar	1.00%	250
(1) Cap rate represents the maximum amount of interest to be paid each year as per terms of the cap. The cost of the cap related to vault cash is amortized through vault cash rental expense over the term of the cap while the cost of the cap related to floating-rate debt is amortized through interest expense over the term of the cap.
Effects of Derivative Contracts on the Consolidated Balance Sheets and Consolidated Statements of Operations
The following tables depict the effects of the use of the Company’s derivative contracts in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations.
Balance Sheet Data

Asset (Liability) Derivative Instruments	Balance Sheet Location	Fair Value
		December 31, 2020	December 31, 2019
		(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap and cap contracts	Prepaid expenses, deferred costs, and other current assets	$—	$1,872
Interest rate swap and cap contracts	Prepaid expenses, deferred costs, and other noncurrent assets	—	8,766
Interest rate swap and cap contracts	Current portion of other long-term liabilities	(23,916)	(7,697)
Interest rate swap and cap contracts	Other long-term liabilities	(26,994)	(9,723)
Total derivatives designated as hedging instruments, net		$(50,910)	$(6,782)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Current portion of other long-term liabilities	—	(7,868)
Total derivative instruments, net		$(50,910)	$(14,650)

Statements of Operations Data

	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	Amount of Loss on Derivative Instruments Recognized in Accumulated other comprehensive loss, net		Location of Loss Reclassified from Accumulated other comprehensive loss, net into Income	Amount of Loss Reclassified from Accumulated other comprehensive loss, net into Income
	2020	2019		2020	2019
	(In thousands)			(In thousands)
Interest rate swap and cap contracts	$(60,264)	$(19,928)	Cost of ATM operating revenues	$(27,370)	$(1,935)
Interest rate swap and cap contracts	(720)	(383)	Interest expense, net	(199)	$(197)
Total	$(60,984)	$(20,311)		$(27,569)	$(2,132)

As of December 31, 2020, the Company expects to reclassify $23.9 million of net derivative-related losses contained in the Accumulated comprehensive loss, net line within its Consolidated Balance Sheets into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense and Term Loan interest expense amounts.
The following table shows the impact of the Company's cash flow hedge accounting relationships on the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019.

	Location and Amount of Loss Recognized in Income on Cash Flow Hedging Relationships in the Year Ended
	December 31, 2020		December 31, 2019
	(In thousands)
	Cost of ATM Operating Revenues	Interest Expense, net	Cost of ATM Operating Revenues	Interest Expense, net
Total amount of expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$652,906	$37,097	$830,359	$26,604

Amount of loss reclassified from Accumulated other comprehensive loss, net into expense	$27,370	$199	$1,935	$197
(17) Leases

The Company adopted ASC 842, Leases (the "Lease Standard") as of January 1, 2019, using the modified retrospective approach and using the effective date as the date of initial application. Consequently, financial information for dates and periods before January 1, 2019 have not been updated or recast. In addition, the Company elected the practical expedients permitted under the transition guidance within the Lease Standard, which allowed the Company to carry forward prior conclusions about lease identification, lease classification, and initial direct costs. In accordance with the Company's accounting policy, the Company elected not to exclude short-term leases for any of its vehicle and equipment leases, as the lease terms associated with the Company's operating leases are routinely longer than 12 months. In addition, the Company elected not to separate lease and non-lease components for its ATM placement agreements that contain fixed payments and are deemed to contain an operating lease under the Lease Standard.

The Company leases facilities consisting of office and warehouse space as well as vehicles, office equipment and, to a limited extent, ATM equipment. The Company's facility leases have various remaining terms extending 10-11 years, some of which may include one or more options to extend the associated lease term by up to 5-10 years, and some may include options for the Company or the lessor to terminate the leases prior to the end of the lease term. The exercise of lease renewal options is at the Company's discretion. From time to time, the Company may sublease office or warehouse space. This sublease activity is currently not significant. The Company's vehicle and equipment leases currently have remaining lease terms extending up to nearly 5 years and these leases typically have original terms of approximately 4-6 years. The Company has not historically extended its vehicle and equipment leases beyond their original term. Similarly, the Company has not historically subleased these assets.

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

Fixed payments related to the Company's through-the-wall ATM placement agreements are included in the lease payment that gives rise to the operating lease asset and operating lease liability recognized on the Company's Consolidated Balance Sheets. These placement agreements may also require variable merchant commissions based on the type and volume of transactions conducted at the ATMs at their respective location. To the extent the merchant commissions are variable, the commission payments to the merchants are not deemed part of the lease payment that gives rise to the operating lease asset and operating lease liability. In addition, the merchant commissions may also change, in accordance with the terms of these agreements, in response to changes in interchange fees or interest rates. Certain Company facility leases also require variable payments based on an index or external market rates. Variable lease payments that depend on an index or rate are included in lease payments that give rise to the lease asset and lease liability measured using the prevailing rate or index at the lease commencement date. The Company's vehicle and equipment leases do not generally include variable payments.

The Company recognizes the accounting impact of lease extension options when reasonably certain that a right to extend a lease will be exercised. The Company does not provide residual value guarantees within or in conjunction with any of its leases. As of December 31, 2020, all material leases of facilities, vehicles, equipment, and merchant space had commenced.

The Company is not currently party to any significant finance leases. As a result, the net assets recorded under finance leases and the associated liabilities are not material.

Balance sheet information related to operating leases is as follows:

	Classification	December 31, 2020	December 31, 2019
Assets		(In thousands)
Operating lease assets	Operating lease assets	$60,368	$76,548
Total operating lease assets		$60,368	$76,548

Liabilities
Current
Operating lease liabilities	Current portion of other long-term liabilities	$18,683	$20,345
Noncurrent
Noncurrent operating lease liabilities	Operating lease liabilities	56,683	69,531
Total operating lease liabilities		$75,366	$89,876

Operating lease costs during the years ended December 31, 2020 and 2019 were as follows:

		Year Ended	Year Ended
	Classification	December 31, 2020	December 31, 2019
		(In thousands)
Operating lease costs	Cost of ATM operating revenues (1)	$19,809	$27,027
Operating lease costs	Selling, general, and administrative expenses (2)	4,836	5,682
Total operating lease cost		$24,645	$32,709

(1)Includes the fixed and variable cost of facilities, vehicles, and equipment that are deemed direct operating lease costs. The variable lease cost associated with these leases was not significant. In addition, includes the fixed and variable cost associated with ATM placement agreements that are deemed to contain a lease. The variable cost associated with these placements were approximately $2.4 million and $3.8 million in the twelve months ended December 31, 2020 and 2019, respectively.
(2)Includes the fixed and variable cost of facilities, vehicles, and office equipment that are deemed general and administrative operating lease costs. The variable lease cost associated with these leases was not significant.

The decrease in operating lease costs in the year ended December 31, 2020 in comparison to the year ended December 31, 2019 is attributable to the decrease in the number of through-the-wall ATM placement agreements that include fixed payments, the decrease in variable fees associated with these placements due to transaction volume, and in certain cases the decrease in fixed fees paid while the ATMs were not in operation due to the Pandemic. In addition, operating lease costs were lower due to the exit of certain facilities and the timing of these exits in 2019 and 2020.

The following table presents the weighted-average remaining term and weighted-average discount rate associated with the Company's operating leases.

Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	7.2	6.9
Weighted-average discount rate
Operating leases	3.68%	3.47%

Additional lease information is summarized below:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(In thousands)
Operating cash outflows resulting from payments of operating lease liabilities	$19,315	$19,708
New operating lease assets recognized during the period	$10,400	$14,161

The following table presents the undiscounted cash flows associated with the Company's recognized operating lease liabilities in the next five years and thereafter as of December 31, 2020.

Maturity of Recognized Operating Lease Liabilities	Operating Lease Payments(1)
(In thousands)
2021	$21,139
2022	13,039
2023	10,077
2024	8,506
2025	6,389
After 2025	26,591
Total lease payments	85,741
Less: Interest (2)	(10,375)
Present value of operating lease liabilities (3)	$75,366

(1)Operating lease payments reflect the Company's current fixed obligations under the operating lease agreements. The Company has identified no extensions that are reasonably certain of being exercised and there are no significant lease agreements that have been signed and not yet commenced.
(2)Calculated using the estimated incremental borrowing rate for each lease.
(3)Includes current operating lease liabilities of approximately $18.7 million and noncurrent operating lease liabilities of approximately $56.7 million.

(18) Fair Value Measurements
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2020 and 2019 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 refers to fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swap and cap contracts	$(50,910)	$—	$(50,910)	$—
Liabilities associated with acquisition related contingent consideration	$(9,490)	$—	$—	$(9,490)

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap and cap contracts	$10,638	$—	$10,638	$—
Liabilities
Liabilities associated with interest rate swap and cap contracts	$(17,420)	$—	$(17,420)	$—
Liabilities associated with foreign currency forward contracts	$(7,868)	$—	$(7,868)	$—
Liabilities associated with acquisition related contingent consideration	$(16,851)	$—	$—	$(16,851)
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
Cash and cash equivalents, accounts and notes receivable, net of the allowance for credit losses, prepaid expenses, deferred costs and other current assets, accounts payable, accrued liabilities, and other current liabilities. These financial instruments are not carried at fair value but are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.
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
Acquisition related contingent consideration. Since the 2017 acquisition of Spark ATM Systems, liabilities from acquisition related contingent consideration have been estimated using market observable inputs and other significant non-observable inputs, as well as projections based on the Company’s best estimate of future operational results upon which the payment of these obligations were contingent. The contingent consideration payment amounts have been estimated based upon a formula and projected performance relative to certain agreed-upon earnings targets for 2019 and 2020. Subsequent to the Spark acquisition, the Company utilized a Monte Carlo simulation to estimate the fair value and account for the interdependence between the 2019 and 2020 performance periods. However, effective December 31, 2019, at the end of the first measurement period, the Company revised its methodology and used a Black-Scholes based model to estimate the fair value of the payments. As of December 31, 2020, the remaining liability for the second measurement period was based on full-year 2020 results, in accordance with the agreement.

During the years ended December 31, 2020 and 2019, the Company recognized mark-to-market gains of approximately $0.5 million and approximately $21.9 million, respectively, to revise the estimated fair value of the contingent consideration liability. The Company recognized net foreign exchange gains of $1.7 million and net foreign exchange losses of approximately $0.5 million during the years ended December 31, 2020 and 2019, respectively, to remeasure the South African Rand denominated liability. The revisions to the estimated fair value and the net foreign exchange gains and losses related to this arrangement are included in the Other income, net line in the Consolidated Statements of Operations.

As of December 31, 2020 and 2019, the estimated fair value of the Company's acquisition related contingent consideration liability was $9.5 million and $16.9 million, respectively. During the year ended December 31, 2020, the Company paid $5.2 million to satisfy the 2019 portion of its obligation under the Spark acquisition contingent consideration arrangement. As of December 31, 2020, the Company has recognized an estimated remaining contingent consideration liability of $9.5 million for the second performance period, payable in the first quarter of 2021.
Long-term debt. The carrying amounts of the long-term debt balances related to borrowings under the Company’s Revolving credit facility and Term Loan approximate fair values due to the fact that any outstanding borrowings are subject to short-term floating interest rates. As of December 31, 2020, the fair value of the 2025 Notes totaled $312.2 million based on the quoted prices in markets that are not active inputs (Level 2) for these notes as of that date. As of December 31, 2019, the fair value of the Convertible Notes and 2025 Notes totaled $305.7 million and $311.9 million, respectively, based on quoted prices in markets that are not active inputs (Level 2) for these notes as of that date. For additional information related to long-term debt, see Note 11. Current and Long-Term Debt.
Additions to asset retirement obligations liability. The Company estimates the fair value of additions to its ARO liability using expected discounted future cash flow at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the ARO are measured at fair value at the time of the asset installations using significant non-observable (Level 3) inputs. These liabilities are evaluated periodically based on estimated current fair value. Amounts added to the ARO liability during the years ended December 31, 2020 and 2019 totaled $4.6 million and $3.7 million, respectively.
Interest rate derivatives and foreign currency forward contracts. These financial instruments are carried at fair value and are valued using pricing models based on significant other observable inputs (Level 2), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. For additional information related to the valuation process of this asset or liability, see Note 16. Derivative Financial Instruments.
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
Gain Contingency
In 2014, the Valuation Office Agency (or “VOA”), an executive agency of HM Revenue & Customs in England and Wales, took action to amend its business ratings list going back to 2010, to create separate entries on these lists for the sites of thousands of ATMs. Similar steps were taken by the equivalent agencies to the VOA in Scotland and Northern Ireland in their respective jurisdictions. Before 2014, the ATM sites in each location had not been distinguished from the host store. Therefore, the ATMs located in host stores such as supermarkets and convenience stores were not subject to business rates, a tax on commercial property. The effect of each of the amendments was to include the ATM sites in the business ratings lists as separate hereditaments with their own ratable value, subjecting the sites to business rates taxation. The Company and its merchant partners paid the business rate taxes, as required.
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
Following the Supreme Court ruling, the VOA is in process of amending the business rating lists for England and Wales and the Company has recovered some of the amounts paid to the tax authorities in respect of the ATMs subject to the amended lists in numerous local tax jurisdictions for the periods spanning from 2010 to December 2020. During the year ended December 31, 2020, the Company recorded cash recoveries of approximately $35.1 million, net of amounts due to merchant partners, which is reflected as a reduction to the Cost of ATM operating revenues line in the Consolidated Statements of Operations. The Company estimates that up to approximately 13 million U.K. pounds sterling, or up to approximately $18 million at the December 31, 2020 exchange rate, remains recoverable from the various tax authorities, net of amounts that have already been recovered or are estimated to be due to merchant partners of the Company, some of which had paid indirectly these business rate taxes. The Company seeks to ensure that all necessary amendments to the business ratings list are made and that all recoverable amounts paid to the tax authorities are collected. The Company's estimate of the total recoverable amount is subject to change as the Company continues its analysis of the business rate taxes paid during the 10 year period. Due to the complexity in administering and uncertainty of these collections, the Company will recognize the business rate tax recoveries only when received.
The Supreme Court ruling does not apply to Scotland or Northern Ireland and business rate taxes in those jurisdictions are still subject to valuation tribunal appeals and assessments. Accordingly, the Company continues to recognize business rate taxes in Scotland and Northern Ireland, net of any amounts recorded as receivables that are deemed recoverable under contracts with merchants.
Other Commitments
Asset retirement obligations. The Company’s ARO consist primarily of costs to remove the Company’s ATMs and to restore the ATM sites to their original condition. In most cases, the Company is contractually required to perform this deinstallation of its owned ATMs, and in some cases, site restoration work. The Company had $63.5 million accrued for these liabilities as of December 31, 2020. For additional information, see Note 12. Asset Retirement Obligations.
Acquisition related contingent consideration. During the year ended December 31, 2020, the Company paid $5.2 million to satisfy the 2019 portion of its obligation under the Spark acquisition contingent consideration arrangement. As of December 31, 2020, the Company had $9.5 million accrued for its 2020 obligation. For additional information related to the Spark acquisition related contingent consideration, see Note 18. Fair Value Measurements.
Purchase commitments. As of December 31, 2020, the Company had open purchase commitments of $15.7 million including agreements for purchases of various products and services in the normal course of business that are open as of December 31, 2020 and were delivered in the first full month following the close of the calendar year. This represents the Company's estimate of binding purchase obligations for which all significant terms have been confirmed, based on the timing of fulfillment. Open purchase commitments also includes amounts committed with a third-party service provider to provide information technology services through September 2022. The remaining financed portion of this commitment of approximately $7.9 million is recorded as a liability in the Consolidated Balance Sheet as of December 31, 2020. Other material purchase commitments as of December 31, 2020 included $1.5 million in minimum service requirements for certain gateway and processing fees over the next six years.
(20) Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law in the U.S., providing for an elective five-year carryback of net operating losses (NOLs) generated in taxable years beginning after December 31, 2017 and before January 1, 2021. As a result of this change in law and since the Company incurred net operating losses in 2018, the Company carried back these 2018 losses to prior periods to receive refunds of taxes paid at the higher 35%

U.S. federal tax rate, compared to the current U.S. federal tax rate of 21%, and recognized a non-recurring benefit related to the net operating loss carryback of $7.9 million.
On December 22, 2017, House of Representatives 1 (“H.R. 1”), originally known as the Tax Cuts and Jobs Act (“U.S. Tax Reform”), was enacted and signed into legislation. Under U.S. GAAP, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted and the Company provisionally recognized a one-time net tax benefit totaling $11.6 million for the year ending December 31, 2017. In accordance with SEC Staff Accounting Bulletin No. 118 (SAB 118), the Company adjusted the provisional estimates during the three months ended September 30, 2018. Specifically, the Company increased its estimate of the one-time tax benefit by $1.2 million upon its completion of the earnings and profits calculations of its foreign subsidiaries. Offsetting this benefit, the Company recognized a charge of $1.0 million for deferred tax assets that will not be realized, determined after the release of IRS Notice 2018-68, clarifying deduction limitations for remunerations of covered persons. During the three months ended December 31, 2018, the Company additionally increased its one-time tax benefit by $0.2 million and completed its accounting for the tax effects of the U.S. Tax Reform.
The Company’s income before income taxes consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
U.S.	$5,881	$38,254	$(20,066)
Non-U.S.	13,708	26,533	34,179
Total pre-tax book income	$19,589	$64,787	$14,113
The Company’s income tax expense based on income before income taxes consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Current
U.S. federal	$(20,305)	$289	$(1,462)
U.S. state and local	930	1,527	1,365
Non-U.S.	8,059	7,965	12,292
Total current	$(11,316)	$9,781	$12,195

Deferred
U.S. federal	$13,350	$7,636	$1,349
U.S. state and local	886	2,715	1,816
Non-U.S.	(2,468)	(3,610)	(4,903)
Total deferred	11,768	6,741	(1,738)
Total income tax expense	$452	$16,522	$10,457

Income tax expense differs from amounts computed by applying the statutory tax rate to income before income taxes as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Income tax expense at the U.K. statutory tax rate of 19% for the years ended December 31, 2020, 2019, and 2018	$4,057	$12,309	$2,681
Provision to return and deferred tax adjustments	(2,857)	157	1,017
U.S. state tax, net of federal benefit	1,615	3,095	637
Permanent adjustments	107	606	738
Tax rates (less than) in excess of statutory tax rates	(1,164)	1,143	2,247
Impact of finance structure	(1,070)	(4,434)	354
Non-deductible/(non-taxable) transaction costs	1,636	(3,816)	(425)
Goodwill impairment (non-deductible)	—	1,941	—
U.S. Tax Reform (net impact)	—	764	(435)
Tax law changes	(9,665)	—	—
Share-based compensation	1,702	2,223	2,107
Capital gains	—	—	851
Other	(128)	499	48
Subtotal	(5,767)	14,487	9,820
Change in valuation allowance	6,219	2,035	637
Total income tax expense	452	16,522	10,457

The net income tax expense is attributable to a combination of (i) the mix of earnings across jurisdictions, including increased losses incurred in countries where the Company realizes no tax benefit, (ii) the additional tax expense related to share-based compensation, (iii) non-deductible acquisition related costs, (iv) non-recurring tax benefits related to U.K. deferred tax assets resulting from the U.K. tax law change maintaining the current 19% tax rate rather than reducing to 17%, as previously enacted, and (v) non-recurring tax benefits related to U.S. net operating loss carrybacks to prior years taxed at the previous higher tax rate of 35%.
The Company’s net deferred tax assets and liabilities, by segment, consisted of the following:

	Year Ended December 31, 2020
	North America	Europe & Africa	Australia & New Zealand	Corporate	Total
	(In thousands)
Noncurrent deferred tax asset	$39,685	$22,813	$10,980	$1,537	$75,015
Valuation allowance	(11,902)	(3,547)	(3,173)	—	(18,622)
Noncurrent deferred tax liability	(78,865)	(3,823)	(7,807)	—	(90,495)
Net noncurrent deferred tax (liability) asset	$(51,082)	$15,443	$—	$1,537	$(34,102)

	Year Ended December 31, 2019
	North America	Europe & Africa	Australia & New Zealand	Corporate	Total
	(In thousands)
Noncurrent deferred tax asset	$38,140	$16,466	$11,400	$1,730	$67,736
Valuation allowance	(5,970)	(1,427)	(4,046)	—	(11,443)
Noncurrent deferred tax liability	(78,211)	(4,447)	(7,354)	—	(90,012)
Net noncurrent deferred tax (liability) asset	$(46,041)	$10,592	$—	$1,730	$(33,719)

The Company’s tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consisted of the following:

	December 31, 2020	December 31, 2019
	(In thousands)
Noncurrent deferred tax assets
Reserve for receivables	$1,221	$625
Accrued liabilities and inventory reserves	2,703	3,231
Net operating loss carryforward	25,615	31,555
Unrealized losses on interest rate swap contracts	12,016	1,338
Share-based compensation expense	3,808	3,044
Asset retirement obligations	819	1,101
Tangible and intangible assets	21,561	18,491
Deferred revenue	4,280	4,294
Other	2,992	4,057
Subtotal	75,015	67,736
Valuation allowance	(18,622)	(11,443)
Noncurrent deferred tax assets	$56,393	$56,293

Noncurrent deferred tax liabilities
Tangible and intangible assets	$(87,539)	$(88,017)
Asset retirement obligations	(30)	(29)
Unrealized gain on interest rate swap contracts	—	—
Other	(2,926)	(1,966)
Noncurrent deferred tax liabilities	$(90,495)	$(90,012)

Net deferred tax liability	$(34,102)	$(33,719)
The Company assesses the need for any deferred tax asset valuation allowances at the end of each reporting period. The determination of whether a valuation allowance for deferred tax assets is needed is subject to considerable judgment and requires an evaluation of all available positive and negative evidence. Based on the assessment at December 31, 2020, and the weight of all evidence, the Company concluded that maintaining valuation allowances on deferred tax assets in Australia, Mexico, Canada, and Spain is appropriate, as the Company currently believes that it is more likely than not that the related deferred tax assets will not be realized.
The deferred tax expenses and benefits associated with the Company’s net unrealized gains and losses on derivative instruments and foreign currency translation adjustments have been recorded in the Accumulated other comprehensive loss, net line in the accompanying Consolidated Balance Sheets.
As of December 31, 2020, the Company had approximately $13.5 million in U.S. federal net operating loss carryforwards, of which $0.4 million expires annually through 2036, approximately $41.7 million in Canadian net operating loss carryforwards that will begin expiring in 2031, approximately $14.6 million in Australian net operating loss carryforwards not subject to expiration, approximately $13.9 million in Spanish net operating loss carryforwards not subject to expiration, and approximately $9.5 million in net operating loss carryforwards in Mexico that are subject to expiration based on a 10 year loss carryforward limitation. The deferred tax benefits associated with such carryforwards in Canada, Australia, Spain, and Mexico, to the extent they are not offset by deferred tax liabilities, have been fully reserved for through a valuation allowance.
The Company currently believes that the unremitted earnings of certain of its subsidiaries will be reinvested for an indefinite period of time. Accordingly, no deferred taxes have been provided for the differences between the Company’s book basis and underlying tax basis in these subsidiaries or on the foreign currency translation adjustment amounts.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. With few exceptions, the Company is not subject to income tax examination by tax authorities for years before 2015. The Company has recorded an uncertain tax benefit of $2.4 million, of which $1.5 million was for net operating losses generated in prior years with an associated valuation allowance, and $0.4 million was for a deferred tax asset for the related U.S. federal tax benefit. A net amount of $0.5 million of this uncertain tax benefit was recorded to tax expense in 2019.
(21) Concentration Risk
Significant supplier. For the years ended December 31, 2020 and 2019, the Company purchased ATM and ATM-related equipment from one supplier that accounted for 81% and 77%, respectively, of the Company’s total ATM purchases for those years.
Significant merchant customers. For the year ended December 31, 2020, the Company derived approximately 23% of its total revenues from ATMs placed at the locations of its top five merchant customers. The Company’s top five merchant customers, none accounting for more than 6% of total revenue for the year ended December 31, 2020, were Alimentation Couche-Tard Inc., Co-operative Food, CVS Caremark Corporation, Speedway LLC, and Walgreens Boots Alliance, Inc. Accordingly, a significant percentage of the Company’s future revenues and operating income will be dependent upon the successful continuation of its relationship with these merchants. As of December 31, 2020, the contracts the Company has with its five largest merchant customers have a weighted average remaining contractual life of approximately 2.7 years.
(22) Segment Information
As of December 31, 2020, the Company’s operating segments consisted of its North America, Europe & Africa, and Australia & New Zealand segments. The Company’s ATM operations in the U.S., Canada, Mexico, and Puerto Rico are included in its North America segment. The North America segment also includes the Company’s transaction processing operations, which service its internal ATM operations, along with external customers. The Company’s operations in the U.K., Ireland, Germany, Spain, and South Africa are included in its Europe & Africa segment, along with i-design (the Company’s ATM advertising business based in the U.K.). The Company’s Australia & New Zealand segment consists exclusively of its operations in Australia and New Zealand. The Corporate segment primarily includes the general and administrative costs incurred by the corporate functions in the Company's geographical regions and also the technology center in India. While each of the reporting segments provides similar kiosk-based and/or ATM-related services, each segment is managed separately and requires different marketing and business strategies. Segment information presented for prior periods have been revised to reflect the changes in the Company’s segments. Intersegment revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
Management uses Adjusted EBITDA, together with U.S. GAAP measures, to manage and measure the performance of its segments. Management believes Adjusted EBITDA is a useful measure to more effectively evaluate the performance of the business and compare its results of operations from period to period without regard to financing methods, capital structure, or non-recurring costs as defined by the Company. Adjusted EBITDA adds net interest expense, income tax expense, depreciation and accretion, amortization of deferred financing costs and note discounts, amortization of intangible assets, share-based compensation expense, certain other income and expense amounts, acquisition related expenses, gains or losses on disposal and impairment of assets, certain non-operating expenses (if applicable in a particular period), and certain costs not anticipated to occur in future periods to net income, and includes an adjustment for noncontrolling interests. Depreciation and accretion expense and amortization of intangible assets are excluded from Adjusted EBITDA as these amounts can vary substantially from company to company within the industry depending upon accounting methods and book values of assets, capital structures, and the methods by which the assets were acquired.
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

The following table is a reconciliation of Net income attributable to controlling interests and available to common shareholders to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net income attributable to controlling interests and available to common shareholders	$19,144	$48,274	$3,676
Adjustments:
Interest expense, net	37,097	26,604	35,429
Amortization of deferred financing costs and note discount	12,161	13,447	14,887
Redemption costs for early extinguishment of debt	3,018	—	6,408
Income tax expense	452	16,522	10,457
Depreciation and accretion expense	133,210	130,676	126,199
Amortization of intangible assets	31,874	49,261	52,911
EBITDA	$236,956	$284,784	$249,967
Add back:
Loss on disposal and impairment of assets (1)	4,144	11,653	17,873
Other income, net (2)	(18,077)	(18,404)	(627)
Noncontrolling interests (3)	59	58	38
Share-based compensation expense	22,264	20,962	15,660
Restructuring expenses (4)	9,443	8,928	6,586
Acquisition related expenses (5)	8,836	—	3,191
Adjusted EBITDA (6)	$263,625	$307,981	$292,688
(1)Loss on disposal and impairment of assets includes a goodwill impairment of $7.3 million related to the Company’s Canada reporting unit as of December 31, 2019. For the year ended December 31, 2018, the loss on disposal and impairment of assets was due to the Company's decision to not redeploy certain ATM models as well as losses on asset disposals in the ordinary course of business and disposals related to the exit from a leased facility in the U.K.
(2)Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition related contingent consideration, and other non-operating costs.
(3)Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of one of its Mexican subsidiaries.
(4)For the years ended December 31, 2020, 2019, and 2018, restructuring expenses included costs incurred in conjunction with facility closures, workforce reductions and other related charges connected to the Company's corporate reorganization and cost reduction initiatives.
(5)For the year ended December 31, 2020, acquisition related expenses includes investment banking, legal and professional fees and certain other administrative costs incurred in connection with the proposed acquisition of the Company, as further discussed in Note 1. Basis of Presentation and Summary of Significant Accounting Policies - (a) Description of Business. For the year ended December 31, 2018, acquisition related expenses include costs incurred for professional and legal fees and certain other transition and integration-related costs related to the Company's acquisition of DirectCash Payments Inc. that occurred in 2017.
(6)The results for the year ended December 31, 2020, include business rate tax recoveries of $35.1 million, classified as a cost reduction within Cost of ATM operating revenues.

The following tables reflect certain financial information for each of the Company’s reporting segments for the periods presented:

	Year ended December 31, 2020 (1)
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$756,243	$265,910	$71,846	$—	$—	$1,093,999
Intersegment revenues	5,910	36	—	—	(5,946)	—
Cost of revenues	506,338	139,170	51,659	1,430	(5,946)	692,651
Selling, general, and administrative expenses	60,263	34,196	7,676	58,144	(226)	160,053
Restructuring expenses	1,665	7,325	115	338	—	9,443
Acquisition related expenses	—	—	—	8,836	—	8,836
Loss (gain) on disposal and impairment of assets	2,813	1,361	(30)	—	—	4,144

Adjusted EBITDA	195,555	92,584	12,510	(37,090)	66	263,625

Capital expenditures (2)	51,949	32,228	2,152	4,813	—	91,142

Total assets	$1,253,811	$483,869	$55,778	$37,987	$—	$1,831,445

	Year ended December 31, 2019 (1)
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$853,648	$395,694	$100,063	$—	$—	$1,349,405
Intersegment revenues	9,866	626	—	—	(10,492)	—
Cost of revenues	577,302	245,362	71,281	1,528	(10,494)	884,979
Selling, general, and administrative expenses	69,250	42,569	9,101	56,554	—	177,474
Restructuring expenses	1,226	3,828	—	3,874	—	8,928
Loss (gain) on disposal and impairment of assets	9,449	2,359	(155)	—	—	11,653

Adjusted EBITDA	216,933	108,388	19,721	(37,131)	70	307,981

Capital expenditures (2)	58,631	44,995	4,289	16,991	—	124,906

Total assets	$1,141,084	$511,037	$60,416	$51,421	$—	$1,763,958

	Year ended December 31, 2018 (1)
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$820,252	$407,584	$117,407	$—	$—	$1,345,243
Intersegment revenues	9,928	2,185	—	—	(12,113)	—
Cost of revenues	564,888	256,542	86,814	788	(11,249)	897,783
Selling, general, and administrative expenses	64,955	38,293	10,408	57,064	(230)	170,490
Restructuring expenses	3,597	1,646	—	1,343	—	6,586
Acquisition related expenses	(329)	1,518	1,124	878	—	3,191
Loss on disposal and impairment of assets	12,295	5,360	218	—	—	17,873

Adjusted EBITDA	200,335	114,934	20,185	(42,192)	(574)	292,688

Capital expenditures (2)	44,867	40,687	7,122	14,529	—	107,205

Total assets	$1,195,693	$494,457	$63,613	$33,581	$—	$1,787,344
(1)The segment information presented for the year ended December 31, 2018 has been revised to ensure consistency with the current allocation of certain intercompany revenues and expenses for the years ended December 31, 2020 and 2019.
(2)Capital expenditures are primarily related to organic growth projects, including the purchase of ATMs for both new and existing ATM management agreements, technology and product development, investments in infrastructure, ongoing refreshment of ATMs and operational assets and other related type activities in the normal course of business. Additionally, capital expenditures for one of the Company’s Mexican subsidiaries, included in the North America segment, are reflected gross of any noncontrolling interest amounts.

Identifiable Assets
Property and equipment, net of accumulated depreciation, relating to operations in the Company's geographic segments are as follows:

	December 31, 2020	December 31, 2019
	(In thousands)
North America	$238,601	$258,496
Europe & Africa	145,824	158,335
Australia & New Zealand	19,232	19,988
Corporate	26,185	24,458
Total	$429,842	$461,277

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
On March 2, 2020, the SEC made significant changes to its disclosure requirements relating to registered securities that are guaranteed. The disclosure requirements, as amended, are generally effective for filings on or after January 4, 2021, with early adoption permitted. The new rules, adopted by the Company in conjunction with its Form 10-Q for the period ended March 31, 2020, changed the form and content of the disclosures, requiring summarized financial information only as of and for the most recently completed fiscal year and subsequent year-to-date interim period, if certain conditions are met. The following information reflects the Condensed Consolidating Statements of Comprehensive Income (Loss) for the year ended December 31, 2020, and the Condensed Consolidating Balance Sheets as of December 31, 2020 for: (i) Cardtronics plc, the parent Guarantor of the 2025 Notes (“Parent”), (ii) Cardtronics Delaware and Cardtronics U.S.A. (“Issuers”), (iii) the 2025 Notes Guarantors (the “Guarantors”), and (iv) the 2025 Notes Non-Guarantors.

Condensed Consolidating Statements of Comprehensive Income (Loss)

	Year Ended December 31, 2020
	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$614,090	$281,752	$268,948	$(70,791)	$1,093,999
Operating costs and expenses	34,392	596,398	204,770	272,169	(71,662)	1,036,067
Loss on disposal and impairment of assets	—	2,724	426	994	—	4,144
(Loss) income from operations	(34,392)	14,968	76,556	(4,215)	871	53,788
Interest expense (income), net, including amortization of deferred financing costs and note discount	92	44,205	5,978	(1,247)	230	49,258
Redemption costs for early extinguishment of debt	—	3,018	—	—	—	3,018
Equity in earnings of subsidiaries	(50,900)	(48,536)	43,625	(582)	56,393	—
Other expense (income), net	4,730	6,420	3,785	(8,815)	(24,197)	(18,077)
Income before income taxes	11,686	9,861	23,168	6,429	(31,555)	19,589
Income tax (benefit) expense	(7,451)	(2,606)	8,271	2,238	—	452
Net income	19,137	12,467	14,897	4,191	(31,555)	19,137
Net loss attributable to noncontrolling interests	—	—	—	—	(7)	(7)
Net income attributable to controlling interests and available to common shareholders	19,137	12,467	14,897	4,191	(31,548)	19,144
Other comprehensive loss attributable to controlling interest	(15,924)	(37,160)	(2,169)	(4,633)	43,962	(15,924)
Comprehensive income (loss) attributable to controlling interests	$3,213	$(24,693)	$12,728	$(442)	$12,414	$3,220

Condensed Consolidating Balance Sheets

	As of December 31, 2020
	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$87	$116,386	$40,024	$17,745	$—	$174,242
Accounts and notes receivable, net	—	47,488	25,558	16,821	—	89,867
Restricted cash	—	107,658	4,306	25,389	—	137,353
Other current assets	—	27,957	2,503	30,091	—	60,551
Total current assets	87	299,489	72,391	90,046	—	462,013
Property and equipment, net	—	250,386	53,980	125,476	—	429,842
Operating lease assets	—	32,847	2,924	24,597	—	60,368
Intangible assets, net	—	23,411	40,089	21,129	—	84,629
Goodwill	—	445,046	151,783	162,273	—	759,102
Investments in and advances to subsidiaries	436,598	308,177	175,330	52,730	(972,835)	—
Intercompany receivable	7,412	461,473	635,270	282,668	(1,386,823)	—
Deferred tax asset, net	2	—	(848)	18,228	—	17,382
Prepaid expenses, deferred costs, and other noncurrent assets	—	10,448	1,724	5,937	—	18,109
Total assets	$444,099	$1,831,277	$1,132,643	$783,084	$(2,359,658)	$1,831,445

Liabilities and Shareholders' Equity
Current portion of long-term liabilities	$—	$31,782	$6,760	$31,257	$—	$69,799
Accounts payable and accrued liabilities	4,295	278,695	61,566	79,335	(17,705)	406,186
Total current liabilities	4,295	310,477	68,326	110,592	(17,705)	475,985
Long-term debt	—	773,177	—	—	—	773,177
Intercompany payable	60,388	297,122	638,130	391,176	(1,386,816)	—
Asset retirement obligations	—	23,304	1,948	31,721	—	56,973
Deferred tax liability, net	—	49,637	1,516	331	—	51,484
Noncurrent operating lease liabilities	—	38,843	1,894	15,946	—	56,683
Other long-term liabilities	—	29,383	1,932	6,412	—	37,727
Total liabilities	64,683	1,521,943	713,746	556,178	(1,404,521)	1,452,029
Shareholders' equity	379,416	309,334	418,897	226,906	(955,137)	379,416
Total liabilities and shareholders' equity	$444,099	$1,831,277	$1,132,643	$783,084	$(2,359,658)	$1,831,445

(24) Subsequent Events
On December 15, 2020, the Company entered into a definitive agreement with Catalyst Holdings Limited (“Catalyst”), an affiliate of investment funds managed by Apollo Global Management, Inc. (together with its consolidated subsidiaries, “Apollo”), and Hudson Executive Capital LP to be acquired for $35.00 per share in cash. The agreement was subject to the satisfaction of customary closing conditions, including approval by Cardtronics shareholders and receipt of regulatory approvals. As of December 31, 2020, the Company had incurred $8.8 million of costs related to the proposed transaction, including investment banking, legal and professional fees, and certain other administrative expenses presented in the Acquisition related expenses line on the Consolidated Statements of Operations.
As discussed elsewhere in this 2020 Form 10-K, on January 25, 2021, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”), with NCR Corporation (“NCR”), pursuant to which NCR has agreed to acquire the Company for $39.00 per share, subject to the terms and conditions of the Acquisition Agreement (such transaction, the “Acquisition”). It is expected that, subject to the terms and conditions of the Acquisition Agreement, the proposed transaction will be completed in mid-year 2021. Prior to entering into the Acquisition Agreement, the Company delivered to Catalyst a written notice terminating the agreement with Apollo, pursuant to the terms of that agreement. In connection with the termination of the agreement with Apollo, NCR has paid, on behalf of the Company, a termination fee of $32.6 million to Apollo in accordance with the terms of the Company's agreement with Apollo. If the Acquisition Agreement is terminated under certain circumstances, the Company will be required to reimburse NCR for such termination fee payment.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in or disagreements on any matters of accounting principles or financial statement disclosure between the Company and its independent registered public accountants.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has evaluated, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (this “2020 Form 10-K”). The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in reports that it files under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.
Changes in Internal Controls over Financial Reporting
In the ordinary course of business, the Company reviews its internal control over financial reporting and makes changes to its control procedures, processes and systems that are intended to enhance such controls and increase efficiency while maintaining an effective internal control environment.
In conjunction with the evaluation described above, there were no changes in the Company's system of internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 includes its consolidated subsidiaries.
The Company’s management, under the supervision and with the participation of its principal executive officer and principal financial officer, assessed the effectiveness of its internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control - Integrated Framework (2013), its management concluded that its internal control over financial reporting was effective as of December 31, 2020.
Attestation Report of the Independent Registered Public Accounting Firm
The Company’s internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm that audited the Company’s consolidated financial statements included in this 2020 Form 10-K, as stated in the attestation report which is included in Item 8. Financial Statements and Supplementary Data, Reports of Independent Registered Public Accounting Firm.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Code of Ethics
The Company has adopted a Code of Ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of the Code of Ethics is available on the Company’s website at http://www.cardtronics.com, and you may also request a copy of the Code of Ethics at no cost, by writing or telephoning the following: Cardtronics plc, Attention: General Counsel, 2050 West Sam Houston Parkway South, Suite 1300,  Houston, Texas 77042, (832) 308-4000. The Company intends to disclose any amendments to or waivers of the Code of Ethics on behalf of its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and persons performing similar functions on its website at http://www.cardtronics.com promptly following the date of any such amendment or waiver.
Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 10 the remaining information required by this Item 10 from the information to be disclosed in its definitive proxy statement for its 2021 Annual Meeting of Shareholders.
ITEM 11. EXECUTIVE COMPENSATION
Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 11 the information to be disclosed in its definitive proxy statement for its 2021 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 12 the information to be disclosed in its definitive proxy statement for its 2021 Annual Meeting of Shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 13 the information to be disclosed in its definitive proxy statement for its 2021 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 14 the information to be disclosed in its definitive proxy statement for its 2021 Annual Meeting of Shareholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Consolidated Financial Statements
2. Financial Statement Schedules
All schedules are omitted because they are either not applicable or required information is reported in the consolidated financial statements or notes thereto.
3. Index to Exhibits
The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are reflected in the Index to Exhibits accompanying this 2020 Form 10-K.
ITEM 16. FORM 10-K SUMMARY
None.
Index to Exhibits

Exhibit Number	Description
2.1**	Acquisition Agreement (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed by Cardtronics plc on January 25, 2021, File No. 001-37820).
2.2**	Acquisition Agreement (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed by Cardtronics plc on December 15, 2020, File No. 001-37820).
2.3
Agreement and Plan of Merger, dated April 27, 2016, by and among Cardtronics, Inc., Cardtronics Group Limited, CATM Merger Sub LLC and CATM Holdings LLC (incorporated herein by reference to Annex A of the Registration Statement on Form S-4, filed by Cardtronics Group Ltd on April 27, 2016, File No. 333-210955).

3.1	Articles of Association of Cardtronics plc (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed by Cardtronics plc on July 1, 2016, File No. 001-37820).
4.1
Indenture, dated as of April 4, 2017, by and among Cardtronics, Inc., Cardtronics USA, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to Cardtronics, Inc.’s and Cardtronics USA, Inc.’s 5.5% Senior Notes due 2025 (incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed by Cardtronics plc on April 5, 2017, File No. 001-37820).

4.2
First Supplemental Indenture, dated as of April 28, 2017, by and among Cardtronics, Inc., Cardtronics USA Inc., Cardtronics plc, the subsidiary guarantors names therein and Wells Fargo Bank, National Association, as trustee, relating to Cardtronics, Inc.’s and Cardtronics USA, Inc.’s 5.5% Senior Notes due 2025 (incorporated herein by reference to Exhibit 4.2 of the Annual Report on Form 10-K, filed by Cardtronics plc on March 1, 2018, File No. 001-37820).

4.3
Form of 5.5% Senior Note due 2025 (incorporated herein by reference to Exhibit 4.2 (included in Exhibit 4.1) of the Current Report on Form 8-K, filed by Cardtronics plc on April 5, 2017, File No. 001-37820).

4.4
Form of Class A ordinary share certificate for Cardtronics plc (incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K, filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

Exhibit Number	Description
4.5
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.8 of the Annual Report on Form 10-K, filed by Cardtronics plc on March 2, 2020, File No. 001-37820).

10.1	Form of Director Undertaking (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed by Cardtronics plc on January 25, 2020, File No. 001-37820).
10.2	Form of Director Undertaking (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed by Cardtronics plc on December 15, 2020, File No. 001-37820).
10.3	HEC Undertaking (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by Cardtronics plc on December 15, 2020, File No. 001-37820).
10.4	Limited Guarantee (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed by Cardtronics plc on December 15, 2020, File No. 001-37820).
10.5**
Third Amendment to Second Amended and Restated Credit Agreement, dated as of June 29, 2020 (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on August 6, 2020, File No. 001-37820).

10.6**
Annex A to Third Amendment to Second Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on August 6, 2020, File No. 001-37820).

10.7**	Term Loan Credit Agreement, dated June 29, 2020 (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on August 6, 2020, File No. 001-37820).
10.8**
Pari Passu Intercreditor Agreement date June 29, 2020 (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on August 6, 2020, File No. 001-37820).

10.9**
Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 29, 2020 (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics plc on June 3, 2020, File No. 001-37820).

10.11**
Annex A to Second Amendment to Second Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by Cardtronics plc on June 3, 2020, File No. 001-37820).

10.12**
Second Amended and Restated Credit Agreement, dated as of November 19, 2018, by and among Cardtronics plc, the other Obligors party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as Alternative Currency Agent, Bank of America, N.A., Barclays Bank plc and Wells Fargo Bank, N.A., as co-Syndication Agents and Capital One, N.A. and Compass Bank, as co-Documentation Agents, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed by Cardtronics plc on November 19, 2018, File No. 001-37820).

10.13**
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

10.20†
Form of Deed of Indemnity of Cardtronics plc, entered into by each director of Cardtronics plc and each of the following officers: Steven A. Rathgaber, Edward H. West, E. Brad Conrad, Jerry Garcia, Dilshad Kasmani, Todd Ruden, Jonathan Simpson-Dent and Roger Craig (incorporated herein by reference to Exhibit 10.21 of the Annual Report on Form 10-K, filed by Cardtronics plc on February 21, 2017, File No. 001-37820).

10.21†
Form of Indemnification Agreement of Cardtronics, Inc., entered into by each director of Cardtronics plc and each of the following officers: Steven A. Rathgaber, Edward H. West, E. Brad Conrad, Jerry Garcia and David Dove (incorporated herein by reference to Exhibit 10.7 of the Current Report on Form 8-K, filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

10.22†
2001 Stock Incentive Plan of Cardtronics Group, Inc., dated effective as of June 4, 2001 (incorporated herein by reference to Exhibit 10.21 of the Registration Statement on Form S-4, filed by Cardtronics, Inc. on January 20, 2006, File No. 333-131199).

10.23†
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

10.26†
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

10.29†
Fourth Amended and Restated 2007 Stock Incentive Plan (adopted by Cardtronics plc on January 18, 2019 and incorporated herein by reference to Exhibit 10.35 of the Annual Report on Form 10-K, filed by Cardtronics plc on February 28, 2019, File No. 001-37820).

10.30†
Form of Stock Option Award Agreement pursuant to the Fourth Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on May 8, 2020, File No. 001-37820).

10.31†
Form of Restricted Stock Unit Agreement (Time-Based) pursuant to the Fourth Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on May 8, 2020, File No. 001-37820).

10.32†
Form of Restricted Stock Unit Agreement (Performance-Based) pursuant to the Fourth Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on May 8, 2020, File No. 001-37820).

10.33†
Form of Restricted Stock Unit Agreement (Market-Based) pursuant to the Fourth Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on May 8, 2020, File No. 001-37820).

10.34†
Form of Restricted Stock Unit Agreement (Special) pursuant to the Third Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on May 8, 2020, File No. 001-37820).

10.35†
Form of Non-Employee Director Restricted Stock Unit Agreement pursuant to the Fourth Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 of Quarterly Report on Form 10-Q, filed by Cardtronics plc on May 8, 2020, File No. 001-37820).

Exhibit Number	Description
10.36†
Form of Stock Option Award Agreement pursuant to the Fourth Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on May 2, 2019, File No. 001-37820).

10.37†
Form of Restricted Stock Unit Agreement (Time-Based) pursuant to the Fourth Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on May 2, 2019, File No. 001-37820).

10.38†
Form of Restricted Stock Unit Agreement (Performance-Based) pursuant to the Fourth Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on May 2, 2019, File No. 001-37820).

10.39†
Form of Restricted Stock Unit Agreement (Market-Based) pursuant to the Fourth Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on May 2, 2019, File No. 001-37820).

10.40†
Form of Restricted Stock Unit Agreement (Special) pursuant to the Third Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on May 2, 2019, File No. 001-37820).

10.41†
Form of Non-Employee Director Restricted Stock Unit Agreement pursuant to the Fourth Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 of Quarterly Report on Form 10-Q, filed by Cardtronics plc on May 2, 2019, File No. 001-37820).

10.42†
Form of Restricted Stock Unit Agreement (Performance-Based) pursuant to the Fourth Amended and Restated 2007 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on August 1, 2019, File No. 001-37820).

10.43
Deed of Assumption, dated July 1, 2016, executed by Cardtronics plc (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed by Cardtronics plc on July 1, 2016, File No. 001-37820).

10.44†	Form of Annual Executive Cash Incentive Plan (incorporated herein by reference to Exhibit) 10.38 of the Annual Report on Form 10-K, filed by Cardtronics plc on February 28, 2019, File No. 001-37820).
10.45†
Amended and Restated Employment Agreement by and between Cardtronics plc and Edward H. West, dated as of December 6, 2017 (incorporated herein by reference to Exhibit 10.01 of the Current Report on Form 8-K, filed by Cardtronics plc on December 11, 2017, File No. 001-37820).

10.46†
Employment Agreement by and between Cardtronics plc and Gary W. Ferrera, dated effective as of November 17, 2017 (incorporated herein by reference to Exhibit 10.51 of the Annual Report on Form 10-K, filed by Cardtronics plc on March 1, 2018, File No. 001-37820).

10.47†
Amendment to Employment Agreement, dated July 31, 2019, by and between Cardtronics plc and Gary W. Ferrera (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K, filed by Cardtronics plc on August 1, 2019, File No. 001-37820).

10.48†
Employment Agreement by and between Cardtronics USA, Inc. and Paul Gullo, dated effective as of May 14, 2018 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on August 2, 2018, File No. 001-37820).

10.49†
Amendment to Employment agreement, dated October 31, 2019, by and between Cardtronics plc and Paul Gullo (incorporated herein by reference to Exhibit 10.47 of the Annual Report on Form 10-K, filed by Cardtronics plc on March 2, 2020, File No. 001-37820).

10.50†
Employment agreement by and between Cardtronics USA, Inc. and Dan Antilley, dated effective as of October 9, 2018 (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on November 1, 2018, File No. 001-37820).

10.51†
Amendment to Employment agreement, dated February 13th 2020, by and between Cardtronics plc and Dan Antilley (incorporated herein by reference to Exhibit 10.49 of the Annual Report on Form 10-K, filed by Cardtronics plc on March 2, 2020, File No. 001-37820).

10.52†
Employment agreement by and between Cardtronics USA, Inc. and Brian Bailey, dated effective as of October 10, 2018 (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on November 1, 2018, File No. 001-37820).

10.53†
Employment agreement by and between Cardtronics USA, Inc. and Stuart Mackinnon, dated effective as of October 9, 2018 (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q, filed by Cardtronics plc on November 1, 2018, File No. 001-37820).

10.54†
Amendment to Employment agreement, dated February 13th, 2020, by and between Cardtronics plc and Stuart Mackinnon (incorporated herein by reference to Exhibit 10.52 of the Annual Report on Form 10-K, filed by Cardtronics plc on March 2, 2020, File No. 001-37820).

Exhibit Number	Description
10.55†
Employment agreement by and between Cardtronics USA, Inc. and J. Brad Nolan, dated October 9, 2018.(incorporated herein by reference to Exhibit 10.58 of the Annual Report on Form 10-K, filed by Cardtronics plc on February 28, 2019, File No. 001-37820).

10.56†
Employment agreement by and between Cardtronics USA, Inc. and Geri R. House, dated October 9, 2018 (incorporated herein by reference to Exhibit 10.59 of the Annual Report on Form 10-K, filed by Cardtronics plc on February 28, 2019, File No. 001-37820).

10.57†
Employment agreement by and between Cardtronics USA, Inc. and Aimie Killeen dated February 24, 2019 (incorporated herein by reference to Exhibit 10.60 of the Annual Report on Form 10-K, filed by Cardtronics plc on February 28, 2019, File No. 001-37820).

10.58†
Employment Agreement by and between Cardtronics UK Limited and Marc Terry, dated as of August 21, 2019 (incorporated herein by reference to Exhibit 10.1 on Form 8-K, filed by Cardtronics plc on August 26, 2019, File No. 001-37820).

10.59†
Employment agreement by and between Cardtronics USA, Inc. and Paul Wilmore dated March 22, 2019 (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q, filed by Cardtronics plc on May 2, 2019, File No. 001-37820).

10.60†
Employment agreement by and between Cardtronics USA, Inc. and Carter Hunt, dated effective as of January 16, 2020 (incorporated by reference to Exhibit 10.57 of the Annual Report on Form 10-K, filed by Cardtronics plc on March 2, 2020, File No. 001-37820).

21.1*	Subsidiaries of Cardtronics plc.
23.1*	Consent of Independent Registered Public Accounting Firm KPMG LLP.
31.1*	Certification of the Chief Executive Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics plc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL.
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
*  Filed herewith.

**The schedules/exhibits have been omitted from this filing pursuant to Item 601(b)(2) and (10) of Regulation S-K, as applicable. The Company will furnish copies of any such schedules or exhibits to the SEC upon request.

†  Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 1, 2021.
Cardtronics plc

/s/ Edward H. West
Edward H. West
Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 1, 2021.

Signature	Title

/s/ Edward H. West	Chief Executive Officer and Director
Edward H. West	(Principal Executive Officer)
/s/ Gary W. Ferrera	Chief Financial Officer
Gary W. Ferrera	(Principal Financial Officer)
/s/ Paul A. Gullo	Chief Accounting Officer
Paul A. Gullo	(Principal Accounting Officer)
/s/ Mark Rossi
Mark Rossi	Chairman of the Board of Directors
/s/ Juli Spottiswood
Juli Spottiswood	Director
/s/ Rahul Gupta
Rahul Gupta	Director
/s/ G. Patrick Phillips
G. Patrick Phillips	Director
/s/ Julie Gardner
Julie Gardner	Director
/s/ Warren Jenson
Warren Jenson	Director
/s/Douglas Braunstein
Douglas Braunstein	Director