Form 10-K/A
period 2020-12-31
Cardtronics plc
filed 2021-04-30
CIK 1671013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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
Number of shares outstanding as of April 20, 2021:  45,260,708 Ordinary Shares, nominal value $0.01 per share.

Explanatory Note
Cardtronics plc (“Cardtronics” or the “Company”) is filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021 (the “Original Form 10-K Filing”), for the purpose of providing the information required by Part III. This Amendment updates Part III in its entirety to contain the information required therein.

This Amendment No. 1 speaks as of the original filing date of the Original Form 10-K Filing and reflects only the changes to the cover page, and Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV to include new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002. No other information included in the Original Form 10-K Filing, including the information set forth in Part I and Part II, has been modified or updated in any way.

CARDTRONICS PLC
When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics,” we are describing Cardtronics plc and/or our subsidiaries, unless the context indicates otherwise.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors

Below is information about our directors including their ages as of April 30, 2021, Board class, specific experience, qualifications, attributes, and skills.

Name	Age	Position
Edward H. West	54	Director and Chief Executive Officer
Mark Rossi	64	Chairman and Independent Director
Douglas L. Braunstein	60	Independent Director
G. Patrick Phillips	71	Independent Director
Juli C. Spottiswood	54	Independent Director
Rahul Gupta	61	Independent Director
Julie Gardner	63	Independent Director
Warren C. Jenson	64	Independent Director

Class I Directors

Douglas L. Braunstein

Mr. Braunstein has been a director of the Company since June 2018. He has served as a Managing Partner and Founder of Hudson Executive Capital L.P. since January 2015, which through its funds, has beneficial ownership of approximately 19.1% of the Company’s common stock and is our largest shareholder. Mr. Braunstein also served at JPMorgan Chase & Co., from March 1997 to January 2015, with roles as CFO, Vice Chair, member of the Operating Committee, Head of Americas Investment Banking, and Global M&A, among others. Mr. Braunstein served as a Director of Eagle Pharmaceuticals, Inc. from March 2018 to August 2019, and Corindus Vascular Robotics, Inc. from January 2017 to November 2019. Mr. Braunstein is a trustee of Cornell University, a member of Cornell’s Investment Committee, and Chair of Cornell's Finance Committee. Mr. Braunstein received his B.S. from Cornell University in 1983 and his J.D. from Harvard Law School in 1986.

Mr. Braunstein’s extensive executive experience and background in investment strategy and banking, as well as a strong financial background, makes him well-qualified to serve on our Board, Finance Committee, and Compensation Committee.

G. Patrick Phillips

Mr. Phillips has been a director of the Company since February 2010. Mr. Phillips retired from Bank of America in 2008, after a 35-year career, most recently serving as President of Bank of America’s Premier Banking and Investments group from August 2005 to March 2008. During his tenure, Mr. Phillips led a variety of consumer, commercial, wealth management and technology businesses. Mr. Phillips serves as the Chair of the Board of Directors of USAA Federal Savings Bank ("USAA FSB"), where he also previously served as Chair of the Finance and Audit Committee (until March 2018), Chair of the Compensation Committee (until March 2018), and Chair of the Risk Committee (until January 2020). He also serves on the Board of USAA, the parent of USAA FSB. Mr. Phillips serves as Past Chair and member of the Board of Trustees of Novant Health, a non-profit healthcare company operating in North Carolina, South Carolina, Georgia and Virginia, where he previously served as Chair of the Board from 2018 to 2020. Mr. Phillips also served as an adviser to the financial services practice of Bain & Company, a global management consulting firm from 2013 to 2019. Mr. Phillips served as a director of Visa USA and Visa International from 1990 to 2005 and 1995 to 2005, respectively. Mr. Phillips received a Masters of Business Administration from the Darden School of Business at the University of Virginia in 1973 and graduated from Presbyterian College in Clinton, South Carolina, in 1971.

Mr. Phillips’ extensive experience in the banking industry and the electronic payments industry makes him well-qualified to serve on our Board, Audit Committee and as Chair of our Compensation Committee.

Class II Directors

Juli C. Spottiswood

Ms. Spottiswood has been a director of the Company since May 2011. Ms. Spottiswood currently serves as Chair & Chief Executive Officer of Syncapay, Inc., whose mission is to acquire and consolidate high-growth, leading-edge payments companies. Ms. Spottiswood served as Senior Vice President of Blackhawk Network Holdings Inc. (NASDAQ: HAWK), a leading prepaid and payments network (“Blackhawk”), and General Manager of Blackhawk Engagement Solutions (“BES”), a division of Blackhawk from October 2014 to July 2015. BES provides customized engagement and incentive programs for consumers, employees, and sales channels. She was previously an Independent Advisor to Blackhawk. Ms. Spottiswood has also served as President, Chief Executive Officer and Board Member at Parago, Inc., a marketing services company, which she co-founded in 1999 and served as Chief Financial Officer. Parago was sold in October 2014 to Blackhawk. Ms. Spottiswood served as Board Member and Treasurer of the Network Branded Prepaid Card Association, a nonprofit association formed to promote the use of prepaid cards as an alternative payment method. She is the recipient of the Ernst & Young Entrepreneur of the Year award in the Southwest region in 2009. Ms. Spottiswood holds a Bachelor of Business Administration in Accounting from the University of Texas.

Ms. Spottiswood has expansive business and financial services experience, which includes experience as an accountant with Arthur Andersen. Her knowledge of the payment industry and innovation makes her well-qualified to serve on our Board, Nominating & Governance Committee, and as Chair of our Audit Committee.

Edward H. West

Mr. West has served as the Company’s Chief Executive Officer and a director of the Company since January 1, 2018. Mr. West joined Cardtronics in January 2016, became Chief Financial Officer in February 2016, and assumed the role of Chief Operations Officer in July 2016. Mr. West also served as President and Chief Executive Officer of Education Management Corporation, joining initially as Chief Financial Officer in 2006. Mr. West served in a variety of executive positions within Internet Capital Group, including serving as Chief Executive Officer of ICG Commerce, the largest subsidiary of the group from 2002 to 2006. Mr. West also served in numerous roles and most recently as Executive Vice President & Chief Financial Officer for Delta Air Lines before his time at Internet Capital Group, and previous to that began his career at SunTrust. Mr. West received the "CFO of the Year" award from Institutional Investor Magazine in 2012 and was previously named one of the "Top 40 under 40" by CFO Magazine. Mr. West received a BBA in Finance from Emory University.

Mr. West’s current position as our Chief Executive Officer enables him to bring invaluable operational, financial, regulatory and governance insights to our Board; and his considerable role in the management of our company allows him to continually educate and advise our Board on our business, industry and related opportunities and challenges.

Rahul Gupta

Mr. Gupta has been a director of the Company since March 2020. Mr. Gupta also serves as a board member for several privately held payments and financial technology ("fintech") companies and as advisor to private equity funds and venture funds in the financial technology space. Mr. Gupta previously served as Chief Executive Officer of RevSpring, a private company in the financial services and healthcare space, from 2017 to 2019. Mr. Gupta also served as Executive Vice President and Group President at Fiserv, a public banking technology and payments company, from 2006 to 2017, and before that served in various executive positions with technology companies serving the financial services industries for 20 years. Mr. Gupta received an MBA in Finance and Information Technology from Indiana University in 1986 and Bachelor of Commerce from Delhi University in 1978.

Mr. Gupta's extensive leadership experience in the financial services technology industry, and subsequent board and advisory experience with fintech companies and investors makes him well-qualified to serve on our Board, Audit Committee, and our Compensation Committee.

Class III Directors

Mark Rossi

Mr. Rossi has been a director of the Company since November 2010. Mr. Rossi is a founder and Senior Managing Director of Cornerstone Equity Investors, L.L.C. ("Cornerstone"), a Connecticut based private equity firm with a particular emphasis on technology and telecommunications, health care services and products, and business services. Mr. Rossi served as President of Prudential Equity Investors, Inc., the private equity arm of Prudential Insurance Company of America before the formation of Cornerstone in 1996. Mr. Rossi also served as Chair of the Board of Directors for Maxwell Technologies, Inc. Mr. Rossi earned a Master of Business Administration degree from the J.L. Kellogg School of Management at Northwestern University, where he was an F.C. Austin Scholar after graduating with highest honors from Saint Vincent College in 1978 with a Bachelor of Arts degree in Economics.

Mr. Rossi's extensive financial services experience, and his industry focus on business services and technology makes him well-qualified to serve on our Board, Finance Committee, and Nominating & Governance Committee.

Julie Gardner

Ms. Gardner has been a director of the Company since October 2013. Ms. Gardner has over 25 years of marketing experience in the retail industry, and was cited by Forbes in 2012 as the 11th most influential Chief Marketing Officer in the world. Ms. Gardner served as Executive Vice President and Chief Marketing Officer for Kohl’s Department Stores. During her 14 year tenure at Kohl’s, 887 new stores were opened, and 25 new brands were launched to the portfolio of private, exclusive and national brands. Ms. Gardner has been credited for the successful launch of numerous exclusive brands including Simply Vera Wang, Elle, Food Network, Chaps, Dana Buchman, Candies, Lauren Conrad, Jennifer Lopez and Tony Hawk. She also created the Kohl’s Cares program, the first philanthropic strategy for the company, which raised over $200 million between 2000 and 2012 for children’s health and educational programs, and leads the funding and development of the TED educational program with the TED organization. Ms. Gardner also served in several positions for Eckerd Corporation, a retail drug store company operating over 3,000 stores in the Southeast and Southwest, from 1985 to 1999, serving as Chief Marketing Officer from 1994 to

1999. Ms. Gardner served in Account Management with two advertising firms before joining Eckerd Corporation. Ms. Gardner is the recipient of numerous awards, including 20 Addy Awards, 30 RACie awards, and an Emmy Award from the Arts and Sciences.

Ms. Gardner has expansive marketing and advertising experience in the retail industry, and we believe her experience and her background with rapid business expansion, as well as her insights with drugstore chains, a key retailer constituent of Cardtronics, make her well-qualified to serve on our Board, Audit Committee and as Chair of our Nominating & Governance Committee.

Warren C. Jenson

Mr. Jenson has been a director of the Company since June 2018. Mr. Jenson currently serves as the President, CFO, and Executive MD of International at LiveRamp Holdings, Inc. (formerly known as Acxiom Holdings). He has served at LiveRamp since 2012. Mr. Jenson also served as the CFO at Electronic Arts Inc. from 2002 to 2008, then as COO of Silver Spring Networks before joining LiveRamp. Mr. Jenson has more than 30 years of experience in strategy and operational finance as Chief Financial Officer of Amazon.com, NBC, and Electronic Arts. He has successfully shaped the digital transformations at NBC and Delta Air Lines, and substantially contributed to the growth of DigitalGlobe, Tapjoy, and the Marshall School of Business at the University of Southern California. Mr. Jenson was twice designated one of the “Best CFOs in America” by Institutional Investor magazine, and was also honored as Bay Area Venture CFO of the Year in 2010. Mr. Jenson holds a Bachelor of Accounting and a Master of Accountancy degree, both from Brigham Young University.

Mr. Jenson’s extensive experience as a CFO and in other executive positions of several successful public and private companies makes him well-qualified to serve on our Board, Compensation Committee, and as Chair of our Finance Committee.

Executive Officers

Our executive officers are appointed by our Board on an annual basis and serve until removed by our Board or their successors have been duly appointed. The following biographies describe the business experience of our executive officers, along with their age and the position they currently hold.

Name	Age	Position
Dan Antilley	53	Executive Vice President, Operations and Chief Information Security Officer
Gary W. Ferrera	58	Chief Financial Officer
Paul A. Gullo	55	Chief Accounting Officer
Geri House	45	Chief Human Resources Officer
Carter Hunt	54	Executive Vice President, Managing Director of North America
Aimie Killeen	42	General Counsel and Secretary
Stuart Mackinnon	49	Executive Vice President, Technology and Chief Information Officer
Marc Terry	59	Executive Vice President, Managing Director of International
Edward H. West	54	Chief Executive Officer
Paul Wilmore	54	Chief Marketing Officer

Dan Antilley has served as our Executive Vice President, Operations and Chief Information Security Officer since May 30, 2017. In January 2020, Mr. Antilley assumed oversight of global operations, in addition to his role as Chief Information Security Office. Mr. Antilley is responsible for leading the Company's global information security and technology risk strategy program, focused on safeguarding company and customer assets, and ATM user information while also leading global operations. Mr. Antilley has more than 20 years of information security leadership experience, including retail banking industry expertise. Before joining Cardtronics, Mr. Antilley capped a 16+ year career at Bank of America. He served as Senior Vice President and Global Information Security Operations Executive, a role in which he directed a multi-site global team of 400 information security professionals, with an emphasis on threat and vulnerability management, malware protection and cyber forensics. Earlier in his career, Mr. Antilley served in technology roles at Genuity, Check Point Software Technologies and the Texas Department of Housing and Community Affairs. Earned throughout his career, Mr. Antilley holds multiple patents for systems and methods related to information security risk assessment and a B.S. from Midwestern State University.

Gary W. Ferrera has served as our Chief Financial Officer since November 28, 2017. In this role, Mr. Ferrera is responsible for leading all financial functions of the Company, and he provides oversight for accounting and reporting, strategic planning and analysis, treasury, tax, internal audit, risk management, investor relations, and corporate development. Ferrera has more than 25 years of leadership experience in corporate finance and corporate development roles. Prior to Cardtronics, Mr. Ferrera was at DigitalGlobe, Inc., where he served as Chief Financial Officer since early 2015. He served in that same capacity for Intrawest Resorts, Great Wolf Resorts, National CineMedia, and Unity Media. Mr. Ferrera’s career as a Chief Financial Officer is notable for overseeing periods of rapid growth, mergers and acquisitions, initial public offerings, along with cost-efficient operating and capital structures and tax efficiency. Before his Chief Financial Officer positions, Mr. Ferrera developed his M&A and capital markets expertise with Citigroup and Bear Stearns. Mr. Ferrera also started his commercial career as an international tax consultant with Arthur Andersen. Mr. Ferrera holds an MBA from the Kellogg School of Management, Northwestern University, and a BS in Accounting from Bentley University, magna cum laude.

Paul A. Gullo has served as our Chief Accounting Officer since May 21, 2018. Previously, Mr. Gullo, served many roles at TechnipFMC plc, including as Chief Financial Officer, Technip Stone & Webster Process Technology, Inc. since August 2013, as Chief Financial Officer, Technip USA Inc. from January 2012 to August 2013 and as Vice President, Finance, Technip USA, Inc. from March 2009 to December 2011. Mr. Gullo has also held various finance and accounting positions at Friedkin Companies, Inc., Kellogg Brown & Root, Continental Airlines, Inc., and IQ 2000, Inc. and served in the Audit Practice at Ernst & Young LLP in Houston, Texas. Mr. Gullo holds a Bachelor of Business Administration degree in Accounting and Finance from The University of Texas and is a licensed Certified Public Accountant in the state of Texas.

Geri House has served as our Chief Human Resources Officer since February 12, 2018. In this role, Ms. House is responsible for leading the Company’s global human resources function, overseeing human resources strategy, talent acquisition, employee engagement, development, and relations, along with compensation and benefits programs. Ms. House is an experienced, strategic human resources executive with a demonstrated ability to align people and culture to the corporate vision, strategies, and values to drive effective execution of company goals. Before joining Cardtronics, Ms. House was Executive Vice President, People & Organization, at National CineMedia, where she also previously served as Vice President and Deputy General Counsel. Earlier in her career, Ms. House was in private practice, serving as outside counsel for an array of clients of two international law firms. Ms. House holds a Juris Doctor degree from Harvard Law School and a Bachelor of Arts degree from Simon Fraser University.

Carter Hunt is Executive Vice President and Managing Director for our business in North America. In this role, he oversees the Company's commercial activities in the United States, Canada, Mexico, and the Caribbean. Mr. Hunt has more than three decades of experience in leadership. Before joining Cardtronics, Carter led the North America organization for Western Union. His responsibilities included the ownership of revenue and profit, developing the strategy, general management, and the on-going leadership of Western Union’s overall North America business. Mr. Hunt originally joined Western Union in 2005 as the Vice President of National Accounts. Also, Mr. Hunt has held the roles of Senior Vice President of Global Key Accounts, and Senior Vice President of Commercial at Western Union. Before joining Western Union, Mr. Hunt spent 14 years with PepsiCo, Inc., where he held a variety of roles in sales management, marketing, and joint venture development. Mr. Hunt has a Bachelor of Business Administration degree from the University of Texas at Austin and a Master of Business Administration degree from Southern Methodist University’s Cox School of Business in Dallas, Texas.

Aimie Killeen has served as our General Counsel and Secretary since March 2017, leading our legal, corporate governance, and compliance sections. Ms. Killeen joined Cardtronics through our acquisition of DirectCash Payments Inc. (“DCP”) in January 2017, where she served as Global General Counsel since March 2013. Before joining DCP, Ms. Killeen practiced for nine years at one of Australia’s premier global law firms. Her experience there included leveraged and acquisition finance, aviation finance, structured asset finance, securitization, debt capital markets, general corporate banking, and restructuring. Ms. Killeen graduated of the University of Technology in Sydney, Australia, and was admitted to practice law in the Supreme Court of New South Wales, and the High Court of Australia in 2004.

Stuart Mackinnon has served as our Executive Vice President, Technology and Chief Information Officer since February 1, 2017. Mr. Mackinnon is responsible for the global information technology infrastructure for Cardtronics. Mr. Mackinnon directs the strategy and implementation of innovative solutions for the business focusing on efficiency and service. Mr. Mackinnon joined Cardtronics in 2015 through the acquisition of Columbus Data Services, the largest ATM processor in North America, where he held the position of President for five years. Before Columbus Data Services, Mr. Mackinnon held senior technology roles at Threshold Financial Technologies and Choice Hotels Canada.

Marc Terry has served as our Executive Vice President and Managing Director of International since September 18, 2017. In this role, Mr. Terry oversees all commercial activities for the Company in Europe, the Middle East, Africa and Australia. Mr. Terry has nearly 30 years of payments and financial services technology business and leadership experience. Before joining Cardtronics, Mr. Terry was Group Managing Director, EMEA at FIS, where he was responsible for all banking and payments products. Earlier in his career, Mr. Terry served as Managing Director Commercial for Vocalink, where he was responsible for all commercial activities and relationships including management of the LINK ATM network in the United Kingdom. Mr. Terry previously held roles as International Sales Director for Metavante, Managing Director, EMEA for Clear2Pay, and Vice President, International Sales for S1 U.K., following a 15+ year career in multiple global leadership roles for ACI Worldwide. Mr. Terry holds a Bachelor of Arts degree in System Analysis from Bristol Polytechnic.

Edward H. West’s biographical information is located under “Directors.”

Paul Wilmore is the Chief Marketing Officer for Cardtronics. He joined Cardtronics on May 1, 2019 and is responsible for all aspects of our marketing, data, and analytics across our U.S. and international markets. He is also a member of the Cardtronics Executive Leadership Team. Before joining Cardtronics, Mr. Wilmore was the Chief Marketing Officer of Barclays U.S. Consumer Bank. He brings over 30 years of experience in marketing and financial services, and has a deep background in marketing metrics and data analysis to drive growth and performance. A member of the Barclaycard U.S. and Barclays U.S. Consumer Bank executive team since 2004, Mr. Wilmore led marketing operations for both the co-brand business unit and the digital consumer bank. Prior to joining Barclays, he was part of the executive team that launched Juniper Bank, a monoline credit card issuer, and a member of the founding executive team for RelianceDirect and Reliance Personal, which offered personal automobile insurance through direct distribution channels. Paul holds an MBA from the Wharton School at the University of Pennsylvania and a bachelor’s degree in Economics from Swarthmore College.

There are no family relationships among any of our directors or executive officers.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics ("Code of Ethics") applicable to its principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. A copy of the Code of Ethics is available on the Company’s website at http://www.cardtronics.com, and you may also request a copy of the Code of Ethics at no cost, by writing or telephoning the following: Cardtronics plc, Attention: General Counsel, 2050 West Sam Houston Parkway South, Suite 1300, Houston, Texas 77042, (832) 308-4000. The Company intends to disclose any amendments to or waivers of the Code of Ethics on behalf of its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and persons performing similar functions on its website at http://www.cardtronics.com promptly following the date of any such amendment or waiver.

Committees of the Board

Our Board currently has four standing committees: an Audit Committee, a Compensation Committee, a Nominating & Governance Committee, and a Finance Committee. Each committee is comprised of only independent directors as defined under applicable SEC rules and regulations and NASDAQ listing standards. Each committee is governed by a written charter approved by our Board and which forms an integral part of our corporate governance policies, and a copy of each charter is available on our website at www.cardtronics.com.

The table below provides the current composition of each committee of our Board:

Director	Audit Committee	Compensation Committee	Nominating & Governance Committee	Finance Committee
Douglas L. Braunstein
Julie Gardner
Rahul Gupta
Warren C. Jenson
G. Patrick Phillips
Mark Rossi
Juli C. Spottiswood

Member	Committee Chair
Audit Committee

Our Audit Committee currently consists of Juli C. Spottiswood (Chair), Julie Gardner, Rahul Gupta and G. Patrick Phillips, and is comprised entirely of directors who satisfy the standards of independence established under the applicable SEC rules and regulations, NASDAQ listing standards, and our Corporate Governance Principles. Also, each member of our Audit Committee satisfies the financial literacy requirements of NASDAQ listing standards. Ms. Spottiswood (our Chair), Mr. Gupta and Mr. Phillips each qualify as an “audit committee financial expert” within the meaning of the SEC’s rules and regulations.

Compensation Committee

Our Compensation Committee currently consists of G. Patrick Phillips (Chair), Douglas L. Braunstein, Rahul Gupta, and Warren C. Jenson, and is comprised entirely of directors who satisfy the standards of independence established under the applicable SEC rules and regulations, NASDAQ listing standards, and our Corporate Governance Principles.

Nominating & Governance Committee

Our Nominating & Governance Committee currently consists of Julie Gardner (Chair), Mark Rossi, and Juli C. Spottiswood. Our Nominating & Governance Committee identifies individuals qualified to become members of our Board, makes recommendations to our Board regarding director nominees for the next annual general meeting of shareholders, and develops and recommends corporate governance principles to our Board. Our Nominating & Governance Committee is comprised entirely of directors who satisfy the applicable standards of independence established under the SEC’s rules and regulations, NASDAQ listing standards, and our Corporate Governance Principles.

Finance Committee

Our Finance Committee is currently comprised of Warren C. Jenson (Chair), Douglas L. Braunstein, and Mark Rossi. Our Nominating & Governance Committee, in its business judgment, has determined that our Finance Committee is comprised entirely of directors who satisfy the applicable standards of independence established under NASDAQ listing standards and our Corporate Governance Principles.

Item 11. Executive Compensation
Compensation Discussion & Analysis

The Compensation Discussion and Analysis (“CD&A”) set forth below provides an explanation of our compensation programs, including the objectives of such programs and the rationale for each element of compensation, for our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and the three other most highly compensated executive officers serving as of December 31, 2020 (collectively, the “Named Executive Officers” or "NEOs"). This CD&A also describes the actions and decisions of our Compensation Committee as it relates to 2020 compensation decisions.

Our 2020 Named Executive Officers

For the year ended December 31, 2020, our Named Executive Officers were as follows:

Named Executive Officers	Position
Edward H. West	Chief Executive Officer and Director
Gary W. Ferrera	Chief Financial Officer
Dan Antilley	Executive Vice President, Operations and Chief Information Security Officer
Carter Hunt	Executive Vice President, Managing Director of North America
Stuart Mackinnon	Executive Vice President, Technology and Chief Information Officer

Executive Summary

Compensation Program Philosophy and Design

The primary objectives of our executive compensation program are to attract, retain, and motivate qualified individuals who are capable of leading our Company to meet its business objectives and increase overall shareholder value. To achieve these objectives, our Compensation Committee’s philosophy is to implement a total compensation program that aligns the interests of management with those of our shareholders, creates incentives for the achievement of financial performance objectives, and rewards the performance of individuals based on our overall success, without encouraging excessive risk-taking. The primary components of our executive compensation program, as we discuss in further detail in this CD&A, are base salary, annual non-equity incentive plan awards (“Cash Incentive Plan”), and annual long-term incentives that include performance and time-based equity awards (“LTIP”).

2020 Performance and Key Priorities

Since 2018, senior management has focused the business on five strategic priorities, outlined below. While the Company's financial performance in 2020 was significantly impacted by the COVID-19 pandemic, management executed on Cardtronics' key priorities and evolved the business to gain transaction share and grow revenues and profits. During 2020, Cardtronics secured major new partnerships with leading retailers, financial institutions, and Fintech businesses while generating strong free cash flows. The following are a few notable business and financial highlights from 2020.

Key Management Priorities:
•Drive organic growth and durable revenue streams
•Operational excellence & portfolio optimization
•Earn “raving fans” status with customers
•Deliver growth in free cash flow
•Engender employee pride

Performance Highlights
•13% revenue growth in bank branding and surcharge-free revenues, led by new branding arrangements and Allpoint
•Deployed thousands of new ATMs worldwide
•Maintained high availability despite the Pandemic
•Enabled proprietary NeotermTM software on over 20,000 ATMs by the end of 2020
•80% of Allpoint customers describe their relationship as “Truly Loyal,” according to the Walker Voice-of-the-Customer Survey
•Program strategies for proprietary products result in resilient surcharge-free transaction levels at leading retailers in the U.S., despite the pandemic
•Adjusted free cash flow of $173 million in 2020 (as defined in the Cash Incentive Plan)
•Reduced Net Debt by $101 million
•Continued investment in talent and development across the organization
•Deployed enhanced corporate communication and collaboration tools on a global basis to drive increased collaboration throughout the organization
•Utilized employee engagement survey to continue driving targeted program development, resulting in strong year-over-year engagement score improvement
•Implemented Inclusion and Diversity Council to drive identified global initiatives

Adjusted Free Cash Flow, Adjusted EBITDA, Adjusted Net Income per Diluted Share and Net Debt are non-GAAP measures. Please see our Original Form 10-K Filing for a description of these measures, management’s opinion regarding the usefulness of these non-GAAP measures, along with a reconciliation to the nearest GAAP measures.

The Company’s 2020 financial performance relative to established targets was heavily impacted by the COVID-19 pandemic, as the effects of government-mandated restrictions adversely impacted transaction volumes across all of our regions. The Company, however, strengthened its network by adding new partnerships with large financial institutions, retailers, and emerging financial technology companies. The Company generated strong Adjusted Free Cash Flow (as defined in the Cash Incentive Plan) of $173 million for the year, enabling strong net debt reduction.

The Company's investments in infrastructure, security, and new software have unlocked new growth opportunities and reduced the capital intensity of the business. During 2020, the Company operated at a high level, delivered significant new customer growth and expansion, and strong cash flows.

2020 Executive Compensation Highlights

Principal Pay Mix

The Compensation Committee has designed the executive compensation program to reward pay-for-performance through Company and individual performance. A large percentage of total target compensation is at risk through our annual cash incentive award and Long-Term Incentive Plan, which are linked to performance measures that drive shareholder value. The mix of target total compensation for 2020 for our CEO and the average of our other NEOs is shown below.

CEO
Other NEOs

Performance-Based Compensation Results and Payouts

Award	2020 Payouts	Performance Link

2020 Annual Cash Incentive Award		Global Metrics resulted in a 0% payout (excluding individual performance), due to the unexpected and significant business impacts related to the COVID-19 pandemic. Because management met or exceeded the revised 2020 objectives set by the Board to stabilize, transform, and ensure the long-term success of the business, the Compensation Committee exercised its discretion to award a payout of approximately 50% of target payouts to bonus-eligible employees, including NEOs.

While neither the 2019 or 2020 LTIP Performance-based RSUs resulted in a payout for 2020 due to their three-year performance periods, the performance-based RSUs granted due to Mr. West's promotion to CEO on January 1, 2018, resulted in a 198.4% payout, upon completion of the three-year performance period. These awards were earned solely by the Company’s achievement of relative TSR objectives compared to the TSR of companies in a comparator group (companies included in the S&P 600 Index with a market capitalization between $1 billion and $5 billion as of December 29, 2017).

Shareholder Feedback and Changes to 2020 Compensation Program

We are committed to ensuring that our shareholders fully understand our executive compensation programs, including how they reward the achievement of our strategic objectives and align the interests of our Named Executive Officers with those of our shareholders. Since our

2020 Annual General Meeting of Shareholders, we engaged with our shareholders to seek feedback on our executive compensation program and any other subjects of interest. We focused our outreach on our top 25 shareholders, who represent over 90% of our shares outstanding.

In addition to meetings management held with shareholders throughout the year representing over 80% of our shareholder base, we engaged in stewardship discussions with shareholders during the spring, in advance of our 2020 Annual Shareholders Meeting, and again between October and December 2020. During the latter shareholder engagement effort, which focused primarily on stewardship, executive compensation, social responsibility and strategy matters, we were able to engage in discussions with shareholders that accounted for approximately 40% of our shares outstanding.

These discussions generally included multiple Board members, in addition to our Chief Financial Officer, our General Counsel, our head of Human Resources, and our head of Investor Relations. Key points commonly raised or discussed with shareholders included: (1) executive compensation matters in light of COVID-19; (2) governance matters and Board composition; and (3) the Board’s role in strategy, risk, and Environmental, Social & Governance matters.

The Board is fully committed to ensuring that our long-term executive incentive plans align with shareholder interests. While over 96% of our shareholders supported our 2019 executive compensation program, we remain committed to receiving shareholder feedback on our executive compensation programs. Several shareholders commented on preferring performance measurement periods of 3+ years. Since 2019, long-term incentive plans utilize three-year plans, providing long-term alignment of management and shareholders. We use two long-term performance measures, each measured over a cumulative three-year period: 1) relative Total Shareholder Return ("TSR") and 2) Adjusted EBITDA. We believe relative TSR aligns management directly with shareholders to deliver long-term shareholder value. While we also use an Adjusted EBITDA metric in our short-term plan, we believe delivering Adjusted EBITDA growth over both the short and long-term is one of the most important drivers of shareholder value and is an area over which management has a high degree of control. The Committee carefully evaluates the Company's peer group annually, looking at a range of companies in similar industries and revenues generally between one-third and four times those of the Company. The Committee also uses this process to help assess the competitiveness of total compensation for each executive officer.

Compensation Determination Process

Role of Compensation Committee, Compensation Consultant and Management

Compensation Committee

Our Compensation Committee is responsible for designing, recommending, and evaluating all compensation programs for our executive officers (including each of the Named Executive Officers) as well as oversight for other broad-based employee benefits programs. Our Compensation Committee receives information and advice from third-party compensation consultants as well as from our human resources department and management to assist in making decisions regarding compensation matters.

Compensation Consultant

Our Compensation Committee has sole authority to retain and terminate the services of a compensation consultant who reports to our Compensation Committee. The role of the compensation consultant is to advise our Compensation Committee in its oversight role, advise management in the executive compensation design process, and provide independent compensation data and analysis to facilitate the annual review of our compensation programs. The compensation consultant attends Compensation Committee meetings as requested by our Compensation Committee.

Our Compensation Committee has retained Meridian Compensation Partners, LLC (“Meridian”) as its independent advisor. Meridian is an independent compensation consulting firm and does not provide any other services to us outside of matters on executive officer and director compensation and related corporate governance. Meridian reports directly to our Compensation Committee, which is the sole party responsible for determining the scope of services performed by Meridian and the directions given to Meridian regarding the performance of such services. Meridian is not given a specific list of instructions, but rather is engaged in providing our Compensation Committee with information and advice that might assist our Compensation Committee in performing its duties. During 2020, the services provided by Meridian included:

•updating our Compensation Committee on regulatory changes affecting our compensation program;
•providing information on market trends, practices, and other data;
•giving guidance on CEO compensation;
•reviewing our Peer Group (as defined in “Factors Considered in Setting Executive Pay — Peer Company Compensation Analysis”) and conducted a competitive analysis of compensation for our Named Executive Officers and our Board;
•assisting in reviewing and designing program elements; and
•providing overall guidance and advice about the efficacy of each component of our compensation program and its fit within our Compensation Committee’s developing compensation philosophy.

Meridian provides valuable guidance and resources for our Compensation Committee in identifying compensation trends and determining competitive compensation packages for our executives. Our Compensation Committee considers, but is not required to follow, any particular advice or recommendations that Meridian may provide.

Our Compensation Committee considered the independence of Meridian in light of SEC rules and NASDAQ listing standards, including the following factors: (i) other services provided to us by the consultant; (ii) fees paid by us as a percentage of the consulting firm’s total revenue; (iii) policies or procedures maintained by the consulting firm that are designed to prevent a conflict of interest; (iv) any business or personal relationships between the individual consultants involved in the engagement and a member of our Compensation Committee; (v) any company shares owned by the individual consultants involved in the engagement; and (vi) any business or personal relationships between our executive officers and the consulting firm or the individual consultants involved in the engagement. Our Compensation Committee discussed these considerations, among other things, and concluded that the work of Meridian did not raise any conflicts of interest.

Role of the Chief Executive Officer in Executive Compensation Decisions

Our CEO works very closely with our Compensation Committee, other than with respect to his own compensation. Our CEO sets our strategic direction and strives to promote compensation programs that motivate employee behavior, consistent with our strategic objectives and corporate values. Under the direction of our Compensation Committee, and in coordination with the compensation consultant, our CEO coordinates the annual review of the compensation programs for the executive officers. This review includes an evaluation of each officer’s historical pay and career development, individual and corporate performance, competitive practices and trends, and various compensation-related issues. Based on the results of this review, our CEO makes recommendations to our Compensation Committee regarding each element of compensation for each of the executive officers, other than himself. Our CEO also provides our Compensation Committee with his evaluation of the performance of each executive officer other than himself during the prior year for their consideration for determining actual payouts. Our Compensation Committee also meets in executive session, independently of the CEO and other members of senior management, to review not only compensation issues related to the CEO, but those of all Named Executive Officers and other executive officers. Other than the CEO, none of our other Named Executive Officers provide direct recommendations to our Compensation Committee or participate in the executive compensation setting process; however, our Chief Human Resources Officer and Chief Financial Officer provide information and recommendations to our Compensation Committee when it reviews and sets incentive performance goals.

Factors Considered in Setting Executive Pay

Tally Sheets

Our Compensation Committee reviews “tally sheets” for the CEO and the CFO, which are prepared by management and reviewed by Meridian. The tally sheets contain information related to prior years’ compensation, outstanding equity awards (both vested and unvested) and various termination scenarios. The tally sheets enable our Compensation Committee to review and evaluate various components of the executive pay programs, understand the magnitude of potential payouts as a result of certain employment terminations, and consider changes to our plans and programs in light of emerging trends.

Other Factors

In determining the level of total compensation to be set for each compensation component, our Compensation Committee considers a number of factors, including market competitiveness analysis of our compensation levels compared with those paid by comparable companies, our most recent annual performance, each individual Named Executive Officer’s performance, the desire to generally maintain internal equity and consistency among our executive officers, tally sheets (as discussed above), and any other considerations that our Compensation Committee deems to be relevant. While our Compensation Committee reviews the total compensation package we provide to each of our Named Executive Officers, our Board and our Compensation Committee view each element of our compensation program as distinct elements, each serving a specific purpose. In other words, a significant amount of compensation paid to an executive for one element will not necessarily cause us to reduce another element of the executive’s compensation. Accordingly, we have not adopted any formal or informal policy for allocating compensation between long-term and short-term, between cash and non-cash, or among the different forms of non-cash compensation.

Peer Company Compensation Analysis

To help assess the competitiveness of total compensation for each NEO, and as a reference point for 2020 pay decisions, the Compensation Committee analyzed executive compensation data from the following two sources: (i) publicly available proxy statements of companies selected as peer companies (the “Peer Group”), and (ii) the proprietary Equilar database (the “Equilar Peer Group”). For purposes of review, the Compensation Committee utilized data from the Peer Group as the primary data source to assess the competitive positioning for the CEO and CFO target compensation. Given the limited data available from proxy statements for our Named Executive Officers other than CEO and CFO, the Compensation Committee utilized data from the Equilar Peer Group as the primary data source to assess competitive positioning for the other Named Executive Officers. Data from the Equilar Peer Group was used as a secondary data source for the CEO and CFO positions.

The companies in the Peer Group and the Equilar Peer Group, identified in the tables below, were approved by the Compensation Committee following a review of companies, prepared by Meridian, that had revenues generally between one-third and four times those of the Company, and were within similar industries as the Company based on select General Industry Classification Standard (“GICS”) codes. In addition to the revenue and industry criteria, the Committee also considered market capitalization, companies with a technology services focus, and companies with which we compete for executive talent. The Equilar Peer Group is limited by the number of participating companies that submit compensation data to the Equilar database. Therefore, even though similar GICS codes and revenue parameters were used to filter the companies in the Equilar database, only a limited number of Peer Group companies participated in the Equilar database. Certain companies have subsequently merged with others or become private companies. Their most recent available compensation data was still utilized if considered current and accurate.

    Proxy Peer Group

ACI Worldwide, Inc.	Jack Henry & Associates, Inc.
Diebold Nixdorf, Incorporated	MoneyGram International, Inc.
Euronet Worldwide, Inc.	NCR Corporation
Everi Holdings Inc.	The Brink's Company
Fair Isaac Corporation	The Western Union Company
FleetCor Technologies, Inc.	USA Technologies, Inc.
Green Dot Corporation	WEX Inc.

    Equilar Peer Group

Black Knight, Inc.	NCR Corporation
Broadridge Financial Solutions, Inc.	Paychex, Inc.
CoreLogic, Inc.	Pegasystems, Inc.
Diebold Nixdorf, Incorporated	The Western Union Company
Genpact Limited	TTEC Holdings, Inc.
Manhattan Associates, Inc.	Tyler Technologies, Inc.
MoneyGram International, Inc.	WEX, Inc.

Our Compensation Committee also believes that using the Peer Group provides meaningful reference points for competitive design practices, types of equity awards used, and equity usage levels for the Named Executive Officers. Our Compensation Committee’s goal is to provide a target total compensation package that is competitive with prevailing practices in our industry and within the peer groups, as described above.

Our Compensation Committee does not react to or structure our compensation programs on market data alone, and it has not historically utilized any true “benchmarking” techniques when making compensation decisions. Furthermore, our Compensation Committee did not use the peer groups to establish a particular range of compensation for any element of pay in 2020. Instead, the peer group market data was used as general guidelines in our Compensation Committee’s deliberations.

Goal Setting Process

When establishing the appropriate threshold, target and maximum performance levels for the performance measures, the Compensation Committee typically sets the target level based on a number of factors, including the Board-approved operating plan for the year, as well as reference to industry dynamics and prior performance results. The Compensation Committee’s goal for each financial performance measure is to establish a target level of performance that we are not certain to attain, so that achieving or exceeding the target level requires significant effort by our executive officers. Once the target levels are set, our Compensation Committee establishes the threshold and maximum amounts. Taking a variety of business factors into account, our Compensation Committee sets the threshold at what it considers to be the lowest level of acceptable performance and the maximum at what our Compensation Committee views would be outstanding performance versus target and operating plan.

For 2020, the Compensation Committee established relative TSR and Adjusted EBITDA as equally weighted metrics for the LTIP based on a cumulative three-year performance period. For the Company’s 2020 Cash Incentive Plan, the Company established targets for Revenues, Adjusted EBITDA, and Adjusted Free Cash Flow, measured over a one-year performance period.

The Compensation Committee evaluated several factors when setting performance-based award targets for 2020. Having recently repositioned the business to enhance focus on organic growth, the Committee felt that it was important to structure the 2020 LTIP and Cash Incentive Plan so that payouts at target required organic revenue and profit growth. Additionally, in the case of the LTIP, this growth is required over a multi-year period. In setting the performance metrics for both the Cash Incentive Plan and the LTIP for 2020, the Compensation Committee took into account various factors that would have an impact on the Company’s performance. To achieve target level performance in 2020 on the Cash Incentive Plan, constant currency revenue growth of 3% was required for Revenues and growth of 9% was required for Adjusted EBITDA. Among other factors, the setting of these targets was informed by continued negative revenue pressure from the Company’s second-largest operation, its U.K. business, which has been impacted by recent reductions in the interchange rate earned on a majority of the Company’s revenues in that market. This U.K. market headwind was expected to be more than offset by growth expectations, particularly with financial institutions in the U.S., and continued expansion in Germany, Spain, and South Africa. The 2020 LTIP targets were established to require significant growth in cumulative Adjusted EBITDA over a three-year period. Additionally, consistent with the 2019 LTIP, relative TSR was included as an additional performance metric. To achieve target-level payment on the relative TSR measure, the Company must perform at the 55th percentile level for select Companies in the S&P 600. Achievement on the relative TSR metric will be measured as of the end of 2022.

The Compensation Committee believes these metrics have properly balanced a long-term focus for executive management with the short-term execution that will be required to deliver durable performance over time.

Risk Assessment Related to Our Compensation Structure

We have reviewed our compensation policies and practices for all employees, including executive officers, and determined that our compensation policies, practices, and programs are not reasonably likely to have a material adverse effect on the Company. Moreover, we believe that several design features of our compensation programs and policies reduce the likelihood of excessive risk-taking.
•The program design provides a balanced mix of cash and equity, annual and long-term incentives, and performance metrics.
•Our 2020 Cash Incentive Plan has a cap of 200% of the target.
•The performance-based RSUs under our 2020 LTIP have a cap of 200% of the target.
•Our 2020 Cash Incentive Plan and the performance-based portion of our 2020 LTIP under our Fourth Amended and Restated 2007 Stock Incentive Plan (the "2007 Plan") are subject to our Clawback policy.
•Our executive officers and directors are subject to our Insider Trading Policy, which prohibits hedging and pledging.
•Compliance and ethical behaviors are integral factors considered in all performance assessments.
•We set the proper ethical and moral expectations through our policies and procedures and provide various mechanisms for reporting issues.
•We maintain an internal and external audit program, which enables us to verify that our compensation policies and practices are aligned with expectations.
•We perform extensive financial analysis work before entering into new contracts or ventures, thus making it more difficult for individuals to act against our long-term interest by attempting to manipulate earnings results in the short term.
•We have determined that, for all employees, our compensation programs do not encourage excessive risk and instead encourage behaviors that support sustainable value creation.

Elements of Total Compensation

Principal Elements of Total Compensation

Base Salary

In its review of the base salary of each of our Named Executive Officers for 2020, our Compensation Committee generally considered the market data available for the aforementioned peer groups, as applicable. Our Compensation Committee evaluated the results of the market data available and the performance of the executive. It made adjustments to the base salaries of certain Named Executive Officers, as deemed necessary, based on the various factors identified above under “Other Factors.”

The following table reflects annualized base salary amounts for our 2020 Named Executive Officers for 2020 and 2019:

Named Executive Officer	2020 Annualized Base Salary	2019 Annualized Base Salary	Percentage Increase
Edward H. West	$750,000	$750,000	—%
Gary W. Ferrera	$566,500	$550,000	3.0%
Dan Antilley	$437,750	$425,000	3.0%
Carter Hunt	$425,000	—	N/A
Stuart Mackinnon	$412,000	$400,000	3.0%

All Named Executive Officers received a temporary salary reduction from April 1, 2020 through June 30, 2020 of 20%, except for Mr. West, who received a 40% temporary salary reduction for that same period, in response to business pressures due to the pandemic. These temporary salary reductions are not reflected in the table above. In line with benchmarking data, Mr. Ferrera, Antilley, and Mackinnon's salaries increased on July 1, contemporaneous with the lifting of salary reductions for all employees.

Cash Incentive Plan

Each year, our Compensation Committee reviews and approves the Cash Incentive Plan. Under the Cash Incentive Plan, the Compensation Committee sets the threshold, target, and maximum payouts for each of our Named Executive Officers. These are dependent on the payouts at each level for each performance metric, which can vary by Named Executive Officer.

Performance below the threshold for a metric generally results in no incentive payout for that metric. See further details below under "2020 Cash Incentive Plan Performance Levels". For the 2020 Cash Incentive Plan, if each performance metric assigned achieved the same level, the threshold, target, and maximum annual incentive payout amounts for each Named Executive Officer would have been:

2020 Incentive Payout as a % of Base Salary
Named Executive Officer	at Threshold---------------at Target__________at Maximum
Edward H. West
Gary W. Ferrera
Dan Antilley
Carter Hunt (1)
Stuart Mackinnon
(1) Mr. Hunt's payout for 2020 was guaranteed at target in his employment agreement.

Components of 2020 Cash Incentive Plan

The design of the 2020 Cash Incentive Plan included two primary components to determine whether and at what payout level a participant’s award would be achieved: (i) performance qualifiers; and (ii) performance metrics (financial performance measures and, for our Named Executive Officers other than our CEO, individual performance goals).

Component		Description

Performance Qualifiers		Absolute prerequisites that must be met before we will make any payments under the Cash Incentive Plan.
Our compliance with all material public company regulations and reporting requirements for the fiscal year, the participant’s achievement of the minimum performance standards established by his superior or our Board, and completion of required corporate and compliance training as assigned.

Performance Metrics	Financial Performance Metrics
Key metrics designated as critical to our success.
Appropriate indicators of success and sustainable business performance that translate into increased shareholder value and are easily understandable and measurable.
2020 Metrics: • Revenue(1) • Adjusted EBITDA(2) • Adjusted Free Cash Flow(3)

Individual Performance Goals
Apply to our NEOs, other than our CEO, whose payout under the Cash Incentive Plan is based solely on Company performance.
Intended to align the individual officers with the Company’s business strategies and objectives in each officer’s sphere of duties and control

Varied from individual to individual and include both objective and subjective measures of performance.
Examples include customer satisfaction metrics, achieving customer and new customer growth objectives, implementation of programs and systems, process and control improvements, and completion of development projects.

(1) Revenue is defined as “Total Revenues” on a U.S. GAAP basis, as reported in our 2020 consolidated financial statements or as reported in the division’s financial statements, defined and reported in the same manner as in our consolidated financial statements included in our Original Form 10-K Filing.
(2) Adjusted EBITDA is a non-GAAP measure calculated consistently with the definition included in our Original Form 10-K filing as adjusted for the effects of foreign currency exchange rate movements from the target metrics and other minor adjustments as called for in the Cash Incentive Plan.
(3) Adjusted Free Cash Flow is a non-GAAP measure, which for incentive plan purposes is calculated as Adjusted EBITDA less payments for capital expenditures as reported in the statement of cash flows in our Original Form 10-K Filing.

2020 Cash Incentive Plan Performance Levels

    2020 Cash Incentive Plan Board Focus Areas & Management Performance

We established the 2020 Cash Incentive Plan and set the performance metrics and targeted achievement levels for our Named Executive Officers, discussed below, prior to the onset of the global COVID-19 pandemic. As a result of the unprecedented conditions across all of our markets and unexpected impacts of the pandemic, following the first quarter of 2020, we withdrew our financial outlook for the full year and shifted our goals to focus on the protection of our employees’ safety and well-being, taking care of customers, and ensuring the company’s long-term success. Our Compensation Committee and Board met with management frequently throughout 2020 and communicated ongoing business goals and objectives for management to align with our strategic goals to navigate our people and our business through the global pandemic. The Board articulated specific focus areas and objectives, identifying performance outcomes for which management was responsible, which were viewed by the Compensation Committee and the Board in three periods:
•January – February 2020 (pre-pandemic);
•March – June 2020 (dynamic pandemic); and
•July – December and Full Year 2020 (ongoing pandemic).

Accordingly, for purposes of the 2020 Cash Incentive Plan, the Board evaluated management's performance in these three time periods, each with separate and distinct performance objectives given fast-changing global circumstances:

    January – February 2020

During this early period, the Board’s core focus areas for management included meeting or exceeding planned and prior year metrics in the following areas:
•Organic Revenue Growth
•Free Cash Flow Growth
•Adjusted EBITDA Growth
•Margin Expansion

The Company met and exceeded these goals, as 2020 began with very solid results, continuing the strong performance in the second half of 2019, driven primarily by performance in the United States. Our same-store withdrawal transactions in the United States grew by 6%, resulting in Consolidated Revenue growth of 8% and EBITDA growth of 32% for the two months ended February 2020. In these first two months of 2020, Adjusted EBITDA was 1.3% above our operating plan, driven largely by organic growth, resulting in strong margin expansion.

    March – June 2020

In this period, with the onset of the global pandemic, shelter-in-place requirements in all of the regions in which we operate, and prevailing global business uncertainty, our primary focus shifted to employee safety, well-being, and engagement, as well as long-term financial stability, liquidity preservation and cost reductions. As such, the Board identified the following management focus areas and empowered management to take immediate action to ensure the long-term success of the Company:
•Implement Comprehensive Cost Reductions
•Maintain Free Cash Flow
•Preserve Balance Sheet and Liquidity
•Meet COVID-19 Revised Forecast Objectives

Management took swift, decisive, and effective action in the latter portion of the first quarter and throughout the second quarter of 2020 in response to the onset of the global pandemic, including the following key actions and results:
•Implemented cost containment actions resulting in substantial operating expense reductions
•Temporary broad-based salary reductions and employee furloughs across geographies, resulting in significant cost savings
•Preserved cash flow by reducing full year capital expenditures by nearly $50 million
•Despite historic reductions in commerce across all geographies, the Company generated $38 million of adjusted free cash flow on $47 million of Adjusted EBITDA in the second quarter
•Implemented improved business data and analytics, including new daily reporting at granular level to better understand geographic variances and distribution channel impacts
•Maintained high-level availability throughout pandemic in some cases at increased costs, enabling cash access for consumers and partners in time of crisis, in spite of furloughs and salary cuts
•Expanded vault cash lines with three banks, ensuring plenty of availability
•Successful placement of $500 million term loan financing and credit facility modification, improving liquidity, extending maturity of debt, ensuring retirement of convertible notes and preserving flexibility
•Significant new customer agreements executed
•Significant growth with FinTech partners, with transactions increasing over 100% in Q2 from start of the year
•Continuous reforecast and evaluation of future business performance
•Enhanced, cross-functional focus on employee well-being, safety, and engagement during unprecedented uncertainty

•Expanded investor communications, including two mid-quarter performance updates in Q2 and Q3 to ensure transparency

July – December and Full Year 2020

During this period, as pandemic-related restrictions fluctuated across countries where we operate, the primary focus shifted yet again as the Company reacted to the continuing impacts of the pandemic and the underlying successes and lessons learned from the first half of the year. The Board’s focus areas for management involved positioning the Company for long-term success and enabling near- and medium-term success via the following:
•New Business Growth
•Continued Cost Management
•Improved Earnings
•Attract, Retain, and Engage Key Talent
•Meet COVID-19 Revised Forecast Objectives
•Successful Leadership of the Potential Acquisition Process

Once again, management was responsive, and effectively performed against these revised objectives, resulting in the following achievements:
•Exceeded COVID-19 revised forecast
•Despite the challenging business climate, succeeded in driving sales and new partnerships, including:
◦Added more than 35 financial institutions to the Allpoint network, including KeyBank
◦Grew bank branding by over 1,100 additional locations with 62 different partners in the U.S.
◦Significant new retail partnerships
•Deployed NeosuiteTM on ~20,000 US ATMs
•Drove reduced costs through strategic sourcing actions and NeosuiteTM deployment, enabling in-year and reduced on-going capital expenditures
•Increased employee engagement in spite of the uncertain environment, furloughs and pay reductions
•Formalized Inclusion & Diversity strategy and related initiatives
•Global engagement survey resulted in 20% increase in overall engagement scores (2019 - 2020)
•Implemented formalized Environmental, Social & Governance program under Board direction
•Successful leadership of all matters relating to the potential acquisition, resulting in definitive acquisition agreement and significant value realization for most shareholders

In sum, management met or exceeded the updated business objectives set by the Board in each of the three designated performance periods in 2020.

    Targets and Financial Performance Metrics

As discussed above, the 2020 Cash Incentive Plan targets and performance metrics were established prior to the onset of the global pandemic. Our Compensation Committee also established the relative weighting of each performance metric for each Named Executive Officer, which were established in 2020 in connection with setting the 2020 performance goals prior to the onset of the global pandemic. Mr. West’s target was comprised of 33.3% Revenue, 33.3% Adjusted EBITDA and 33.3% Adjusted Free Cash Flow, in each case for Global performance, while the other Named Executive Officers’ (other than Mr. Hunt’s) targets were 25% Revenue, 25% Adjusted EBITDA, 25% Adjusted Free Cash Flow, in each case for Global performance, and 25% individual performance. Mr. Hunt’s target bonus was split between Global and North America financial performance goals with 8.3% Revenue, 8.3% Adjusted EBITDA, 8.3% Adjusted Free Cash Flow, in each case for Global performance, and 16.7% Revenue, 16.7% Adjusted EBITDA, 16.7% Adjusted Free Cash Flow, in each case for North America performance, and 25% individual performance.

The following table provides (i) the 2020 pre-established threshold, target and maximum performance levels for each of our financial performance metrics and (ii) our performance results for each metric, as adjusted for the effects of foreign currency exchange rate movements from the target, and other minor adjustments as called for in the Cash Incentive Plan.

	Threshold	Target	Maximum	Performance Results Achieved
Performance Metric	(In thousands)
Global Revenue	$1,343,512	$1,399,492	$1,455,472	$1,099,855
Global Adjusted EBITDA	$320,869	$337,757	$364,778	$265,182
Global Adjusted Free Cash Flow	$177,981	$197,757	$229,398	$172,904
North America Revenue	$856,760	$892,459	$928,157	$763,176
North America Adjusted EBITDA	$258,670	$272,284	$294,067	$213,521
North America Adjusted Free Cash Flow	$187,006	$207,784	$241,030	$165,688

Individual Performance Goals

Grading of performance on the individual performance goals for our Named Executive Officers other than our CEO was determined as threshold, target, or maximum achievement, and was weighted for each executive based on importance. A threshold achievement resulted in no payout for that goal. The CEO provided an assessment of the achievement of these individual goals, which ranged from threshold to maximum achievement, and based on that input, and the Committee determined that each of these executives achieved their individual performance goals near or above target levels.

2020 Cash Incentive Plan Results and Payouts

Ultimately, due to the business disruption caused by the global pandemic, we did not achieve the financial targets that were initially established in the 2020 Cash Incentive Plan prior to the global pandemic. As noted above, however, management met or exceeded the revised and shifting objectives set by the Compensation Committee and the Board throughout 2020 to effectively manage and continue to transform the business to ensure its long-term success while also taking temporary salary reductions during the highly dynamic and uncertain second quarter of 2020 (20% salary reduction for executive management and most employees and 40% for the CEO). In spite of the substantial disruption caused by the global pandemic in 2020, management’s commitment and decisive actions allowed the Company to exit the year in a strong position financially and positioned for continued long-term growth. As a result, based on management’s performance against the full suite of 2020 strategic objectives discussed above, the Compensation Committee believed it was both prudent and necessary to exercise its discretion to reward management for its substantial effort and performance. Accordingly, the Committee determined to exercise its discretion provided under the 2020 Cash Incentive Plan by approving for all NEOs a payout of approximately 50% of the established 2020 Cash Incentive Plan target amounts (other than for Mr. Hunt whose payout at 100% of target was guaranteed under his employment agreement), 37.5% of which was based on Company performance and 12.5% was based on individual performance (other than for the CEO, whose payout was based entirely on Company performance), to incent them to remain and continue contributing to our success. For payout amounts, see the “Summary Compensation Table for 2020” under the “Bonus” column.

Long-Term Incentive Programs

Our Compensation Committee approves our annual LTIPs, which are subject to the terms and conditions of the 2007 Plan and formalize specific details for the equity awards granted during the year. Our Compensation Committee has the sole authority to grant awards under the respective year’s LTIP to our Section 16 officers, as defined by the SEC, and our CEO has the authority to grant a limited number of awards (based on a pool approved each year by the Compensation Committee) to other employees that are not Section 16 officers.

The type and number of awards held by each of our Named Executive Officers as of December 31, 2020 that were granted pursuant to our 2007 Plan are described below in the “Outstanding Equity Awards at Fiscal 2020 Year End” section.

2020 Long-Term Incentive Plan

The 2020 LTIP provided for the grant of performance-based RSUs (with a 50% weighting), time-based RSUs (with a 25% weighting), and nonqualified stock options (with a 25% weighting) to executives, including the Named Executive Officers, with the exception of Mr. West, for whom the weighting was set by the Compensation Committee at 53% performance-based RSUs, 27% time-based RSUs, and 20% Options. The performance-based RSUs are earned based on cumulative performance achievement over three years with 100% vesting following performance achievement (as described more fully below). The time-based RSUs and the stock options vest one-third after 12, 24, and 36 months from January 31st of the grant year, subject to continued service through those vesting dates. For information regarding the fair value of these awards, see the “Stock Awards” column and the related footnotes of the “Summary Compensation Table for 2020” included in “Executive Compensation Tables” below.

As noted above, performance-based RSUs are earned based on achievement of results over a three-year performance period, measuring actual 2020, 2021, and 2022 cumulative performance relative to targets established based on the 2020 long-range operating plan. Performance-based RSUs are earned based on the achievement of an Adjusted EBITDA performance metric and a relative TSR performance metric, with each metric being equally weighted. Adjusted EBITDA is a non-GAAP measure calculated consistently with the definition included in our Original Form 10-K filing as adjusted for the effects of foreign currency exchange rate movements from the target metrics and other minor adjustments as called for in the LTIP. Adjusted EBITDA was selected as a performance metric as we believe it is an appropriate indicator of success and sustainable business performance that translates into increased shareholder value and is easily understandable and measurable. For a reconciliation of Net Income to Adjusted EBITDA and for other information concerning non-GAAP measures, see pages 60 - 64 of our Original Form 10-K Filing. Relative TSR compares the Company’s TSR over the three-year performance period, to the TSR of companies in a comparator group, consisting of companies included in the S&P 600 Index with a market capitalization between $1 billion and $5 billion as of December 31, 2019. Relative TSR was selected as a performance metric to tie a considerable portion of management’s LTIP awards to the Company’s share price performance as compared to the composite share price performance of a broad group of companies with similarly-sized market capitalizations.

If we achieve our Adjusted EBITDA and relative TSR performance levels at the threshold, target, or maximum levels of performance, then 50%, 100%, or 200% of the targeted number of performance-based RSUs will be deemed earned, respectively. If we meet the threshold for one metric, but not the other, all of the performance-based RSUs associated with the metric that did not achieve threshold performance will be forfeited, resulting in a 25% overall payout. Our Compensation Committee retains the right to make certain adjustments to actual performance results, similar to the Cash Incentive Plan.

Our Compensation Committee believes that providing executives with a long-term incentive opportunity that includes both time- and performance-based equity awards is competitive and allows us to attract and retain a talented executive team. In addition to serving as a retention tool, the 2020 awards were intended to incentivize the executives to focus on achieving certain levels of Adjusted EBITDA and share price performance, and therefore also align executive and shareholder interests.

In March 2020, in addition to approving the annual share pool limit for total number of awards available to be granted, our Compensation Committee awarded the following target number of awards under the 2020 LTIP to our Named Executive Officers:

Named Executive Officer	Time-based RSUs	Performance-based RSUs	Stock Options
Edward H. West	38,580	101,044	118,974
Gary W. Ferrera	14,330	28,660	33,743
Dan Antilley	6,032	12,063	14,202
Carter Hunt	5,856	11,712	13,790
Stuart Mackinnon	5,677	11,354	13,366

The cumulative Adjusted EBITDA threshold, target, and maximum levels for the three-year performance period were set in early 2020, and will be disclosed once the three-year results for the 2020 LTIP are finalized.

For the relative TSR metric, the Committee pre-established threshold, target and maximum performance levels at the 25th, 55th, and 75th percentile of the Comparator Group. Actual results achieved will be disclosed once the three-year results for the 2020 LTIP are finalized.

As discussed above, the performance-based RSUs vest following performance achievement. The time-based RSUs and the stock options vest one-third after 12, 24, and 36 months from January 31st of the grant year, with vesting contingent upon continued employment (or set to an employee’s qualified retirement date, if earlier).

2018 CEO Promotion Performance-based RSUs

In connection with Mr. West's promotion to CEO on January 1, 2018, the Committee granted Mr. West an award of 134,989 performance-based RSUs, which were earned solely by the Company’s achievement of relative TSR objectives over the three-year performance period ending on December 31, 2020 (“CEO Promotion Performance-based RSUs”). These relative TSR objectives compared the Company’s TSR over the three-year performance period, to the TSR of companies in a comparator group, consisting of companies included in the S&P 600 Index with a market capitalization between $1 billion and $5 billion as of December 29, 2017.

	Threshold	Target	Maximum	Actual Performance
Percentile Ranking	30th Percentile	55th Percentile	75th Percentile	74.7th Percentile
Payout Percentage	50%	100%	200%	198.4%

Upon achieving the above actual performance, Mr. West earned a final amount of 267,872 performance-based RSUs, which were distributed in 2021 upon the Committee approving the actual performance.

Other Equity Awards Granted in 2020

The Committee granted Mr. Hunt a one-time award of 5,394 time-based RSUs, which vests at the rate of 25% annually, beginning on January 31, 2021, in connection with the commencement of his employment with the Company on January 16, 2020.

Other Compensation and Tax Matters

DISCRETIONARY BONUSES

FORM OF COMPENSATION	Cash – variable

PURPOSE / OBJECTIVE	To reward an executive for significant contributions to a Company initiative, or when the executive has performed at a level above what was expected, or for attracting new executives.

KEY FEATURES	Granted at the discretion of our Compensation Committee, discretionary bonuses are not a recurring element of our executive compensation program.

PERFORMANCE METRIC(S)
Varies, but typically relates to performance with respect to special projects that require significant time and effort on the part of the executive. Payments made from time to time upon hiring a new executive or, in conjunction with a significant relocation, are not performance-based.

HEALTH, LIFE, RETIREMENT SAVINGS AND OTHER BENEFITS

FORM OF COMPENSATION	Eligibility to participate in benefit plans generally available to our employees, including retirement, health, life insurance, and disability plans (generally fixed).

PURPOSE / OBJECTIVE
Our broad-based employee benefits programs are designed to allow us to remain competitive in the market in terms of attracting and retaining employees, and in the case of our 401(k) plan, to assist our employees in providing for their retirement.

KEY FEATURES
Under our 401(k) plan, for 2020, we matched 100% of employee contributions up to 4% of the employee’s salary. Employees immediately vest in their contributions while our matching contributions vest at a rate of 20% per year. We do not provide any supplemental retirement benefits to our Named Executive Officers.

PERFORMANCE METRIC(S)	Not performance-based

Share Ownership Guidelines

We adopted a share ownership policy (the “Ownership Policy”) for senior executives and non-employee directors in August 2018, which requires such participants to maintain a stated level of share ownership in Cardtronics in order to align the interests of our senior executives and non-employee directors with those of our shareholders. The Ownership Policy is based on market trend information regarding executive and director share ownership policies, including design approaches, types of shares counted towards ownership, the time provided to participants to meet goals, and common multiples of base salary.

The Ownership Policy applies to our shares acquired by the participants on or after June 1, 2011, or the participant’s hire date, excluding shares acquired in the open market. Under the terms of the Ownership Policy, as of December 31, 2020, participants are required to attain at least the following target levels of share ownership in accordance with the terms of the Ownership Policy:

Position	Target Ownership Level
Non-employee Directors	5x annual retainer
Chief Executive Officer	5x base salary
Chief Financial Officer	3x base salary
Other Section 16 Officers	2x base salary
Prior to attaining the above target ownership levels, a participant is prohibited from selling, gifting or otherwise transferring more than 50% of any of the shares subject to the Ownership Policy, unless those shares are tendered to us or sold in order to cover payment of (i) a stock option exercise price or (ii) any state, federal or other income tax, payroll, social security and/or social insurance tax obligations that arise in connection with such shares. If a participant wishes to sell unrestricted Covered Shares in excess of the allowable amount and is under the target ownership level, the individual must request an exception and have it approved by our Compensation Committee, who has complete discretion to allow or disallow any such sales.

Participants are not subject to a time period to attain their target ownership level, since this will be achieved through the retention of a specified percentage of equity grants each year through our incentive plans. If a participant’s base salary results in an increased ownership requirement, the participant’s equity grants will continue to be subject to the holding requirement until the new applicable target ownership level is attained. It is anticipated that actual levels of share ownership will fluctuate over time based on the change in pay rates and the value of the underlying shares. Accordingly, on a periodic basis, our Compensation Committee will review the target ownership levels to determine if any adjustments are appropriate. Furthermore, in response to unusual circumstances and in its sole discretion, our Compensation Committee may grant temporary relief or a waiver to individuals and/or categories of participants so as to permit them to sell unrestricted shares covered by the Ownership Policy even if such sale results in that participant falling below his or her prescribed target ownership level. All of our Named Executive Officers are currently in compliance with the Ownership Policy.

Tax Deductibility of Compensation

In general, Section 162(m) of the Internal Revenue Code (“Section 162(m)”) denies a federal income tax deduction to the Company group in the U.S. for compensation in excess of $1 million per year paid to certain employees (the “Covered Employees”). Covered Employees include any individual who served as the CEO or CFO at any time during the taxable year and the three other most highly compensated officers for the taxable year. Any individual who is a Covered Employee in any tax year beginning after December 31, 2016, will remain a Covered Employee for all future years.

While the Committee considers tax deductibility in developing and implementing our compensation program, the Committee also believes it is important to maintain flexibility in administering compensation programs to promote varying Company goals. Therefore, amounts paid under any of our executive compensation programs may be subject to Section 162(m) limitation on deductibility.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the disclosure set forth above under the heading “Compensation Discussion and Analysis” with management and, based on the review and discussions recommended to our Board that the “Compensation Discussion and Analysis” be incorporated by reference into this Amendment No. 1 on Form 10-K to the Annual Report on Form 10-K.

Respectfully submitted by the Compensation Committee of the Board of Cardtronics plc,

G. Patrick Phillips, Chair
Douglas L. Braunstein
Rahul Gupta
Warren C. Jenson

Compensation Committee Interlocks and Insider Participation

During 2020, G. Patrick Phillips, Douglas L. Braunstein, Rahul Gupta, and Warren C. Jenson served on our Compensation Committee. During 2020, no member of our Compensation Committee served as an executive officer or employee (current or former) while serving on our Compensation Committee or had any relationships with us or any of our subsidiaries requiring disclosure. Additionally, none of our executive officers have served as a director or member of the Compensation Committee of any other entity whose executive officers served as a director or member of our Compensation Committee.

Executive Compensation Tables

Summary Compensation Table for 2020

The following table discloses the compensation paid to or earned by our Named Executive Officers serving during the applicable period:

Name & Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total
Edward H. West Chief Executive Officer	2020	$675,000	$422,131	$4,226,926	—	$12,156	$5,336,213
	2019	$750,000	—	$4,086,500	$1,130,979	$11,794	$5,979,273
	2018	$749,519	—	$9,823,713	$1,475,070	$11,594	$12,059,896
Gary W. Ferrera Chief Financial Officer	2020	$530,306	$265,473	$1,269,757	—	$12,156	$2,077,692
	2019	$550,000	—	$1,517,831	$795,288	$11,794	$2,874,913
	2018	$551,763	—	$1,324,682	$1,006,539	$11,594	$2,894,578
Dan Antilley Executive Vice President, Operations and Chief Information Security Officer	2020	$409,782	$205,138	$534,445	—	$12,136	$1,161,501
	2019	$425,000	—	$620,255	$618,791	$11,761	$1,675,807
	2018	$426,362	—	$492,340	$765,030	$11,561	$1,695,293
Carter Hunt Executive Vice President, Managing Director of North America	2020	$374,327	$540,000	$768,910	—	$12,055	$1,695,292
Stuart Mackinnon Executive Vice President, Technology and Chief Information Officer	2020	$385,677	$164,110	$503,014	—	$12,092	$1,064,893
	2019	$393,269	—	$583,784	$452,533	$11,729	$1,441,315
	2018	$366,202	—	$434,418	$577,757	$11,495	$1,389,872

(1)    All Named Executive Officers received a temporary salary reduction from April 1, 2020 through June 30, 2020 of 20%, except for Mr. West, who received a 40% temporary salary reduction for that same period, in response to business pressures due to COVID-19. As a result, the 2020 amounts presented in the "Salary" column above vary from the "2020 Annualized Base Salary" column presented in the "Base Salary" section included in the "Elements of Total Compensation" section above.
(2)    Amounts represent the payout of 50% of target under the 2020 Cash Incentive Plan for all NEOs other than Mr. Hunt, who received a payout at 100% of target under his employment agreement. For a discussion of the factors considered by the Compensation Committee when determining this payout, see the “2020 Cash Incentive Plan Results and Payouts” section included in “Compensation Discussion and Analysis” above. For Mr. Hunt, the amount also includes a $115,000 sign-on bonus in connection with the commencement of his employment with the Company on January 16, 2020.
(3)    Amounts included in the “Stock Awards” column represent the aggregate grant date fair value of the awards for 2020 made to our Named Executive Officers, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718, disregarding any estimates for forfeitures, based upon the assumptions in Note 4. Share-Based Compensation footnote to our Original Form 10-K Filing for the year ended December 31, 2020. A portion of the awards made to our Named Executive Officers are time-based RSUs and stock options, for which the associated expense is recognized ratably up to four and three years, respectively. For more information about the stock awards granted in 2020, see “Grants of Plan-Based Awards for 2020” below.
Additionally, a portion of the awards are performance-based RSUs that are based upon the probable outcome of certain performance conditions at the date of the grant. The grant date fair values ultimately realized by the executives upon the actual earning of the awards may be or were different from the values reflected above. Performance payout for the performance-based awards granted in 2020 has not been finalized yet, as the awards have a three-year performance period. See the “2020 Long-Term Incentive Plan” section included in “Compensation Discussion and Analysis” above for further details. The maximum value of the performance-based RSUs granted under the 2020 LTIP if the highest level of performance conditions is achieved, would be $4,725,828 for Mr. West, $1,340,428 for Mr. Ferrera, $564,182 for Mr. Antilley, $547,770 for Mr. Hunt, and $531,027 for Mr. Mackinnon, based on a 200% of target maximum, and a grant date fair value of $20.92 for the performance-based awards with an Adjusted EBITDA metric, and $25.85 for the awards with a relative TSR metric, calculated using the Monte Carlo valuation method.
(4)    Represents amounts paid to each of the Named Executive Officers under our Cash Incentive Plan in March of each following year based on the achievement of certain performance levels. For 2020, the payout is reflected in the "Bonus" column. See the “2020 Cash Incentive Plan Performance Levels” section included in “Compensation Discussion and Analysis” above for further details.
(5)    Amounts presented in the “All Other Compensation” column for 2020 include the following:

Named Executive Officer	Matching 401(k) Contributions	Life Insurance Premiums	Total
Edward H. West	$11,400	$756	$12,156
Gary W. Ferrera	$11,400	$756	$12,156
Dan Antilley	$11,400	$736	$12,136
Carter Hunt	$11,400	$655	$12,055
Stuart Mackinnon	$11,400	$692	$12,092

Grants of Plan-Based Awards for 2020

The following table sets forth certain information for the RSUs and stock options granted during the year ended December 31, 2020, as well as the details regarding other plan-based awards granted in 2020 to each of our Named Executive Officers:

Named Executive Officer	Type of Incentive Plan Award	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (Number of Units)(2)			All Other Stock Awards: Number of Shares of Stock or Units(3)	All Other Option Awards: Number of Stock Option Awards(4)	Exercise Price Of Option Awards	Grant Date Fair Value of Stock and Option Awards(5)
			Threshold	Target	Maximum	Threshold	Target	Maximum
Edward H. West	Cash Plan		$422,131	$844,262	$1,688,525	—	—	—	—	—	—	—
	LTIP Stock Options	3/31/2020	—	—	—	—	—	—	—	118,974	$20.92	$1,056,919
	LTIP Time-based RSUs	3/31/2020	—	—	—	—	—	—	38,580	—	—	$807,094
	LTIP Performance-based RSUs	3/31/2020	—	—	—	50,522	101,044	202,088	—	—	—	$2,362,914
Gary W. Ferrera	Cash Plan		$199,105	$530,945	$1,061,891	—	—	—	—	—	—	—
	LTIP Stock Options	3/31/2020	—	—	—	—	—	—	—	33,743	$20.92	$299,760
	LTIP Time-based RSUs	3/31/2020	—	—	—	—	—	—	14,330	—	—	$299,784
	LTIP Performance-based RSUs	3/31/2020	—	—	—	14,330	28,660	57,320	—	—	—	$670,214
Dan Antilley	Cash Plan		$153,853	$410,276	$820,552	—	—	—	—	—	—	—
	LTIP Stock Options	3/31/2020	—	—	—	—	—	—	—	14,202	$20.92	$126,165
	LTIP Time-based RSUs	3/31/2020	—	—	—	—	—	—	6,032	—	—	$126,189
	LTIP Performance-based RSUs	3/31/2020	—	—	—	6,031	12,063	24,126	—	—	—	$282,091
Carter Hunt	Cash Plan		$425,000	$425,000	$850,000	—	—	—	—	—	—	—
	LTIP Stock Options	3/31/2020	—	—	—	—	—	—	—	13,790	$20.92	$122,505
	New Hire Time-based RSUs	1/21/2020	—	—	—	—	—	—	5,394	—	—	$250,012
	LTIP Time-based RSUs	3/31/2020	—	—	—	—	—	—	5,856	—	—	$122,508
	LTIP Performance-based RSUs	3/31/2020	—	—	—	5,856	11,712	23,424	—	—	—	$273,885
Stuart Mackinnon	Cash Plan		$123,083	$328,221	$656,442	—	—	—	—	—	—	—
	LTIP Stock Options	3/31/2020	—	—	—	—	—	—	—	13,366	$20.92	$118,738
	LTIP Time-based RSUs	3/31/2020	—	—	—	—	—	—	5,677	—	—	$118,763
	LTIP Performance-based RSUs	3/31/2020	—	—	—	5,677	11,354	22,708	—	—	—	$265,513
(1)    Represents payouts that could have been achieved under the 2020 Cash Incentive Plan for those Named Executive Officers employed for the entirety of 2020, based on the performance targets set by the Compensation Committee prior to the onset of the global pandemic. See footnote 2 to the Summary Compensation Table and the discussion in the "2020 Cash Incentive Plan Results and Payouts" section included in the "Compensation Discussion and Analysis" above.
(2)    Represents performance-based RSU awards under the 2020 LTIP. See the "2020 Long-Term Incentive Plan" section included in the“Compensation Discussion and Analysis” above.
(3)    Represents time-based RSU awards under the 2020 LTIP. See the "2020 Long-Term Incentive Plan" section included in the “Compensation Discussion and Analysis” above.
(4)    Represents stock option awards under the 2020 LTIP. See the "2020 Long-Term Incentive Plan" section included in the “Compensation Discussion and Analysis” above.
(5)    Grant date fair value of each RSU and stock option award computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures.

Outstanding Equity Awards at Fiscal 2020 Year End

The following table sets forth information on our Named Executive Officers' outstanding equity awards. The equity awards reported in the Stock Option Awards columns consist of non-qualified stock options as of December 31, 2020. The equity awards reported in the Stock Awards columns consist of performance-based RSUs and time-based RSUs that have not vested as of December 31, 2020.

		Stock Option Awards				Stock Awards
Named Executive Officer	Grant Date	Number of Securities Underlying Unexercised Options - Exercisable (#)	Number of Securities Underlying Unexercised Options - Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested(#)		Market Value of Units That Have Not Vested($)(1)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested(#)		Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested($)(1)
Edward H. West	3/31/2020	—	118,974	$20.92	3/31/2030	38,580	(2)	$1,361,874	101,044	(6)	$3,566,853
	3/14/2019	22,843	45,688	$31.99	3/14/2029	19,214	(3)	$678,254	57,642	(7)	$2,034,763
	3/30/2018	76,363	38,181	$22.31	3/30/2028	160,802	(4)	$5,676,311	—		—
	1/1/2018	—	—	—	—	—		—	269,978	(8)	9,530,223
	3/31/2017	—	—	—	—	8,794	(5)	$310,428	—		—
Gary W. Ferrera	3/31/2020	—	33,743	$20.92	3/31/2030	14,330	(2)	$505,849	28,660	(6)	$1,011,698
	3/14/2019	8,484	16,969	$31.99	3/14/2029	7,137	(3)	$251,936	21,410	(7)	$755,773
	3/30/2018	28,363	14,181	$22.31	3/30/2028	59,726	(4)	$2,108,328	—		—
	11/28/2017	—	—	—	—	6,941	(9)	$245,017	—		—
Dan Antilley	3/31/2020	—	14,202	$20.92	3/31/2030	6,032	(2)	$212,930	12,063	(6)	$425,824
	3/14/2019	3,467	6,934	$31.99	3/14/2029	2,917	(3)	$102,970	8,749	(7)	$308,840
	3/30/2018	10,542	5,270	$22.31	3/30/2028	22,199	(4)	$783,625	—		—
	5/30/2017	—	—	—	—	9,893	(10)	$349,223	—		—
Carter Hunt	3/31/2020	—	13,790	$20.92	3/31/2030	5,856	(2)	$206,717	11,712	(6)	$413,434
	1/21/2020	—	—	—	—	5,394	(11)	$190,408	—		—
Stuart Mackinnon	3/31/2020	—	13,366	$20.92	3/31/2030	5,677	(2)	$200,398	11,354	(6)	$400,796
	3/14/2019	3,263	6,527	$31.99	3/14/2029	2,745	(3)	$96,899	8,235	(7)	$290,696
	3/30/2018	9,302	4,650	$22.31	3/30/2028	19,587	(4)	$691,421	—		—
	3/31/2017	—	—	—	—	1,637	(5)	$57,786	—		—
(1)    The market value of awards that have not yet vested is based on the closing market price of our shares on December 31, 2020, of $35.30 per share.
(2)    These RSU awards vest 33.3% on January 31, 2021, 2022, and 2023, and were granted under the 2020 LTIP, pursuant to our 2007 Plan.
(3)     These RSU awards vest 33.3% on January 31, 2020, 2021, and 2022, and were granted under the 2019 LTIP, pursuant to our 2007 Plan.
(4)    These RSU awards vest 100% on January 31, 2021, and were granted under the 2018 LTIP, pursuant to our 2007 Plan.
(5)     These RSU awards vest after 24, 36, and 48 months from January 31st of the grant year, at the rate of 50%, 25%, and 25%. RSUs were granted under the 2017 LTIP, pursuant to our 2007 Plan.
(6)    These performance-based RSU awards vest upon the completion of the three-year performance period, and were granted under the 2020 LTIP, pursuant to our 2007 Plan. Performance-based RSU awards are presented at the target-level of achievement. See the “2020 Long-Term Incentive Plan” section included in the “Compensation Discussion and Analysis” above.
(7)    These performance-based RSU awards vest upon the completion of the three-year performance period, and were granted under the 2019 LTIP, pursuant to our 2007 Plan. Performance-based RSU awards are presented at target-level of achievement.
(8)    These performance-based RSU awards vest upon the completion of the three-year performance period, and were granted pursuant to our 2007 Plan. Performance-based RSU awards are presented at maximum-level of achievement. See the "2018 CEO Promotion Performance-based RSUs" section included in the "Compensation Discussion and Analysis" above.
(9)     These RSU awards vest 25% after 12, 24, 36, and 48 months from the grant date, and were granted pursuant to our 2007 Plan.
(10)    These RSU awards include new hire awards that vest 25% after 12, 24, 36, and 48 months from the grant date. Additionally, these RSU awards include awards granted under the 2017 LTIP, which vest after 24, 36, and 48 months from January 31st of the grant year, at the rate of 50%, 25%, and 25%. RSUs were granted pursuant to our 2007 Plan.
(11)     These RSU awards vest 25% after 12, 24, 36, and 48 months from January 31st of the grant year. These RSUs were granted as new hire awards, pursuant to our 2007 Plan.

Option Exercises and Stock Vested During Fiscal Year 2020

The following table sets forth information relating to each vesting of RSUs during the year ended December 31, 2020, for each of our Named Executive Officers. No options were exercised by our Named Executive Officers during the year.

	Stock Awards
Named Executive Officer	Number of Shares/Units Acquired on Vesting	Value Realized on Vesting ($)(1)
Edward H. West	153,966	$6,180,895
Gary W. Ferrera	25,076	$995,866
Dan Antilley	16,764	$602,529
Carter Hunt	—	—
Stuart Mackinnon	13,029	$586,305
(1)    Value realized was calculated by multiplying the market value of our shares (the closing price of our shares on the applicable vesting date) by the number of units that became vested on the applicable vesting dates.

Pension Benefits

Currently, we do not offer, and, therefore, none of our Named Executive Officers participate in or have account balances in, qualified or nonqualified defined benefit plans sponsored by us. In the future, however, our Compensation Committee may elect to adopt qualified or nonqualified defined benefit plans if it determines that doing so is in our best interests (e.g., to attract and retain employees).

Nonqualified Deferred Compensation

In 2015, our Compensation Committee elected to provide our officers, directors, and other employees with nonqualified deferred compensation benefits. Under our nonqualified deferred compensation program, eligible employees (including non-employee directors) had the ability to defer eligible cash and equity compensation to a trust administered by a third party. No new deferrals were allowed under the program during 2020, and any future deferrals will be subject to the discretion of our Compensation Committee.
Named Executive Officer Employment-Related Agreements

The following is a description of the material terms of the employment agreements with our Named Executive Officers as of December 31, 2020.

Employment Agreement with Edward H. West - Chief Executive Officer and Former Chief Financial Officer/Chief Operations Officer: In December 2015, we entered into an employment agreement with Mr. West, for his employment commencing January 2016, and in the role of CFO effective February 22, 2016. The agreement with Mr. West provided for an initial term of three years, subject to automatic one-year renewals thereafter unless the agreement was terminated in accordance with its terms. Under the terms of that agreement, Mr. West received a base salary of $600,000 that was subject to periodic review by our Board (or a committee thereof), and that could be increased at any time. Additionally, subject to our achieving certain performance standards set by our Compensation Committee, Mr. West was eligible to receive an annual award under a Cash Incentive Plan and an annual LTIP award. Mr. West’s agreement further entitled him to a sign-on $2,000,000 incentive award in the form of RSUs to vest over four years, and a $500,000 relocation allowance. In addition, Mr. West was entitled to receive perquisite benefits made available to other senior officers, sick leave, and paid vacation time each year. In July 2016, Mr. West’s role was expanded to also include the role of Chief Operations Officer. His employment agreement was not amended in connection with his new role. In December 2017, we entered into a new employment agreement with Mr. West, in connection with his promotion to CEO, which commenced January 1, 2018. The agreement with Mr. West provides for an initial term of three years, subject to automatic one-year renewals thereafter unless the agreement is terminated in accordance with its terms. Under the terms of his agreement, Mr. West receives a base salary of $750,000, which is subject to periodic review by our Board (or a committee thereof) and can be increased at any time. Additionally, subject to our achieving certain performance standards set by our Compensation Committee, Mr. West is eligible to receive an annual award under a Cash Incentive Plan and an annual LTIP award. Mr. West also received the CEO Promotion Time-Based RSUs and the CEO Promotion Performance-Based RSUs pursuant to this agreement. Mr. West is entitled to certain tax equalization payments for foreign taxes incurred as a result of the performance of his services under his employment agreement and certain perquisite benefits made available to other senior officers, sick leave and paid vacation time each year.

Employment Agreement with Gary W. Ferrera - Chief Financial Officer: In November 2017, we entered into an employment agreement with Mr. Ferrera commencing November 28, 2017, which was amended on July 31, 2019, in order to confirm the terms of separation payments provided under the agreement in the event of his termination and the definition of "change in control" to terms applicable to other executive officers. The agreement with Mr. Ferrera provides for an initial term of four years, subject to automatic one-year renewals thereafter unless the agreement is terminated in accordance with its terms. Under the terms of his agreement, Mr. Ferrera receives a base salary of $550,000, which is subject to periodic review by our Board (or a committee thereof) and can be increased at any time. Additionally, subject to our achieving certain performance standards set by our Compensation Committee, Mr. Ferrera is eligible to receive an annual award under a Cash Incentive Plan and an annual LTIP award. Mr. Ferrera’s agreement provided for a sign-on incentive award of $500,000 in the form of RSUs vesting over four years, a $100,000 sign-on bonus, and reimbursement of certain relocation costs. In addition, Mr. Ferrera is entitled to receive perquisite benefits made available to other senior officers, sick leave, and paid vacation time each year.

Employment Agreement with Dan Antilley - Executive Vice President, Operations and Chief Information Security Officer: In May 2017, we entered into an employment agreement with Mr. Antilley, commencing May 30, 2017. The agreement with Mr. Antilley provides for an initial term of four years, subject to automatic one-year renewals thereafter unless the agreement is terminated in accordance with its terms. Under the terms of his agreement, Mr. Antilley received a base salary of $425,000, which was subject to periodic review by our Board (or a committee thereof) and could be increased at any time. Additionally, subject to our achieving certain performance standards set by our Compensation Committee, Mr. Antilley was eligible to receive an annual award under a Cash Incentive Plan and an annual LTIP award. Mr. Antilley's agreement provided for a sign-on incentive award of $1,000,000 in the form of RSUs vesting over four years, and a $100,000 sign-on bonus. In addition, Mr. Antilley was entitled to receive perquisite benefits made available to other senior officers, sick leave, and paid vacation time each year. In October 2018, we entered into a new employment agreement with Mr. Antilley, which replaced the agreement entered into in May 2017. The new agreement with Mr. Antilley provides for an initial term of four years from May 30, 2017, the original date on which Mr. Antilley started with the Company, subject to automatic one-year renewals thereafter unless the agreement is terminated in accordance with its terms. Under the terms of his agreement, Mr. Antilley receives a base salary of $425,000, which is subject to periodic review by our Board (or a committee thereof) and can be increased at any time. Additionally, subject to our achieving certain performance standards set by our Compensation Committee, Mr. Antilley is eligible to receive an annual award under a Cash Incentive Plan and an annual LTIP award. In addition, Mr. Antilley is entitled to receive perquisite benefits made available to other senior officers, sick leave, and paid vacation time each year.

Employment Agreement with Carter Hunt - Executive Vice President, Managing Director of North America: In January 2020, we entered into an employment agreement with Mr. Hunt commencing January 16, 2020. The agreement with Mr. Hunt provides for an initial term of four years, subject to automatic one-year renewals thereafter unless the agreement is terminated in accordance with its terms. Under the terms of his agreement, Mr. Hunt receives a base salary of $425,000, which is subject to periodic review by our Board (or a committee thereof) and could be increased at any time. Additionally, subject to our achieving certain performance standards set by our Compensation Committee, Mr. Hunt is eligible to receive an annual award under a Cash Incentive Plan and an annual LTIP award. Mr. Hunt's agreement guarantees a payment for 2020 under the Cash Incentive Plan of no less than 100% of his base salary. Further, Mr. Hunt's agreement provided for a sign-on incentive award of $250,000 in the form of RSUs vesting over four years, and a $115,000 sign-on bonus. In addition, Mr. Hunt is entitled to receive perquisite benefits made available to other senior officers, sick leave, and paid vacation time each year.

Employment Agreement with Stuart Mackinnon - Executive Vice President, Technology and Chief Information Officer: In October 2018, we entered into an employment agreement with Mr. Mackinnon. The agreement with Mr. Mackinnon provides for an initial term of four years from November 17, 2017, the date of his promotion to Executive Vice President, Technology and Operations and Chief Information Officer subject to automatic one-year renewals thereafter unless the agreement is terminated in accordance with its terms. Under the terms of his agreement, Mr. Mackinnon receives a base salary of $375,000, which is subject to periodic review by our Board (or a committee thereof) and can be increased at any time. Additionally, subject to our achieving certain performance standards set by our Compensation Committee, Mr. Mackinnon is eligible to receive an annual award under a Cash Incentive Plan and an annual LTIP award. In addition, Mr. Mackinnon is entitled to receive perquisite benefits made available to other senior officers, sick leave, and paid vacation time each year.

Our employment agreements with Messrs. West, Ferrera, Antilley, Hunt, and Mackinnon require the executives to sign a full release within 30 days (or 45 days in some circumstances) of the executive’s termination of employment waiving all claims against us, our subsidiaries, and our officers, directors, employees, agents, representatives, or shareholders as a condition to receiving any severance benefits due under the employment agreements. Further, the employment agreements with Messrs. West, Ferrera, Antilley, Hunt, and Mackinnon also contain non-compete and non-solicitation restrictions for a 24-month period, during which the executives may not: (i) directly or indirectly participate in or have significant ownership in a competing company; (ii) solicit or advise any of our employees to leave our employment; or (iii) solicit any of our customers either for his own interest or that of a third party, subject to materiality thresholds.
Potential Payments upon a Termination or Change in Control

We provide our Named Executive Officers with certain severance and change in control benefits in order to provide them with assurances against certain types of terminations. This type of protection is intended to provide the executive with a basis for keeping focus and functioning in the shareholders’ interests at all times. Our employment agreements with Messrs. West, Ferrera, Antilley, Mackinnon, and Hunt that were in effect on December 31, 2020 provide for cash severance payments based on certain terminations of employment, including for certain Named Executive Officers, additional payments or benefits in connection with a termination following a change in control.

A change in control under the employment agreements with Messrs. West, Ferrera, Antilley, Hunt, and Mackinnon may occur upon any of the following events: (i) a merger, reorganization, reincorporation, amalgamation, scheme of arrangement or consolidation involving us or the sale of all or substantially all of our assets to another entity (each, a “Reorganization”) if, in each case: (a) the holders of our equity securities immediately prior to such Reorganization no longer own immediately following such Reorganization, in substantially the same proportion, equity securities of the resulting entity that are entitled to 70% or more of the votes then eligible to be cast in the election of directors generally of the resulting entity, the transferee entity or any new direct or indirect parent entity; or (b) the members of our Board immediately prior to such Reorganization no longer constitute at least a majority of the board of directors of the resulting entity, the transferee entity or any new direct or indirect parent entity immediately after such transaction or event; (ii) our dissolution or liquidation, other than a liquidation or dissolution into any entity in which the holders of our equity securities immediately prior to such liquidation or dissolution own immediately after such liquidation or dissolution, in substantially the same proportion, equity securities of the entity into which we were liquidated or dissolved that are entitled to 70% or more of the votes then eligible to be cast in the election of directors generally of such entity; (iii) when any person or entity, including a “group” as contemplated by Section 13(d)(3) of the Exchange Act, acquires or gains ownership or control (including, without limitation, power to vote) more than 30% of the combined voting power of our outstanding equity securities, other than any entity in which the holders of our equity securities immediately prior to such acquisition own immediately after such acquisition, in substantially the same proportion as such persons owned our equity securities immediately prior to such acquisition, equity securities of the acquiring entity entitled to 70% or more of the votes then eligible to be cast in the election of directors generally of the acquiring entity; or (iv) (a) in respect of Mr. West, as a result of or in connection with a contested election of directors, the members of our Board immediately before such election cease to constitute a majority of our Board; and (b) in respect of Messrs. Ferrera, Antilley, Hunt, and Mackinnon, during any twelve month period, the members of our Board on the dates of the employment agreements of Messrs. Ferrera, Antilley, Hunt, and Mackinnon (such directors, the “Incumbents”), respectively, and such persons appointed or recommended by a majority of the Incumbents, cease, for any reason, to collectively constitute a majority of the Board.

For the purposes of the employment agreements of Messrs. West, Ferrera, Antilley, Hunt, and Mackinnon, a termination without cause means a termination of the executive’s employment other than for death, voluntary resignation, total disability, or cause (as defined in the executives' respective employment agreement).

Each of our Named Executive Officers has received equity awards grants pursuant to our 2007 Plan. The award agreements for equity awarded under the 2007 Plan and their respective employment agreements contain provisions permitting accelerated vesting of the awards upon certain termination and corporate change (as defined in the 2007 Plan) or change in control scenarios, respectively. The equity award treatment in the event of a termination of employment or a corporate change or change in control under those agreements are summarized in the table below.

The table below reflects the amount of compensation payable to our Named Executive Officers in the event of a termination of employment or a corporate change or change in control of Cardtronics as of December 31, 2020. For purposes of calculating the potential payments, we have made certain assumptions that we have determined to be reasonable and relevant to our shareholders. Upon the occurrence of any of the termination events listed, or in the event of a for-cause termination or a voluntary termination (neither of which are shown in the table below), the terminated executive would receive any base salary amount that had been earned but had not been paid at the time of termination. In the event of a without cause termination, a termination for good reason, or non-renewal of the employment agreement by the Company, in each case, including following a change in control, the executive would also be entitled to receive payment of any prior year amount earned under our Cash Incentive Plan (if not already paid) and a pro rata portion of the amount earned under our Cash Incentive Plan for the year in which the termination occurred. In the event of death or disability, the executive would also be entitled to receive payment of any prior year amount earned under our Cash Incentive Plan, if not already paid, but would not be entitled to any unpaid amount earned (or the target amount in the event such termination is within 24 months following a change in control for Messrs. Antilley, Hunt and Mackinnon) under our Cash Incentive Plan for the year in which the termination occurred. However, such amounts would not be considered “termination payments” but rather would represent compensation earned by the executive for services rendered, and we, therefore, have not reflected the amount of earned but unpaid salary and non-equity incentive compensation awards in the table below. The executives are also entitled to receive reimbursement payments for reasonable business expenses, and we have assumed that for purposes of the calculations below, all expense reimbursements were current as of December 31, 2020.

The amount of compensation payable to each applicable Named Executive Officer for each situation is listed below based on the equity award agreements and/or the employment agreements in place for each executive as of December 31, 2020. The amounts shown assume that such termination event was effective as of December 31, 2020, and that the closing price of our shares on December 31, 2020, was $35.30. The amounts below are our best estimates as to the amounts that each executive would receive upon that particular termination event; however, exact amounts that any executive would receive could only be determined upon an actual termination of employment.

Amounts set forth in the table below may differ from the estimated amounts payable to our Named Executive Officers disclosed in relation to our proposed transaction with NCR, as such amounts are based on a different set of assumptions. For more information about the estimated amounts that would be payable to our Named Executive Officers in relation to the proposed transaction with NCR, see our definitive merger proxy filed with the SEC on March 30, 2021.

Potential Payments upon a Termination or Change in Control Table

Named Executive Officer	Benefit	Termination by Us Without Cause or Non-Renewal of Employment Agreement, or Good Reason Termination By Executive		Change in Control/Corporate Change (Treatment of Equity Awards)		Termination in Connection with a Change in Control/Corporate Change		Death or Disability
Edward H. West	Base Salary	$1,500,000	(1)	—		$1,500,000	(1)	—
	Non-equity incentive compensation	$2,606,049	(1)	—		$2,606,049	(1)	—
	Post-employment health care	$36,519	(1)	—		$36,519	(1)	—
	Equity Awards(2)	$14,043,311	(3)	$10,310,217	(4)	$20,751,639	(5)	$17,695,483	(6)
	Total	$18,185,879		$10,310,217		$24,894,207		$17,695,483
Gary W. Ferrera	Base Salary	$1,133,000	(1)	—		$1,133,000	(1)	—
	Non-equity incentive compensation	$1,801,827	(1)	—		$1,801,827	(1)	—
	Post-employment health care	$36,519	(1)	—		$36,519	(1)	—
	Equity Awards(2)	$3,525,762	(7)	$3,495,876	(4)	$5,604,204	(8)	$4,677,814	(9)
	Total	$6,497,109		$3,495,876		$8,575,551		$4,677,814
Dan Antilley	Base Salary	$437,750	(10)	—		$875,500	(11)	—
	Non-equity incentive compensation	$410,276	(10)	—		$820,552	(11)	—
	Post-employment health care	$40,617	(10)	—		$40,617	(11)	—
	Equity Awards(2)	$1,609,169	(7)	$1,695,420	(4)	$2,479,045	(8)	$2,092,215	(9)
	Total	$2,497,812		$1,695,420		$4,215,713		$2,092,215
Carter Hunt	Base Salary	$425,000	(10)	—		$850,000	(11)	—
	Non-equity incentive compensation	$425,000	(10)	—		$850,000	(11)	—
	Post-employment health care	$36,241	(10)	—		$36,241	(11)	—
	Equity Awards(2)	$325,404	(7)	$1,008,859	(4)	$1,008,859	(8)	$733,236	(9)
	Total	$1,211,645		$1,008,859		$2,745,100		$733,236
Stuart Mackinnon	Base Salary	$412,000	(10)	—		$824,000	(11)	—
	Non-equity incentive compensation	$328,221	(10)	—		$656,442	(11)	—
	Post-employment health care	$36,519	(10)	—		$36,519	(11)	—
	Equity Awards(2)	$1,193,490	(7)	$1,320,785	(4)	$2,012,206	(8)	$1,648,110	(9)
	Total	$1,970,230		$1,320,785		$3,529,167		$1,648,110
(1)     Pursuant to Messrs. West and Ferrera’s employment agreements, in the event of a termination of their employment by the Company without cause, resignation by the executive for good reason or non-renewal of the employment agreement by the Company, the executive would be entitled to receive severance pay equal to two times his then-current base salary plus two times the average amount paid to him for the two preceding calendar years under our Cash Incentive Plan. Mr. West is entitled to the monthly cost of COBRA premiums multiplied by 18. In the event Mr. Ferrera elected to continue benefits coverage through our group health plan under COBRA, we would reimburse Mr. Ferrera for the COBRA premiums for up to 18 months. The amounts payable to Mr. West would be payable in a lump sum within ten days following the effective date of the release, and the amounts payable to Mr. Ferrera would be payable in semi-monthly installments over twenty-four months.
(2)    The amounts presented for RSUs represent the product of (i) the number of RSUs that would have vested as of December 31, 2020, upon the aforementioned events, and (ii) $35.30, the closing price of our shares as of December 31, 2020. The amounts presented for stock options include the product of (i) the number of stock options that would have vested as of December 31, 2020 upon the aforementioned events and (ii) $35.30, the closing price of our shares as of December 31, 2020, less the exercise price for the outstanding stock options for each Named Executive Officer as shown in the "Outstanding Equity Awards at Fiscal 2020 Year End" table above.
(3)     Pursuant to Mr. West's employment agreement, in the event of a termination of Mr. West’s employment by the Company without cause, resignation by Mr. West for good reason or non-renewal of the employment agreement by the Company, the CEO Promotion Performance-based RSUs will vest based on actual performance obtained over a truncated performance period (the table above assumes target performance), prorated for the number of months Mr. West was employed during the performance period (other than in the event of non-renewal of the agreement), and any unvested portion of any annual LTIP grant that would have vested solely by the passage of time within the next twelve months from date of termination shall fully vest. According to the 2018 LTIP performance-based RSU award agreement, if Mr. West’s employment is terminated by the Company without cause or he resigns for a good reason, the performance-based RSUs granted in 2018 will be treated as follows: (i) if such termination is during the performance period, all such RSUs shall be forfeited and (ii) if such termination is after the performance period, any RSUs that have satisfied the performance criteria and would have become vested within twelve months from the date of termination shall vest on the date of termination. According to the 2019 and 2020 LTIP performance-based RSU award agreements, if Mr. West’s employment is terminated by the Company without cause, the performance-based RSUs granted in 2019 and 2020 will be treated as follows: (i) if such termination is within the first 12 months of the performance period, all such RSUs shall be forfeited, and (ii) if such termination is within the last 24 months of the performance period, the awards will vest based on actual performance achieved, prorated for the number of months Mr. West was employed during the performance period and shall be distributed upon approval of the achievements by the Committee.
(4)    Pursuant to the terms of Messrs. West, Ferrera, Antilley, Hunt, and Mackinnon's 2017 LTIP award agreements, their 2019 and 2020 LTIP time-based award agreements, as applicable, and Messrs. Antilley and Hunt's new hire award agreements, in the event of a corporate change, the then-outstanding RSU awards would vest 100%, if not replaced with a replacement award. Pursuant to terms of their 2019 and 2020 LTIP Performance award agreements, in the event of a corporate change, if the awards are not assumed, the then-outstanding RSU awards would vest at the greater of target and actual performance based on performance calculated at that time. The amounts included in the table above assume no replacement award is provided upon a corporate change.
    Additionally, pursuant to the terms of Messrs. West, Ferrera, Antilley, and Mackinnon's 2018 LTIP stock option award agreement, the outstanding unvested stock options shall fully vest upon a corporate change, and each outstanding stock option shall be canceled for a cash payment per share subject to the stock options equal to the excess, if any, of the corporate change value over the exercise price.
    Finally, pursuant to the terms of Messrs. West, Ferrera, Antilley, Hunt, and Mackinnon's 2019 and 2020 LTIP stock option award agreements, as applicable, in the event of a corporate change, the outstanding unvested stock options shall fully vest, if the award is not assumed or replaced with a replacement award. The amounts included in the table assume no replacement award is provided upon a corporate change. Such amounts are also included in the column titled “Termination in Connection with a Change in Control/Corporate Change.”
(5)     Pursuant to Mr. West’s employment agreement, in the event of a termination of Mr. West’s employment by the Company without cause, resignation by Mr. West for good reason or non-renewal of the employment agreement by the Company, in each case, within 24 months following a change in control, the unvested portion of any annual LTIP awards will vest, with any applicable performance goals deemed achieved at the greater of target or actual levels. Other than in the event of the Company’s non-renewal of the employment agreement, the CEO Promotion Performance-based RSUs shall vest based on the greater of target and actual performance over the truncated performance period through the date of the change in control (the table above assumes target performance).
Pursuant to the terms of Mr. West’s 2017 LTIP award agreement, and 2019 and 2020 LTIP time-based award agreements, in the event of a corporate change, the then-outstanding RSU awards would vest 100%, if not replaced with a replacement award. Pursuant to terms of the 2019 and 2020 LTIP Performance award agreements, in the event of a corporate change, if the awards are not assumed, the then-outstanding RSU awards would vest at the greater of target and actual performance based on performance calculated at that time. The amounts included in the table above assume no replacement award is provided upon a corporate change. Additionally, pursuant to the terms of Mr. West’s 2018 LTIP stock option award agreement, the outstanding unvested stock options shall fully vest upon a corporate change, and each outstanding stock option shall be canceled for a cash payment per share subject to the stock options equal to the excess, if any, of the corporate change value over the exercise price. Pursuant to the terms of Mr. West's 2019 and 2020 LTIP stock option award agreements, in the event of a corporate change, the outstanding unvested stock options shall fully vest, if the award is not assumed or replaced with a replacement award. The amounts included in the table above assume no replacement award is provided upon a corporate change. Such amounts are also included in the column titled “Change in Control/Corporate Change (Treatment of Equity Awards).”
(6)     Pursuant to Mr. West’s employment agreement, in the event of Mr. West’s death or disability, the CEO Promotion Performance-based RSUs will vest based on the actual performance obtained over a truncated performance period (the table above assumes target performance), prorated for the number of months Mr. West was employed during the performance period, and any annual LTIP awards that would have otherwise vested solely by the passage of time within twelve months following such termination shall vest on the date of such termination. The LTIP stock option and time-based RSU award agreements provide that the award will fully vest if such termination is after the fiscal year of grant and will vest pro-rata based on the number of full and partial months Mr. West was employed within the fiscal year of grant divided by twelve if such termination is within the fiscal year of the grant. The LTIP performance-based RSU award agreements provide that if such termination is during the performance period, the awards will be deemed earned at target performance and prorated based on the number of full and partial months Mr. West was employed during the performance period divided by the total number of months in each performance period and if such termination is following the end of the performance period, the performance RSUs earned during the performance period will fully vest. Mr. West would receive the most favorable treatment of the terms described above for the applicable award.
(7)    Pursuant to Messrs. Ferrera, Antilley, Hunt, and Mackinnon's employment agreements, in the event of a termination of their employment by the Company without cause, resignation by the executive for good reason or non-renewal of the employment agreement by the Company, any sign-on or one-time equity awards will fully vest, the unvested portion of any annual LTIP grant that would have vested solely by the passage of time within the next twelve months following the date of termination shall vest as of the date of termination, and any annual LTIP grants that vest in whole or in part based on performance goals will be treated as follows: (i) if such termination is during the first twelve months of the performance period, the awards shall be forfeited, (ii) if such termination is following the first twelve months of the performance period but prior to the end of the performance period, such awards shall be earned at the actual level of performance at the end of the performance period and prorated for the number of full and partial months the executive was employed within the performance period divided by the total number of months in the performance period and (iii) if such termination is following the end of the performance period, any awards earned during the performance period that would vest but for such termination of employment shall vest as of the date of such termination.
(8)    Pursuant to Messrs. Ferrera, Antilley, Hunt, and Mackinnon's employment agreements, in the event of a termination of their employment by the Company without cause, resignation by the executive for good reason or non-renewal of the employment agreement by the Company, in each case, within 24 months following a change in control, any sign-on or one-time equity awards will fully vest, any annual LTIP awards that vest solely based on continued service will fully vest, and annual LTIP awards that vest solely or in part based on performance goals, will be treated as follows: (1) in the event such termination is during the performance period, such awards shall be deemed earned at the greater of target, or actual performance and any time-vesting condition will be deemed satisfied as of the date of such termination and (2) in the event such termination is following the end of the performance period, any awards earned during the performance period that would vest but for such termination of employment shall vest on the date of such termination. The amounts included in the table above assume no replacement award is provided upon a change in control.
Pursuant to the terms of Messrs. Ferrera, Antilley, Hunt, and Mackinnon's 2017 LTIP award agreements, and 2019 and 2020 LTIP time-based award agreements, as applicable, and Mr. Hunt's new hire award agreement, in the event of a corporate change, the then-outstanding RSU awards would vest 100%, if not replaced with a replacement award. Pursuant to terms of their 2019 and 2020 LTIP performance-based award agreements, in the event of a corporate change, if the awards are not assumed, the then-outstanding RSU awards would vest at the greater of target and actual performance based on performance calculated at that time. The amounts included in the table above assume no replacement award is provided upon a corporate change.
Additionally, pursuant to the terms of Messrs. Ferrera, Antilley, and Mackinnon's 2018 LTIP stock option award agreement, the outstanding unvested stock options shall fully vest upon a corporate change, and each outstanding stock option shall be canceled for a cash payment per share subject to the stock options equal to the excess, if any, of the corporate change value over the exercise price. Pursuant to the terms of Messrs. Ferrera, Antilley, Hunt, and Mackinnon's 2019 and 2020 LTIP stock option award agreements, as applicable, in the event of a corporate change, the outstanding unvested stock options shall fully vest, if the award is not assumed or replaced with a replacement award. Such amounts are also included in the column titled “Change in Control/Corporate Change (Treatment of Equity Awards).”
(9)    Pursuant to Messrs. Ferrera, Antilley, Hunt, and Mackinnon's employment agreements, in the event of their death or disability, any sign-on or one-time awards will fully vest, the unvested portion of any annual LTIP grant would have vested solely by the passage of time within the next twelve months following the date of termination shall vest as of the date of termination, and any annual LTIP grants that vest in whole or in part based on performance goals will be treated as follows: (i) if such termination is during the performance period, such awards shall be earned at the target level of performance and prorated for the number of full and partial months the executive was employed within the performance period divided by the total number of months in the performance period and (ii) if such termination is following the performance period, any awards earned during the performance period shall fully vest. The LTIP stock option and time-based RSU award agreements provide that, if the executive’s death or disability is after the fiscal year of the grant the award will fully vest and if the executive’s death or disability is during the fiscal year of the grant the award will vest pro-rata based on the number of full and partial months the executive was employed within the fiscal year of grant divided by twelve months. The LTIP performance-based RSU award agreements provide that if such termination is during the performance period, the awards will be deemed earned at target performance and prorated based on the number of full and partial months the executive was employed during the performance period divided by the total number of months in each performance period and if such termination is following the end of the performance period, the performance RSUs earned during the performance period will fully vest. Messrs. Ferrera, Antilley, Hunt, and Mackinnon would receive the most favorable treatment of the terms described above for the applicable award.
(10)    Pursuant to Messrs. Antilley, Hunt, and Mackinnon's employment agreements, in the event of a termination of their employment by the Company without cause, resignation by the executive for a good reason or non-renewal of the employment agreement by the Company, in each case, other than within 24 months following a change in control, the executive would be entitled to receive severance pay equal to one times his then-current base salary plus one times his annual target bonus amount under our Cash Incentive Plan. All amounts would be payable to Messrs. Antilley, Hunt, and Mackinnon in bi-weekly installments for twelve months. Additionally, Messrs. Antilley, Hunt, and Mackinnon would be eligible to receive a lump-sum payment equal to the product of (a) the monthly cost of the premiums for continued benefits coverage through our group health plan under COBRA and (b) eighteen.
(11)    For Messrs. Antilley, Hunt, and Mackinnon, in the event of a termination of their employment by the Company without cause, resignation by the executive for good reason or non-renewal of the employment agreement by the Company, in each case, within 24 months following a change in control, the executive would be entitled to receive severance pay equal to two times his then-current base salary plus two times his annual target bonus amount under our Cash Incentive Plan. Additionally, Messrs. Antilley, Hunt, and Mackinnon would be entitled to a payment equal to the product of (a) the monthly cost of the premiums for continued benefits coverage through our group health plan under COBRA and (b) eighteen. All amounts would be payable in a lump sum.

Terms of the 2007 Plan

Pursuant to the terms of our 2007 Plan, our Compensation Committee, at its sole discretion, may take action related to and/or make changes to stock options and the related option agreements upon the occurrence of an event that qualifies as a Corporate Change under the 2007 Plan.

Such actions and/or changes could include (but are not limited to): (i) acceleration of the vesting of the outstanding, non-vested options; (ii) modifications to the number and price of shares subject to the option agreements; and/or (iii) the requirement for mandatory cash out of the options (i.e., surrender by an executive of all or some of his outstanding options, whether vested or not, in return for consideration deemed adequate and appropriate based on the specific corporate change event). Our Compensation Committee also has the discretion to make changes to any awards and the related agreements under the 2007 Plan in the event of a change in our outstanding shares by reason of a recapitalization, a merger, a reorganization or other similar transaction, in order to prevent the dilution or enlargement of rights under the 2007 Plan. Such actions and/or changes, if any, may vary among plan participants. As a result of their discretionary nature, these potential changes have not been estimated and are not reflected in the above table.
Hedging

Our Insider Trading Policy prohibits our directors, executive officers, employees, and consultants from engaging in hedging or monetization transactions, whether direct or indirect, involving the Company’s securities.
Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Edward H. West, our CEO, during the year ended December 31, 2020.

To identify the median employee, we identified our employee population as of October 1, 2020, and used base salary paid during the year as our consistently applied compensation measure across our global employee population excluding our CEO.

Mr. West’s annual total compensation for 2020 was $5,336,213, as reflected in the Summary Compensation Table. The 2020 annual total compensation of our median employee, other than the CEO, calculated in the same manner as required for the Summary Compensation Table, was $61,633. As a result, Mr. West’s annual total compensation was 87 times that of our median employee in 2020.

The ratio and annual total compensation amount of the median employee are reasonable estimates that have been calculated using methodologies and assumptions permitted by SEC rules. The Company notes that its ratio and annual total compensation amount may not be directly comparable to those of other companies because the methodologies and assumptions used to identify the median employee may vary significantly among companies.

Director Compensation

The following table provides compensation information for each non-employee director who served as a member of our Board during the year ended December 31, 2020.

Director Compensation Table for 2020

Non-Employee Director	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Douglas L. Braunstein	$111,000	$124,516	$235,516
Jorge M. Diaz(2)	$50,968	$124,516	$175,484
Julie Gardner	$114,417	$124,516	$238,933
Rahul Gupta(3)	$67,258	$121,106	$188,364
Warren C. Jenson	$120,000	$124,516	$244,516
Michelle Moore(3)	$59,758	$121,106	$180,864
G. Patrick Phillips	$120,000	$124,516	$244,516
Mark Rossi	$198,583	$124,516	$323,099
Juli C. Spottiswood	$120,000	$124,516	$244,516
(1)    This column shows the grant date fair value of each RSU granted in 2020, as computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in calculating these values may be found in Note 4. Share-Based Compensation footnote, to our consolidated financial statements in our Original Form 10-K Filing. Mr. Diaz and Ms. Moore's unvested RSUs previously granted in the year were forfeited upon their resignations as members of the Board. As of December 31, 2020, Mr. Braunstein, Ms. Gardner, Mr. Jenson, Mr. Phillips, Mr. Rossi, and Ms. Spottiswood held 5,952 outstanding RSUs, Mr. Gupta held 5,789 outstanding RSUs, and Mr. Diaz and Ms. Moore held no outstanding RSUs.
(2)    Mr. Diaz resigned as a member of the Board effective May 13, 2020. The cash portion of Mr. Diaz’s director compensation is prorated based on the date of such resignation.
(3)     The cash portion of Mr. Gupta and Ms. Moore's director compensation is prorated based on the date they were appointed as members of the Board. Ms. Moore resigned as a member of the Board effective December 31, 2020.

Only non-employee directors receive compensation for service on our Board. The 2020 compensation paid to our non-employee directors, excluding the temporary cash retainer reduction discussed below, consisted of:
•an annual award of RSUs, valued at approximately $135,000 at the time of grant, which vests approximately 12 months from the grant date;
•an annual cash retainer of $70,000;
•a meeting fee of $10,000 for each Board meeting attended in person in the United Kingdom or other location outside of the United States, with no additional fees paid for committee or other Board meetings attended;
•an additional annual cash retainer of $85,000 for the Chair of our Board;
•an annual cash retainer of $10,000 for each committee of which the director is a member;
•an additional annual cash retainer of $10,000 for the chair of the Audit, Finance and Compensation Committee, and an additional annual cash retainer of $5,000 for the chair of our Nominating & Governance Committee; and
•reimbursement of reasonable fees related to the preparation of U.K. tax returns.

All Directors received a temporary cash retainer reduction from April 1, 2020 through June 30, 2020 of 40%, consistent with the temporary salary reduction of 40% Mr. West received for the same period, in response to business pressures due to the pandemic. These temporary cash retainer reductions are not reflected in the amounts noted above. Cash amounts are paid monthly. In addition, all of our directors are reimbursed for their reasonable expenses incurred in attending Board and committee meetings. The 2020 RSU awards to all non-employee directors were granted on March 31, 2020. These RSUs vested in full on March 9, 2021. Mr. Diaz and Ms. Moore's 2020 RSU awards were forfeited upon their resignation from the Board.

Annual Review Process and Peer Benchmarking

Director compensation is generally reviewed by the Compensation Committee on an annual basis. To assist the Committee with its review, Meridian provides competitive compensation data for the companies in the “Peer Group.” Data is provided for all elements of director pay, including annual cash retainer, Board and Committee fees (including Chair and Member retainers), annual equity awards, and Board leadership compensation. Based on its review of the data, no director pay changes were recommended for 2020.

Director Share Ownership Guidelines

In 2020, the Compensation Committee held the director shareholding requirement consistent with 2019 at five times the annual board member cash retainer amount based on consultation with Meridian relating to market benchmarks and best practices.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2020, concerning the compensation plans under which our equity awards are authorized for issuance, aggregated as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by security holders(2)	584,465	$23.96	2,582,605
Total	584,465	$23.96	2,582,605
(1)Excluding Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.
(2)Represents our 2007 Plan. For additional information on the terms of this plan, see the “Terms of the 2007 Plan” in “Compensation Discussion and Analysis” above.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our shares as of April 20, 2021, for:
•each person known by us to beneficially own more than 5% of our shares;
•each of our directors and director nominees;
•each of our Named Executive Officers; and
•all directors and executive officers as a group.

The number of shares and the percentages of beneficial ownership are based on 45,260,708 shares outstanding as of April 20, 2021, and the number of shares owned and acquirable within 60 days of April 20, 2021, by the named person, with the exception of the amounts reported in filings on Schedule 13D and 13G, which amounts are based on holdings as of the date disclosed in such filings and reported below.

To our knowledge and except as indicated in the footnotes to this table and subject to applicable laws, the persons named in this table have the sole voting and investment power with respect to all shares listed as beneficially owned by them.

Name and Address of Beneficial Owners(1)(2)	Shares Beneficially Owned(3)	Percent of Shares Beneficially Owned
5% Shareholders:
Hudson Executive Capital LP and Affiliates(4)	8,658,920	19.1%
BlackRock, Inc.(5)	5,517,352	12.2%
The Vanguard Group(6)	3,805,493	8.4%
Van Berkom & Associates(7)	3,540,011	7.8%

Directors and Named Executive Officers:
Douglas L. Braunstein(4)	8,658,920	19.1%
Edward H. West	728,420	1.6%
Gary W. Ferrera	142,206	0.3%	*
Mark Rossi	60,205	0.1%	*
Dan Antilley	42,644	0.1%	*
G. Patrick Phillips	40,693	0.1%	*
Stuart Mackinnon	36,388	0.1%	*
Juli C. Spottiswood	35,903	0.1%	*
Julie Gardner	29,528	0.1%	*
Marc Terry	15,369	—%	*
Warren C. Jenson	14,040	—%	*
Rahul Gupta	10,489	—%	*

All Directors and Executive Officers as a Group (17 persons)	9,899,371	21.9%

*Less than 1.0% of our outstanding shares
(1)Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power of that security, including options that are currently exercisable or exercisable within 60 days of April 20, 2021, and RSUs that are currently vested or will be vested within 60 days of April 20, 2021. Shares issuable pursuant to options and RSUs are deemed outstanding for computing the percentage of the person holding such options or RSUs but are not deemed outstanding for computing the percentage of any other person.
(2)The address for each Named Executive Officer and director outlined in the table, unless otherwise indicated, is c/o Cardtronics plc, 2050 West Sam Houston Parkway South, Suite 1300, Houston, Texas 77042. The address of Hudson Executive Capital LP is 570 Lexington Avenue, 35th Floor, New York, NY 10022. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055. The address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. The address of Van Berkom & Associates is 1130 Sherbrooke Street West, Suite 1005, Montreal A8 H3A 2M8.
(3)Amounts shown include 12,280 RSUs that will vest within 60 days of April 20, 2021, as well as 292,744 exercisable options. No unvested options will vest within 60 days of April 20, 2021.
(4)As reported on Form 4, filed with the SEC on March 11, 2021, Hudson Executive Capital LP ("HEC") has shared voting and dispositive power over 8,644,880 shares as of March 9, 2021. The Form 4 was filed jointly by HEC Management GP LLC, a Delaware limited liability company ("Management GP"), and Douglas L. Braunstein, a citizen of the United States of America (together with HEC and Management GP, the "Reporting Persons"), each of whom has the same business address as HEC and may be deemed to have a pecuniary interest in the securities reported on the Form 4 (the "Subject Securities"). In additional the Form 4 reported that Mr. Braunstein owned 14,040 shares as of March 9, 2021 in his capacity as a director, the other Reporting Persons do not have a pecuniary interest in these shares. HEC, as the investment adviser to certain affiliated investment funds, may be deemed to be the beneficial owner of the Subject Securities for purposes of Rule 16a-1(a) under the Securities Exchange Act of 1934. Management GP, as the general partner of HEC, may be deemed to be the beneficial owner of the Subject Securities for purposes of Rule 16a-1(a). By virtue of Mr. Braunstein's position as Managing Partner of HEC and Managing Member of Management GP, Mr. Braunstein may be deemed to be the beneficial owner of the Subject Securities for purposes of Rule 16a-1(a) and HEC and Management GP may be deemed to be the beneficial owner of the Subject Securities held by Mr. Braunstein. Each of the Reporting Persons disclaims any beneficial ownership of any of the Subject Securities, except to the extent of any pecuniary interest therein. Mr. Braunstein is a member of the Cardtronics board of directors and was appointed to that board as a representative of the Reporting Persons. As a result, each of those persons are directors by deputization for purposes of Section 16 of the Securities Exchange Act of 1934.
(5)As reported on Schedule 13F, dated as of December 31, 2020 and filed with the SEC on February 5, 2021, BlackRock, Inc. has sole voting power over 5,444,317 Shares and sole dispositive power over 5,517,352 Shares.
(6)As reported on Schedule 13F, dated as of December 31, 2020, and filed with the SEC on February 8, 2021, the Vanguard Group, Inc. has shared voting power over 69,555 Shares, sole dispositive power over 3,705,743 Shares and shared dispositive power over 99,750 Shares.
(7)As reported on Schedule G/A, dated as of December 31, 2020, and filed with the SEC on February 9, 2021, Van Berkom & Associates has sole voting and dispositive power over 3,540,011 Shares.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Transactions with our Directors and Officers

There were no transactions or series of similar transactions since January 1, 2020, or any currently proposed transactions to which we are or were participants that involved an amount exceeding $120,000 and in which any of our directors, nominees for director, executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

Approval of Related Person Transactions

The policies and procedures relating to the approval of related person transactions are set forth in our Related Persons Transactions Policy. Our Audit Committee is charged with the responsibility of reviewing all the material facts related to any such proposed transaction and either approving or disapproving the entry into such transaction. Our Related Persons Transactions Policy is available on our website at www.cardtronics.com.

Director Independence

Our Nominating & Governance Committee assesses the independence of each director and each prospective director and recommends to the full Board for its determination of whether or not each director and each prospective director is independent.

Based on the evaluation of all relevant transactions or relationships involving each director, or any of his or her family members, and our Company, senior management, U.S. independent registered accounting firm, and U.K. statutory auditors, the Board has affirmatively determined that all of our directors are independent under the applicable standards set forth by NASDAQ and the SEC, with the exception of Mr. West, our Chief Executive Officer. In making these independence determinations, our Nominating & Governance Committee reviewed, and presented to the Board to consider, the following relationships and transactions, which the Board found did not affect the independence of the applicable directors:

•Douglas L. Braunstein. Mr. Braunstein is the Managing Partner and Co-Founder of HEC, which currently owns approximately 19.1% of our outstanding shares.
•G. Patrick Phillips. Mr. Phillips serves on the board of directors of USAA FSB where he served on the Finance and Audit Committees. He currently serves on the Executive Committee and as Chair of the Risk Committee and USAA FSB is one of many financial institutions that brand our ATMs and is a customer of our Allpoint network.

Item 14. Principal Accounting Fees and Services
Independent Registered Public Accounting Firm Fee Information

Fees for professional services provided by our independent registered public accounting firm, KPMG LLP, in each of the last two fiscal years in each of the following categories were:

	2020	2019
	(In thousands)
Audit Fees	$3,424	$2,895
Audit-Related Fees	$455	$318
Tax Fees	$30	$45
All Other Fees	—	—
Total	$3,909	$3,258

Audit fees include fees associated with the annual audit and quarterly review of our financial statements and the separate statutory audits of several of our entities in the United Kingdom, Australia, Germany, Mexico, and South Africa. Our 2020 audit fees also include amounts related to the consolidated financial statements required to be filed in the U.K. in accordance with International Accounting Standards. The audit-related fees in 2020 relate to SOC-1 services and due diligence procedures. Audit-related fees in 2019 relate to SOC-1 services. The tax fees in 2020 and 2019 relate to fees paid to KPMG LLP for tax compliance and general tax consulting services.

Our Audit Committee considers whether the provision of these services is compatible with maintaining the registered public accounting firm’s independence and has determined such services for the fiscal year 2020 were compatible.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

Among its other duties, our Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. Our Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent registered public accounting firm, of which it has delegated its pre-approval authority of certain audit and non-audit services to our Audit Committee Chair. On an as-needed basis, management will communicate specific projects and categories of service for which the advance approval of our Audit Committee Chair or our Audit Committee is requested.

Our Audit Committee Chair or our Audit Committee reviews these requests and advises management if the engagement of the independent registered public accounting firm is approved. On a periodic basis, management reports to our Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. Our Audit Committee Chair or our Audit Committee approved all of the services provided by KPMG LLP in 2020 and 2019.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)(1) and (a)(2): No financial statements or schedules are filed with this report on Form 10-K/A.

(a)(3) Exhibits:

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

Exhibit Number	Description
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

Exhibit Number	Description
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

21.1+	Subsidiaries of Cardtronics plc.
23.1+	Consent of Independent Registered Public Accounting Firm KPMG LLP.
31.1+	Certification of the Chief Executive Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of the Chief Executive Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of the Chief Financial Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics plc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
104	The cover page from this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL.
101.INS+	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
*  Filed herewith.

**The schedules/exhibits have been omitted from this filing pursuant to Item 601(b)(2) and (10) of Regulation S-K, as applicable. The Company will furnish copies of any such schedules or exhibits to the SEC upon request.

†  Management contract or compensatory plan or arrangement.

+ Previously filed or furnished with the Company's Original Form 10-K Filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cardtronics plc

Date: April 30, 2021	/s/ Gary W. Ferrera
Gary W. Ferrera
Chief Financial Officer
(Principal Financial Officer)