Form 10-Q
period 2021-03-31
Cardtronics plc
filed 2021-05-07
CIK 1671013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended	March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding as of May 5, 2021: 45,265,702 Ordinary shares, nominal value $0.01 per share.

CARDTRONICS PLC
When we refer to “us,” “we,” “our,” “ours,” “the Company,” or “Cardtronics,” we are describing Cardtronics plc and/or our subsidiaries unless the context indicates otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CARDTRONICS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, excluding share and per share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$197,363	$174,242
Accounts and notes receivable	94,775	96,902
Less: Allowance for credit losses	(7,005)	(7,035)
Accounts and notes receivable, net	87,770	89,867
Inventory, net	6,210	6,598
Restricted cash	141,859	137,353
Prepaid expenses, deferred costs, and other current assets	50,338	53,953
Total current assets	483,540	462,013
Property and equipment, net of accumulated depreciation of $657,069 and $637,835 as of March 31, 2021 and December 31, 2020, respectively	412,861	429,842
Operating lease assets	56,434	60,368
Intangible assets, net of accumulated amortization of $460,841 and $454,533 as of March 31, 2021 and December 31, 2020, respectively	75,250	84,629
Goodwill	760,811	759,102
Deferred tax assets, net	17,774	17,382
Prepaid expenses, deferred costs, and other noncurrent assets	23,188	18,109
Total assets	$1,829,858	$1,831,445

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,000	$5,000
Current portion of other long-term liabilities	51,744	64,799
Accounts payable	46,053	39,901
Accrued liabilities	373,015	366,285
Total current liabilities	475,812	475,985
Long-term liabilities:
Long-term debt	772,693	773,177
Asset retirement obligations	56,859	56,973
Deferred tax liabilities, net	55,471	51,484
Operating lease liabilities	53,681	56,683
Other long-term liabilities	21,886	37,727
Total liabilities	1,436,402	1,452,029

Commitments and contingencies (See Note 13)

Shareholders' equity:
Ordinary shares, $0.01 nominal value; 45,255,680 and 44,539,433 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	453	445
Additional paid-in capital	333,596	343,042
Accumulated other comprehensive loss, net	(76,062)	(93,731)
Retained earnings	135,568	129,693
Total parent shareholders' equity	393,555	379,449
Noncontrolling interests	(99)	(33)
Total shareholders’ equity	393,456	379,416
Total liabilities and shareholders’ equity	$1,829,858	$1,831,445
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, excluding share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
ATM operating revenues	$255,018	$291,799
ATM product sales and other revenues	12,816	14,803
Total revenues	267,834	306,602
Cost of revenues:
Cost of ATM operating revenues (excludes depreciation, accretion, and amortization of intangible assets reported separately below. See Note 1(c))	150,803	193,630
Cost of ATM product sales and other revenues	8,796	12,092
Total cost of revenues	159,599	205,722
Operating expenses:
Selling, general, and administrative expenses	42,909	42,378
Restructuring expenses	1,692	1,209
Acquisition related expenses	1,440	—
Depreciation and accretion expense	32,285	32,211
Amortization of intangible assets	6,086	8,413
Loss on disposal and impairment of assets	353	921
Total operating expenses	84,765	85,132
Income from operations	23,470	15,748
Other expenses:
Interest expense, net	10,761	6,421
Amortization of deferred financing costs and note discount	1,043	3,486
Other expenses, net	2,842	3,829
Total other expenses	14,646	13,736
Income before income taxes	8,824	2,012
Income tax expense (benefit)	2,951	(3,737)
Net income	5,873	5,749
Net loss attributable to noncontrolling interests	(3)	(6)
Net income attributable to controlling interests and available to common shareholders	$5,876	$5,755

Net income per common share – basic	$0.13	$0.13
Net income per common share – diluted	$0.13	$0.13

Weighted average shares outstanding – basic	44,959,960	44,729,824
Weighted average shares outstanding – diluted	45,609,764	45,741,261
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$5,873	$5,749
Unrealized gain (loss) on interest rate derivative contracts, net of deferred income tax expense of $4,610 and benefit of $12,103 for the three months ended March 31, 2021 and 2020, respectively	15,064	(39,842)
Foreign currency translation adjustments, net of deferred income tax expense of $238 and benefit of $561 for the three months ended March 31, 2021 and 2020, respectively	2,605	(19,620)
Other comprehensive income (loss)	17,669	(59,462)
Total comprehensive income (loss)	23,542	(53,713)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(66)	35
Comprehensive income (loss) attributable to controlling interests	$23,608	$(53,748)
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2021
	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2020	44,539	$445	$343,042	$(93,731)	$129,693	$(33)	$379,416
Issuance of common shares for share-based compensation, net of forfeitures	717	8	760	—	—	—	768
Share-based compensation expense	—	—	4,258	—	—	—	4,258
Tax payments related to share-based compensation	—	—	(14,464)	—	—	—	(14,464)
Unrealized gain on interest rate derivative contracts, net of deferred income tax expense of $4,610	—	—	—	15,064	—	—	15,064
Net income attributable to controlling interests	—	—	—	—	5,876	—	5,876
Net loss attributable to noncontrolling interests	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustments, net of deferred income tax expense of $238	—	—	—	2,605	(1)	(63)	2,541
Balance as of March 31, 2021	45,256	$453	$333,596	$(76,062)	$135,568	$(99)	$393,456

	Three Months Ended March 31, 2020
	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Noncontrolling Interests
	Shares	Amount					Total
Balance as of December 31, 2019	44,676	$447	$332,109	$(77,887)	$125,763	$(106)	$380,326
Cumulative effect of change in accounting principle	—	—	—	—	(1,871)	—	(1,871)
Issuance of common shares for share-based compensation, net of forfeitures	286	3	271	—	—	—	274
Share-based compensation expense	—	—	5,193	—	—	—	5,193
Tax payments related to share-based compensation	—	—	(5,515)	—	—	—	(5,515)
Repurchase of common shares	(506)	(5)	(3,530)	—	(13,338)	—	(16,873)
Unrealized loss on interest rate swap and foreign currency forward contracts, net of deferred income tax benefit of $12,103	—	—	—	(39,842)		—	(39,842)
Net income attributable to controlling interests	—	—	—	—	5,755	—	5,755
Net loss attributable to noncontrolling interests	—	—	—	—	—	(6)	(6)
Foreign currency translation adjustments, net of deferred income tax benefit of $561	—	—	—	(19,620)	(3)	41	(19,582)
Balance as of March 31, 2020	44,456	$445	$328,528	$(137,349)	$116,306	$(71)	$307,859

The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$5,873	$5,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization of intangible assets	38,371	40,624
Amortization of deferred financing costs and note discount	1,043	3,486
Share-based compensation expense	4,258	5,193
Deferred income tax (benefit) expense	(780)	9,602
Loss on disposal and impairment of assets	353	921
Other reserves and non-cash items	3,311	4,361
Changes in assets and liabilities:
Decrease in accounts and notes receivable, net	2,129	3,171
Decrease (increase) in prepaid expenses, deferred costs, and other current assets	2,992	(11,645)
Decrease (increase) in inventory, net	177	(1,454)
Decrease in other assets	2,946	3,866
Increase (decrease) in accounts payable	6,122	(8,813)
Increase (decrease) in restricted cash liabilities	4,346	(39,871)
Increase (decrease) in accrued liabilities	5,371	(11,209)
Decrease in other liabilities	(7,160)	(2,861)
Net cash provided by operating activities	69,352	1,120

Cash flows from investing activities:
Additions to property and equipment	(16,246)	(18,429)
Net cash used in investing activities	(16,246)	(18,429)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	—	731,862
Repayments of borrowings under revolving credit facility	—	(144,754)
Repayments of term loan facility	(1,250)	—
Tax payments related to share-based compensation	(14,464)	(5,515)
Proceeds from exercises of stock options	760	293
Repurchase of common shares	—	(16,873)
Payment of contingent consideration	(9,193)	—
Other financing activities	(36)	—
Net cash (used in) provided by financing activities	(24,183)	565,013

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,296)	(6,649)
Net increase in cash, cash equivalents, and restricted cash	27,627	541,055

Cash, cash equivalents, and restricted cash as of beginning of period	311,595	117,469
Cash, cash equivalents, and restricted cash as of end of period	$339,222	$658,524

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,628	$1,992
Cash paid for income taxes, net	$5,881	$2,666
The accompanying notes are an integral part of these consolidated financial statements.

CARDTRONICS PLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) General and Basis of Presentation
(a) General
Cardtronics plc, together with its wholly and majority-owned subsidiaries (collectively, the “Company” or “Cardtronics”), provides convenient automated financial related services to consumers through its global network of automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”). The Company is the world’s largest ATM owner/operator, providing services in North America, Europe and Africa, and Australia and New Zealand. The Company evaluates, oversees and manages the financial performance of the business through these three operating segments, further described in Note 15. Segment Information.
The Company’s revenues are generally recurring in nature and historically have been derived primarily from convenience transaction fees (or "surcharge"), which are paid by cardholders, as well as other transaction-based fees, including interchange fees, which are paid by the cardholder’s financial institution for the use of the ATMs serving their customers and connectivity to the applicable electronic funds transfer ("EFT") network that transmits data between the ATM and the cardholder’s financial institution. Other revenue sources include: (i) fees from financial institutions that participate in the Company's Allpoint network ("Allpoint"), the largest retail-based surcharge-free ATM network (based on the number of participating ATMs), (ii) fees for bank-branding ATMs and providing financial institution cardholders with surcharge-free access, (iii) revenues earned by providing managed services solutions and transaction processing services to retailers and financial institutions, (iv) fees earned from foreign currency exchange transactions at the ATM, known as dynamic currency conversion ("DCC"), and (v) revenues from the sale of ATMs, ATM-related equipment and other ancillary services.

On January 25, 2021, the Company entered into a definitive agreement to be acquired by NCR Corporation (“NCR”) for $39.00 per share in cash (the “NCR Transaction”). This followed the Company's delivery of a notice to terminate its previously announced definitive agreement with Catalyst Holdings Limited (“Catalyst”), an affiliate of Apollo Management, L.P., dated as of December 15, 2020, pursuant to which the Company would have been acquired by Catalyst for $35.00 per share in cash, in accordance with the terms of such agreement. The proposed transaction with NCR is subject to the satisfaction of customary closing conditions, including receipt of regulatory approvals. Cardtronics shareholders approved the transaction on May 7, 2021. It is expected that, subject to the satisfaction or waiver of all relevant conditions, the proposed transaction will be completed in mid-year 2021. During the three months ended March 31, 2021, the Company incurred $1.4 million of costs related to the proposed acquisition of the Company, including legal and professional fees, and certain other administrative expenses presented in the Acquisition related expenses line on the Consolidated Statements of Operations.
(b) Basis of Presentation
This Quarterly Report on Form 10-Q (this “Form 10-Q”) has been prepared pursuant to the rules and regulations of the United States ("U.S.") Securities and Exchange Commission (“SEC”) applicable to interim financial information. As this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the U.S. (“U.S. GAAP” or “GAAP”), although the Company believes that the disclosures are adequate to make the information not misleading. This Form 10-Q should be read along with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), which includes a summary of the Company’s significant accounting policies and other disclosures.
All normal recurring adjustments necessary for a fair presentation of the Company’s interim and prior period results have been made. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of results of operations that may be expected for any other interim period or for the full fiscal year.
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
The following table reconciles the amounts excluded from the Cost of ATM operating revenues line in the Consolidated Statements of Operations to total depreciation, accretion, and amortization of intangible assets included in the Consolidated Statement of Operations for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Depreciation and accretion expenses related to ATMs and ATM-related assets	$25,875	$22,781
Amortization of intangible assets	6,086	8,413
Total depreciation, accretion, and amortization of intangible assets excluded from Cost of ATM operating revenues	31,961	31,194
Depreciation and accretion expense included in Selling, general, and administrative expenses	6,410	9,430
Total depreciation, accretion and amortization of intangible assets	$38,371	$40,624

(d) Restructuring Expenses
During the three months ended March 31, 2021, the Company continued certain corporate reorganization and cost reduction initiatives that began in 2020, partly in response to the impacts of the COVID-19 pandemic (the "Pandemic"). In the three months ended March 31, 2021 and 2020, the Company incurred $1.7 million and $1.2 million, respectively, of pre-tax expenses related to these activities that primarily included facility closures, workforce reductions and other related charges.
The following table reflects the amounts recorded in the Restructuring expenses line in the Consolidated Statements of Operations for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Europe & Africa	$1,549	$1,000
Corporate	143	209
Total	$1,692	$1,209

The costs incurred in Europe & Africa for the three months ended March 31, 2021 and 2020 included facility related costs consisting of non-cash asset write-offs and accelerated lease expenses as well as amounts pertaining to workforce reductions, primarily in the U.K. The costs incurred in Corporate for the three months ended March 31, 2021 included amounts pertaining to workforce reductions and the costs incurred in Corporate for the three months ended March 31, 2020 primarily consisted of professional fees. The restructuring liability balances as of March 31, 2021 and 2020 were $1.6 million and $0.6 million, respectively. The restructuring liability balance as of December 31, 2020 was $2.2 million.

(e) Cash, Cash Equivalents, and Restricted Cash
For purposes of reporting financial condition, cash and cash equivalents include cash in bank and short-term deposit accounts and physical cash. Additionally, the Company maintains cash on deposit with banks that is pledged for a particular use or restricted to support a liability. Restricted cash primarily consists of amounts collected on behalf of, but not yet remitted to, certain of the Company’s merchant customers or third-party service providers. Restricted cash in current assets is offset by a corresponding liability balance in the Accrued liabilities line in the Consolidated Balance Sheets. The changes in the settlement liabilities corresponding to the changes in the balance of restricted cash during the three months ended March 31, 2021 and 2020 are presented in the Consolidated Statements of Cash Flows within the Increase (decrease) in restricted cash liabilities line.
The following table provides a reconciliation of the ending cash, cash equivalents, and restricted cash balances as of March 31, 2021 and 2020, corresponding with the balances in the Consolidated Statements of Cash Flows.

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$197,363	$613,728
Restricted cash	141,859	44,796
Total cash, cash equivalents, and restricted cash in the Consolidated Statements of Cash Flows	$339,222	$658,524

(f) Accounts and Notes Receivable, net
Accounts and notes receivable are comprised of amounts due from the Company’s clearing and settlement banks for transaction revenues earned on transactions processed during the month ending on the balance sheet date, as well as receivables from surcharge-free network customers, bank-branding and network-branding customers, managed services customers and for ATMs and ATM-related equipment sales and service. Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

The allowance for credit losses represents the Company’s best estimate of the future expected credit losses on the Company's existing accounts and notes receivable. Accounting Standards Codification Topic 326 ("Topic 326") requires recognition of credit losses when expected based on a broad range of information, including historical experience and current economic conditions. The Company applies an aging based methodology using historic loss experience and aging categories. Where necessary, the Company segregates receivables into pools with common characteristics. In addition, where appropriate and where the available information indicates that losses would be minimal, an estimated loss rate is applied. In all cases, losses are recognized when expected. The Company holds no material financing receivables and no other financial instruments measured at amortized cost.

For the three months ended March 31, 2021 and 2020, the Company assessed the likelihood of collection of its receivables utilizing historical loss rates and current market conditions that included the estimated impact of the global COVID-19 pandemic. The Company recorded an insignificant provision for estimated credit losses during the three months ending March 31, 2021 and a provision of $0.9 million during the three months ending March 31, 2020.

(g) Inventory
The Company’s inventory is determined using the average cost method. The Company periodically assesses its inventory, and as necessary, adjusts the carrying values to the lower of cost or net realizable value.
The following table reflects the Company’s primary inventory components:

	March 31, 2021	December 31, 2020
	(In thousands)
ATMs	$1,563	$1,837
ATM spare parts and supplies	6,320	6,525
Total inventory	7,883	8,362
Less: Inventory reserves	(1,673)	(1,764)
Inventory, net	$6,210	$6,598
(h) Warrants

Concurrent with the issuance of the 1.00% Convertible Senior Notes due 2020 (the "Convertible Notes") in November 2013, Cardtronics, Inc. entered into separate convertible note hedge and warrant transactions to reduce the potential dilutive impact upon the conversion of the Convertible Notes. The net effect of these transactions effectively raised the price at which dilution would occur from the $52.35 initial conversion price of the Convertible Notes to $73.29. The amounts allocated to both the note hedge and warrants were recorded in the Shareholders' equity section in the Consolidated Balance Sheets.

The note hedge terminated upon the maturity of the Convertible Notes in 2020. The 2.2 million warrants that remain outstanding as of March 31, 2021 have a strike price of $73.29 and expire incrementally on a series of expiration dates through August 30, 2021.
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
(2) New Accounting Pronouncements

Adoption of New Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing certain exceptions for recognizing deferred taxes, performing intra-period allocations and calculating income taxes in interim periods. The ASU also adds guidance intended to reduce complexity in certain areas, including recognizing deferred taxes for certain changes in the tax basis of goodwill and allocating taxes to members of a consolidated group. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company's financial statements.
In October 2020, FASB issued ASU 2020-10, Codification Improvements, which clarifies application of guidance to a wide variety of topics in the Accounting Standard Codification. The guidance also includes amendments to improve the codification by ensuring that all guidance that requires or provides an option for an entity to disclose information in the notes to the financial statements is codified in the disclosure section of the respective codification and to clarify guidance so that entities can apply guidance more consistently where the original guidance may have been unclear. The ASU is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. The adoption of this ASU did not have a material impact on the Company's financial statements.

In January 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which serves to clarify the scope of Topic 848 to explicitly include derivative instruments both directly and indirectly impacted by the market transition from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate ("SOFR") (collectively, "reference rate reform") and to allow certain practical expedients to be applied to derivative instruments indirectly impacted by reference rate reform. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption of this guidance has had no impact on the consolidated financial statements as the Company has not yet modified any of the existing contracts in response to the reference rate reform. The impact of this ASU will ultimately depend on the terms of any future contract modifications related to a change in reference rate, including potential future modifications to the Company's debt facilities, vault cash agreements and cash flow hedges.
Accounting Pronouncements Issued But Not Yet Adopted
Although there are several other new accounting pronouncements issued by the FASB, the Company does not believe any of these accounting pronouncements had or will have a material impact on its consolidated financial statements.
(3) Revenue Recognition
Disaggregated Revenues
The following tables detail the revenues of the Company’s reportable segments disaggregated by financial statement line and component of revenue:

	Three Months Ended March 31, 2021
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated
Surcharge revenues	$61,452	$16,734	$15,203	$—	$93,389
Interchange revenues	32,160	34,135	—	—	66,295
Bank-branding and surcharge-free network revenues	61,309	280	—	—	61,589
Managed services and processing revenues	28,038	1,686	4,509	(488)	33,745
Total ATM operating revenues	182,959	52,835	19,712	(488)	255,018

ATM product sales and other revenues	9,086	3,243	487	—	12,816
Total revenues	$192,045	$56,078	$20,199	$(488)	$267,834

	Three Months Ended March 31, 2020
	(In thousands)
	North America	Europe & Africa	Australia & New Zealand	Eliminations	Consolidated
Surcharge revenues	$81,977	$32,596	$15,945	$—	$130,518
Interchange revenues	31,610	44,825	—	—	76,435
Bank-branding and surcharge-free network revenues	54,538	347	—	—	54,885
Managed services and processing revenues	25,116	2,190	4,307	(1,652)	29,961
Total ATM operating revenues	193,241	79,958	20,252	(1,652)	291,799

ATM product sales and other revenues	12,756	1,942	105	—	14,803
Total revenues	$205,997	$81,900	$20,357	$(1,652)	$306,602

As presented, certain prior year revenue amounts have been reclassified to ensure consistency with the current year presentation and management's current views concerning the classification of revenues related to managed services and processing arrangements. The reclassified amounts previously presented as Managed services and processing revenues were reclassified as Surcharge revenues and Bank-branding and surcharge-free network revenues, respectively, in the North America segment, and amounts previously presented as Interchange revenues were reclassified as Managed services and processing revenues in the Europe & Africa and Australia & New Zealand segments. The Company determined that these reclassifications are not material to the previously reported financial statements.
Revenue is recognized when obligations under the terms of a contract with a customer are satisfied. Revenue is recorded in the ATM operating revenues and ATM product sales and other revenues lines in the Consolidated Statements of Operations.
The Company presents revenues from automated consumer financial services, bank-branding and surcharge-free network offerings, managed services and other services in the ATM operating revenues line in the Consolidated Statements of Operations. ATM operating revenues are recognized (i) as the associated transactions are processed or (ii) on a monthly basis on a per ATM or per cardholder basis. When customer contracts provide for up-front fees that do not pertain to a distinct performance obligation, the fees are recognized over the term of the underlying agreement on a straight-line basis.
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
Due to the transactional nature of the Company’s revenue, there are no significant judgments that affect the determination of the amount and timing of its revenues. See the 2020 Form 10-K for further information on the components of the Company's revenues.
Contract Balances
As of March 31, 2021, the Company has recognized no significant contract assets. Contract liabilities totaled $7.6 million and $8.1 million at March 31, 2021 and December 31, 2020, respectively. These amounts represent deferred revenues for advance consideration received primarily in relation to bank-branding and surcharge-free network arrangements. The revenue recognized during the three months ended March 31, 2021 and 2020 on previously deferred revenues was not significant. The Company expects to recognize the revenue associated with its contract liabilities ratably over various periods generally extending over the next 36 months.
(4) Share-based Compensation
The Company accounts for its share-based compensation by recognizing the grant date fair value of share-based awards, net of estimated forfeitures, as share-based compensation expense over the underlying requisite service periods of the related awards. The grant date fair value is based upon the Company's share price on the date of the grant.

The following table reflects the total share-based compensation expense amounts reported in the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cost of ATM operating revenues	$258	$545
Selling, general, and administrative expenses	4,000	4,648
Total share-based compensation expense	$4,258	$5,193
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
Time-RSUs are convertible into the Company’s common shares upon passage of the annual graded vesting periods, which begin on the date of grant and extend 3-4 years. Performance-RSUs and Market-Based-RSUs will be earned to the extent the Company achieves the associated performance-based or market-based vesting conditions and these awards are convertible into the Company’s common shares after the passage of the vesting periods which extend 3-4 years from the grant date. Although Performance-RSUs and Market-Based-RSUs are not considered to be earned and outstanding until the vesting conditions are met, the Company recognizes the related compensation expense over the requisite service period (or to an employee’s qualified retirement date, if earlier). RSUs may also be granted outside of LTIPs, with or without performance-based vesting requirements.
The number of the Company’s earned non-vested RSUs as of March 31, 2021 and December 31, 2020, and changes during the three months ended March 31, 2021, are presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs as of December 31, 2020	1,075,359	$25.41
Granted	408,336	29.17
Vested	(1,035,982)	24.65
Forfeited	(3,282)	29.19
Non-vested RSUs as of March 31, 2021	444,431	$30.61
The above table only includes earned RSUs. Performance-RSUs and Market-Based-RSUs that are not yet earned are not included. The number of unearned Performance-RSUs granted at the target threshold in 2021, net of actual forfeitures, was 58,013 units with a grant date fair value of $38.79 per unit. The number of unearned Market-Based-RSUs granted in 2021, net of actual forfeitures, was 58,007 units with a grant date fair value of $38.79 per unit. The number of unearned Performance-RSUs granted in 2020, net of actual forfeitures, was 204,374 units with a grant date fair value of $23.45 per unit. The number of unearned Market-Based-RSUs granted at the target in 2020, net of actual forfeitures, was 187,809 units with a grant date fair value of $30.48 per unit. The number of unearned Performance-RSUs granted at the target in 2019, net of actual forfeitures, was 108,498 units with a grant date fair value of $33.68 per unit. The number of unearned Market-Based-RSUs granted in 2019, net of actual forfeitures, was 108,424 units with a grant date fair value of $49.06 per unit. Time-RSUs are included in the listing of earned and outstanding RSUs when granted.
As of March 31, 2021, the unrecognized compensation expense associated with earned RSUs was $12.2 million, which will be recognized using a graded vesting schedule for Performance-RSUs and a straight-line vesting schedule for Time-RSUs, over a remaining weighted average vesting period of 2.07 years.

Options. The number of the Company’s outstanding stock options as of March 31, 2021 and December 31, 2020, and changes during the three months ended March 31, 2021, are presented below:

	Number of Shares	Weighted Average Exercise Price
Options outstanding as of December 31, 2020	584,465	$23.96
Granted	—	—
Exercised	(91,299)	24.76
Forfeited	—	—
Options outstanding as of March 31, 2021	493,166	$23.81

Options vested and exercisable as of March 31, 2021	292,744	$24.12
As of March 31, 2021, the unrecognized compensation expense associated with outstanding options was approximately $1.8 million, which will be recognized over the remaining weighted average vesting period of approximately 1.52 years. The weighted average contractual term associated with outstanding options was 8.07 years as of March 31, 2021.
(5) Earnings Per Share
The Company reports its earnings per share under the two-class method. Under this method, potentially dilutive securities are excluded from the calculation of diluted earnings per share (as well as their related impact on the net income available to common shareholders) when their impact on net income available to common shareholders is anti-dilutive.
Potentially dilutive securities for the three months ended March 31, 2021 include outstanding stock options, RSUs, and the potentially dilutive effect of outstanding warrants. Potentially dilutive securities for the three months ended March 31, 2020 include outstanding stock options, RSUs, and the potentially dilutive effect of outstanding warrants and shares underlying the 1.00% Convertible Senior Notes and the associated note hedges. The potentially dilutive effect of outstanding warrants, the underlying shares exercisable under the Convertible Notes, and the note hedges were excluded from diluted shares outstanding for the three months ended March 31, 2021 and 2020, as applicable, as the exercise price exceeded the average market price of the Company’s common shares in both periods presented.
The details of the Company's Earnings per Share calculation are as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands, excluding share and per share amounts)
Net income available to common shareholders	$5,876	$5,755
Weighted average common basic shares outstanding (for basic calculation)	44,959,960	44,729,824
Dilutive effect of outstanding common stock options and RSUs	649,804	1,011,437
Weighted average common dilutive shares outstanding (for diluted calculation)	45,609,764	45,741,261

Net income per common share - basic	$0.13	$0.13
Net income per common share - diluted	$0.13	$0.13

The computations of diluted earnings per share for the three months ended March 31, 2021 and 2020 exclude approximately 18,000 and 200,000 potentially dilutive common shares, respectively, due to the effect of including these shares in the computation would have been antidilutive.

(6) Shareholders' Equity
Accumulated Other Comprehensive Loss, net. Accumulated other comprehensive loss, net, is a separate component of Shareholders’ equity in the Consolidated Balance Sheets. The following tables present the changes in the balances of each component of Accumulated other comprehensive loss, net, for the three months ended March 31, 2021:

	Foreign Currency Translation Adjustments		Unrealized Losses on Interest Rate Derivative Contracts		Total
	(In thousands)
Total accumulated other comprehensive loss, net as of December 31, 2020	$(41,572)	(1)	$(52,159)	(2)	$(93,731)
Other comprehensive income before reclassification	2,605	(3)	6,162	(4)	8,767
Amounts reclassified from accumulated other comprehensive loss, net	—		8,902	(4)	8,902
Net current period other comprehensive income	2,605		15,064		17,669
Total accumulated other comprehensive loss, net as of March 31, 2021	$(38,967)	(1)	$(37,095)	(2)	$(76,062)

(1)Net of deferred income tax benefit of $2,845 and $3,083 as of March 31, 2021 and December 31, 2020, respectively.
(2)Net of deferred income tax expense of $8,433 and $3,823 as of March 31, 2021 and December 31, 2020, respectively.
(3)Net of deferred income tax expense of $238.
(4)Net of deferred income tax expense of $1,886 and $2,724 for Other comprehensive income (loss) before reclassification and Amounts reclassified from accumulated other comprehensive loss, net, respectively, for the three months ended March 31, 2021. For additional information, see Note 11. Derivative Financial Instruments.

The Company records unrealized gains and losses related to its interest rate derivative contracts, net of taxes, in the Accumulated other comprehensive loss, net line within the Consolidated Balance Sheets. The amounts reclassified from Accumulated other comprehensive loss, net are recognized in the Cost of ATM operating revenues, Interest expense, net, or Other expenses, net lines in the Consolidated Statements of Operations.
The Company has elected the portfolio approach for the deferred tax asset of the unrealized gains and losses related to the interest rate swap contracts in Accumulated other comprehensive loss, net within the Consolidated Balance Sheets. Under the portfolio approach, the disproportionate tax effect created when the valuation allowance was appropriately released as a tax benefit into continuing operations in 2010 will reverse out of the Accumulated other comprehensive loss, net line within the Consolidated Balance Sheets and into continuing operations as a tax expense when the Company ceases to hold any interest rate swap contracts. As of March 31, 2021, the disproportionate tax effect was $14.7 million.
(7) Intangible Assets
Goodwill
The Company tests goodwill for impairment annually as of its fiscal year end, or more frequently if events or circumstances indicate goodwill could be impaired. The Company did not identify any impairment indicators associated with its reporting units during the three months ended March 31, 2021.
The following table presents the net carrying amounts of the Company’s goodwill as of March 31, 2021 and December 31, 2020, as well as the changes in the net carrying amounts for the three months ended March 31, 2021, by segment. As of March 31, 2021, the Company held an immaterial amount of indefinite-lived intangible assets. For additional information related to the Company’s segments, see Note 15. Segment Information.

	North America	Europe & Africa	Australia & New Zealand	Total
	(In thousands)
Goodwill, gross as of December 31, 2020	$563,734	$240,151	$152,561	$956,446
Accumulated impairment loss	(7,303)	(50,003)	(140,038)	(197,344)
Goodwill, net as of December 31, 2020	556,431	190,148	12,523	759,102

Foreign currency translation adjustments	1,252	621	(164)	1,709

Goodwill, gross as of March 31, 2021	564,986	240,772	152,397	958,155
Accumulated impairment loss	(7,303)	(50,003)	(140,038)	(197,344)
Goodwill, net as of March 31, 2021	$557,683	$190,769	$12,359	$760,811

(8) Accrued Liabilities
The Company’s accrued liabilities consisted of the following:

	March 31, 2021		December 31, 2020
	(In thousands)
Accrued merchant settlement	$220,484	$	$213,067
Accrued merchant fees	28,503		24,869
Accrued processing costs	15,103		11,676
Accrued taxes	15,744		22,217
Accrued cash-in-transit	11,031		8,549
Accrued interest	9,172		5,537
Accrued compensation	9,156		17,849
Accrued cash management fees	8,647		7,742
Accrued maintenance	8,552		6,513
Accrued purchases	6,446		8,084
Accrued telecommunications costs	1,377		2,011
Other accrued expenses	38,800		38,171
Total accrued liabilities	$373,015		$366,285

(9) Current and Long-Term Debt
The Company’s carrying value of current and long-term debt consisted of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Revolving credit facility due September 2024, including swingline credit facility	$—	$—
Term loan facility due June 2027, net of unamortized discount and capitalized debt issuance costs	480,339	480,985
5.50% Senior notes due May 2025, net of unamortized capitalized debt issuance costs	297,354	297,192
Total Debt	777,693	778,177
Less: Current portion	(5,000)	(5,000)
Total Long-Term Debt	$772,693	$773,177

The Term Loan Facility (or "Term Loan") due June 2027 with a face value of $496.3 million and $497.5 million as of March 31, 2021 and December 31, 2020, respectively, is presented net of unamortized discount and capitalized debt issuance costs of $16.0 million and $16.5 million as of March 31, 2021 and December 31, 2020, respectively. Mandatory quarterly installments of principal repayments under the Term Loan, totaling $5.0 million in the next twelve months, are presented in the Current portion of long-term debt line of the Company's Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020. The 5.50% Senior Notes due 2025 (the “2025 Notes”) with a face value of $300.0 million are presented net of unamortized capitalized debt issuance costs of $2.6 million and $2.8 million as of March 31, 2021 and December 31, 2020, respectively.
Revolving Credit Facility

The Company is party to a $600 million revolving credit agreement with a maturity date of September 19, 2024 (the "Amended Credit Agreement"). The covenant levels for the Total Net Leverage Ratio (as defined in the second amendment entered into on May 29, 2020 and discussed further below) provide for a Restricted Period, which will end on the earlier of (a) October 1, 2021; or (b) the date on which (i) the Company terminates the Restricted Period at its election and (ii) the Total Net Leverage ratio does not exceed 4.50 to 1.0 (the "Restricted Period"). Interest rates for borrowings and the issuance of letters of credit and fees payable on any unused amounts of the revolving credit facility are subject to certain upward adjustments, including applicable margins above base rates and commitment fee rates when the Total Net Leverage Ratio exceeds 4.00 to 1.0 and base rate floors during the Restricted Period. The Company is subject to some additional limitations under certain covenant baskets during the Restricted Period.

Financial covenants under the Amended Credit Agreement are determined as of the last day of each fiscal quarter. The Company is required to maintain an Interest Coverage Ratio, as defined in the Amended Credit Agreement, of no less than 3.00 to 1.00. During the Restricted Period, the Amended Credit Agreement provides for adjustments to the Total Net Leverage Ratio covenant as follows: (i) for the fiscal quarter ending March 31, 2021, the Total Net Leverage Ratio shall not exceed 5.50 to 1.0; (ii) for the fiscal quarter ending June 30, 2021, the Total Net Leverage Ratio shall not exceed 5.25 to 1.0; and (iii) for the fiscal quarter ending September 30, 2021, the Total Net Leverage Ratio shall not exceed 5.00 to 1.0. For each fiscal quarter ending on or after the end of the Restricted Period, the Company shall not permit the Total Net Leverage ratio to exceed 4.50 to 1.0.
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
The Company is limited in its ability to make certain payments. Such restricted payments are generally not permitted in the Restricted Period; however, outside of the Restricted Period the Company may generally make such restricted payments so long as no event of default exists at the time of such payment and would not result therefrom and the Total Net Leverage Ratio is equal to or less than 3.75 to 1.00 at the time such restricted payment is made. As of March 31, 2021, the Company was in compliance with all applicable covenants and ratios under the Amended Credit Agreement.

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
Each of the Guarantors (as defined in the Amended Credit Agreement) has guaranteed the full and punctual payment of the obligations under the revolving credit facility and the obligations under the revolving credit facility are secured by substantially all of the assets of the credit facility Guarantors, subject to permitted liens and other customary exceptions. Deferred financing costs associated with the Amended Credit Agreement are classified within the Prepaid expenses, deferred costs, and other noncurrent assets line on the Consolidated Balance Sheets.

As of March 31, 2021, the Company had no outstanding borrowings under its $600 million revolving credit facility and $10.0 million outstanding standby letters of credit under the facility.

Term Loan Facility

On June 29, 2020, the Company entered into the Term Loan, by and among the Company, certain of its subsidiaries (including Cardtronics USA, Inc. as the “Borrower”), the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. Pursuant to the Term Loan, the Company borrowed $500 million of aggregate principal and used a portion of the net proceeds to repay outstanding borrowings under its revolving credit facility and retire the 1.00% Convertible Senior Notes due December 2020. The Term Loan was issued with an original issue discount of 175 basis points and interest accrues at the rate of LIBOR plus 400 basis points, with a 1.00% LIBOR floor. Interest is payable quarterly, or in shorter intervals for LIBOR borrowings with a duration of less than three months.
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

Each of the Guarantors of the Term Loan (as defined in the Term Loan Agreement) have guaranteed the full and punctual payment of the obligations under the Term Loan Agreement and the obligations under the Term Loan Agreement are secured by substantially all of the assets of such Guarantors, subject to permitted liens and other customary exceptions.

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
The 2025 Notes contain various covenants restricting the Company's investments, indebtedness, and payments.
(10) Other Liabilities
The Company’s other liabilities consisted of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Current portion of other long-term liabilities
Interest rate swap and cap contracts	$22,211	$23,916
Operating lease liabilities	17,607	18,683
Acquisition related contingent consideration	—	9,490
Asset retirement obligations	6,502	6,517
Deferred revenue	4,182	4,295
Other	1,242	1,898
Total current portion of other long-term liabilities	$51,744	$64,799

Noncurrent portion of other long-term liabilities
Interest rate swap and cap contracts	$12,935	$26,994
Deferred revenue	3,447	3,850
Other	5,504	6,883
Total noncurrent portion of other long-term liabilities	$21,886	$37,727
As of December 31, 2020, the Acquisition related contingent consideration line consisted of the estimated fair value of the contingent consideration associated with the Spark ATM Systems Pty Ltd. (“Spark”) acquisition that occurred in 2017.
(11) Derivative Financial Instruments
Risk Management Objectives of Using Derivatives - Interest rate risk
The Company is exposed to interest rate risk associated with its vault cash rental obligations and its floating-rate debt. The Company uses varying notional amount interest rate swap contracts and interest rate cap agreements (“Interest Rate Derivatives”) to manage the interest rate risk associated with its vault cash rental obligations in the U.S., Canada, the U.K., and Australia. The Company also uses interest rate swap or cap contracts to mitigate its exposure to floating interest rates on its floating-rate debt.
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

As discussed above, the Company generally utilizes fixed-for-floating Interest Rate Derivatives where the underlying pricing terms of the cash flow hedging instrument agree, in all material respects, with the pricing terms of the anticipated vault cash rental obligations, anticipated Amended Credit Agreement borrowings or other floating-rate debt borrowings. Therefore, the amount of ineffectiveness associated with the Interest Rate Derivatives has historically been immaterial. If the Company concludes (i) that the obligations that have been hedged are no longer probable or (ii) that the underlying terms of the agreements have changed such that they do not sufficiently agree to the pricing terms of the Interest Rate Derivatives, the Interest Rate Derivative contracts would be deemed ineffective. The Company does not currently anticipate terminating or modifying terms of its existing Interest Rate Derivative instruments prior to their expiration dates.

The Company recognizes its Interest Rate Derivative contracts as assets or liabilities at fair value and the accumulated changes in the fair values of the related Interest Rate Derivative contracts are reported net of taxes in Accumulated other comprehensive loss, net within the Consolidated Balance Sheets. For additional information related to the Company’s interest rate swap and cap contracts and the associated fair value measurements, see Note 12. Fair Value Measurements.

In accordance with U.S. GAAP, the Company reports the gain or loss related to each highly effective cash flow hedging instrument, including any ineffectiveness, as a component of Accumulated other comprehensive loss, net within the Consolidated Balance Sheets and reclassifies the gain or loss into earnings within the Cost of ATM operating revenues, Interest expense, net, or Other expenses, net lines of the Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects and has been forecasted in earnings. The classification of the gain or loss is determined based on the associated hedge designation.

None of the Company’s existing derivative contracts contain credit-risk-related contingent features.

Summary of Outstanding Interest Rate Derivatives

The notional amounts, weighted average fixed rates, and remaining terms associated with the interest rate swap contracts and cap agreements that are currently in place in the U.S., Canada, the U.K, and Australia as of March 31, 2021 are as follows:

Remaining Term of Hedging Instrument	Segment	Currency	Weighted Average Fixed Rate/Cap Rate (1)	Notional Value in Respective Currency
				(In millions)
Interest Rate Swap Contract - Vault Cash
April 1, 2021 – December 31, 2021	North America	U.S. Dollar	1.46%	$1,200
January 1, 2022 – December 31, 2022	North America	U.S. Dollar	1.17%	$1,000
January 1, 2023 – December 31, 2024	North America	U.S. Dollar	0.98%	$600
April 1, 2021 – December 31, 2021	North America	Canadian Dollar	2.46%	$125
April 1, 2021 – December 31, 2022	Europe & Africa	Pound Sterling	0.94%	$500
April 1, 2021 – December 31, 2021	Australia & New Zealand	Australian Dollar	0.71%	$40
Interest Rate Cap Contracts - Vault Cash
April 1, 2021 – December 31, 2023	North America	U.S. Dollar	3.25%	$200
Interest Rate Cap Contracts - Variable Debt
April 1, 2021 – December 31, 2025	North America	U.S. Dollar	1.00%	$250
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
Balance Sheet Data

Asset (Liability) Derivative Instruments	Balance Sheet Location	Fair Value
		March 31, 2021	December 31, 2020
		(In thousands)
Derivatives designated as hedging instruments:
Interest rate swap and cap contracts	Prepaid expenses, deferred costs, and other noncurrent assets	$3,897	$—
Interest rate swap and cap contracts	Current portion of other long-term liabilities	(22,211)	(23,916)
Interest rate swap and cap contracts	Other long-term liabilities	(12,935)	(26,994)
Total derivatives designated as hedging instruments, net		$(31,249)	$(50,910)

Total derivative instruments, net		$(31,249)	$(50,910)

Statements of Operations Data

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	Amount of Gain (Loss) on Derivative Instruments Recognized in Accumulated Other Comprehensive Loss, net		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss, net into Income
	2021	2020		2021	2020
	(In thousands)			(In thousands)
Interest rate swap and cap contracts	$6,530	$(42,294)	Cost of ATM operating revenues	$(8,809)	$(2,619)
Interest rate swap and cap contracts	(368)	(210)	Interest expense, net	(93)	(43)
Total	$6,162	$(42,504)		$(8,902)	$(2,662)

As of March 31, 2021, the Company expects to reclassify $22.2 million of net derivative-related losses contained in the Accumulated comprehensive loss, net line within its Consolidated Balance Sheets into earnings during the next twelve months concurrent with the recording of the related vault cash rental expense and Term Loan interest expense amounts.

The following tables show the impact of the Company's cash flow hedge accounting relationships on the Consolidated Statement of Operations for the three months ended March 31, 2021 and 2020.

	Location and Amount of Loss Recognized in Income on Cash Flow Hedging Relationships in the Three Months Ended
	March 31, 2021		March 31, 2020
	(In thousands)
	Cost of ATM Operating Revenues	Interest Expense, net	Cost of ATM Operating Revenues	Interest Expense, net
Total amount of expense presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$150,803	$10,761	$193,630	$6,421

Amount of loss reclassified from Accumulated other comprehensive loss, net into expense	$8,809	$93	$2619	$43

(12) Fair Value Measurements
The following tables provide the financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2021 and December 31, 2020 using the fair value hierarchy prescribed by U.S. GAAP. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 refers to fair values estimated using significant non-observable inputs. An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

	Fair Value Measurements at March 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Assets associated with interest rate swap and cap contracts	$3,897	$—	$3,897	$—
Liabilities
Liabilities associated with interest rate swap and cap contracts	$(35,146)	$—	$(35,146)	$—

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Liabilities
Liabilities associated with interest rate swap and cap contracts	$(50,910)	$—	$(50,910)	$—
Liabilities associated with acquisition related contingent consideration	$(9,490)	$—	$—	$(9,490)

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
Cash and cash equivalents, accounts and notes receivable, net of allowance for credit losses, prepaid expenses, deferred costs, and other current assets, accounts payable, accrued liabilities, and other current liabilities. These financial instruments are not carried at fair value, but are carried at amounts that approximate fair value due to their short-term nature and generally negligible credit risk.
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
Acquisition related contingent consideration. Liabilities from acquisition-related contingent consideration have been estimated using market observable inputs and other significant non-observable inputs, as well as projections based on the Company’s best estimate of future operational results upon which the payment of these obligations are contingent.
During the three months ended March 31, 2021, the Company paid $9.2 million to satisfy the 2020 portion of its obligation under the Spark acquisition contingent consideration arrangement. Previously, in the three months ended June 30, 2020 the Company paid $5.2 million to satisfy the 2019 portion of the obligation. As of March 31, 2021, the Company has no remaining obligations under the Spark acquisition contingent consideration arrangement.

During the three months ended March 31, 2021, the Company recognized a foreign exchange gain of approximately $0.3 million to remeasure the remaining South African Rand denominated liability into U.S. Dollars. During the three months ended March 31, 2020 the Company recognized mark-to-market gains of approximately $4.1 million and foreign exchange gains of approximately $3.3 million to remeasure the South African Rand denominated liability into U.S. Dollars. In both periods presented, the revision of the estimated fair values and the net foreign exchange gains and losses are included in the Other expenses, net line in the Consolidated Statements of Operations.
Long-term debt. The carrying amounts of the long-term debt balances related to borrowings under the Company’s Revolving credit facility and Term Loan approximate fair value due to the fact that any outstanding borrowings are subject to short-term floating interest rates. As of March 31, 2021, the fair value of the 2025 Notes was approximately $308.9 million, based on the quoted prices in markets that are not active (Level 2). For additional information related to long-term debt, see Note 9. Current and Long-Term Debt.
Additions to asset retirement obligations liability. The Company estimates the fair value of additions to its ARO liability using expected future cash flows discounted at the Company’s credit-adjusted risk-free interest rate. Liabilities added to the ARO are measured at fair value at the time of the asset installations using significant non-observable (Level 3) inputs. These liabilities are evaluated periodically based on estimated current fair value.
Interest rate derivatives. As of March 31, 2021, the recognized fair value of the Company’s Interest Rate Derivatives resulted in an asset of $3.9 million and current and long-term liabilities totaling $35.1 million. These financial instruments are carried at fair value and are valued using pricing models based on significant other observable inputs (Level 2), while taking into account the creditworthiness of the party that is in the liability position with respect to each trade. For additional information related to the valuation process of this asset or liability, see Note 11. Derivative Financial Instruments.

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
Following the Supreme Court ruling, the VOA is in process of amending the business rating lists for England and Wales and the Company has recovered a large portion of the amounts paid to the tax authorities in respect of the ATMs subject to the amended lists in numerous local tax jurisdictions for the periods spanning from 2010 to December 2020. During the three months ended March 31, 2021, the Company recorded cash recoveries of approximately $12.0 million, net of amounts due to merchant partners, which is reflected as a reduction to the Cost of ATM operating revenues line in the Consolidated Statements of Operations. The Company estimates that up to approximately 2 million U.K. pounds sterling, or up to approximately $3 million at the March 31, 2021 exchange rate, remains recoverable from the various tax authorities, net of amounts that have already been recovered or are estimated to be due to merchant partners of the Company, some of which had paid indirectly these business rate taxes. The Company seeks to ensure that all necessary amendments to the business ratings list are made and that all recoverable amounts paid to the tax authorities are collected. The Company's estimate of the total recoverable amount is subject to change as the Company continues its analysis of the business rate taxes paid during the 10 year period. Due to the complexity in administering and uncertainty of these collections, the Company will recognize the business rate tax recoveries only when received.
The Supreme Court ruling does not apply to Scotland or Northern Ireland and business rate taxes in those jurisdictions are still subject to valuation tribunal appeals and assessments. Accordingly, the Company continues to recognize business rate taxes in Scotland and Northern Ireland, net of any amounts recorded as receivables that are deemed recoverable under contracts with merchants.

Other Commitments
Asset retirement obligations. The Company’s ARO consist primarily of costs to remove the Company’s ATMs and to restore the ATM sites to their original condition. In most cases, the Company is contractually required to perform this deinstallation of its owned ATMs, and in some cases, site restoration work. As of March 31, 2021, the Company had $63.4 million accrued for these liabilities.
(14) Income Taxes
The Company’s income tax expense (benefit) for the periods presented was as follows:

	Three Months Ended March 31, 2021
	2021	2020
	(In thousands, excluding percentages)
Income tax expense (benefit)	$2,951	$(3,737)
Effective tax rate	33.4%	(185.7)%

The Company’s income tax expense for the three months ended March 31, 2021 totaled $3.0 million resulting in an effective tax rate of 33.4%, compared to a benefit of $3.7 million, and an effective tax rate of (185.7)%, for the same period of 2020.

The increase in tax expense for the three months ended March 31, 2021 was primarily attributable to the higher pre-tax profits recognized in the current period, without an offset from any non-recurring tax benefits, as was recognized in the same period of 2020. The benefit recognized for the three months ended March 31, 2020 was primarily attributable to a non-recurring benefit from the carryback of net operating losses to prior tax years at the higher 35% U.S. tax rate, compared to the current tax rate of 21%, as a result of the Coronavirus Aid, Relief, and Economic Security (CARES) Act that was signed into law in the U.S. in March 2020.
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
(15) Segment Information
As of March 31, 2021, the Company’s operations consisted of North America, Europe & Africa, and Australia & New Zealand segments. The Company’s ATM operations in the U.S., Canada, Mexico, and Puerto Rico are included in its North America segment. The North America segment also includes the Company’s transaction processing operations, which service its internal ATM operations, along with external customers. The Company’s ATM operations in the U.K., Ireland, Germany, Spain and South Africa are included in its Europe & Africa segment, along with i-design (the Company’s ATM advertising business based in the U.K.). The Company’s Australia & New Zealand segment consists exclusively of its ATM operations in Australia and New Zealand. The Corporate segment primarily includes general and administrative costs incurred by the corporate functions in the Company's geographical regions and also the technology center in India. While each of the reporting segments provides similar kiosk-based and/or ATM-related services, each segment is managed separately and requires different marketing and business strategies. Intersegment revenues reflect each segment's total intercompany sales, including intercompany sales within a segment and between segments and are eliminated upon consolidation. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

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
The following table is a reconciliation of Net income attributable to controlling interests and available to common shareholders to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income attributable to controlling interests and available to common shareholders	$5,876	$5,755
Adjustments:
Interest expense, net	10,761	6,421
Amortization of deferred financing costs and note discount	1,043	3,486
Income tax expense (benefit)	2,951	(3,737)
Depreciation and accretion expense	32,285	32,211
Amortization of intangible assets	6,086	8,413
EBITDA	59,002	52,549
Add back:
Loss on disposal and impairment of assets	353	921
Other expenses, net (1)	2,842	3,829
Noncontrolling interests (2)	15	13
Share-based compensation expense	4,258	5,193
Restructuring expenses (3)	1,692	1,209
Acquisition related expenses (4)	1,440	—
Adjusted EBITDA (5)	$69,602	$63,714
(1)Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition related contingent consideration, and other non-operating costs.
(2)Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of one of the Company's Mexican subsidiaries.
(3)For the three months ended March 31, 2021, restructuring expenses included costs incurred in conjunction with facility closures, workforce reductions and other related charges. For the three months ended March 31, 2020, restructuring expenses included costs incurred in conjunction with facilities closures, professional fees and workforce reductions. The facility closures during the three months ended March 31, 2021 and 2020, respectively, primarily occurred in the U.K. related to reducing the number of facilities associated with cash delivery operations.
(4)    For the three months ended March 31, 2021, acquisition related expenses includes legal and professional fees and certain administrative costs incurred in connection with the proposed acquisition of the Company, as further discussed in Note 1. Basis of Presentation - (a) Description of Business.
(5) The results for the three months ended March 31, 2021 include business rate tax recoveries of $12.0 million, classified as a cost reduction within Cost of ATM operating revenues.

The following tables reflect certain financial information for each of the Company’s reporting segments for the periods presented:

	Three Months Ended March 31, 2021
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$191,557	$56,078	$20,199	$—	$—	$267,834
Intersegment revenues	488	—	—	—	(488)	—
Cost of revenues	120,177	25,375	14,313	222	(488)	159,599
Selling, general, and administrative expenses	18,329	8,684	1,421	14,701	(226)	42,909
Restructuring expenses	—	1,549	—	143	—	1,692
Acquisition related expenses	—	—	—	1,440	—	1,440
(Gain) loss on disposal and impairment of assets	(79)	435	(3)	—	—	353

Adjusted EBITDA	53,538	21,952	4,466	(10,373)	19	69,602

Capital expenditures (1)	12,032	3,891	323	—	—	16,246

Total Assets	$1,259,570	$469,149	$57,778	$43,361	$—	$1,829,858

	Three Months Ended March 31, 2020
	North America	Europe & Africa	Australia & New Zealand	Corporate	Eliminations	Total
	(In thousands)
Revenue from external customers	$204,382	$81,863	$20,357	$—	$—	$306,602
Intersegment revenues	1,615	37	—	—	(1,652)	—
Cost of revenues	139,904	52,634	14,275	561	(1,652)	205,722
Selling, general, and administrative expenses	17,049	9,061	1,947	14,321	—	42,378
Restructuring expenses	—	1,000	—	209	—	1,209
Loss (gain) on disposal and impairment of assets	443	495	(17)	—	—	921

Adjusted EBITDA	48,999	20,251	4,133	(9,461)	(208)	63,714

Capital expenditures (1)	12,187	5,867	375	—	—	18,429

Total assets	$1,149,376	$570,709	$50,464	$446,672	$—	$2,217,221

(1)Capital expenditures are primarily related to organic growth projects, including the purchase of ATMs for both new and existing ATM management agreements, technology and product development, investments in infrastructure, ongoing refreshment of ATMs and operational assets and other related type activities in the normal course of business. Additionally, capital expenditure amounts for one of the Company’s Mexican subsidiaries, included in the North America segment, are reflected gross of any noncontrolling interest amounts.

Identifiable Assets
Property and equipment, net of accumulated depreciation, relating to operations in the Company's geographic segments are as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
North America	$234,305	$238,601
Europe & Africa	135,684	145,824
Australia & New Zealand	17,709	19,232
Corporate	25,163	26,185
Total	$412,861	$429,842

(16) Supplemental Guarantor Financial Information
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
The following information reflects the Condensed Consolidating Statements of Comprehensive (Loss) Income for the three months ended March 31, 2021, the Condensed Consolidated Balance Sheets as of March 31, 2021, and the Summary Financial Information as of and for the year ended December 31, 2020 for: (i) Cardtronics plc, the parent Guarantor of the 2025 Notes (“Parent”), (ii) Cardtronics Inc. and Cardtronics USA, Inc. (“Issuers”), (iii) the 2025 Notes Guarantors (the “Guarantors”), and (iv) the 2025 Notes Non-Guarantors.

Condensed Consolidated Statements of Comprehensive (Loss) Income

	Three Months Ended March 31, 2021
	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$156,803	$73,740	$55,270	$(17,979)	$267,834
Operating costs and expenses	6,079	147,786	52,478	55,659	(17,991)	244,011
Loss on disposal and impairment of assets	—	(98)	57	394	—	353
(Loss) income from operations	(6,079)	9,115	21,205	(783)	12	23,470
Interest expense, net, including amortization of deferred financing costs and note discount	90	10,766	734	154	60	11,804
Equity in earnings of subsidiaries	(12,419)	(13,592)	11,625	(1,353)	15,739	—
Other expenses, net	1,912	2,504	2,950	1,850	(6,374)	2,842
Income (loss) before income taxes	4,338	9,437	5,896	(1,434)	(9,413)	8,824
Income tax (benefit) expense	(1,535)	1,616	1,768	1,102	—	2,951
Net income (loss)	5,873	7,821	4,128	(2,536)	(9,413)	5,873
Net loss attributable to noncontrolling interests	—	—	—	—	(3)	(3)
Net income (loss) attributable to controlling interests and available to common shareholders	5,873	7,821	4,128	(2,536)	(9,410)	5,876
Other comprehensive income (loss) attributable to controlling interest	17,732	(37,160)	(2,169)	(4,633)	43,962	17,732
Comprehensive income (loss) attributable to controlling interests	$23,605	$(29,339)	$1,959	$(7,169)	$34,552	$23,608

Condensed Consolidated Balance Sheets

	As of March 31, 2021
	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$72	$137,449	$39,534	$20,308	$—	$197,363
Accounts and notes receivable, net	—	46,387	22,016	19,367	—	87,770
Restricted cash	—	106,913	2,477	32,469	—	141,859
Other current assets	—	30,061	2,281	24,206	—	56,548
Total current assets	72	320,810	66,308	96,350	—	483,540
Property and equipment, net	—	245,575	50,613	116,673	—	412,861
Operating lease assets	—	31,608	2,330	22,496	—	56,434
Intangible assets, net	—	17,467	37,400	20,383	—	75,250
Goodwill	—	445,046	152,505	163,260	—	760,811
Investments in and advances to subsidiaries	460,376	324,975	179,526	53,387	(1,018,264)	—
Intercompany receivable	11,759	510,398	625,003	265,162	(1,412,322)	—
Deferred tax assets, net	1,112	—	(1,014)	17,676	—	17,774
Prepaid expenses, deferred costs, and other noncurrent assets	—	16,509	1,583	5,096	—	23,188
Total assets	$473,319	$1,912,388	$1,114,254	$760,483	$(2,430,586)	$1,829,858

Liabilities and Shareholders' Equity
Current portion of long-term liabilities	$—	$5,000	$—	$—	$—	$5,000
Accounts payable and accrued liabilities	2,584	328,772	70,254	97,104	(27,902)	470,812
Total current liabilities	2,584	333,772	70,254	97,104	(27,902)	475,812
Long-term debt	—	772,693	—	—	—	772,693
Intercompany payable	77,279	316,948	634,751	383,338	(1,412,316)	—
Asset retirement obligations	—	23,853	1,966	31,040	—	56,859
Deferred tax liabilities, net	—	53,611	1,490	370	—	55,471
Operating lease liabilities	—	37,325	1,584	14,772	—	53,681
Other long-term liabilities	—	16,719	1,911	3,256	—	21,886
Total liabilities	79,863	1,554,921	711,956	529,880	(1,440,218)	1,436,402
Shareholders' equity	393,456	357,467	402,298	230,603	(990,368)	393,456
Total liabilities and shareholders' equity	$473,319	$1,912,388	$1,114,254	$760,483	$(2,430,586)	$1,829,858

Summary Prior Year Financial Information

	As of and for the Year Ended December 31, 2020
	Parent	Issuers	Guarantors	Non-Guarantors	Eliminations	Total
	(In thousands)
Revenues	$—	$614,090	$281,752	$268,948	$(70,791)	$1,093,999
(Loss) income from operations	(34,392)	14,968	76,556	(4,215)	871	53,788
Net income	19,137	12,467	14,897	4,191	(31,555)	19,137
Net income attributable to controlling interests and available to common shareholders	19,137	12,467	14,897	4,191	(31,548)	19,144
Total current assets	87	299,489	72,391	90,046	—	462,013
Total noncurrent assets	444,012	1,531,788	1,060,252	693,038	(2,359,658)	1,369,432
Total current liabilities	4,295	310,477	68,326	110,592	(17,705)	475,985
Total noncurrent liabilities	60,388	1,211,466	645,420	445,586	(1,386,816)	976,044

(17) Concentration Risk
Significant merchant customers. During the trailing twelve months ended March 31, 2021, the Company derived approximately 23% of its total revenues from ATMs placed at the locations of its top five merchant customers. The Company’s top five merchant customers, none accounting for more than 6% of total revenue for the trailing twelve months ended March 31, 2021, were Alimentation Couche-Tard Inc., Co-operative Food, CVS Caremark Corporation, Speedway LLC, and Walgreens Boots Alliance, Inc. Accordingly, a significant percentage of the Company’s future revenues and operating income will be dependent upon the successful continuation of its relationships with these merchants. As of March 31, 2021, the contracts the Company has with its five largest merchant customers have a weighted average remaining life of approximately 2.4 years.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and are intended to be covered by the safe harbor provisions thereof. Forward-looking statements can be identified by words such as “project,” “believe,” “estimate,” “expect,” “future,” “anticipate,” “intend,” “contemplate,” “foresee,” “would,” “could,” “plan,” and similar expressions that are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on management’s current expectations and beliefs concerning future developments and their potential effect on the Company. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting the Company will be those that are anticipated. All comments concerning the Company’s expectations for future revenues and operating results are based on its estimates for its existing operations and do not include the potential impact of any future acquisitions. The Company’s forward-looking statements involve significant risks and uncertainties (some of which are beyond its control) and assumptions that could cause actual results to differ materially from its historical experience and present expectations or projections. Known material factors that could cause actual results to differ materially from those in the forward-looking statements include:
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
•the satisfaction of the conditions precedent to consummation of the proposed transaction, including the ability to secure regulatory approvals on the terms expected, at all or in a timely manner;
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included under Item 1. Financial Statements of this Form 10-Q and our Consolidated Financial Statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).
Overview
Cardtronics plc, together with its wholly and majority-owned subsidiaries (collectively, “us,” “we,” “our,” “ours,” the “Company” or “Cardtronics”) is the trusted leader in financial self-service, enabling cash transactions at over 285,000 automated teller machines and multi-function financial services kiosks (collectively referred to as “ATMs”) across 10 countries in North America, Europe, Asia-Pacific, and Africa. The total number of ATMs that we service includes our estimate of ATMs that were temporarily closed as a result of the coronavirus pandemic ("COVID-19" or the "Pandemic") as further described in Results of Operations - Key Operating Metrics, below. The total number of transacting ATMs we serviced as of March 31, 2021 was approximately 279,000.
During the three months ended March 31, 2021, approximately 72% of our total revenues were derived from operations in North America (including our ATM operations in the United States ("U.S."), Canada, and Mexico), approximately 21% of our total revenues were derived from operations in Europe and Africa (including our ATM operations in the United Kingdom ("U.K."), Ireland, Germany, Spain, and South Africa), and approximately 8% of our total revenues were derived from operations in Australia and New Zealand.
We deliver financial-related services to cardholders through our networks. We also provide ATM management and ATM equipment-related services (typically under multi-year contracts) to large retail merchants, smaller retailers, and operators of facilities such as shopping malls, casinos, airports, and train stations. In doing so, we provide our retail partners with a compelling automated solution that helps attract and retain customers. In turn, it increases the likelihood that customers will utilize the ATMs placed at their facilities. We also partner with financial institutions and other consumer financial services providers to enable convenient and fee-free access to our ATMs via our surcharge-free solutions for their customers. Included in our network are approximately 200,000 ATMs (including our estimate of ATMs that were temporarily closed as a result of the Pandemic) to which we provided processing only services or various forms of managed services solutions. Under a managed services arrangement, retailers, financial institutions, and ATM distributors rely on us to handle some or all of the operational aspects associated with operating and maintaining ATMs, typically in exchange for a monthly service fee, fee per transaction, or a fee per service provided.
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
Recent Trends and Events
Proposed Transaction with NCR. On January 25, 2021, we entered into a definitive agreement to be acquired by NCR Corporation (“NCR”) for $39.00 per share in cash. This followed our delivery of a notice to terminate our previously announced definitive agreement with Catalyst Holdings Limited (“Catalyst”), an affiliate of Apollo Management, L.P. and Hudson Executive Capital, LP, dated as of December 15, 2020, pursuant to which we would have been acquired by Catalyst for $35.00 per share, in accordance with the terms of such agreement. In connection with such termination, NCR paid on our behalf a termination fee of approximately $32.6 million, which we must reimburse if our agreement with NCR is terminated under certain specified circumstances. The proposed transaction with NCR is subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals. Cardtronics shareholders approved the transaction on May 7, 2021.

It is expected that, subject to the satisfaction or waiver of all relevant conditions, the proposed transaction will be completed in mid-year 2021. For a discussion of certain risks related to the proposed transaction with NCR, including related to certain covenants with which we must comply during the pendency of the proposed transaction, see Part I. Item 1A. Risk Factors – Risks Associated with the Proposed Transaction with NCR Corporation in the 2020 Form 10-K. For more information, see our definitive proxy statement filed with the SEC on March 30, 2021 and the supplement to the definitive proxy statement filed with the SEC on April 27, 2021.
COVID-19 Update. On March 11, 2020, the respiratory virus commonly known as COVID-19 (the “Pandemic”) was declared a pandemic by the World Health Organization. By late March 2020, there were confirmed cases and deaths from the Pandemic in each of the countries in which we operate. In response, throughout 2020 and in 2021, national and local governments instituted various degrees of travel restrictions and shelter-in-place orders while generally deeming financial institutions, grocery stores, pharmacies and convenience stores as “critically essential” in providing their services to citizens during this global emergency. Although our primary focus has been and remains on protecting the health and safety of our employees and the communities in which we operate, we continue to coordinate with our partners, where possible, to ensure continued and seamless operations of our ATMs.
Specific locations, such as casinos, theme parks, malls, tourist-focused ATMs, education facilities and other ATM sites were closed for all or parts of the second, third and fourth quarters of 2020. Some of these locations remain closed or continue to be negatively impacted as a result of the Pandemic. At the end of March 2021, closed ATMs, including but not limited to ATMs at casinos, theme parks, malls, tourist-focused ATMs, and education locations, represented approximately 6% of our total Company-owned ATM fleet. Due to the Pandemic, we have experienced decreased transaction volumes of varying degrees across our network, depending on the location. The majority of our revenues are transaction volume dependent; therefore, continued declines due to Pandemic-related restrictions resulted in lower first quarter 2021 revenues compared to the same period in 2020 and may continue to adversely impact our results in future periods.
In response to the Pandemic, we implemented business continuity plans, with most of our employees working from home since March 2020, without issue. Some of our employees continue to perform cash delivery, maintenance and other technical services on site and at certain office and warehouse locations to ensure the continued operations of our ATMs. During 2020, we also implemented cost reduction plans and took action to manage expenses, temporarily deferred capital spending and suspended our opportunistic share repurchase program to optimize cash flow. We continue to monitor the situation actively and may take further actions that could alter our business operations as may be required by national, federal, state, and/or local authorities or that we determine are in the best interests of our employees, customers, partners and shareholders. Despite the transaction declines impacted by the Pandemic that may continue in the remainder of 2021, we anticipate generating positive adjusted free cash flows in 2021 after considering our required capital expenditures. See Part I, Item 1A. Risk Factors - We are subject to business cycles, seasonality, and other outside factors such as extreme weather, natural disasters or health emergencies, including the ongoing outbreak of the coronavirus pandemic (“COVID-19” or the "Pandemic") that has adversely affected our business, and that may in the future have a material adverse impact on our business in the 2020 Form10-K.
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
Our two largest markets are the U.S. and U.K., and on a combined basis, these markets represent approximately 80% of our revenues. Our U.S. same-store cash withdrawal transactions increased by approximately 6% during the three months ended March 31, 2021 when compared to same period in 2020, and were up 5% compared to the same period in 2019 (non-pandemic impacted). Our U.S. transactions were up compared to both periods as we continue to see strong growth in our surcharge-free transactions. Our U.K. same-store cash withdrawal transactions decreased by approximately 39% during the three months ended March 31, 2021 when compared to same period in 2020 and were down 46% compared to the same period in 2019 (non-pandemic impacted). In each of our other jurisdictions, same-store transaction results have been adversely impacted by the Pandemic beginning in mid-March 2020.

With varying measures implemented by governments, including travel and social gathering limitations and their corresponding impacts to consumer activity, our business remained impacted throughout most of 2020 and during the first quarter of 2021 by the consequential impacts of the Pandemic. Further social gathering restrictions or the introduction of additional restrictions in any or all of our markets would likely adversely impact our transaction volumes. Conversely, we would expect to recover more transaction volume as social gathering and travel restrictions are reduced or removed in each of the markets in which we operate.

Results of Operations
The following table reflects line items from the accompanying Consolidated Statements of Operations as a percentage of total revenues for the periods indicated. Percentages may not add due to rounding.

	Three months ended March 31,
	2021		2020
	(In thousands, excluding percentages)
Revenues:
ATM operating revenues	$255,018	95.2%	$291,799	95.2%
ATM product sales and other revenues	12,816	4.8	14,803	4.8
Total revenues	267,834	100.0	306,602	100.0
Cost of revenues:
Cost of ATM operating revenues (1)	150,803	56.3	193,630	63.2
Cost of ATM product sales and other revenues	8,796	3.3	12,092	3.9
Total cost of revenues	159,599	59.6	205,722	67.1
Operating expenses:
Selling, general, and administrative expenses (2)	42,909	16.0	42,378	13.8
Restructuring expenses	1,692	0.6	1,209	0.4
Acquisition related expenses	1,440	0.5	—	—
Depreciation and accretion expense	32,285	12.1	32,211	10.5
Amortization of intangible assets	6,086	2.3	8,413	2.7
Loss on disposal and impairment of assets	353	0.1	921	0.3
Total operating expenses	84,765	31.6	85,132	27.8
Income from operations	23,470	8.8	15,748	5.1
Other expenses:
Interest expense, net	10,761	4.0	6,421	2.1
Amortization of deferred financing costs and note discount	1,043	0.4	3,486	1.1
Other expense, net	2,842	1.1	3,829	1.2
Total other expenses	14,646	5.5	13,736	4.5
Income before income taxes	8,824	3.3	2,012	0.7
Income tax expense (benefit)	2,951	1.1	(3,737)	(1.2)
Net income	5,873	2.2	5,749	1.9
Net loss attributable to noncontrolling interests	(3)	—	(6)	—
Net income attributable to controlling interests and available to common shareholders	$5,876	2.2%	$5,755	1.9%

(1)Excludes effects of depreciation, accretion, and amortization of intangible assets of $32.0 million and $31.2 million for the three months ended March 31, 2021 and 2020, respectively. See Item 1. Financial Statements, Note 1. General and Basis of Presentation – (c) Cost of ATM Operating Revenues Presentation. The inclusion of this depreciation, accretion, and amortization of intangible assets in Cost of ATM operating revenues would have increased our Cost of ATM operating revenues as a percentage of total revenues by 11.9% and 10.2% for the three months ended March 31, 2021 and 2020, respectively.
(2)Includes share-based compensation expense of $4.0 million and $4.6 million for the three months ended March 31, 2021 and 2020, respectively.

Key Operating Metrics
The following tables reflect certain key measures that gauge our operating performance for the periods indicated:

	As of March 31,
	2021	% Change	2020
Ending number of transacting ATMs(1):
North America	44,021	0.5%	43,792
Europe & Africa	20,736	(9.7)%	22,971
Australia & New Zealand	5,946	(11.3)%	6,703
Total Company-owned(2)	70,703	(3.8)%	73,466

North America	11,664	(12.6)%	13,351
Europe & Africa	126	(44.7)%	228
Total Merchant-owned	11,790	(13.2)%	13,579

Managed Services and Processing:
North America	194,772	(0.7)%	196,196
Europe & Africa	151	4.1%	145
Australia & New Zealand	1,321	(21.7)%	1,687
Total Managed services and processing(2)	196,244	(0.9)%	198,028

Total ending number of transacting ATMs	278,737	(2.2)%	285,073

(1)The ending number of transacting ATMs presented in the table above includes only those ATMs transacting during the months of March 2021 and 2020. The 2021 and 2020 counts do not include ATMs at casinos, theme parks, malls, education facilities, tourist-focused sites and other ATM sites that were temporarily closed and not transacting as a result of the Pandemic. The Company estimates, that during the month of March 2021, approximately 10,400 ATMs were not transacting due to the Pandemic including approximately 4,600 ATMs, 2,400 ATMs, and 3,400 ATMs in the Company-owned, Merchant-owned, and Managed services and processing arrangement types, respectively. In total, we estimate that the number of ATMs we service exceeds 285,000.
(2)Company-owned ATMs that are deployed under managed services agreements are classified under Managed services and processing.

	Three months ended March 31,
	2021	% Change	2020
Average number of transacting ATMs(1):
North America	43,456	(0.6)%	43,702
Europe & Africa	20,979	(10.3)	23,376
Australia & New Zealand	5,982	(11.0)	6,725
Total Company-owned (2)	70,417	(4.6)	73,803

North America	11,285	(16.3)	13,480
Europe & Africa	145	(37.2)	231
Total Merchant-owned	11,430	(16.6)	13,711

Managed Services and Processing:
North America	189,813	(3.4)	196,561
Europe and Africa	151		145
Australia & New Zealand	1,397	(19.2)	1,728
Total Managed services and processing (2)	191,361	(3.6)	198,434

Total average number of transacting ATMs	273,208	(4.5)	285,948

Total transactions (in thousands):
ATM operations	211,639	(19.5)	263,048
Managed services and processing, net	341,993	5.7	323,544
Total transactions (3)	553,632	(5.6)	586,592

Total cash withdrawal transactions (in thousands):
ATM operations (3)	135,215	(22.0)	173,413

Per ATM per month amounts (excludes managed services and processing):
Cash withdrawal transactions (3)	551	(16.6)	661

ATM operating revenues (4)	$935	(8.1)	$1,017
Cost of ATM operating revenues (4) (5)	565	(18.9)	697
ATM adjusted operating gross profit (4)(5)	$370	15.6%	$320

ATM adjusted operating gross profit margin	39.6%		31.5%
(1)The average number of transacting ATMs presented above represents an average of the ATMs transacting in the respective months of 2021 and 2020. The 2021 and 2020 counts do not include ATMs at casinos, theme parks, malls, education facilities, tourist-focused sites and other ATM sites that were temporarily closed and not transacting as a result of the Pandemic.
(2)Company-owned ATMs that are deployed under managed services agreements are classified under Managed services and processing.
(3)Total transactions, total cash withdrawal transactions, and total cash withdrawal transactions per ATM per month were adversely impacted by the Pandemic, particularly in the U.K. where average transactions per ATM exceed our Company average.
(4)ATM operating revenues and Cost of ATM operating revenues relating to managed services, processing, ATM equipment sales, and other ATM-related services are not included in this calculation. The Cost of ATM operating revenues in the three months ended March 31, 2021 includes business rate tax recoveries totaling $12.0 million.
(5)Amounts presented exclude the effect of depreciation, accretion, and amortization of intangible assets, which is reported separately in the accompanying Consolidated Statements of Operations. For additional information, see Item 1. Financial Statements, Note 1. General and Basis of Presentation – (c) Cost of ATM Operating Revenues Presentation.

Revenues

	Three Months Ended March 31,
	2021	2020	% Change
	(In thousands, excluding percentages)
North America
ATM operating revenues	$182,959	$193,241	(5.3)%
ATM product sales and other revenues	9,086	12,756	(28.8)
North America total revenues	192,045	205,997	(6.8)
Europe & Africa
ATM operating revenues	52,835	79,958	(33.9)
ATM product sales and other revenues	3,243	1,942	67.0
Europe & Africa total revenues	56,078	81,900	(31.5)
Australia & New Zealand
ATM operating revenues	19,712	20,252	(2.7)
ATM product sales and other revenues	487	105	363.8
Australia & New Zealand total revenues	20,199	20,357	(0.8)

Eliminations	(488)	(1,652)	(70.5)

Total ATM operating revenues	255,018	291,799	(12.6)
Total ATM product sales and other revenues	12,816	14,803	(13.4)
Total revenues	$267,834	$306,602	(12.6)%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
ATM operating revenues. ATM operating revenues, during the three months ended March 31, 2021, decreased $36.8 million, or 12.6%, compared to the same period of 2020. Absent foreign currency exchange rate movements, ATM operating revenues would have decreased $44.1 million or 15.1% due to the impacts of the Pandemic that resulted in lower transaction volumes. The decrease in revenue was partially offset by growth in the interchange, bank-branding and surcharge-free network, and managed services and processing revenues in North America.

The following table details, by segment, the changes in the various components of ATM operating revenues for the periods indicated. As presented, certain prior year amounts have been reclassified to ensure consistency with the current year presentation and management's current views concerning the classification of revenues related to managed services and processing arrangements. The reclassified amounts previously presented as Managed services and processing revenues were reclassified as Surcharge revenues and Bank-branding and surcharge-free network revenues, respectively, in the North America segment, and amounts previously presented as Interchange revenues were reclassified as Managed services and processing revenues in the Europe & Africa and Australia & New Zealand segments. We determined that these reclassifications are not material to the previously reported financial statements.

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(In thousands, excluding percentages)
North America
Surcharge revenues	$61,452	$81,977	$(20,525)	(25.0)%
Interchange revenues	32,160	31,610	550	1.7
Bank-branding and surcharge-free network revenues	61,309	54,538	6,771	12.4
Managed services and processing revenues	28,038	25,116	2,922	11.6
North America total ATM operating revenues	182,959	193,241	(10,282)	(5.3)
Europe & Africa
Surcharge revenues	16,734	32,596	(15,862)	(48.7)
Interchange revenues	34,135	44,825	(10,690)	(23.8)
Bank-branding and surcharge-free network revenues	280	347	(67)	(19.3)
Managed services and processing revenues	1,686	2,190	(504)	(23.0)
Europe & Africa total ATM operating revenues	52,835	79,958	(27,123)	(33.9)
Australia & New Zealand
Surcharge revenues	15,203	15,945	(742)	(4.7)
Managed services and processing revenues	4,509	4,307	202	4.7
Australia & New Zealand total ATM operating revenues	19,712	20,252	(540)	(2.7)
Eliminations	(488)	(1,652)	1,164	(70.5)
Total ATM operating revenues	$255,018	$291,799	$(36,781)	(12.6)%

North America. For the three months ended March 31, 2021, ATM operating revenues in our North America segment decreased $10.3 million, or 5.3%, compared to the same period of 2020 due to the impacts of the Pandemic that resulted in lower transaction volumes driving lower surcharge revenues. The decrease in total revenues was partially offset by growth in bank-branding and surcharge free network revenues in the U.S., driven by growth from our Allpoint Network. The additional volume on our Allpoint Network also drove an increase in interchange revenue. The decrease in total revenue was also partially offset by an increase in our managed services and processing revenues in the U.S., driven by new outsourcing arrangements with both financial institution and retail customers.
Europe & Africa. For the three months ended March 31, 2021, ATM operating revenues in our Europe & Africa segment decreased $27.1 million, or 33.9% compared to the same period of 2020. Absent the foreign currency exchange rate movements, our ATM operating revenues would have decreased by $30.7 million, or 38.4%, primarily due to the impacts of the Pandemic that resulted in lower transaction volumes driving lower surcharge and interchange revenues as well as lower managed services and processing revenues. The lower surcharge revenues were also impacted by travel restrictions associated with the Pandemic, which resulted in a decrease in dynamic currency conversion revenues (recognized within surcharge revenues). The decline was partially offset by an increase in revenues in South Africa attributable to an increase in the number of transacting ATMs and additional transactions per ATM.

Australia & New Zealand. For the three months ended March 31, 2021, ATM operating revenues in our Australia & New Zealand segment decreased $0.5 million, or 2.7%, compared to the same period of 2020. Absent the foreign currency exchange rate movements, our ATM operating revenues would have decreased by $3.4 million, or 17.0%, primarily due to a reduction in the number of transacting ATMs and the impacts of the Pandemic that resulted in lower transaction volumes driving lower surcharge revenues as well as lower managed services and processing revenues on a constant currency basis.
ATM product sales and other revenues. For the three months ended March 31, 2021, ATM product sales and other revenues decreased $2.0 million, or 13.4%, compared to the same period of 2020. The decrease was primarily related to lower equipment sales in the U.S. as a result of the Pandemic.
For additional information related to our constant-currency calculations, see Non-GAAP Financial Measures, below. In addition, see Factors Impacting Comparability Between Periods, below.
Cost of Revenues (exclusive of depreciation, accretion, and amortization of intangible assets)

	Three Months Ended March 31,
	2021	2020	% Change
	(In thousands, excluding percentages)
North America
Cost of ATM operating revenues	$113,368	$128,838	(12.0)%
Cost of ATM product sales and other revenues	6,809	11,065	(38.5)
North America total cost of revenue	120,177	139,903	(14.1)
Europe & Africa
Cost of ATM operating revenues	23,869	51,790	(53.9)
Cost of ATM product sales and other revenues	1,506	844	78.4
Europe & Africa total cost of revenues	25,375	52,634	(51.8)
Australia & New Zealand
Cost of ATM operating revenues	13,832	14,093	(1.9)
Cost of ATM product sales and other revenues	481	183	162.8
Australia & New Zealand total cost of revenues	14,313	14,276	0.3
Corporate total cost of revenues	222	561	(60.4)

Eliminations	(488)	(1,652)	(70.5)

Cost of ATM operating revenues	150,803	193,630	(22.1)
Cost of ATM product sales and other revenues	8,796	12,092	(27.3)
Total cost of revenues	$159,599	$205,722	(22.4)%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets). Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) during the three months ended March 31, 2021 decreased $42.8 million, or 22.1%, compared to the same period of 2020. These results include unfavorable foreign currency exchange rate movements of $4.4 million. This decrease is consistent with the decline in revenues due to the Pandemic that resulted in lower transaction volumes and the reduced cost of operations that primarily resulted in lower merchant commissions, vault cash rental fees, transaction processing, and other operating costs across all of our segments. In addition, in response to the Pandemic, cost reduction initiatives were implemented that included workforce reductions and restructuring activities. The decrease in Cost of ATM operating revenues is also attributable to the recovery of previously paid business rate taxes in the U.K., discussed below.

The following table details, by segment, the changes in the various components of Cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets):

	Three Months Ended March 31,
	2021	2020	Change	% Change
	(In thousands, excluding percentages)
North America
Merchant commissions	$46,216	$60,811	$(14,595)	(24.0)%
Vault cash rental	11,006	11,314	(308)	(2.7)
Other costs of cash	17,522	16,054	1,468	9.1
Repairs and maintenance	14,606	13,473	1,133	8.4
Communications	3,318	3,424	(106)	(3.1)
Transaction processing	1,250	1,731	(481)	(27.8)
Employee costs	8,775	8,730	45	0.5
Other expenses	10,675	13,301	(2,626)	(19.7)
North America total cost of ATM operating revenues	113,368	128,838	(15,470)	(12.0)
Europe & Africa
Merchant commissions	11,790	19,311	(7,521)	(38.9)
Vault cash rental	2,989	3,525	(536)	(15.2)
Other costs of cash	2,905	4,724	(1,819)	(38.5)
Repairs and maintenance	2,413	3,178	(765)	(24.1)
Communications	2,716	2,613	103	3.9
Transaction processing	1,452	3,945	(2,493)	(63.2)
Employee costs	8,130	9,217	(1,087)	(11.8)
Other expenses	(8,526)	5,277	(13,803)	(261.6)
Europe & Africa total cost of ATM operating revenues	23,869	51,790	(27,921)	(53.9)
Australia & New Zealand
Merchant commissions	7,505	7,512	(7)	(0.1)
Vault cash rental	848	1,306	(458)	(35.1)
Other costs of cash	1,316	1,240	76	6.1
Repairs and maintenance	1,829	1,631	198	12.1
Communications	475	418	57	13.6
Transaction processing	242	612	(370)	(60.5)
Employee costs	1,189	923	266	28.8
Other expenses	428	451	(23)	(5.1)
Australia & New Zealand total cost of ATM operating revenues	13,832	14,093	(261)	(1.9)
Corporate	222	561	(339)	(60.4)
Eliminations	(488)	(1,652)	1,164	(70.5)
Total cost of ATM operating revenues	$150,803	$193,630	$(42,827)	(22.1)%
North America. For the three months ended March 31, 2021, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangible assets) in our North America segment decreased $15.5 million, or 12.0%, compared to the same period of 2020. This decline was primarily due to the Pandemic that resulted in lower transaction volumes driving lower merchant commissions, vault cash rental fees, transaction processing costs and other operating costs. The decrease was partially offset by an increase in Other costs of cash primarily related to higher cash-in-transit costs to ensure cash availability in the U.S. Also offsetting the decline were higher repair and maintenance costs driven by an increase in Company-owned ATMs utilizing third-party maintenance, including an increase in the number of full function ATMs.

Europe & Africa. For the three months ended March 31, 2021, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Europe & Africa segment decreased by $27.9 million, or 53.9%, compared to the same period of 2020, including a $1.7 million unfavorable impact of foreign currency exchange rate movements. This decrease was primarily due to the Pandemic that resulted in lower transaction volumes driving lower merchant commissions, transaction processing costs, vault cash rental fees and other operating costs. The decrease was also due to the closure of certain cash management and office facilities as part of our restructuring activities, primarily in the U.K., and lower employee costs due to workforce reductions partially in response to the Pandemic. In addition, in May 2020, the U.K. Supreme Court eliminated our obligation to pay business rate taxes to certain local authorities that resulted in net cash recoveries of $12.0 million related to previous periods, which is reflected as a cost reduction in the Other expenses line within the Cost of ATM operating revenues, as well as the ongoing reduction in business rate tax expense during the three months ended March 31, 2021, compared to the same period of 2020.
Australia & New Zealand. For the three months ended March 31, 2021, our cost of ATM operating revenues (exclusive of depreciation, accretion, and amortization of intangibles assets) in our Australia & New Zealand segment decreased $0.3 million, or 1.9%, compared to the same period of 2020, including a $2.0 million unfavorable impact of foreign currency exchange rate movements. The decline was primarily due to the effects of the Pandemic including lower transaction volumes driving lower merchant commissions, vault cash rental fees, cash-in-transit services and other operating costs.
Cost of ATM product sales and other revenues. For the three months ended March 31, 2021, our cost of ATM product sales and other revenues decreased 27.3% from the same period of 2020. The decrease was primarily related to lower equipment sales in the U.S as a result of the Pandemic.
Selling, General, and Administrative Expenses

	Three Months Ended March 31,
	2021	2020	% Change
	(In thousands, excluding percentages)
Selling, general, and administrative expenses	$38,909	$37,730	3.1%
Share-based compensation expense	4,000	4,648	(13.9)
Total selling, general, and administrative expenses	$42,909	$42,378	1.3%

Percentage of total revenues:
Selling, general, and administrative expenses	14.5%	12.3%
Share-based compensation expense	1.5	1.5
Total selling, general, and administrative expenses	16.0%	13.8%
Selling, general, and administrative expenses (“SG&A expenses”), excluding share-based compensation expense. For the three months ended March 31, 2021, SG&A expenses, excluding share-based compensation expense, increased $1.2 million, or 3.1%, compared to the same period of 2020. This increase was primarily a result of pandemic impacted compensation costs in the prior year partially offset by restructuring activities as well as lower professional fees and other cost reductions implemented as a result of the Pandemic.
Share-based compensation expense. For the three months ended March 31, 2021, share-based compensation expense decreased $0.6 million, or 13.9%, compared to the same period of 2020 as a result of the amount, timing and terms of share-based payment awards granted during the respective periods, net of estimated forfeitures. For additional information related to share-based compensation expense, see Item 1. Financial Statements, Note 4. Share-based Compensation.

Restructuring Expenses
During 2020, we implemented certain cost reduction initiatives intended to improve the Company's cost structure and operating efficiency partly in response to the Pandemic. During the three months ended March 31, 2021 and 2020, we incurred $1.7 million and $1.2 million, respectively, of pre-tax expenses related to these restructuring activities that primarily included facility closures, workforce reductions, professional fees and other related charges. The facility closures and related workforce reductions during the three months ended March 31, 2021 and 2020, respectively, primarily occurred in the U.K. related to reducing the number of facilities associated with cash delivery operations.
For additional information, see Item 1. Financial Statements, Note 1. General and Basis of Presentation – (d) Restructuring Expenses.
Acquisition Related Expenses
We incurred legal and professional fees and certain other administrative expenses totaling $1.4 million during the three months ending March 31, 2021 in connection with the proposed acquisition of the Company by NCR. For additional information related to the proposed acquisition, see Recent Trends and Events - Proposed Transaction with NCR, above.

Depreciation and Accretion Expense

	Three Months Ended March 31,
	2021	2020	% Change
	(In thousands, excluding percentages)
Depreciation and accretion expense	$32,285	$32,211	0.2%

Percentage of total revenues	12.1%	10.5%
Depreciation and accretion expense. For the three months ended March 31, 2021, depreciation and accretion expense increased $0.1 million or 0.2%, compared to the same periods of 2020 due to the amount and timing of capital additions in the ordinary course of business and the fluctuation in foreign currency exchange rates.
Amortization of Intangible Assets

	Three Months Ended March 31,
	2021	2020	% Change
	(In thousands, excluding percentages)
Amortization of intangible assets	$6,086	$8,413	(27.7)%

Percentage of total revenues	2.3%	2.7%
Amortization of intangible assets. For the three months ended March 31, 2021, amortization of intangible assets decreased by $2.3 million, or 27.7%, compared to the same period of 2020 primarily due to the timing of certain intangible assets becoming fully amortized.
Loss on Disposal and Impairment of Assets

	Three Months Ended March 31,
	2021	2020	% Change
	(In thousands, excluding percentages)
Loss on disposal and impairment of assets	$353	$921	(61.7)%

Percentage of total revenues	0.1%	0.3%
Loss on disposal and impairment of assets. The losses recognized during the three months ended March 31, 2021 and 2020 primarily related to the disposal of ATM assets and related ATM parts in the normal course of business.

Interest Expense, net

	Three Months Ended March 31,
	2021	2020	% Change
	(In thousands, excluding percentages)
Interest expense, net	$10,761	$6,421	67.6%

Percentage of total revenues	4.0%	2.1%
Interest expense, net. For the three months ended March 31, 2021, Interest expense, net, increased $4.3 million, or 67.6%, compared to the same period of 2020. This increase was primarily attributable to interest on the $500 million term loan facility entered into in June 2020 ("Term Loan"), partially offset by the repurchase and repayment of our 1% convertible senior notes ("Convertible Notes") in the second half of 2020. The increase was also partially offset by lower interest expense on the revolving credit facility, which was fully repaid in June 2020.
For additional information related to our outstanding borrowings, see Item 1. Financial Statements, Note 9. Current and Long-Term Debt.
Other Expenses, net
During the three months ended March 31, 2021, our Other expenses, net of $2.8 million were primarily attributable to foreign currency remeasurement adjustments and other non-operating costs. During the three months ended March 31, 2020, we recognized a gain of $4.1 million in Other expenses, net to revise the estimated fair value of the acquisition related contingent consideration liability. This gain was entirely offset by foreign currency translation losses and other non-operating costs totaling $7.9 million.
Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2021	2020	% Change
	(In thousands, excluding percentages)
Income tax expense (benefit)	$2,951	$(3,737)	(179.0)%

Effective tax rate	33.4%	(185.7)%
Income tax expense (benefit). Our income tax expense for the three months ended March 31, 2021 totaled $3.0 million resulting in an effective tax rate of 33.4%, compared to a benefit of $3.7 million, and an effective tax rate of (185.7)%, for the same period of 2020.
The increase in tax expense for the three months ended March 31, 2021 was primarily attributable to the higher pre-tax profits recognized in the current period, without an offset from any non-recurring tax benefits, as was recognized in the same period of 2020. The benefit recognized for the three months ended March 31, 2020 was primarily attributable to a non-recurring benefit from the carryback of net operating losses to prior tax years at the higher 35% U.S. tax rate, compared to the current tax rate of 21%, as a result of the Coronavirus Aid, Relief, and Economic Security (CARES) Act that was signed into law in the U.S. in March 2020.
Factors Impacting Comparability Between Periods
COVID-19 pandemic. As discussed in our Recent Trends and Events and our Results of Operations above, the Pandemic has had a significant impact on our operating results during the three months ended March 31, 2021, and continues to have an impact on our operating results.

Foreign currency exchange rates. Our reported financial results are subject to fluctuations in foreign currency exchange rates. We estimate that the year-over-year fluctuation of the currencies in the markets in which we operate relative to the U.S. dollar caused our reported total revenues to be lower by approximately $7.7 million during the three months ended March 31, 2021.
Please see the Form 10-K for the year ended December 31, 2020, for discussion of developing trends and recent events with relevance to the business.

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

We aim to continue to expand our ATM footprint organically and launch new products and services that will allow us to leverage our existing ATM network. We believe our network can serve as the digital to physical gateway for financial institutions, digital-based businesses, and consumers for cash-based transactions. We see opportunities to expand our operations by:

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
For additional information related to each of our strategic points above, see Part I. Item 1. Business - Our Strategy in our 2020 Form 10-K.
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
Adjusted Net Income, Adjusted Net Income per Diluted Share, and Adjusted Tax Rate
Adjusted Net Income represents net income computed in accordance with U.S. GAAP, before amortization of intangible assets, deferred financing costs and note discounts, gains or losses on disposal and impairment of assets, share-based compensation expense, certain other income and expense amounts, acquisition related expenses, certain non-operating expenses, and (if applicable in a particular period) certain costs not anticipated to occur in future periods (together, the “Adjustments”). The non-GAAP tax rate used to calculate Adjusted Net Income was approximately 27.1% for the three months ended March 31, 2021 and 23.6% for the three months ended March 31, 2020, respectively. The non-GAAP tax rates represent the U.S. GAAP tax rate for the period as adjusted by the estimated tax impact of the items adjusted from the measure and excluding non-recurring impacts of tax rate changes and valuation allowances. Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by weighted average diluted shares outstanding.
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
Constant Currency
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

	Three Months Ended March 31,
	2021	2020
Net income attributable to controlling interests and available to common shareholders	$5,876	$5,755
Adjustments:
Interest expense, net	10,761	6,421
Amortization of deferred financing costs and note discount	1,043	3,486
Income tax expense (benefit)	2,951	(3,737)
Depreciation and accretion expense	32,285	32,211
Amortization of intangible assets	6,086	8,413
EBITDA	59,002	52,549

Add back:
Loss on disposal and impairment of assets	353	921
Other expenses (1)	2,842	3,829
Noncontrolling interests (2)	15	13
Share-based compensation expense	4,258	5,193
Restructuring expenses (3)	1,692	1,209
Acquisition related expenses (4)	1,440	—
Adjusted EBITDA (5)	69,602	63,714

Less:
Depreciation and accretion expense (6)	32,285	32,210
Interest expense, net	10,761	6,421
Adjusted pre-tax income	26,556	25,083
Income tax expense (7)	7,197	5,920
Adjusted Net Income	$19,359	$19,163

Adjusted Net Income per share – basic	$0.43	$0.43
Adjusted Net Income per share – diluted	$0.42	$0.42

Weighted average shares outstanding – basic	44,959,960	44,729,824
Weighted average shares outstanding – diluted	45,609,764	45,741,261
(1)Includes foreign currency translation gains/losses, the revaluation of the estimated acquisition related contingent consideration, and other non-operating costs.
(2)Noncontrolling interest adjustment made such that Adjusted EBITDA includes only the Company’s ownership interest in the Adjusted EBITDA of one of the Company's Mexican subsidiaries.
(3)For the three months ended March 31, 2021, restructuring expenses included costs incurred in conjunction with facility closures, workforce reductions and other related charges. For the three months ended March 31, 2020, restructuring expenses included professional fees and costs incurred in conjunction with facility closures and workforce reductions. The facility closures during the three months ended March 31, 2021 and 2020, respectively, primarily occurred in the U.K. related to reducing the number of facilities associated with cash delivery operations.
(4)For the three months ended March 31, 2021, acquisition related expenses includes legal and professional fees and certain administrative costs incurred in connection with the proposed acquisition of the Company, as further discussed in Note 1. Basis of Presentation - (a) Description of Business.
(5)The results for the three months ended March 31, 2021 include business rate tax recoveries of $12.0 million, classified as a cost reduction within Cost of ATM operating revenues.
(6)Amounts exclude a portion of the expenses incurred by one of the Company's Mexican subsidiaries to account for the amounts allocable to the noncontrolling interest shareholders.

(7)For the three month periods ended March 31, 2021 and 2020, the non-GAAP tax rates used to calculate Adjusted Net Income were 27.1% and 23.6%. The non-GAAP tax rates represent the Company’s U.S. GAAP tax rates adjusted for the net tax effects related to the items excluded from Adjusted Net Income.

Reconciliation of U.S. GAAP Revenue to Constant-Currency Revenue
(in thousands, excluding percentages)

Consolidated revenue:	Three Months Ended March 31,
	2021			2020	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$255,018	$(7,306)	$247,712	$291,799	(12.6)%	(15.1)%
ATM product sales and other revenues	12,816	(401)	12,415	14,803	(13.4)	(16.1)
Total revenues	$267,834	$(7,707)	$260,127	$306,602	(12.6)%	(15.2)%

North America revenue:	Three Months Ended March 31,
	2021			2020	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$182,959	$(810)	$182,149	$193,241	(5.3)%	(5.7)%
ATM product sales and other revenues	9,086	(61)	9,025	12,756	(28.8)	(29.2)
Total revenues	$192,045	$(871)	$191,174	$205,997	(6.8)%	(7.2)%

Europe & Africa revenue:	Three Months Ended March 31,
	2021			2020	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$52,835	$(3,599)	$49,236	$79,958	(33.9)%	(38.4)%
ATM product sales and other revenues	3,243	(258)	2,985	1,942	67.0	53.7
Total revenues	$56,078	$(3,857)	$52,221	$81,900	(31.5)%	(36.2)%

Australia & New Zealand revenue:	Three Months Ended March 31,
	2021			2020	% Change
	U.S. GAAP	Foreign Currency Impact	Constant - Currency	U.S. GAAP	U.S. GAAP	Constant - Currency
ATM operating revenues	$19,712	$(2,897)	$16,815	$20,252	(2.7)%	(17.0)%
ATM product sales and other revenues	487	(82)	405	105	363.8	285.7
Total revenues	$20,199	$(2,979)	$17,220	$20,357	(0.8)%	(15.4)%

Reconciliation of Adjusted EBITDA, Adjusted Net Income, and Adjusted Net Income per diluted share on a Non-GAAP basis to Constant-Currency (in thousands, excluding percentages and per share amounts)

	Three Months Ended March 31,
	2021			2020	% Change
	Non - GAAP (1)	Foreign Currency Impact	Constant - Currency	Non - GAAP (1)	Non - GAAP (1)	Constant - Currency

Adjusted EBITDA	$69,602	$(2,086)	$67,516	$63,714	9.2%	6.0%
Adjusted Net Income	$19,359	$(522)	$18,837	$19,163	1.0%	(1.7)%
Adjusted Net Income per share – diluted (2)	$0.42	$—	$0.42	$0.42	—%	—%

(1) As reported on the Reconciliation of Net Income Attributable to Controlling Interests and Available to Common Shareholders to EBITDA, Adjusted EBITDA, and Adjusted Net Income above.
(2)    Adjusted Net Income per diluted share is calculated by dividing Adjusted Net Income by the weighted average diluted shares outstanding of 45,609,764 and 45,741,261 for the three months ended March 31, 2021 and 2020.

Reconciliation of Current and Long-Term Debt to Net Debt

	March 31, 2021	December 31, 2020
	(In thousands)
	(Unaudited)
Total Current and Long-term Debt	$777,693	$778,177
Add: Unamortized discounts and capitalized debt issuance costs	18,557	19,323
Less: Cash and cash equivalents	(197,363)	(174,242)
Net Debt	$598,887	$623,258

Reconciliation of Net Cash Provided by Operating Activities to Adjusted Net Cash Provided by Operating Activities and Adjusted Free Cash Flow

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash provided by operating activities	$69,352	$1,120
Restricted cash settlement activity (1)	(4,346)	39,871
Adjusted net cash provided by operating activities	65,006	40,991
Net cash used in investing activities, excluding acquisitions (2)	(16,246)	(18,429)
Adjusted free cash flow	$48,760	$22,562

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

Liquidity and Capital Resources
Overview
As of March 31, 2021, we had $197.4 million in cash and cash equivalents and $777.7 million of current and long-term debt (or $796.3 million, including $18.6 million of capitalized debt issuance costs and unamortized discounts). In addition, we currently have a $600 million revolving credit facility, with currently no borrowings outstanding and approximately $10.0 million in outstanding letters of credit.
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
Operating Activities
Net cash provided by operating activities totaled $69.4 million during the three months ended March 31, 2021 compared to net cash provided by operating activities of $1.1 million during the same period of 2020. Excluding changes in restricted cash liabilities during the periods due to the timing of settlements, our cash flows from operating activities increased $24.0 million. This increase in operating cash flow (excluding settlement changes) is primarily due to higher operating profits and positive changes in working capital.
Investing Activities
Net cash used in investing activities totaled $16.2 million during the three months ended March 31, 2021 compared to net cash used in investing activities of $18.4 million during the same period of 2020. The change in net cash used in investing activities during the three months ended March 31, 2021 relative to the prior year was primarily a result of reduced capital expenditures, driven by technology enhancements, strategic procurement initiatives and ordinary course business requirement fluctuations.
Financing Activities
Net cash used in financing activities totaled $24.2 million during the three months ended March 31, 2021 compared to cash provided by financing activities of $565.0 million during the same period of 2020. During the three months ended March 31, 2021, we paid $9.2 million to satisfy the 2020 portion of our obligation under the Spark acquisition contingent consideration arrangement, made $14.5 million in tax payments upon vesting of share-based compensation awards, and made the mandatory quarterly principal repayment on our Term Loan facility. During the first quarter of 2020, we borrowed $587.1 million under our revolving credit agreement in anticipation of the maturity of our Convertible Notes due on December 1, 2020 and for additional liquidity given the economic uncertainty caused by the worldwide COVID-19 pandemic. During the three months ended March 31, 2020 we also used $16.9 million to repurchase 505,699 Class A ordinary shares. We have from time to time sought to repurchase our outstanding debt and / or equity securities in privately negotiated transactions.
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

Critical Accounting Policies
Our consolidated financial statements included in this Form 10-Q have been prepared in accordance with U.S. GAAP, which requires management to make numerous estimates and assumptions. Actual results could differ from those estimates and assumptions, thus impacting our results of operations and financial position. For discussion of the critical accounting policies and estimates that are most important to the depiction of our financial condition and results of operations see Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates and Item 8. Financial Statements and Supplementary Data, Note 1. Basis of Presentation and Summary of Significant Accounting Policies within our 2020 Form 10-K.
Goodwill Impairment
During the year ended December 31, 2020, we performed quantitative impairment tests and determined that the fair value of all reporting units exceeded the carrying value and, as such, no impairments were recorded. During the three months ended March 31, 2021, we did not identify any impairment indicators. To the extent that we are unable to perform in accordance with our projections, including the estimated impact of the Pandemic, further goodwill impairment charges are possible.
New Accounting Pronouncements
For information related to accounting pronouncements adopted and not yet adopted during 2021 see Item 1. Financial Statements, Note 2. New Accounting Pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2020 Form 10-K.
We are exposed to certain risks related to our ongoing business operations, including interest rate risk associated with our vault cash rental obligations and variable rate debt. The following quantitative and qualitative information is provided about financial instruments to which we were a party at March 31, 2021 and from which we may incur future gains or losses as a result of changes in market interest rates or foreign currency exchange rates. We do not enter into derivative or other financial instruments for speculative or trading purposes.
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
The notional amounts, weighted average fixed rates, and remaining terms associated with our interest rate swap contracts and cap agreements that are currently in place in the U.S., Canada, the U.K., and Australia as of March 31, 2021 are as follows:

Outstanding Interest Rate Derivatives Associated with Vault Cash Rental Obligations

Remaining Term of Hedging Instrument	Segment	Currency	Weighted Average Fixed Rate/Cap Rate (1)	Notional Value in Respective Currency
				(In millions)
Interest Rate Swap Contract - Vault Cash
April 1, 2021 – December 31, 2021	North America	U.S. Dollar	1.46%	$1,200
January 1, 2022 – December 31, 2022	North America	U.S. Dollar	1.17%	$1,000
January 1, 2023 – December 31, 2024	North America	U.S. Dollar	0.98%	$600
April 1, 2021 – December 31, 2021	North America	Canadian Dollar	2.46%	$125
April 1, 2021 – December 31, 2022	Europe & Africa	Pound Sterling	0.94%	$500
April 1, 2021 – December 31, 2021	Australia & New Zealand	Australian Dollar	0.71%	$40
Interest Rate Cap Contracts - Vault Cash
April 1, 2021 – December 31, 2023	North America	U.S. Dollar	3.25%	$200
(1) Cap rate represents the maximum amount of interest to be paid each year as per terms of the cap. The cost of the cap is amortized through vault cash rental expense over the term of cap.

Summary of Interest Rate Exposure on Average Outstanding Vault Cash
The following table presents a hypothetical sensitivity analysis of our annual vault cash rental expense in our North America, Europe & Africa and Australia & New Zealand segments based on our average outstanding vault cash balance and interest rate derivatives for the quarter ended March 31, 2021 and assuming a 100 basis point increase in interest rates (in millions):

	North America	Europe & Africa	Australia & New Zealand
Average outstanding vault cash balance	$2,774	$1,187	$259
Interest rate swap contracts fixed notional amount	(1,499)	(689)	(31)
Residual unhedged outstanding vault cash balance	$1,275	$498	$228

Additional annual interest incurred on 100 basis point increase	$12.75	$4.98	$2.28
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

Interest Rate Derivatives and Outlook. As of March 31, 2021, we had an asset of $0.3 million and a liability of $34.8 million recorded in the accompanying Consolidated Balance Sheets, which represented the fair value of our interest rate swap and cap contracts associated with our vault cash rental obligations. The fair value estimate for these instruments was calculated as the present value of amounts estimated to be paid to a marketplace participant. These derivative contracts are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP). For each highly effective hedging relationship, the gain or loss on the derivative instrument is reported as a component of the Accumulated other comprehensive loss, net line in the Consolidated Balance Sheets. The gain or loss is reclassified into earnings in the Vault cash rental expense line within the Cost of ATM operating revenues line in the Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects and has been forecasted in earnings.
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
Interest expense. Our interest expense is also sensitive to changes in interest rates as borrowings under our revolving credit and term loan facilities accrue interest at floating rates. As of March 31, 2021, we had no outstanding borrowings under our revolving credit facility and $496.3 million of outstanding borrowings under our floating rate term loan facility.

To mitigate the interest rate risk associated with the borrowings on our floating rate term loan facility, on July 30, 2020, we executed $250.0 million aggregate notional amount interest rate cap contracts that terminate December 31, 2025. These interest rate cap contracts have a cap rate of 1% and have been designated as cash flow hedges of the floating rate interest associated with our term loan facility. See Item 1. Financial Statements, Note 9. Current and Long-Term Debt.

Outstanding Interest Rate Derivatives Associated with Variable Rate Debt

Remaining Term of Hedging Instrument	Segment	Currency	Weighted Average Fixed Rate/Cap Rate (1)	Notional Value in Respective Currency
Interest rate cap contracts - Variable Debt				(In millions)
April 1, 2021 – December 31, 2025	North America	U.S. Dollar	1.00%	$250

(1) Cap rate represents the maximum amount of interest to be paid each year as per terms of the cap. The cost of the cap will be amortized through interest expense over the term of the cap.

As of March 31, 2021, we had an asset of $3.6 million and a liability of $0.4 million recorded in the accompanying Consolidated Balance Sheets, which represented the fair value of our interest rate cap contracts associated with our term loan facility. The fair value estimate for these instruments was calculated as the present value of amounts estimated to be paid to a marketplace participant. These derivative contracts are valued using pricing models based on significant other observable inputs (Level 2 inputs under the fair value hierarchy prescribed by U.S. GAAP). For each highly effective hedging relationship, the gain or loss on the derivative instrument is reported as a component of the Accumulated other comprehensive loss, net line in the Consolidated Balance Sheets. The gain or loss is reclassified into earnings in the Interest expense, net line in the Consolidated Statements of Operations in the same period or periods during which the hedged transaction affects and has been forecasted in earnings.

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
Foreign Currency Exchange Rate Risk
As a result of our global operations, we are exposed to market risk from changes in foreign currency exchange rates. The functional currencies of our international subsidiaries are their respective local currencies. The results of operations of our international subsidiaries are translated into U.S. dollars using average foreign currency exchange rates in effect during the periods in which those results are recorded and the assets and liabilities are translated using the foreign currency exchange rate in effect as of each balance sheet reporting date. These resulting translation adjustments to assets and liabilities have been reported in Accumulated other comprehensive loss, net within the accompanying Consolidated Balance Sheets. As of March 31, 2021, this accumulated translation loss totaled $39.0 million compared to $41.6 million as of December 31, 2020.
Our consolidated financial results were impacted by changes in foreign currency exchange rates during the three months ended March 31, 2021 compared to the prior year. Our total revenues during the three months ended March 31, 2021 would have been lower by approximately $7.7 million had the foreign currency exchange rates from the three months ended March 31, 2021 remained unchanged from the prior year. A sensitivity analysis indicates that, if the U.S. dollar uniformly strengthened or weakened 10% against the U.K. pound sterling, Euro, Mexican peso, Canadian dollar, Australian dollar, and South African Rand, the effect upon our operating income would have been approximately $0.6 million for the three months ended March 31, 2021, respectively.
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
Item 4. Controls and Procedures
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
In the ordinary course of business, the Company reviews its internal control over financial reporting and makes changes to its control procedures, processes and systems that are intended to enhance such controls and increase efficiency while maintaining an effective internal control environment.
In conjunction with the evaluation described above, there have been no changes in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The disclosure responsive to this Item related to our material pending legal and regulatory proceedings and settlements, is incorporated by reference herein from Part I. Financial Information, Item 1. Financial Statements, Note 13. Commitments and Contingencies – Legal Matters.
Item 1A. Risk Factors
You should carefully consider the risks discussed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) and other information included and incorporated by reference in this report. These risks could materially affect our business, financial condition, or future results. There have been no material changes in our assessment of our risk factors from those set forth in our 2020 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit Number	Description
10.1*	Form equity award agreement (South Africa, time based)
10.2*	Form equity award agreement (South Africa, performance based)
10.3*	Form equity award agreement (South Africa, market based)
10.4*	Form equity award agreement (non-employee director)
10.5*	Form equity award agreement (time based)
10.6*	Form equity award agreement (time based)
10.7*	Form equity award agreement (time based, special)
10.8*	Form equity award agreement (performance based)
10.9*	Form equity award agreement (performance based)
10.10*	Form equity award agreement (performance based, special)
10.11*	Form equity award agreement (market based)
10.12*	Form equity award agreement (market based)
10.13*	Form equity award agreement (market based, special)
10.14*	Form Annual Executive Cash Incentive Plan
31.1*	Certification of the Chief Executive Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Cardtronics plc pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of Cardtronics plc pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL.
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
* Filed herewith.
** Furnished herewith.
Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARDTRONICS PLC

May 7, 2021	/s/ Gary W. Ferrera
Gary W. Ferrera
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

May 7, 2021	/s/ Paul A. Gullo
Paul A. Gullo
Chief Accounting Officer
(Duly Authorized Officer and
Principal Accounting Officer)